Form 10-K
period 1993-10-31
ADC TELECOMMUNICATIONS INC
filed 1994-01-12
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          -----------------------------
                                    FORM 10-K

(Mark One)
     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended October 31, 1993

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the Transition period from ___________ to ___________

                           Commission File No. 0-1424

                        ADC Telecommunications, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                 41-0743912
- -----------------------------------------      ---------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          4900 West 78th Street
         Minneapolis, Minnesota                              55435
- -----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (612) 938-8080

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.20 par value
                                                             Common Stock
                                                             Purchase Rights

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        /X/ Yes    / / No

          The aggregate market value of voting stock held by nonaffiliates of the registrant, as of December 15, 1993, was approximately $910,884,000 (based on the last sale price of such stock as reported by the NASDAQ National Market System).

          The number of shares outstanding of the registrant's common stock, $.20 par value, as of December 15, 1993, was 27,725,682.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                       DOCUMENTS INCORPORATED BY REFERENCE

          Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1994.

                                     PART I

ITEM 1.  BUSINESS

     ADC Telecommunications, Inc. designs, manufactures and markets a broad range of transmission and networking systems and physical connectivity products for broadband telecommunications networks utilizing copper and fiber optic transmission media. The Company markets its products worldwide through its own direct sales force, as well as through distributors, dealer organizations and original equipment manufacturers (OEMs). The Company's products are designed for use in the public telecommunications networks maintained by telephone operating companies, interexchange carriers, other telecommunications common carriers and broadcast and cable TV networks, and for use in private telecommunications networks maintained by large businesses, government agencies, and educational and other non-profit institutions.

     The Company was incorporated in 1953 as a Minnesota corporation under the name Magnetic Controls Company. In 1961, Magnetic Controls Company was merged with ADC Incorporated, a Minnesota corporation incorporated in 1935. In 1984, the Company sold substantially all of the assets of its magnetics operations. In 1985, Magnetic Controls Company changed its corporate name to ADC Telecommunications, Inc. in order to better reflect the Company's commitment to the telecommunications market and to identify the Company more closely with its ADC trademark.

     In July 1989, ADC acquired Kentrox Industries, Inc. (Kentrox), a manufacturer of public network service access equipment for private telecommunications networks, located in Portland, Oregon. In June 1990, the Company acquired technology and other assets of TELINQ Systems Incorporated, located in Richardson, Texas. The ADC TELINQ Development Center-SM- (TELINQ) is an advanced development center for ADC and is responsible for developing high speed digital transmission products. In July 1990, ADC acquired American Lightwave Systems, Inc. (ALS). ALS, located in Meriden, Connecticut, designs, manufactures and markets fiber optic video transmission equipment for the telephone, cable television, broadcast and government markets. In May 1991, the Company acquired Fibermux Corporation (Fibermux), located in Chatsworth, California. Fibermux designs, manufactures, markets, and installs enterprise-wide communication systems for the interconnection and transport of Local Area Network (LAN) and other voice, data and video traffic, primarily in private telecommunications networks. As used herein, the terms "Company" and "ADC" refer to ADC Telecommunications, Inc. and its wholly-owned subsidiaries unless the context requires otherwise.

THE TELECOMMUNICATIONS MARKET

     The largest market for the Company's broad range of telecommunications products consists of companies providing service in the public telecommunications networks and the OEMs which supply such companies. The Company's transmission and physical connectivity products for the public network market are primarily located in central transmission facilities (i.e., in telephone company networks, central office and outside plant facilities which contain the equipment used in switching and transmitting incoming and outgoing telephone circuits to complete local and long distance telephone connections).

     Another market for the Company's products consists of rapidly growing private voice, data and video telecommunications networks maintained by businesses, government agencies, and educational and other non-profit institutions. The Company's customers in this market primarily include large businesses and government agencies with their own communications networks and the OEMs and Value Added Resellers (VARs) which supply such networks. The Company's products for private networks are located on the private network customers' premises and consist of enterprise-wide communication systems and public network service access equipment.

     The market for the Company's products has grown in large part due to the effects of three ongoing developments in the telecommunications industry. First, rapid technological change has created a demand for new products employing advanced technologies. Second, the shift to data and video network traffic has resulted in increasing demand for voice, data and video networking capabilities within private networks and, more recently, over the public networks as well. Third, the policy of deregulation being followed by the Federal Communications Commission and other similar regulatory agencies throughout the world has increased opportunities for independent companies to supply products and services within public telephone system markets and within private voice, data and video communications markets.

     The Company believes that for the foreseeable future technological change will be the most important development in the continuing evolution of the telecommunications market. One important technological change in the past decade has been the increasing replacement of analog technology with digital technology in transmission networks. In analog technology, information is converted to a voltage or current wave form for processing or transmission. In digital technology, information is converted to digital bits and then processed or transmitted using computer-based components.

     A second important change in transmission technology has been the introduction of fiber optic systems, which are based on a physical property of light that allows transmission of light pulses in a coded analog or digital format through a glass fiber approximately the size of a human hair. Fiber optic systems are increasingly replacing copper-based transmission systems because of their capacity to carry large volumes of information at high speeds, their small size and their insensitivity to electromagnetic interference.

     A third important technological change in the telecommunications marketplace is in the use of integrated circuits and miniaturization, which has facilitated the transfer of certain telecommunications functions from central switching and transmission locations to locations closer to the business or residential end-user. In addition, because of the increased use of integrated circuits in both public and private telecommunications, networks have become significantly more complex. Increasingly, high speed switching, network performance monitoring, information compression, and data translation functions are being performed by network equipment. The Company believes that over the long term, the majority of new equipment purchased by telephone operating companies and private network customers will employ digital technology and that a significant portion of such equipment will utilize the fiber optic transmission medium.

PRODUCTS

     The Company categorizes its products into the following groups:

     TRANSMISSION PRODUCTS: Transmission products permit and enhance the generation of electronic and optical signals over a telecommunications circuit. Certain of the transmission products also provide access in order to monitor, test and reroute circuits within telecommunications transmission systems. ADC's transmission products are designed for use in copper-based and fiber optic transmission systems.

     NETWORKING PRODUCTS: Networking products provide interconnection and transportation of voice, data and video signals within a single customer building or campus as well as network access to the public network. The Company's networking products are designed for use in copper-based and fiber optic networks.

     BROADBAND CONNECTIVITY PRODUCTS: Broadband connectivity products provide the physical connectivity (contact points) for connecting different telecommunications system components and gaining access to telecommunications system circuits by electromechanical means for the purpose of testing, monitoring or reconfiguring such circuits. A majority of the Company's broadband connectivity products are designed for use in copper-based transmission systems, with the remainder designed for use in fiber optic transmission systems.

     Historically, most of the Company's products have been used in connection with copper-based telecommunications systems, reflecting the historical installed base of equipment utilizing copper cable in domestic and international telecommunications networks. As a direct result of this large installed base, the Company expects that, for the foreseeable future, a substantial portion of its existing and new products will be sold to maintain and improve the functionality of copper-based telecommunications systems. Although the Company expects to continue to allocate considerable resources to improving existing and developing new products for these systems, it will also devote significant resources to the development of fiber optic products because the

Company believes that such products represent an increasing source of future growth of broadband connectivity product revenues.

     The percentages of total consolidated net sales attributable to each of the Company's product groups and to fiber optic products in total for the past three fiscal years are set forth in Part II, Item 7 hereof. As used herein, "copper products" refer to products used in copper-based telecommunications systems, and "fiber optic products" refer to products used in fiber optic telecommunications systems.

TRANSMISSION PRODUCTS

     DIGITAL REPEATERS: The Company's copper-based digital repeaters regenerate digital signals that have degraded because of transmission over long distances, primarily in central office applications. Digital repeaters are sold primarily to telephone operating companies and other telecommunications common carriers.

     TEST AND MONITORING SYSTEMS: The Company manufactures three remote digital test and performance monitoring products. The T-Sentry-R- system and SENTRY 45-TM- system provide non-intrusive remote network performance monitoring and alarm surveillance on DS1 and DS3 signals. The Company's NetStar-R- system, a remotely operable, intrusive T1 test and monitoring system, is designed for high capacity T1 telephone central office testing and private network facility management.

     The Company has developed and recently released for commercial use its open systems-based FiberWatch-TM- remote fiber test and surveillance system. The FiberWatch system provides a database of installed fibers, performs scheduled and on-demand testing, and provides mapping and graphing capability for location of faults in networks.

     ADC also manufactures and sells the Logix control system, a software system which enables the user to network numerous test and monitoring systems and to interface with higher level network management systems. The Logix system has an open architecture that supports various standards and provides for the centralized management of all ADC test and monitoring systems.

     The Company's test and monitoring systems are sold to telephone operating companies, other telecommunications common carriers, OEMs, distributors, and users of private voice and data communication networks.

     COAXIAL MULTIPLEXER:   Under contract with a large computer manufacturer,
the Company manufactures a coaxial multiplexer device used to connect up to eight computer monitors by a single cable to a main computer. The device is sold exclusively to this customer under an agreement that is cancelable at its option.

     FIBER VIDEO DELIVERY EQUIPMENT: Through its ALS subsidiary, the Company manufacturers fiber optic based video transmission systems. The LiteAmp-R-, FN6000-TM-, LC6000-TM- and LX6000-TM- systems transmit a variety of analog signals over fiber in cable television (CATV) applications, broadcast applications and interactive systems for distance learning and campus interconnects. The DV6000-TM- system transmits a variety of signal types using a high speed, uncompressed digital format (2.4 billion bits per second) over fiber in broadcast, CATV and private network applications. With the recent addition of channel drop/add/pass capability, the DV6000 system can now be utilized in more complex network applications. The PixlNet-TM- DS1 compressed digital video system, which is expected to be commercially released by ALS during 1994, will be targeted for video teleconferencing and distance learning applications.

     The Company's fiber video delivery systems are sold directly to CATV companies, telephone operating companies, other telecommunications common carriers and users of private data and video communication networks. ALS also provides fiber optic subsystems for the video portion of the Homeworx product described below.

     CUSTOMER LOOP TRANSMISSION: The Company's fiber loop converter (FLC) products convert electrical signals to optical signals for transmission over fiber optic cables at T1 and T3 speeds and supply the power required to transmit such signals between floors within a building. FLCs deploying from one to four T1 circuits provide an alternative to multiplexing in high-capacity T1 applications. FLCs deploying T3 circuits provide full bandwidth T3 delivery and transport at OC-1 speed.

     The Company's Soneplex-TM- products perform the FLC functions as well as full multi-plexing, performance monitoring, alarming, remote provisioning/switching and other functions, all at speeds up to the OC-3 level. The Company is continuing to develop modules for upgrading the functionality of its Soneplex products.

     The Company's Soneplex system chassis can be configured for High bit rate Digital Subscriber Line (HDSL) transmission. This HDSL product, which the Company has acquired through a licensing and product development arrangement, transports electrical signals over copper wire without pre-conditioning of the circuit or regeneration of the signal. This product enhances existing copper networks and provides a migration path to fiber transmission.

     The Company's fiber loop converter and Soneplex product families are intended for large business customer loop transmission. The Company also has a customer loop transmission system under development for the small business and residential customer called the Homeworx system. The Company initiated customer field trials of the Homeworx access transport platform during 1993 and intends to perform additional customer field trials and commercially release two versions of this product in 1994. Customer loop transmission products are sold to telephone operating companies, other telecommunications common carriers and users of private voice and data communications networks.

     ATM SWITCH: Through a licensing and product development arrangement, the Company recently acquired an Asynchronous Transfer Mode (ATM) switching system that supports advanced high-speed data and video applications in the public telecommunications networks. The Company intends to perform a customer field trial and release this product commercially in 1994. The ATM switching system will primarily be sold to telephone operating companies, interexchange carriers and other telecommunications common carriers.

     CITYCELL-TM- SYSTEM: The Kentrox CityCell Digital Microcell System is a fiber-fed, radio frequency digital transmission microcell that extends cellular communications coverage, primarily in large urban areas. Kentrox sells its CityCell product primarily to public cellular communications providers and users of private voice and data communications networks.

NETWORKING PRODUCTS

     PUBLIC NETWORK ACCESS EQUIPMENT: Through its Kentrox subsidiary, the Company manufactures digital public network service access equipment. These products, known as the T-SERV-R- Channel Service Unit, T-SMART-R- Intelligent Channel Service Unit, the DataSMART-TM- DSU/CSU, the D-Serv DSU/CSU, the DataSMART-TM- E1 SMDSU-TM-, the DataSMART-TM- T3E3 SMDSU-TM- and the DataSMART-TM- 45 SMDSU-TM- are used to interconnect digitally the common carrier network and the customer premises network. This equipment monitors circuits and provides system protection and other network management functions. The T-SMART product also enables the customer to test the performance of its voice network. The D-Serv and DataSMART product lines allow connection of both voice and data circuits.

     Kentrox has recently developed and introduced ATM DSUs, at both DS1 and DS3 transmission speeds, for the transport of voice, data and video signals.
Kentrox intends to perform customer field trials and release these products commercially in 1994.

     The Kentrox public network service access equipment is sold through telephone operating companies, interexchange carriers, other telecommunications common carriers, OEMs and distributors, or directly to users of private voice and data communication networks.

     INTERNETWORKING PRODUCTS: Through its Fibermux subsidiary, the Company manufactures internetworking products. The Crossbow-TM- multi-LAN hub family of products interconnects workstations, personal computers and terminals, utilizing many different LAN protocols and cabling types. The LightWatch-R- network management system controls networks based on Crossbow hubs, from one location, utilizing the Simple Network Management Protocol (SNMP). The Magnum 100-R-family of products transports multiple voice, data and video signals simultaneously over a 100-megabit (million bits per second) speed fiber optic backbone. The Magnum 100 backbones link LANs, mainframes, minicomputers, personal computers, telephone systems and video equipment with diverse protocols using time-division multiplexing technology, within the enterprise network or over the public common carrier network. LightWatch network management software also controls Magnum 100 networks. The Company also sells LAN backbone products utilizing other technologies such as fiber distributed data interface (FDDI) and internetworking components such as routers, some of which have been acquired by the Company through licensing and product development arrangements. Fibermux sells internetworking products principally to users of private data communication networks.

     Fibermux currently has under development its ATMosphere-TM- ATM backbone wiring hub. The ATMosphere product, in its first phase, will provide a high speed, ATM-based backbone between Crossbow hubs and virtual networking management for users attached to Crossbow hubs. Fibermux intends to perform customer field trials and release this product commercially in 1994.

     PATCH/SWITCH SYSTEM AND PATCHMATE-TM- MODULE: The Company's Patch/Switch system is a data network management product that provides access to, monitors, tests and reconfigures digital data circuits and permits local or remote switching to alternate circuits or backup equipment. This system is fully modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate Module is a manually operated electromechanical device used to gain access in order to monitor, test, and reconfigure digital data circuits. The Patch/Switch System and PatchMate Module are sold principally to users of private data communication networks.

BROADBAND CONNECTIVITY PRODUCTS

     JACKS, PLUGS AND PATCH CORDS: Jacks and plugs are the basic components used to gain access to copper telecommunications circuits for testing and maintenance. A jack is a connecting device to which the wires of a circuit are attached and through which access to that circuit is obtained by the insertion of the plug. This access permits the circuit to be monitored, tested or re-routed (patched). Patch cords are wires or cables with a plug on each end. ADC offers a complete line of jacks and plugs in the longframe and smaller bantam formats. The bantam products are approximately half the size of the longframe products. The Company also manufactures a line of jacks in both of these formats which are designed to be mounted on printed circuit boards wherever access points are required, as well as a line of coaxial jacks and plugs used for gaining access to high frequency circuits.

     ADC incorporates its jacks, plugs and patch cords into its own products and also sells them in component form primarily to OEMs, whose products are used by telephone operating companies and other companies providing communication services. These components are generally manufactured to industry-recognized compatibility and reliability standards as off-the-shelf items.

     JACKFIELDS AND PATCH BAYS: A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by telecommunications companies to gain access to copper communication circuits for testing or patching the circuits. ADC manufactures jackfields in both longframe and bantam formats, including prewired and connectorized models. When testing a large number of circuits, series of jackfields are combined in specialized rack assemblies, which often may include test modules. These assemblies are called patch bays. ADC manufactures a range of jackfields and patch bays in various configurations. The Company's analog jackfields and analog and digital patch bays are sold primarily to OEMs, telephone operating companies and other telecommunications common carriers. The Company also manufactures and sells specialized jackfields for use in audio and video transmission networks in the broadcast industry.

     DSX PRODUCTS: ADC manufactures digital signaling cross-connect (DSX) modules and bays which are jackfields and patch bays designed to gain access to and cross-connect digital copper circuits for both voice and data transmission. Since introduction of DSX products in 1977, the Company has continued to expand and refine its DSX product offerings, and has become a leading manufacturer of products for the mechanical termination and interconnection of digital circuits used in voice and data transmission. During 1993, ADC added the Mini-DSX-3 product, a double-density, double-capacity module, to its DSX product family. The Company's DSX products are sold primarily to telephone operating companies and other telecommunications common carriers.

     TERMINAL BLOCKS AND FRAME PRODUCTS: Terminal blocks are molded plastic blocks with contact points used to facilitate multiple wire interconnections. ADC manufactures a wide variety of terminal blocks. The Company's cross-connect frames are terminal block assemblies used to connect the external wiring of a telecommunications network to the internal wiring of a telephone operating company central office or to interconnect various pieces of equipment within a telephone company. ADC sells its terminal blocks and cross-connect frames primarily to OEMs and telephone operating companies.

     FIBER OPTIC PATCH CORDS: Fiber optic patch cords are functionally similar to copper patch cords and are the basic components used to gain access to fiber telecommunications circuits for testing, maintenance, cross-connection and configuration purposes. ADC manufactures its own FC, SC and ST-R-* connectors for use in the fiber optic patch cords. The Company's LightTracer -TM- fiber optic patch cord provides immediate identification of fiber optic connections. The Company incorporates its fiber optic patch cords into its own products and sells them in component form principally to OEMs, whose products are used by telephone operating companies and other companies providing communication services.

     FIBER DISTRIBUTION PANELS AND FRAMES: Fiber distribution panels and frames are functionally similar to copper panels and frames with the added feature of additional bend protection and provide interconnection points between fiber optic cables coming into a building and fiber optic cables connected to fiber optic equipment within the building. The Company sells fiber distribution products primarily to telephone operating companies and users of private voice and data communications networks.

     FIBERGUIDE-R- SYSTEMS: The FiberGuide system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings. ADC sells its FiberGuide systems to telephone operating companies and users of private telecommunication networks.

     ENGINEER, FURNISH AND INSTALL SERVICES: Engineer, furnish and install (EF&I) services consist of layout and installation of new telecommunications networks, modification of existing networks or the addition of equipment to existing networks. The Company sells its EF&I services to telephone operating companies, other common carriers and users of private telecommunications networks.

PRODUCT DEVELOPMENT

     The Company is committed to an ongoing program of new product development which combines internal development efforts with acquisition, joint venture, licensing or marketing

- ---------------------
* (a registered trademark of American Telephone & Telegraph Co.)

arrangements relating to new products and technologies from sources outside the Company. Development and product engineering expenses for fiscal 1993, 1992 and 1991 were $40,988,000, $36,063,000 and $32,315,000, respectively (approximately
11.2%, 11.4% and 11.0%, respectively, of consolidated net sales).

     The Company's product development program emphasizes the innovative application of existing technology in the design of new products rather than the research and development of new technology. The Company's product development group works closely with marketing personnel in an effort to determine emerging user needs in the telecommunications market and continually reviews and evaluates technological changes affecting this market.

     The Company is currently conducting development efforts with respect to technologies and products in each of its three product groups. Among other projects, the Company's development activities are directed at the integration of fiber optic technology into additional products and the incorporation of ATM technology into voice, data and video products for both public and private telecommunications networks. There is also emphasis on developing copper and fiber optic products for applications in the local loop.

MARKETING AND DISTRIBUTION

     ADC sells its products to customers in three primary markets: (1) the United States public telecommunications network market, (2) the private and governmental voice, data and video network market in the United States, and (3) the international public and private network market.

     Major providers in the public telecommunications market in the United States include the Bell Operating Companies, other local telephone companies (such as GTE Corporation, United Telecommunications, Inc. and Centel Corporation), long-distance telephone companies (such as AT&T Communications/Information Systems, MCI Telecommunications Corp., Sprint and Williams Telecommunications Co.), CATV companies (such as Cox Enterprises, Inc.

Liberty Cable Company, TCI, Inc.) other emerging telecommunication common carriers (such as MFS Communications Company and Teleport Communications
Group, Inc.), and major OEMs which service these same customers (such as AT&T Technologies, Inc., Northern Telecom, Inc., Alcatel Alsthom Compagnie Generale D'Electricite, NEC America, Inc., Fujitsu Limited and Tellabs Operations, Inc.). The Company sells its products to most of the major providers and OEMs.

     The private network market includes predominantly large businesses and state and federal government agencies which own and operate their own voice and data networks for internal use. The major OEMs in this market include International Business Machines Corporation (IBM), AT&T Paradyne Corporation, Digital Equipment Corporation, Northern Telecom, Inc., Codex Corporation and Racal Corporation.

     The Company's products are sold in the United States by approximately 112 field sales representatives located in 24 sales offices throughout the country, and by several dealer organizations and distributors. The Company also has a customer service group, which supports field sales personnel and is responsible for application engineering, customer training, entering orders and supplying delivery status information, and a field service engineering group, which provides on-site service to customers.

     The foreign markets with the greatest potential for sales of the Company's products consist of the telephone operating companies in the public telecommunications networks of Canada, Western Europe, Australia, New Zealand, Mexico and the Asian region. The Company sells its products to foreign customers through 23 Company-employed field salespersons, eight foreign independent sales representatives and 81 foreign distributors. On October 31, 1993, the Company's foreign distribution network was selling products in 61 nations throughout the world. To date, the principal foreign market for the Company's products has been Canada. The Company has wholly-owned subsidiaries in Canada, the United Kingdom, Belgium, Australia, Mexico, Singapore and Venezuela. The Company's foreign sales offices are located in Toronto, Montreal, Ottawa, Vancouver, London, Brussels, Sydney, Mexico City, Singapore and Caracas.

     Consolidated export sales to unaffiliated customers for fiscal years 1993, 1992 and 1991 were $58,919,000, $49,347,000 and $37,960,000, respectively
(approximately 16.1%, 15.6% and 12.9%, respectively, of consolidated net sales).

     The Company warrants most of its products against defects in materials and workmanship under normal use and service for periods of up to 15 years. To date, the Company's warranty experience has been favorable, with a low rate of product return.

COMPETITION

     Competition in the telecommunications products market is intense. The Company manufactures, markets and sells products similar to those manufactured by numerous other companies, some of which, such as AT&T Technologies, Inc. and Switchcraft, Inc., a subsidiary of Raytheon Company, have greater resources than those available to the Company. The Company faces increasing competition from a number of other smaller competitors. The Company believes its success in competing with other manufacturers of telecommunications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products, and its delivery and service capabilities.

     The Company's Fibermux subsidiary competes with a number of other companies, none of which is dominant, and faces both strong price competition and pressure from alternative distribution strategies utilized by these other companies. The Company's Kentrox and ALS subsidiaries have various competitors, none of which is dominant.

     The Company believes that technological change, the shift in network traffic to data and video and continuing industry deregulation will continue to cause rapid evolution in the competitive environment of the telecommunications market, the full scope and nature of which is impossible to predict at this time. The Company believes the most significant competitive effect of continuing industry deregulation has been, and will continue for the immediate future to be, the creation of new opportunities for suppliers of telecommunications products like the Company. The Company expects, however, that such opportunities will attract increased competition from others as well. In addition, the Company expects that AT&T Technologies, Inc. will continue to be a major supplier to the Bell Operating Companies, and is competing more extensively outside the Bell system. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants.

MANUFACTURING AND SUPPLIES

     The manufacturing process for the Company's electronic products consists primarily of assembly and test of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for the Company's electromechanical products consists primarily of fabrication of jacks, plugs, and other basic components from raw materials, assembly of components and testing. The Company's sheet metal, plastic molding, stamping and machining capabilities permit the Company to configure components to customer demand.

     The Company purchases raw materials and component parts, consisting primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items, from several suppliers. Although a number of components used by the Company are single sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities of these raw materials and component parts. The Company believes that alternative sources of supply exist, or can be developed without causing significant delays, for all of its raw materials and component parts.

PROPRIETARY RIGHTS

     The Company owns a number of United States and foreign patents relating to its products. These patents, in the aggregate, constitute a valuable asset of the Company. The Company, however, believes that its business is not dependent upon any single patent or any group of related patents.

     The Company has registered the initials ADC alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

EMPLOYEES

     As of October 31, 1993, there were 2,462 persons employed by the Company. The Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters are currently located in two leased buildings in Minnetonka, Minnesota, comprising 144,700 square feet. A 57,000 square foot facility, also leased in Minnetonka, is occupied by the Company's Minnesota fiber optic operations. The Company also leases a 119,000 square foot facility in Minnetonka, Minnesota, in which the engineering, product management, manufacturing and manufacturing support operations for the Company's transmission products are located. The Company also owns two buildings comprising 132,800 square feet in Bloomington, Minnesota, which house manufacturing and manufacturing support operations.

     The Company owns a 76,000 square foot facility and a 20,000 square foot facility in LeSueur, Minnesota, which are used for electromechanical assembly and warehouse space. The Company leases additional warehouse space on a short term basis from time to time to meet its needs. The Company owns an 11,700 square foot facility in Bloomington, Minnesota, which is leased to an unaffiliated company. In addition, the Company owns approximately 38 acres of undeveloped land in Eden Prairie, Minnesota.

     The Company's Kentrox subsidiary owns a 105,000 square foot facility in Portland, Oregon, which serves as its office and manufacturing facility and leases approximately 4,000 square feet of space in Waseca, Minnesota, which serves as a research and development center. The Company leases approximately 15,000 square feet of space in Richardson, Texas, for the TELINQ Development Center. The Company's ALS subsidiary leases approximately 47,000 square feet of space in Meriden, Connecticut as its office and manufacturing facility. The Company's Fibermux subsidiary leases approximately 97,000 square feet in Chatsworth, California as it office and manufacturing facility. The Company also leases sales office facilities in the United States, Canada, the United Kingdom, Belgium, Australia, Mexico, Venezuela and Singapore.

     Leases for the Company's headquarters, sales offices and manufacturing facilities expire at different times through 2000 and are generally renewable on a fixed term or a month-to-month basis. The Company believes that the facilities used in its operations are very well maintained and in excellent condition.

     For information regarding encumbrances on the Company's properties, see
Note 3 to the Consolidated Financial Statements included in Part II, Item 8, of this report.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                      Office                         Officer Since     Age
- ----                      ------                         -------------     ---
Charles M. Denny, Jr.     Chairman of the Board               1970         62


William J. Cadogan        President, Chief Executive          1987         45
                          Officer and Chief Operating
                          Officer

Lynn J. Davis             Senior Vice President,              1984         46
                          General Manager, Broadband
                          Connectivity Division

Lawrence D. Asten         Vice President, Sales,              1992         46
                          Customer Services and
                          Marketing

Joan K. Berg              Vice President, Controller          1987         41

Bruce W. Brown            Vice President, and                 1993         43
                          President of Fibermux

M. Farooque Mesiya        Vice President, and                 1992         48
                          President of ALS

William B. Porter         Vice President, and                 1991         61
                          President of Kentrox

Robert E. Switz           Vice President, Chief Financial     1994         47
                          Officer

Jeffrey S. Wetherell      Vice President, International       1991         51

     Executive officers of the Company are elected by the Board of Directors. The Company's executive officers were last elected to their positions on February 23, 1993 except for Messrs. Brown and Switz. Messrs. Denny, Cadogan and Davis and Ms. Berg have served in various capacities with the Company for more than five years. Biographical information regarding the other named officers follows.

     Mr. Asten joined ADC in February 1992. Prior to such time, he was employed by Telco Systems, Inc., a manufacturer of fiber optic transmission products and customer premises network access equipment. At Telco Systems he served as Vice President, Worldwide Sales, beginning in 1987.

     Mr. Brown joined the Company in July 1993. He was employed by Ungermann-Bass, Inc. from 1990 to July 1993, most recently holding the position of Executive Vice President, Customer Operations. Prior to joining Ungermann-Bass, Mr. Brown was Senior Vice President, Marketing, Sales & Service for McData Corporation, a Colorado-based networking company. He was also elected a Vice President of ADC in July 1993.

     Mr. Mesiya joined the Company in 1990, following the acquisition of ALS. He has held the position of President of ALS since 1986, and was elected a Vice President of ADC in October 1992.

     Mr. Porter joined the Company in 1989, following the acquisition of Kentrox. He was named President of Kentrox in December 1991. Before that time he was Vice President, National Accounts, for ADC for one year. For three years prior to December 1990, he served as Vice President of Sales and Marketing of Kentrox.

     Mr. Switz joined the Company in January 1994. Prior to that time, he was employed at Burr-Brown Corporation, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

     Mr. Wetherell joined the Company in December 1991. Prior to that time, he was employed by Telex Communications, Inc., where he held various domestic and international positions beginning in 1984, and was the President and Chief Executive Officer from 1989 to 1991.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.20 par value, is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "ADCT".

     The following table sets forth the high and low daily sale prices for each quarter during the fiscal years ended October 31, 1993 and 1992, as reported on the NASDAQ National Market System. In June 1993, the Company effected a two-for-one stock split in the form of a 100% stock dividend, and all sales prices are adjusted to reflect such stock split.

               1993                         Low         High
               ----                         ---         ----
               Fourth Quarter             $29.25       $44.00
               Third Quarter               20.13        31.25
               Second Quarter              18.63        23.50
               First Quarter               18.13        24.75

               1992                         Low         High
               ----                         ---         ----
               Fourth Quarter             $16.13       $19.00
               Third Quarter               12.88        18.25
               Second Quarter              11.88        14.50
               First Quarter               10.25        15.50

     No cash dividends have been declared or paid during the past two years and the Company has no present intention of declaring a cash dividend. The Company's revolving credit agreements permit cash dividends only to the extent of 25% of net income for the preceding four quarters.

     As of December 15, 1993, there were approximately 1,648 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated statement of income and balance sheet information of ADC Telecommunications, Inc. and Subsidiaries for the five years ended October 31, 1993. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts have been restated for a two-for-one stock split effected in the form of a 100% stock dividend in June 1993, and all amounts except per share amounts are presented in thousands. No cash dividends have been declared or paid in any of the years presented.

                                            1993       1992       1991       1990       1989
                                         -----------------------------------------------------
STATEMENT OF INCOME DATA
NET SALES                                $ 366,118  $ 316,496  $ 293,839  $ 259,802  $ 196,388
COST OF PRODUCTS SOLD                      178,572    155,074    148,614    133,802    107,764
                                         ---------  ---------  ---------  ---------  ---------
  Gross Profit                             187,546    161,422    145,225    126,000     88,624
                                         ---------  ---------  ---------  ---------  ---------
EXPENSES:
  Selling                                   70,432     61,329     53,577     45,297     34,742
  Development and product engineering       40,988     36,063     32,315     25,462     17,360
  Administration                            22,879     21,637     20,792     17,496     13,838
  Personnel reduction                          ---      3,800         --         --         --
                                         ---------  ---------  ---------  ---------  ---------
    Total expenses                         134,299    122,829    106,684     88,255     65,940
                                         ---------  ---------  ---------  ---------  ---------
OPERATING INCOME                            53,247     38,593     38,541     37,745     22,684
OTHER INCOME (EXPENSE), NET:
  Interest                                     183       (942)      (108)     1,255      2,831
  Other                                     (3,693)    (2,925)    (2,028)      (828)       730
                                         ---------  ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAXES                  49,737     34,726     36,405     38,172     26,245
PROVISION FOR INCOME TAXES                  18,101     13,700     14,380     15,269      9,842
                                         ---------  ---------  ---------  ---------  ---------
NET INCOME                               $  31,636  $  21,026  $  22,025  $  22,903  $  16,403
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------
AVERAGE COMMON SHARES
  OUTSTANDING                               27,499     27,088     26,738     26,530     26,334
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------
EARNINGS PER SHARE                       $    1.15  $     .78  $     .82  $     .86  $     .62
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------
ORDERS                                   $ 375,637  $ 322,823  $ 284,993  $ 265,272  $ 206,418
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (October 31)
CASH AND CASH EQUIVALENTS                $  16,324  $  20,484  $  30,109  $  25,978  $  17,576
TOTAL ASSETS                               280,054    240,762    247,169    181,665    143,831
LONG-TERM OBLIGATIONS:
  Current maturities of long-term debt         300        324      1,412      1,257        444
  Long-term debt                               810     14,110     43,634      4,841      4,691
TOTAL STOCKHOLDERS' INVESTMENT             220,394    182,188    158,374    134,013    110,470
                                         ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three years ended October 31, 1993 and the percentage changes in these income and expense items between years are contained in the following table:

                                                           Percentage Increase
                            Percentage of Net Sales     (Decrease) Between Years
                        -----------------------------   ------------------------
                                                             1993 vs.     1992 vs.
                          1993        1992        1991        1992         1991
                          ----        ----        ----       ------       -------
NET SALES                100.0%      100.0%      100.0%       15.7%        7.7%
COST OF PRODUCTS SOLD    (48.8)      (49.0)      (50.6)       15.2         4.3
                         -----       -----       -----
GROSS PROFIT              51.2        51.0        49.4        16.2        11.2
EXPENSES:
   Selling               (19.2)      (19.4)      (18.2)       14.8        14.5
   Development and
   product engineering   (11.2)      (11.4)      (11.0)       13.7        11.6
   Administration         (6.3)       (6.8)       (7.1)        5.7         4.1
   Personnel reduction      --        (1.2)         --          --          --
                         -----       -----       -----
Operating Income          14.5        12.2        13.1        38.0          .1
Other Income
  (Expense), Net:
   Interest                 .1         (.3)          -           -           -
   Other                  (1.0)        (.9)        (.7)       26.3        44.2
                         -----       -----       -----
Income Before
  Income Taxes            13.6        11.0        12.4        43.2        (4.6)
Provision for
  Income Taxes            (5.0)       (4.4)       (4.9)       32.1        (4.7)
                         -----       -----       -----
Net Income                 8.6%        6.6%        7.5%       50.5        (4.5)
                         -----       -----       -----
                         -----       -----       -----


RESULTS OF OPERATIONS

     NET SALES: Net sales for the three years ended October 31, 1993 reflect the following volume increases (decreases) by product group and in total (dollars in thousands):



                                                                                                   Percentage
                                                                                               Increase (Decrease)
                                                     Net Sales                                    Between Years
                     --------------------------------------------------------------------------------------------
                               1993                    1992                     1991            1993      1992
                     ---------------------------------------------------------------------       vs.       vs.
                      Net Sales       %        Net Sales       %        Net Sales       %       1992      1991
                     --------------------     --------------------     -------------------     ------------------
Transmission         $  69,386      18.9%     $  60,500      19.1%     $  51,355      17.5%     14.7%     17.8%
Networking              95,540      26.1         84,227      26.6         54,214      18.4      13.4      55.4
Broadband
  Connectivity *       201,192      55.0        171,769      54.3        188,270      64.1      17.1     (8.8)
                     ---------     -----      ---------     -----      ---------     -----      ----     -----
Total                $ 366,118     100.0%     $ 316,496     100.0%     $ 293,839     100.0%     15.7       7.7
                     ---------     -----      ---------     -----      ---------     -----      ----     -----
                     ---------     -----      ---------     -----      ---------     -----      ----     -----

- ----------------------

*  Previously reported as Cable Management.


     The 1993 and 1992 increases in net sales of transmission products are primarily attributable to sales of new products and, in 1993, increased sales of fiber video delivery systems to public telecommunications network providers. The Company intends to continue introducing new transmission products in 1994. If such new products meet with reasonable market acceptance, the Company anticipates that net sales of all transmission products will grow as a percentage of the Company's total net sales.

     The 1993 increase in net sales of networking products primarily represents increased sales of public network access equipment to private network customers. The 1992 increase in net sales of networking products primarily reflects the acquisition of Fibermux in May 1991. Due to the timing of the acquisition, Fibermux product revenues were included in net sales of networking products for all of 1993 and 1992 and for six months in 1991.

     Although the Fibermux acquisition contributed to increased net sales and orders during all of 1992 and the last six months of 1991, net sales and orders for the Company as a whole were lower than anticipated during that 18-month period due to the effects of recession in the public network market. These effects are reflected in the 1992 decrease in net sales of broadband connectivity products. The Company began experiencing improvement in its public network market business during the second quarter of 1992 which continued throughout the remainder of 1992 and 1993.

     Within the broadband connectivity product group, net sales of ADC's copper products utilizing telephone jacks have declined as a percentage of total net sales during the last three years as shown in the following table:

                                                  Percentage of Net Sales for
                                                    Year Ended October 31,
                                                 ------------------------------

                                                   1993      1992       1991
                                                 ------------------------------

DSX products                                       28.7%     29.0%     35.5%
Wired assemblies and communication
  component products                                4.5       5.7       7.0


     Although these products currently account for a substantial portion of the Company's revenues, management believes that future sales of copper products utilizing telephone jacks will continue gradually to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies within the telecommunications marketplace (see Item 1 Business -- The Telecommunications Market) and the addition of new products to the ADC product portfolio.

     Net sales of fiber optic products represented 34.2%, 29.9% and 20.9% of total net sales in 1993, 1992 and 1991, respectively. These year-to-year increases reflect the Company's increasing emphasis on development and marketing of fiber optic products. Management anticipates increasing the Company's fiber optic product offerings which should expand total sales of such products.

     GROSS PROFIT: The 1993 and 1992 increases in gross profit percentage to 51.2% and 51.0% of net sales, respectively, from 49.4% of net sales in 1991 primarily reflect more favorable product sales mix, successful manufacturing cost reduction efforts and higher net sales volumes.

     OPERATING EXPENSES: Total operating expenses represented 36.7%, 38.8% and 36.3% of net sales in 1993, 1992 and 1991, respectively. The 1992 increase primarily reflects the first full year of Fibermux operating expenses, and a $3,800,000 personnel reduction charge ($.09 per share after taxes) recorded in the Company's first quarter 1992. This charge represented employee separation costs related to the elimination of positions during that quarter.

     The 14.8% and 14.5% increases in selling expenses in 1993 and 1992, respectively, also reflect increased marketing and selling activities associated with new product introductions and expansion of markets.


     The 13.7% and 11.6% increases in development and product engineering expenses in 1993 and 1992, respectively, also reflect significant investments in product development and introduction. The Company has been able to maintain its development and product engineering expenses as a relatively constant percentage of net sales during the 1991 to 1993 period by planning for and controlling such expenditures.

     The 5.7% and 4.1% increases in administration expenses in 1993 and 1992, respectively, primarily reflect the growth of the Company. Due to effective management of expenditures, the Company has decreased its ratio of administration expenses as a percentage of net sales over the three-year period.



     The major technological changes underway in the telecommunications industry (see Item 1 Business -- The Telecommunications Market) will require the Company to continue investing significantly in product development. Company management recognizes the need to balance the cost of product development with expense control and remains committed to minimizing the rate of increase of such expenses.

     OTHER INCOME (EXPENSE), NET: The interest income (expense) category reflected net interest income earned on cash balances during 1993 and the Company's first two quarters of 1991. In May 1991, the Company borrowed $40 million to acquire Fibermux, resulting in net interest expense from that date through 1992. (See "Liquidity and Capital Resources" below for a discussion of the Company's borrowings.)

     Other expense primarily represented amortization of the goodwill portions of the Fibermux, Kentrox and ALS acquisition prices, beginning at their respective acquisition dates.

     INCOME TAXES: See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this report for a reconciliation of the federal statutory tax rate to effective tax rates of 36%, 39% and 40% in 1993, 1992 and 1991, respectively. In addition to the non-deductible goodwill amortization amounts discussed above which impact all three years, the 1993 rate reflects a 1% higher federal statutory rate as well as the beneficial impact of tax credits.

     In February 1992 the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" (FASB 109), which the Company intends to implement in the first quarter of 1994. Management has determined that the impact of adopting FASB 109 will not be significant to the Company in fiscal 1994.

     NET INCOME: For the year ended October 31, 1993, net income of $31,636,000, or $1.15 per share, represented a 50.5% increase over net income for the year ended October 31, 1992 of $21,026,000, or $.78 per share. Net income for 1992 represented a 4.5% decrease from 1991 net income of $22,025,000, or $.82 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $4,160,000 and $9,625,000 during 1993 and 1992, respectively, and increased $4,131,000 during 1991. In 1993 and 1992, property and equipment additions and long-term debt repayments, offset by cash generated from operating activities, represented the majority of the decreases. The Company's Fibermux acquisition utilized approximately $10 million of cash generated by operating activities and $39 million of long-term debt in 1991. Repayment of the Fibermux and other long-term debt consumed approximately $13 million and $31 million of cash during 1993 and 1992, respectively. The other major use of cash generated by operating activities was property and equipment additions which expenditures approximated $21 million, $16 million and $25 million in 1993, 1992 and 1991, respectively.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, can be repaid any time without penalty and can be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. In May 1991, the Company's acquisition of Fibermux was partially financed by borrowing the total $40 million. The full $40 million was outstanding until April 1992, when the Company began repaying the debt. At October 31, 1993, all revolving credit borrowings had been repaid, $40 million of revolving borrowing remained available to the Company and its long-term debt to total capitalization ratio was .4%. The long-term debt to total capitalization ratio was 7.2% at October 31, 1992.

     Management expects that cash generated from operating activities plus borrowings available under revolving credit agreements will be adequate to fund operating requirements and property and equipment expenditures in 1994. However, management recognizes the dynamic nature of the telecommunications industry and the possibility that one or more of the Company's product initiatives may achieve strong market acceptance during the year. In such event, the Company would consider appropriate financing alternatives. Total property and equipment additions for 1994 are expected to be approximately $25 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF REGISTRANT

     No separate financial statements of the Company's subsidiaries are included herein because the Company is primarily an operating company and its subsidiaries are wholly-owned.

(B)  Consolidated Statements

     Report of Independent Public Accountants . . . . . . . . . . . . . . . . 28

     Consolidated Balance Sheets as of October 31, 1993 and 1992. . . . . . . 29

     Consolidated Statements of Income for the years ended
          October 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . 30

     Consolidated Statements of Changes in Stockholders' Investment
          for the years ended October 31, 1993, 1992 and 1991 . . . . . . . . 31

     Consolidated Statements of Cash Flows for the years ended
          October 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . 32

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 33

     Supplemental Schedules to Consolidated Financial Statements

          Schedules V and VI -- Property and Equipment and
               Accumulated Depreciation . . . . . . . . . . . . . . . . . . . 40

          Schedule X -- Supplementary Income Statement Information. . . . . . 41

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

(C)  SUPPLEMENTAL FINANCIAL INFORMATION -- Unaudited . . . . . . . . . . . .  42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ADC Telecommunications, Inc.:

     We have audited the accompanying consolidated balance sheets of ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES as of October 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' investment and cash flows for each of the three years in the period ended October 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADC Telecommunications, Inc. and Subsidiaries as of October 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                             ARTHUR ANDERSEN & CO.



Minneapolis, Minnesota

December 15, 1993

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - OCTOBER 31
                                 (IN THOUSANDS)

                                     ASSETS

                                                       1993             1992
                                                    ---------        ----------
CURRENT ASSETS:
   Cash and cash equivalents                        $  16,324        $  20,484
   Accounts receivable, net of reserves of $2,541
     and $2,651                                        66,830           47,414
   Inventories, net of reserves of $5,048
     and $3,807                                        48,278           39,063
   Prepaid income taxes and other                      11,099            8,394
                                                    ---------        ---------
     Total current assets                             142,531          115,355
                                                    ---------        ---------

PROPERTY AND EQUIPMENT:
   Land and buildings                                  30,794           28,922
   Machinery and equipment                            100,117           84,462
   Furniture and fixtures                              15,617           14,057
   Accumulated depreciation and amortization          (83,652)         (69,496)
                                                    ---------        ---------
     Total property and equipment                      62,876           57,945

OTHER ASSETS, principally goodwill                     74,647           67,462
                                                    ---------        ---------
                                                    $ 280,054        $ 240,762
                                                    ---------        ---------
                                                    ---------        ---------

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Current maturities of long-term debt             $     300        $     324
   Accounts payable                                    21,194           12,445
   Accrued compensation and benefits                   20,490           15,847
   Accrued income taxes                                 2,368            1,254
   Other accrued liabilities                           10,549           10,201
                                                    ---------        ---------
     Total current liabilities                         54,901           40,071
                                                    ---------        ---------

DEFERRED INCOME TAXES                                   3,949            4,393

LONG-TERM DEBT, less current maturities above             810           14,110
                                                    ---------        ---------
   Total liabilities                                   59,660           58,574
                                                    ---------        ---------

STOCKHOLDERS' INVESTMENT:

   Common stock (27,697 and 13,610 shares issued
     and outstanding)                                   5,539            2,722
   Paid-in capital                                     29,465           25,745
   Retained earnings                                  186,405          154,769
   Deferred compensation                               (1,015)          (1,048)
                                                    ---------        ---------
     Total stockholders' investment                   220,394          182,188
                                                    ---------        ---------
                                                    $ 280,054        $ 240,762
                                                    ---------        ---------
                                                    ---------        ---------

The accompanying notes are an integral part of these consolidated balance sheets.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                   (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)


                                          1993         1992          1991
                                        ---------    ---------     ---------
NET SALES                               $ 366,118    $ 316,496     $ 293,839

COST OF PRODUCT SOLD                      178,572      155,074       148,614
                                        ---------    ---------     ---------

GROSS PROFIT                              187,546      161,422       145,225
                                        ---------    ---------     ---------
    Gross profit percentage                51.2%        51.0%         49.4%
                                        ---------    ---------     ---------

EXPENSES:
  Selling                                  70,432       61,329        53,577
  Development and product engineering      40,988       36,063        32,315
  Administration                           22,879       21,637        20,792
  Personnel reduction                          --        3,800            --
                                        ---------    ---------     ---------
    Total expenses                        134,299      122,829       106,684
                                        ---------    ---------     ---------

OPERATING INCOME                           53,247       38,593        38,541
                                        ---------    ---------     ---------

OTHER INCOME (EXPENSE), NET:
    Interest                                  183         (942)         (108)
    Other                                  (3,693)      (2,925)       (2,028)
                                        ---------    ---------     ---------

INCOME BEFORE INCOME TAXES                 49,737       34,726        36,405

PROVISION FOR INCOME TAXES                 18,101       13,700        14,380
                                        ---------    ---------     ---------

NET INCOME                              $  31,636    $  21,026     $  22,025
                                        ---------    ---------     ---------
                                        ---------    ---------     ---------

AVERAGE COMMON SHARES
OUTSTANDING                                27,499       27,088        26,738
                                        ---------    ---------     ---------
                                        ---------    ---------     ---------

EARNINGS PER SHARE                      $    1.15     $   0.78      $   0.82
                                        ---------    ---------     ---------
                                        ---------    ---------     ---------

The accompanying notes are an integral part of these consolidated statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' INVESTMENT
                         FOR THE YEARS ENDED OCTOBER 31
                                 (IN THOUSANDS)


                                         Common Stock
                                     --------------------    Paid-in     Retained   Deferred
                                      Shares      Amount     Capital     Earnings   Compensation
                                     --------   ---------   ---------   ---------   ------------
BALANCE  OCTOBER 31, 1990              13,289   $   2,658   $  20,093   $ 111,718   $    (456)

Stock issued for employee
 benefit plans                            140          28       2,192          --        (348)

Reduction of deferred
 compensation                              --          --          --          --         464

Net income                                 --          --          --      22,025          --
                                     --------   ---------   ---------   ---------   ---------

BALANCE
 OCTOBER 31, 1991                      13,429       2,686      22,285     133,743        (340)

Stock issued for employee
 benefit plans                            181          36       3,460          --      (1,484)

Reduction of deferred
 compensation                              --          --          --          --         776

Net income                                 --          --          --      21,026          --
                                     --------   ---------   ---------   ---------   ---------

BALANCE OCTOBER 31, 1992               13,610       2,722      25,745     154,769      (1,048)

Stock split effected in the form
 of a stock dividend                   13,778       2,756      (2,756)         --          --

Stock issued for employee
 benefit plans                            309          61       6,476          --        (781)

Reduction of deferred
 compensation                              --          --          --          --         814

Net income                                 --          --          --      31,636          --
                                     --------   ---------   ---------   ---------   ---------

BALANCE OCTOBER 31, 1993              27,697   $   5,539   $  29,465   $ 186,405   $  (1,015)
                                     --------   ---------   ---------   ---------   ---------
                                     --------   ---------   ---------   ---------   ---------

  The accompanying notes are an integral part of these consolidated statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                 (IN THOUSANDS)


                                                                           1993           1992           1991
                                                                      -----------    -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  31,636      $  21,026      $  22,025
Adjustments to reconcile net income to net cash from
     operating activities -
   Depreciation and amortization                                          20,587         19,878         17,954
   Reduction in deferred compensation                                        814            776            464
   Decrease in deferred income taxes                                        (444)          (243)          (840)
   Changes in assets and liabilities
      Accounts receivable                                                (19,416)        (6,041)         3,987
      Inventories                                                         (9,215)         1,364         (2,114)
      Prepaid income taxes and other assets                               (3,586)          (921)        (1,996)
      Accounts payable                                                     2,967            560         (2,121)
      Accrued liabilities                                                  6,105         (1,644)          (192)
                                                                       ---------      ---------      ---------
           Total cash from operating activities                           29,448         34,755         37,167
                                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Property and equipment additions, net                                 (21,243)       (15,780)       (24,567)
   Acquisition payments                                                   (2,199)            --        (49,289)
   Investment in technology                                                 (763)            --             --
   Long-term investments                                                  (1,835)            --             --
                                                                       ---------      ---------      ---------
          Total cash used for investment activities                      (26,040)       (15,780)       (73,856)
                                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in long-term debt                                 (13,324)       (30,612)        38,948
   Common stock issued                                                     5,756          2,012          1,872
                                                                       ---------      ---------      ---------
          Total cash from (used for) financing activities                 (7,568)       (28,600)        40,820
                                                                       ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (4,160)        (9,625)         4,131

CASH AND CASH EQUIVALENTS, beginning of period                            20,484         30,109         25,978
                                                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                               $  16,324      $  20,484      $  30,109
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                       $     308      $   2,271      $   1,402
   Income taxes paid                                                   $  18,206      $  13,361      $  13,242
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

The accompanying notes are an integral part of these consolidated statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS AND OPERATIONS - The consolidated financial statements include the accounts of ADC Telecommunications, Inc. (a Minnesota corporation) and its wholly-owned subsidiaries, referred to collectively herein as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.


The Company designs, manufactures and markets products that serve a broad range of transmission, networking, and broadband connectivity functions in telecommunications networks utilizing copper and fiber optic transmission media. Revenue is recognized at the time of shipment. Export sales were $58,919,000, $49,347,000 and $37,960,000 in 1993, 1992 and 1991, respectively.

CASH EQUIVALENTS - Cash equivalents primarily represent short-term investments in commercial paper with maturities of less than three months which yielded 3% and 4% at October 31, 1993 and 1992, respectively. These investments are reflected in the accompanying consolidated balance sheets at cost, which approximates market.

INVENTORIES - Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at October 31 consisted of:


                                                       1993       1992
                                                    ---------  --------
                                                        (In Thousands)
          Purchased materials and manufactured
          products                                  $ 42,889   $ 35,302
          Work-in-process                              5,389      3,761
                                                    --------   --------
                                                    $ 48,278   $ 39,063
                                                    --------   --------
                                                    --------   --------

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Additions and improvements to property and equipment are capitalized at cost while maintenance and repair expenditures are charged to operations as incurred.

Depreciation charges are computed using the straight-line method for financial reporting purposes and both straight-line and accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:


                                                        Years
                                                        ------
               Buildings and improvements                5-30
               Machinery and equipment                   3-10
               Furniture and fixtures                    3-10
                                                         -----
                                                         -----

GOODWILL AND OTHER INTANGIBLES - The excess of the cost over the net assets of acquired businesses (goodwill of $77,000,000 and $70,000,000 at October 31, 1993 and 1992, respectively) is being amortized on a straight-line basis over 25 years. Related accumulated amortization at October 31, 1993 and 1992 was $8,653,000 and $5,856,000, respectively. Other intangibles are being amortized on a straight-line basis over 5 years.

RESEARCH AND DEVELOPMENT COSTS - The Company's policy is to expense all research and development costs in the period incurred.

WARRANTY COSTS - The Company warrants most of its products against defects in materials and workmanship under normal use and service for periods extending to fifteen years. Historically, warranty costs have been insignificant. The Company maintains reserves for warranty costs based on this experience.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(2)  ACQUISITIONS:

Effective May 6, 1991, the Company acquired Fibermux Corporation (Fibermux). During the third quarter of 1990, the Company acquired technology and other assets of TELINQ Systems Incorporated and the stock of American Lightwave Systems, Inc. (ALS). Payments and accruals related to these acquisitions through October 31, 1993, totalled $74,463,000.

These acquisitions have been accounted for as purchases, and, accordingly, the total purchase prices were allocated to the net assets acquired based on estimated fair values at the dates of the acquisitions. The excess of cost over the net assets has been recorded as goodwill. The results of operations have been included in the Consolidated Statements of Income from the respective acquisition dates. The inclusion of financial data for these acquisitions prior to the dates of acquisition would not have materially affected reported results.

(3) DEBT:

Under revolving credit agreements, the Company has credit arrangements which permit borrowing, on an unsecured basis, up to $40,000,000 through December 1996, principally at prevailing market rates of interest. The agreements require, among other matters, that the Company meet certain defined net worth, interest coverage and liability to equity ratios, and restrict cash dividends. The Company was in compliance with these covenants at October 31, 1993. The revolving credit borrowings can be repaid at any time prior to maturity without penalty. At maturity, the Company will have an option to convert any outstanding revolving credit loan balances to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. The Company is required to pay commitment fees based upon the average unused amounts of the commitments. There are no compensating balance requirements.

In May 1991, the Company borrowed $40,000,000 under the revolving credit agreements to partially finance the acquisition of Fibermux. The debt outstanding under such agreements was repaid during 1993 and 1992. The weighted average annual interest rates during the period borrowings were outstanding were 4.9%, 5.3% and 6.6% for 1993, 1992 and 1991, respectively.

At October 31, 1993 and 1992, the Company had a mortgage note payable of $1,100,000 and $1,434,000 respectively, collateralized by certain land, buildings and equipment. The note is payable in annual installments of approximately $300,000 through 1996 and bears interest at a rate of 7.55%.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4)  EMPLOYEE BENEFIT PLANS:

PENSION PLAN  -  The Company maintains a defined benefit plan covering a
majority of its employees.   The Company funds the plan in accordance with the
requirements of Federal laws and regulations. Plan assets consist of fixed income securities and a managed portfolio of equity securities.

Pension expense included the following components:


                                                  1993       1992          1991
                                               --------  ---------     --------
                                                         (In Thousands)
     Service cost for benefits
      earned during the period                 $ 1,828   $  1,412      $  1,364

     Interest cost on the projected
       benefit obligation                        1,348      1,207           984

     Return on assets                           (2,137)    (1,216)       (2,250)

     Net amortization and deferral                 984        266         1,590
                                              --------   --------      --------
                                               $ 2,023   $  1,669      $  1,688
                                              --------   --------      --------
                                              --------   --------      --------
Discount rate used to determine
  actuarial present value of
  benefits at October 31                           7.0%       7.0%          7.5%
                                              --------   --------      --------
                                              --------   --------      --------

The rate of compensation used to measure the projected benefit obligation was 5% in 1993 and 6% in 1992 and 1991. The expected long-term rate of return on plan assets was 9%.

The following table sets forth the funded status of the plan as of October 31:


                                                        1993             1992
                                                  -----------        ----------
                                                         (In Thousands)
     Accumulated benefit obligation:
          Vested                                   $ (16,282)        $ (11,964)
          Nonvested                                   (1,248)           (2,271)
                                                   ---------         ---------
          Total                                      (17,530)          (14,235)

     Excess of projected benefit
       obligation over accumulated
       benefit obligation                             (4,216)           (5,016)
                                                   ---------         ---------

     Projected benefit obligation                    (21,746)          (19,251)
     Market value of plan assets                      16,990            14,467
                                                   ---------         ---------
     Unfunded projected benefit obligation            (4,756)           (4,784)
     Unrecognized net (gain) loss                       (872)              969
     Unrecognized prior service cost                   2,092             1,285
     Unrecognized transition liability                   993             1,064
                                                   ---------         ---------
          Total accrued pension liability           $ (2,543)         $ (1,466)
                                                   ---------         ---------
                                                   ---------         ---------


                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(4) EMPLOYEE BENEFIT PLANS (CONTINUED):

The Company also maintains supplemental defined benefit retirement plans for members of the Board of Directors and for certain officers. The cost of these plans was $210,000, $257,000 and $494,000 for 1993, 1992 and 1991, respectively.


RETIREMENT SAVINGS PLAN - The Company has a voluntary plan of investment available to any employee who has completed one year of service. The Company contributes 1% of wages to the Retirement Savings Plan on behalf of all employees covered under the plan. Based on Company performance, salary deferrals up to 6% of wages are partially matched by the Company. Employees are fully vested in salary deferrals and Company contributions at all times. The contributions to this plan totalled $3,210,000, $2,639,000 and $2,415,000 in 1993, 1992 and 1991, respectively. A portion of the cash contributions is invested in the Company's stock by the Plan's trustee.

STOCK AWARD PLANS - The Company maintains a Stock Incentive Plan which provides for the granting of certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company.

The Company also maintains a Non-Employee Director Stock Option Plan in order to enhance the ability to attract and retain the services of experienced and knowledgeable outside directors. The plan provides for granting of a maximum of 110,000 nonqualified stock options at the fair market value.


During 1993, 1992, and 1991, the Company issued shares of common stock to certain employees which are restricted as to their transferability through October 31, 1996. The market value of such stock at the date of issuance is being amortized to income over the restricted period. The unamortized amount of the resulting deferred compensation is recorded as a reduction of shareholders' investment. In addition, the Company awarded stock retention bonuses which provide for cash payments to offset the personal income taxes incurred upon the lapsing of stock restrictions. The compensation expense associated with this plan was $1,938,000, $1,008,000 and $970,000 in 1993, 1992 and 1991,
respectively.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(4)  EMPLOYEE BENEFIT PLANS(CONTINUED):

     The following schedule summarizes activity in the plans:

                                             Stock      Restricted     Grant
                                            Options       Stock        Price
                                          ----------    ----------    --------
     Outstanding at October 31, 1991         997,026     137,172       $7-$18

          Granted                            873,400     113,400      $13-$18
          Exercised                         (335,564)         --       $7-$12
          Restrictions lapsed                     --    (106,854)     $12-$18
          Cancelled                         (132,022)    (19,250)      $7-$12
                                          ----------    ----------

     Outstanding at October 31, 1992       1,402,840     124,468       $7-$18

          Granted                             93,200      28,300      $20-$42
          Exercised                         (474,737)         --       $7-$18
          Restrictions lapsed                     --     (23,000)     $10-$18
          Cancelled                          (78,933)    (19,210)     $13-$26
                                          ----------    ----------

     Outstanding at October 31, 1993         942,370     110,558       $7-$42
                                          ----------    ----------
                                          ----------    ----------

     Exercisable at October 31, 1993         619,092          --       $7-$23
                                          ----------    ----------
                                          ----------    ----------


(5)  CAPITAL STOCK:

     AUTHORIZED STOCK - The Company is authorized to issue 50,000,000 shares of common stock at 20 cents par value and 10,000,000 shares of preferred stock, no par value. The Board of Directors has the power to determine the dividend, voting, conversion and redemption rights of each series of preferred stock which they may create. There are no preferred shares issued.

     STOCK SPLIT - On May 26, 1993, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid June 28, 1993 to shareholders of record as of June 15, 1993. The share and per share information in this report (except balance sheet data) have been adjusted to reflect the effect of the dividend.

     SHAREHOLDER RIGHTS PLAN - The Company has a Shareholder Rights Plan which provides that if any person or group acquires 20% or more of the Company's common stock, each Right not owned by such person or group will entitle its holder to purchase, at the Right's then-current purchase price ($16 2/3 at October 31, 1993), common stock of the Company having a value of twice the Right's purchase price. The Rights would not be triggered, however, if the acquisition of 20% or more of the Company's common stock is pursuant to a tender offer or exchange for all outstanding shares of the Company's common stock which is determined by the Board of Directors to be fair and in the best interests of the Company and its shareholders. If the Board of Directors determines that a 10% shareholder's interest is likely to have an adverse effect on the long-term interests of the Company and its shareholders, the Rights may also become exercisable. The Rights are redeemable at 1 2/3 cents any time prior to the time they become exercisable. The Rights will expire on October 6, 1996 if not previously redeemed or exercised.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                          1993           1992           1991
                                        ---------      ---------      ---------
                                                    (In Thousands)
          Current taxes payable -
             Federal                    $  17,820      $  12,071      $  12,807
             Foreign                          426            567            828
             State                          2,859          1,629          1,802
                                        ---------      ---------      ---------
                                           21,105         14,267         15,437
          Deferred                         (3,004)          (567)        (1,057)
                                        ---------      ---------      ---------
             Total provision            $  18,101      $  13,700      $  14,380
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

The Company records a reduction in income taxes payable for qualifying tax credits in the year in which they occur.

The benefit for deferred taxes is primarily due to timing differences in the tax deductibility of employee benefit plan costs, depreciation and certain accrued expenses and reserves which are not yet deductible for income tax purposes.

The effective income tax rate differs from the Federal statutory rate as follows:

                                                     1993       1992       1991
                                                     ----       ----       ----
          Federal statutory rate                      35%        34%        34%
          Current year tax credits utilized
            for research and development               (2)        (3)        (3)
          Goodwill                                      2          3          2
          State income taxes, net                       3          3          3
          Other, net                                   (2)         2          4
                                                     ----       ----       ----
             Effective income tax rate                36%        39%        40%
                                                     ----       ----       ----
                                                     ----       ----       ----

In February 1992 the Financial Accounting Standards Board issued Statement
No. 109, "Accounting for Income Taxes" (FASB 109), which the Company intends to implement in the first quarter of 1994. Management has determined that the impact of adopting FASB 109 will not be significant to the Company in fiscal 1994.

The Company's United States income tax returns for the years 1990 and 1991 are currently under examination. Management believes that adequate provision for income taxes has been made for all years through 1993.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(7)  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES - A portion of the Company's operations are conducted using leased equipment and facilities. These leases are non-cancellable and renewable with expiration dates ranging through the year 2000. The rental expense included in the accompanying consolidated income statements was $5,347,000, $5,324,000 and $4,834,000 for 1993, 1992 and 1991,
     respectively.

     The following is a schedule of future minimum rental payments required under all non-cancellable operating leases as of October 31, 1993:


                                               (In Thousands)
                                               --------------
                      1994                        $  4,528
                      1995                           4,059
                      1996                           2,817
                      1997                           1,694
                      1998 and Thereafter            2,536
                                                  --------
                                                  $ 15,634
                                                  --------
                                                  --------


     CONTINGENCIES - The Company is exposed to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     CHANGE OF CONTROL - The Board of Directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of the Company. The Board has retained the flexibility to cancel such provisions under certain circumstances.

(8)  PERSONNEL REDUCTION:

     During the first quarter of 1992, the Company recorded a one-time charge associated with a workforce reduction program designed to reduce payroll costs.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

   SCHEDULES V AND VI - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION:

Transactions in property and equipment and accumulated depreciation accounts for the years ended October 31, 1993, 1992, and 1991 were as follows:


                                              Machinery   Furniture
                                  Land and       and        and
                                  Buildings   Equipment   Fixtures      Total
                                  ---------   ---------   ---------   ---------
                                                  (In Thousands)
PROPERTY AND EQUIPMENT
Balance at October 31, 1990       $  20,259   $  63,596   $  11,110   $  94,965
Additions                             5,961      18,504       2,619      27,084*
Retirements                          (1,518)     (3,384)       (368)     (5,270)
                                  ---------   ---------   ---------   ---------
Balance at October 31, 1991          24,702      78,716      13,361     116,779
Additions                             4,320      10,844       1,427      16,591
Retirements                            (100)     (5,098)       (731)     (5,929)
                                  ---------   ---------   ---------   ---------
Balance at October 31, 1992          28,922      84,462      14,057     127,441
Additions                             2,073      17,803       1,670      21,546
Retirements                            (201)     (2,148)       (110)     (2,459)
                                  ---------   ---------   ---------   ---------
Balance at October 31, 1993       $  30,794   $ 100,117   $  15,617   $ 146,528
                                  ---------   ---------   ---------   ---------
                                  ---------   ---------   ---------   ---------
ACCUMULATED DEPRECIATION
Balance at October 31, 1990       $   8,050   $  35,644   $   5,887   $  49,581
Provisions                            1,716      11,315       1,423      14,454
Retirements                          (1,495)     (3,268)       (301)     (5,064)
                                  ---------   ---------   ---------   ---------
Balance at October 31, 1991           8,271      43,691       7,009      58,971
Provisions                            1,699      12,439       1,505      15,643
Retirements                              (3)     (4,403)       (712)     (5,118)
                                  ---------   ---------   ---------   ---------
Balance at October 31, 1992           9,967      51,727       7,802      69,496
Provisions                            1,852      13,026       1,435      16,313
Retirements                            (201)     (1,859)        (97)     (2,157)
                                  ---------   ---------   ---------   ---------
Balance at October 31, 1993       $  11,618   $  62,894   $   9,140   $  83,652
                                  ---------   ---------   ---------   ---------
                                  ---------   ---------   ---------   ---------

* Includes $2,311,000 acquired in connection with the purchase of Fibermux in 1991 (see note 2 to the consolidated financial statements).

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     The following amounts were charged to cost of products sold and operating expenses as follows:


                                               1993         1992         1991
                                              -------      -------      -------
                                                        (In Thousands)
     Advertising                              $ 4,284      $ 3,836      $ 3,646
                                              -------      -------      -------
                                              -------      -------      -------


     The amounts of royalties, taxes other than payroll and income taxes, and repairs and maintenance are not material in the aggregate.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                  1993
                          -----------------------------------------------------
                            FIRST     SECOND      THIRD     FOURTH
                           QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                          ---------  ---------  ---------  ---------  ---------
Net Sales                 $  78,648  $  88,999  $  93,346  $ 105,125  $ 366,118
                          ---------  ---------  ---------  ---------  ---------
Gross Profit                 40,138     45,291     48,638     53,479    187,546
                          ---------  ---------  ---------  ---------  ---------
Income
 Before Income Taxes          8,350     11,212     14,345     15,830     49,737
Provision
 for Income Taxes             3,090      4,148      5,164      5,699     18,101
                          ---------  ---------  ---------  ---------  ---------
Net Income                $   5,260  $   7,064  $   9,181  $  10,131  $  31,636
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------
Average Common
 Shares Outstanding          27,324     27,484     27,544     27,641     27,499
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------
Earnings Per Share        $    0.19  $    0.26  $    0.33  $    0.37  $    1.15
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------

                                                  1992
                          -----------------------------------------------------
                            FIRST     SECOND      THIRD     FOURTH
                           QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                          ---------  ---------  ---------  ---------  ---------
Net Sales                 $  64,754  $  78,829  $  83,847  $  89,066  $ 316,496
                          ---------  ---------  ---------  ---------  ---------
Gross Profit                 30,826     40,525     42,969     47,102    161,422
                          ---------  ---------  ---------  ---------  ---------
Income
 Before Income Taxes         (2,092)    10,235     12,461     14,122     34,726
Provisions
 for Income Taxes              (816)     3,992      4,860      5,664     13,700
                          ---------  ---------  ---------  ---------  ---------
Net Income                $  (1,276) $   6,243  $   7,601  $   8,458  $  21,026
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------
Average Common
 Shares Outstanding          26,956     27,062     27,140     27,196     27,088
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------
Earnings Per Share        $   (0.05) $    0.23  $    0.28  $    0.31  $    0.78
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the information contained under the captions "Election of Directors" and "Section 16(a) Reporting" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1994, which information is incorporated herein.


ITEM 11.  EXECUTIVE COMPENSATION

          Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated herein) in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1994, which information is incorporated herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

          Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1994, which information is incorporated herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), reference is made to the information contained in the last paragraph under the caption "Election of Directors -- Compensation of Directors" in the Company's definitive proxy statement for its 1994 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1994, which information is incorporated herein.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K(a)


(a)  1.   FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

          Report of Independent Public Accountants.
          Consolidated Balance Sheets as of October 31, 1993 and 1992. Consolidated Statements of Income for the years ended October 31,1993, 1992 and 1991.
          Consolidated Statements of Changes in Stockholders' Investment for the years ended October 31, 1993, 1992 and 1991.
          Consolidated Statements of Cash Flows for the years ended October 31, 1993, 1992 and 1991.
          Notes to Consolidated Financial Statements.
          Supplemental Financial Information (Unaudited).

     2.   FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedules are included in Part II,
Item 8 of this Annual Report on Form 10-K:

          Schedules V         --Property and Equipment and Accumulated
          and VI                Depreciation.

          Schedule X          --Supplementary Income Statement Information.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable, or the information required has been included elsewhere in the financial statements and related notes.

     3.   LISTING OF EXHIBITS

     Exhibit
     Number         Description
     ---------      -----------

     3-a            Restated Articles of Incorporation of ADC
                    Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 3-a to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     3-b Composite Restated Bylaws of ADC Telecommunications, Inc., as amended to date (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)


     4-a Specimen certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1989.)

     Exhibit
     Number         Description
     ---------      -----------


     4-b            Restated Articles of Incorporation of ADC
                    Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 4-b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     4-c Composite Restated Bylaws of ADC Telecommunications, Inc., as amended to date (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

     4-d Amended and Restated Rights Agreement, amended and restated as of August 16, 1989, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to Amendment No. 1 on Form 8 dated August 16, 1989, to the Company's Registration Statement on Form 8-A dated September 23, 1986.)

     10-a* Stock Option and Restricted Stock Plan, restated as of January 26, 1988. (Incorporated by reference to Exhibit 19-a to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988.)

     10-b* Amendment to Stock Option and Restricted Stock Plan dated as of September 26, 1989. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)



     10-c* The ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1993.)

     10-d* Management Incentive Plan for the fiscal year ended October 31, 1991. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     10-e* Management Incentive Plan for the fiscal year ended October 31, 1992. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.)

     10-f*          Management Incentive Plan for the fiscal year ended October
                    31, 1993.

     10-g* FITL Management Incentive Plan for the fiscal year ended October 31, 1993.

     10-h* International Management Incentive Plan for the fiscal year ended October 31, 1993.

     10-i* Transmission Market Development Management Incentive Plan for the fiscal year ended October 31, 1993.

     10-j* Vice President of Sales and Customer Service Management Incentive Plan for the fiscal year ended October 31, 1993.

     10-k* Fibermux Management Incentive Plan for the fiscal year ended October 31, 1993.

     10-l* Kentrox Management Incentive Plan for the fiscal year ended October 31, 1993.

     10-m* Agreement, dated as of November 1, 1991, between ADC Telecommunications, Inc. and Charles M. Denny, Jr., related to retirement and consulting arrangements. (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     10-n* ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

     Exhibit
     Number         Description
     ---------      -----------

     10-o* Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 19-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

     10-p* First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

     10-q* ADC Telecommunications, Inc. Directors' Supplemental Retirement Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-r* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 19-b of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1991.)

     10-s* ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978. (Incorporated by reference to Exhibit 10-n to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-t* ADC Telecommunications, Inc. Excess Benefits Plan, dated as of January 1, 1985. (Incorporated by reference to Exhibit 10-o to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-u* ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990. (Incorporated by reference to Exhibit 10-p to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-v Lease, dated February 25, 1991, between American Lightwave Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-t to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     10-w Lease, dated March 1, 1986, between ADC Telecommunications, Inc. and Metro International Ltd. as amended. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     10-x Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-y Lease Agreement, dated August 21, 1990, between Minnetonka Corporate Center I Limited Partnership and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-z Sublease Agreement, dated October 31, 1990, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     Exhibit
     Number         Description
     ---------      -----------

     10-aa Renewal of Lease, dated July 9, 1990, between ADC Telecommunications, Inc. and Metro International General Partner Canada, Inc. (Incorporated by reference to Exhibit 10-z to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-bb Lease, dated September 30, 1993, between American Lightwave Systems, Inc. and 999 Research Parkway, Inc.

     10-cc Lease, dated August 2, 1993, between ADC Telecommunications, Inc. and Engelsma Limited Partnership.

     10-dd Lease, dated December 18, 1992, between Fibermux Corporation and Greenville Dallas Delaware, Inc.

     10-ee* Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan.

     21-a           Subsidiaries of the Company.

     23-a Consent of Independent Public Accountants to incorporation by reference of financial material included in this report into Company's Registration Statement on Form S-8 (File No. 2-83584), Registration Statement on Form S-8 (File No. 322654), Registration Statement on Form S-8 (File No. 33-40356) and Registration Statement on Form S-8 (File No. 33-40357.)

     24-a           Powers of attorney.

                    There have been excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.


     (b)            REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1993.

     (c)            See Exhibit Index and Exhibits attached to this report.

     (d) See Financial Statement Schedules included in Part II, Item 8 of this report.

__________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Annual Report on Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ADC TELECOMMUNICATIONS, INC.

Dated:    January 11, 1994         By:  /s/ Robert E. Switz
                                        ------------------------
                                            Robert E. Switz
                                        Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

William J. Cadogan*           President, Chief Executive Officer,
                              Chief Operating Officer and Director
                              (principal executive officer)

By:  /s/ Robert E. Switz      Vice President,
    --------------------      Chief Financial Officer
         Robert E. Switz      (principal financial officer)

By:  /s/ Joan K. Berg         Vice President,            By:  /s/ Joan K. Berg
     -------------------      Controller                      ----------------
         Joan K. Berg         (principal accounting officer)      Joan K. Berg
                                                              Attorney-in-Fact*

                                                         Dated: January 11, 1994

Charles M. Denny, Jr.*        Director
Thomas E. Holloran*           Director
B. Kristine Johnson*          Director
Charles W. Oswald*            Director
Jean-Pierre Rosso*            Director
Donald M. Sullivan*           Director
Warde F. Wheaton*             Director
John D. Wunsch*               Director


*  By Power of Attorney filed with this report as Exhibit 24-a hereto.

                          ADC TELECOMMUNICATIONS, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended October 31, 1993


                                  EXHIBIT INDEX


     Exhibit
     Number         Description                                            Page
     ---------      -----------                                            ----

     3-a            Restated Articles of Incorporation of                   N/A
                    ADC Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 3-a to the Company's Annual
                    Report on Form 10-K for the fiscal year
                    ended October 31, 1991.)

     3-b            Composite Restated Bylaws of ADC Telecommunications,    N/A
                    Inc., as amended to date  (Incorporated
                    by reference to Exhibit 3-b to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

     4-a            Specimen certificate for shares of Common Stock         N/A
                    of ADC Telecommunications, Inc.
                    (Incorporated by reference to Exhibit
                    4-a to the Company's Quarterly Report on
                    Form 10-Q for the quarter ended July 31, 1989.)

     4-b            Restated Articles of Incorporation of ADC               N/A
                    Telecommunications, Inc., as amended to
                    date.  (Incorporated by reference to
                    Exhibit 4-b to the Company's Annual
                    Report on Form 10-K for the fiscal year
                    ended October 31, 1991.)

     4-c            Composite Restated Bylaws of ADC Telecommunications,    N/A
                    Inc., as amended to date  (Incorporated
                    by reference to Exhibit 3-b to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

     4-d            Amended and Restated Rights Agreement, amended          N/A
                    and restated as of August 16, 1989,
                    between ADC Telecommunications, Inc. and
                    Norwest Bank Minnesota, N.A., as Rights
                    Agent.  (Incorporated by reference to
                    Exhibit 1 to Amendment No. 1 on Form 8
                    dated August 16, 1989, to the Company's
                    Registration Statement on Form 8-A dated
                    September 23, 1986.)

     10-a           Stock Option and Restricted Stock Plan, restated        N/A
                    as of January 26, 1988.  (Incorporated
                    by reference to Exhibit 19-a to the
                    Company's Quarterly Report on Form 10-Q
                    for the quarter ended April 30, 1988.)

     10-b           Amendment to Stock Option and Restricted Stock Plan     N/A
                    dated as of September 26, 1989. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

     10-c           The ADC Telecommunications, Inc. 1991 Stock             N/A
                    Incentive Plan, as amended.
                    (Incorporated by reference to Exhibit
                    10-a to the Company's Quarterly Report
                    on Form 10-Q for the quarter ended
                    January 31, 1993.)

     Exhibit
     Number         Description                                            Page
     --------       -----------                                            ----

     10-d           Management Incentive Plan for the fiscal year           N/A
                    ended October 31, 1991.  (Incorporated
                    by reference to Exhibit 10-e to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     10-e           Management Incentive Plan for the fiscal year           N\A
                    ended October 31, 1992.  (Incorporated
                    by reference to Exhibit 10-e to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992.)

     10-f           Management Incentive Plan for the fiscal year            xx
                    ended October 31, 1993.

     10-g           FITL Management Incentive Plan for the fiscal            xx
                    year ended October 31, 1993.

     10-h           International Management Incentive Plan for the          xx
                    fiscal year ended October 31, 1993.

     10-i           Transmission Market Development Management Incentive     xx
                    Plan for the fiscal year ended October 31, 1993.

     10-j           Vice President of Sales and Customer Service             xx
                    Management Incentive Plan for the fiscal year ended
                    October 31, 1993.

     10-k           Fibermux Management Incentive Plan for the fiscal        xx
                    year ended October 31, 1993.

     10-l           Kentrox Management Incentive Plan for the fiscal         xx
                    year ended October 31, 1993.

     10-m           Agreement, dated as of November 1, 1991, between ADC    N/A
                    Telecommunications, Inc. and Charles M.
                    Denny, Jr., related to retirement and
                    consulting arrangements.  (Incorporated
                    by reference to Exhibit 10-h to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

     10-n           ADC Telecommunications, Inc. Change in Control          N/A
                    Severance  Pay Plan Statement and Summary Plan
                    Description.  (Incorporated by reference to
                    Exhibit 10-q to the Company's Annual Report on
                    Form 10-K for the fiscal year ended
                    October 31, 1989.)

     10-o           Compensation Plan for Directors of ADC                  N/A
                    Telecommunications, Inc., restated as of
                    December 31, 1988.  (Incorporated by
                    reference to Exhibit 19-b to the
                    Company's Quarterly Report on Form 10-Q
                    for the quarter ended January 31,
                    1989.)

     10-p           First Amendment of the Compensation Plan                N/A
                    for Directors of ADC Telecommunications,
                    Inc. restated as of December 31, 1988.
                    (Incorporated by reference to Exhibit
                    10-s to the Company's Annual Report on
                    Form 10-K for the fiscal year ended
                    October 31, 1989.)

     10-q           ADC Telecommunications, Inc. Directors'                 N/A
                    Supplemental Retirement Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

     10-r           ADC Telecommunications, Inc. Nonemployee                N/A
                    Director Stock Option Plan.
                    (Incorporated by reference to Exhibit
                    19-b of the Company's Quarterly Report
                    on Form 10-Q for the quarter ended April
                    30, 1991).

     Exhibit
     Number         Description                                            Page
     --------       -----------                                            ----

     10-s           ADC Telecommunications, Inc. Deferred                   N/A
                    Compensation Plan, dated as of November
                    1, 1978.  (Incorporated by reference to
                    Exhibit 10-n to the Company's Annual
                    Report on Form 10-K for the fiscal year ended October 31, 1990.)

     10-t           ADC Telecommunications, Inc. Excess Benefits            N/A
                    Plan, dated as of January 1, 1985.
                    (Incorporated by reference to Exhibit
                    10-o to the Company's Annual Report on
                    Form 10-K for the fiscal year ended
                    October 31, 1990).

     10-u           ADC Telecommunications, Inc. 401(k) Excess              N/A
                    Plan, dated as of September 1, 1990.
                    (Incorporated by reference to Exhibit
                    10-p to the Company's Annual Report on
                    Form 10-K for the fiscal year ended
                    October 31, 1990).

     10-v           Lease, dated February 25, 1991, between                 N/A
                    American Lightwave Systems, Inc. and 999
                    Research Parkway, Inc. (Incorporated by reference to Exhibit 10-t to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991).

     10-w           Lease, dated March 1, 1986, between ADC                 N/A
                    Telecommunications, Inc. and Metro
                    International Ltd. as amended.
                    (Incorporated by reference to Exhibit
                    10-w to the Company's Annual Report on
                    Form 10-K for the fiscal year ended
                    October 31, 1991).

     10-x           Lease Agreement, dated October 26, 1990,                N/A
                    between Lutheran Brotherhood and ADC
                    Telecommunications, Inc.  (Incorporated
                    by reference to Exhibit 10-w to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

     10-y           Lease Agreement, dated August 21, 1990,                 N/A
                    between Minnetonka Corporate Center I
                    Limited Partnership and ADC
                    Telecommunications, Inc.  (Incorporated
                    by reference to Exhibit 10-x to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

     10-z           Sublease Agreement, dated October 31, 1990,             N/A
                    between Seagate Technology, Inc. and ADC
                    Telecommunications, Inc.  (Incorporated
                    by reference to Exhibit 10-y to the
                    Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

     10-aa          Renewal of Lease, dated July 9, 1990, between           N/A
                    ADC Telecommunications, Inc. and Metro
                    International General Partner Canada,
                    Inc.  (Incorporated by reference to
                    Exhibit 10-z to the Company's Annual
                    Report on Form 10-K for the fiscal year
                    ended October 31, 1990).

     10-bb          Lease, dated September 30, 1993, between                 xx
                    American Lightwave Systems, Inc. and 999
                    Research Parkway, Inc.

     10-cc          Lease, dated August 2, 1993, between ADC                 xx
                    Telecommunications, Inc. and Engelsma
                    Limited Partnership.

     10-dd          Lease, dated December 18, 1992, between                  xx
                    Fibermux Corporation and Greenville
                    Dallas Delaware, Inc.

     Exhibit
     Number         Description                                            Page
     ---------      -----------                                            ----
     10-ee          Supplemental Executive Retirement Plan                   xx
                    Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC
                    Telecommunications, Inc. and William J.
                    Cadogan.

     21-a           Subsidiaries of the Company.

     23-a           Consent of Independent Public Accountants                xx
                    to incorporation by reference of
                    financial material included in this
                    report into Company's Registration
                    Statement on Form S-8 (File No.
                    2-83584), Registration Statement on Form
                    S-8 (File No. 33-22654), Registration
                    Statement on Form S-8 (File No.
                    33-40356) and Registration Statement on
                    Form S-8 (File No. 33-40357.)

     24-a           Manually signed powers of attorney.                      xx