Form 10-Q
period 1994-01-31
ADC TELECOMMUNICATIONS INC
filed 1994-03-14
CIK 61478

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                             ________________

                                 FORM 10-Q

(Mark One)
   /x/        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1994

                                     OR

   / /       TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from N/A to N/A

                      Commission file number 0-1424

                       ADC Telecommunications, Inc.
                       ----------------------------
           (Exact name of registrant as specified in its charter)

            Minnesota                                         41-0743912
  -------------------------------                         -------------------
  (state or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                4900 West 78th Street, Minneapolis, MN  55435
             ---------------------------------------------------
             (Address of principal executive offices) (zip code)

                               (612) 938-8080
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                    N/A
             ----------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject so such filing requirements for the past 90 days.

                          YES   X            NO
                              -----             -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.20 par value: 27,774,147 shares as of February 28, 1994

                        PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

                ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - UNAUDITED

                               (IN THOUSANDS)

                                   ASSETS

                                            JANUARY 31,       OCTOBER 31,
                                               1994              1993
                                            -----------       -----------
CURRENT ASSETS:
  Cash and cash equivalents                  $ 26,873          $ 16,324
  Accounts receivable                          56,189            66,830
  Inventories                                  52,842            48,278
  Prepaid income taxes and other                9,832            11,099
                                             --------          --------
    Total current assets                      145,736           142,531

PROPERTY AND EQUIPMENT, net                    61,606            62,876

OTHER ASSETS, principally goodwill             73,105            74,647
                                             --------          --------
                                             $280,447          $280,054
                                             ========          ========


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                            JANUARY 31,       OCTOBER 31,
                                               1994              1993
                                            -----------       -----------
CURRENT LIABILITIES:
  Current maturities of long-term debt       $    300          $    300
  Accounts payable                             13,578            21,194
  Accrued liabilities                          36,541            33,407
                                             --------          --------
    Total current liabilities                  50,419            54,901

DEFERRED INCOME TAXES                           2,731             3,949

LONG-TERM DEBT, less current
  maturities above                                810               810
                                             --------          --------
    Total liabilities                          53,960            59,660

STOCKHOLDERS' INVESTMENT
  (27,774 and 27,697 shares outstanding,
  respectively)                               226,487           220,394
                                             --------          --------
                                             $280,447          $280,054
                                             ========          ========


          See accompanying notes to consolidated financial statements

                ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                 (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)
'

                                                       FOR THE QUARTERS ENDED
                                                            JANUARY 31,
                                                       ----------------------
                                                         1994            1993
                                                       --------        --------
NET SALES                                              $ 91,176        $ 78,648

COST OF PRODUCT SOLD                                     45,247          38,510
                                                       --------        --------
GROSS PROFIT                                             45,929          40,138
  Gross profit percentage                                  50.4%           51.0%

EXPENSES:
  Selling                                                17,539          15,850
  Development and product engineering                    11,003           9,537
  Administration                                          6,340           5,578
                                                       --------        --------
  Total expenses                                         34,882          30,965
                                                       --------        --------

OPERATING INCOME                                         11,047           9,173
OTHER INCOME (EXPENSE), NET:
  Interest                                                  133              21
  Other                                                    (554)           (844)
                                                       --------        --------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                 10,626           8,350

PROVISION FOR INCOME TAXES                                3,931           3,090
                                                       --------        --------
NET INCOME BEFORE EXTRAORDINARY ITEM                      6,695           5,260

EXTRAORDINARY ITEM, NET OF TAXES                          1,450               0
                                                       --------        --------
NET INCOME                                             $  5,245        $  5,260
                                                       ========        ========

AVERAGE COMMON SHARES
OUTSTANDING                                              27,735          27,324
                                                       ========        ========
EARNINGS PER SHARE BEFORE
  EXTRAORDINARY ITEM                                   $   0.24        $   0.19
                                                       ========        ========
EARNINGS PER SHARE                                     $   0.19        $   0.19
                                                       ========        ========
ORDERS                                                 $ 97,206        $ 78,363
                                                       ========        ========



          See accompanying notes to consolidated financial statements

                ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31 - UNAUDITED

                                (IN THOUSANDS)

                                                         1994            1993
                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  5,245        $  5,260
  Adjustments to reconcile net income to net cash
    from operating activities --
  Depreciation and amortization                           5,619           4,984
  Reduction in deferred compensation                        288             206
  Decrease in deferred income taxes                      (1,218)           (117)
  Changes in assets and liabilities
    Accounts receivable                                  10,641           1,580
    Inventories                                          (4,564)           (232)
    Prepaid income taxes and other assets                 1,222            (273)
    Accounts payable                                       (117)         (3,005)
    Accrued liabilities                                   3,135           1,162
                                                       --------        --------
      Total cash provided from operating activities      20,251           9,565

CASH FLOWS FROM INVESTMENT ACTIVITIES:
  Contingent acquisition payment                         (7,087)              0
  Property and equipment additions                       (3,174)         (3,386)
                                                       --------        --------
    Total cash used for investment activities           (10,261)         (3,386)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Decrease in long-term debt                                  0          (9,014)
  Common stock issued                                       559           3,229
                                                       --------        --------
    Total cash used for financing activities                559          (5,785)
                                                       --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         10,549             394
CASH AND EQUIVALENTS, beginning of period                16,324          20,484
                                                       --------        --------
CASH AND EQUIVALENTS, end of period                    $ 26,873        $ 20,878
                                                       ========        ========
SUPPLEMENTAL DISCLOSURES:
  Interest paid                                        $     19        $     76
  Income taxes paid                                    $    976        $  1,506
                                                       ========        ========


         See accompanying notes to consolidated financial statements

                ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    LAST FOUR FISCAL QUARTERS - UNAUDITED

                 (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)

                                                  1ST           4TH           3RD          2ND
                                                QUARTER       QUARTER       QUARTER      QUARTER
                                                 1994          1993          1993         1993
                                               ---------     ---------     ---------    ---------
NET SALES                                      $  91,176     $ 105,125     $  93,346    $  88,999

COST OF PRODUCT SOLD                              45,247        51,646        44,708       43,708
                                               ---------     ---------     ---------    ---------
GROSS PROFIT                                      45,929        53,479        48,638       45,291
  Gross profit percentage                           50.4%         50.9%         52.1%        50.9%

EXPENSES:
  Selling                                         17,539        19,110        17,647       17,825
  Development and product engineering             11,003        11,089        10,080       10,282
  Administration                                   6,340         6,302         5,788        5,211
                                               ---------     ---------     ---------    ---------
    Total expenses                                34,882        36,501        33,515       33,318
                                               ---------     ---------     ---------    ---------

OPERATING INCOME                                  11,047        16,978        15,123       11,973

OTHER INCOME (EXPENSE), NET:
  Interest                                           133            52            42           68
  Other                                             (554)       (1,200)         (820)        (829)
                                               ---------     ---------     ---------    ---------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                          10,626        15,830        14,345       11,212

PROVISION FOR INCOME TAXES                         3,931         5,699         5,164        4,148
                                               ---------     ---------     ---------    ---------
NET INCOME BEFORE EXTRAORDINARY ITEM               6,695        10,131         9,181        7,064

EXTRAORDINARY ITEM, NET OF TAXES                   1,450             0             0            0
                                               ---------     ---------     ---------    ---------
NET INCOME                                     $   5,245     $  10,131     $   9,181    $   7,064
                                               =========     =========     =========    =========
AVERAGE COMMON SHARES OUTSTANDING                 27,735        27,641        27,544       27,484
                                               =========     =========     =========    =========
EARNINGS PER SHARE
  BEFORE EXTRAORDINARY ITEM                    $    0.24     $    0.37     $    0.33    $    0.26
                                               =========     =========     =========    =========
EARNINGS PER SHARE                             $    0.19     $    0.37     $    0.33    $    0.26
                                               =========     =========     =========    =========
ORDERS                                         $  97,206     $ 109,040     $  95,020    $  93,214
                                               =========     =========     =========    =========


         See accompanying notes to consolidated financial statements

                ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The operating results for the three months ended January 31, 1994 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 STOCK DIVIDEND: On May 26, 1993 the Company declared a two-for-one stock split in the form of a 100% stock dividend, payable June 28, 1993 to shareholders of record June 15, 1993. The share and per share information in this report have been adjusted to reflect the effect of the dividend.

Note 3 ACCOUNTING FOR INCOME TAXES: Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities relating to differences between the financial statement and tax basis of assets and liabilities are determined using tax rates currently in effect for the periods in which the differences are expected to reverse.

         The adoption of SFAS No. 109 had no effect on net income for the quarter ended January 31, 1994, and there was no material cumulative effect of the accounting change on years prior to November 1, 1993.

         Deferred tax assets and liabilities on November 1, 1993 determined under SFAS No. 109 consist of the following:

                                                               November 1,
                                                                  1993
                                                               ----------
     Current deferred tax assets (liabilities):
        Inventories                                            $    2,784
        Warranty reserves                                             465
        Deferred compensation accrual                               1,496
        Allowance for doubtful accounts                               533
        Vacation accrual                                            1,142
        Insurance reserves                                            193
        Pension accrual                                               910
        Other                                                         218
                                                               ----------
        Total                                                  $    7,741
                                                               ==========

     Non-current deferred tax assets (liabilities):
        Depreciation                                           $   (3,005)
        Other                                                         166
                                                               ----------
        Total                                                  $   (2,839)
                                                               ==========

                ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 EXTRAORDINARY ITEM: The building that serves as headquarters for Fibermux Corporation, a wholly owned subsidiary of the Company, suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The Company recorded estimated damages of $2,300,000 (net of the related $850,000 tax benefit). The facility repairs have been completed and all operations resumed by February 8, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 1994 and 1993 and the percentage changes in these income and expense items between periods are contained in the following table:


                                          PERCENTAGE OF NET SALES     PERCENTAGE
                                          FOR THE QUARTERS ENDED       INCREASE
                                                JANUARY 31,           (DECREASE)
                                          -----------------------      BETWEEN
                                             1994         1993         PERIODS
                                          ----------   ----------     ---------
NET SALES                                   100.0%       100.0%         15.9%

COST OF PRODUCTS SOLD                       (49.6)       (49.0)         17.5
                                            -----        -----
GROSS PROFIT                                 50.4         51.0          14.4

EXPENSES:
  Selling                                   (19.2)       (20.1)         10.7
  Development and product engineering       (12.1)       (12.1)         15.4
  General and administrative                 (7.0)        (7.1)         13.7
                                            -----        -----

OPERATING INCOME                             12.1         11.7          20.4

OTHER INCOME (EXPENSE), NET:
  Interest                                     .1           --            --
  Other                                       (.6)        (1.1)        (34.4)
                                            -----        -----

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM                           11.6         10.6          27.3

PROVISION FOR INCOME TAXES                   (4.3)        (3.9)         27.2
                                            -----        -----

NET INCOME BEFORE EXTRAORDINARY ITEM          7.3          6.7          27.3

EXTRAORDINARY ITEM, NET OF TAXES             (1.5)          --            --
                                            -----        -----

NET INCOME                                    5.8%         6.7%          (.3)
                                            =====        =====

RESULTS OF OPERATIONS

         NET SALES: Net sales for the quarter ended January 31, 1994 by product group, compared to the quarter ended January 31, 1993, are as follows:

                                      QUARTER ENDED JANUARY 31, ($ IN THOUSANDS)
                                      ------------------------------------------
                                              1994                   1993
                                              ----                   ----
                                        NET                     NET
PRODUCT GROUP                          SALES        %          SALES       %
- -------------                         --------    -----      --------    -----
Transmission                          $ 20,525     22.5%     $ 14,110     18.0%

Networking                              23,035     25.3        19,693     25.0

Broadband Connectivity                  47,616     52.2        44,845     57.0
                                      --------    -----      --------    -----

  Total                               $ 91,176    100.0%     $ 78,648    100.0%
                                      ========    =====      ========    =====

         The 1994 net sales amounts reflect sales strength from all ADC entities except Fibermux Corporation (Fibermux), which experienced earthquake damage in mid-January. Management believes, based on confirmed purchase orders, that net sales for the networking product group would have been approximately $4 million higher had the Company not had to shut down its Fibermux manufacturing facility to clean up and repair the damage from the earthquake that struck Los Angeles on January 17, 1994. As of February 8, 1994, Fibermux personnel have completely returned to their facility and Company management expects to ship the $4 million of product delayed by the earthquake during its second quarter.

         Net sales of fiber optic products represented 32.4% and 33.0% of total net sales for the quarters ended January 31, 1994 and 1993, respectively. The lower 1994 percentage reflects the fiber optic products within the $4 million of shipments delayed during the earthquake shutdown at Fibermux.

         GROSS PROFIT: The gross profit percentage for first quarter 1994, 50.4% of sales, was lower than the 51.0% gross profit percentage for first quarter 1993 primarily due to a less favorable product sales mix.

         OPERATING EXPENSES: Although selling expenses were down as a percentage of net sales in the quarter ended January 31, 1994, selling expenses increased 10.7% over first quarter 1993 primarily due to selling activities associated with new product introductions. The Company was able to maintain its development and product engineering expenses as a constant percentage of net sales during the quarters ended
January 31, 1994 and 1993, but increased the actual dollars spent in this expense category by 15.4%, primarily reflecting the Company's new product development efforts. General and administrative expenses were down slightly as a percentage of net sales in the quarter ended January 31, 1994.

         Company management continues its efforts to balance the cost of product development with expense control and remains committed to minimizing the rate of increase of such expenses, while addressing the major technological changes underway in the telecommunications industry.

         OTHER INCOME (EXPENSE), NET: For the quarters ended January 31, 1994 and 1993, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of borrowings.)

         Other expense primarily represents amortization of the goodwill portions of the Fibermux, Kentrox Industries, Inc. and American Lightwave Systems, Inc. (ALS) acquisition prices.

         INCOME TAXES: The effective income tax rate was 37.0% for the quarters ended January 31, 1994 and 1993. In addition to the non-deductible goodwill amortization amounts discussed above, the 37% rate reflects the beneficial impact of tax credits.

         Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities relating to differences between the financial statement and tax basis of assets and liabilities are determined using tax rates currently in effect for the periods in which the differences are expected to reverse.

         The adoption of SFAS No. 109 had no effect on net income for the quarter ended January 31, 1994, and there was no material cumulative effect of the accounting change on years prior to November 1, 1993. See Note 3 to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report for an analysis of deferred tax assets and liabilities on November 1, 1993, determined under SFAS No. 109.

         EXTRAORDINARY ITEM: The extraordinary charge of $1,450,000, net of income taxes, or $.05 per share, recorded in the quarter ended January 31, 1994 represents the charge to clean up and repair the damage from the earthquake at the Fibermux facility.

         NET INCOME: Net income of $5,245,000, or $.19 per share, was recorded in the quarter ended January 31, 1994. Due to the extraordinary charge discussed above, these results were relatively constant with the results for the quarter ended January 31, 1993, $5,260,000, or $.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $10,549,000 and $394,000 during the quarters ended January 31, 1994 and 1993, respectively. The significant 1994 increase primarily reflects increased cash provided from operating activities and the absence of debt repayments, offset by the $7,087,000 contingent acquisition payment for ALS which was accrued at October 31, 1993 and paid during the quarter ended January 31, 1994. ADC currently has no contingent acquisition purchase price arrangements outstanding.

         The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, can be repaid any time without penalty and can be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. In May 1991, the Company's acquisition of Fibermux was partially financed by borrowing the total
$40 million. The full $40 million was outstanding until April 1992, when the Company began repaying the debt. All debt had been repaid by April 1993. At January 31, 1994, $40 million of borrowings under these agreements remained available to the Company, and its long-term debt to total capitalization ratio was .4%. The Company's long-term debt to total capitalization ratio was also .4% at October 31, 1993.

         Management expects that cash generated from operating activities plus borrowings available under revolving credit agreements will be adequate to fund operating requirements and property and equipment expenditures in 1994. However, management recognizes the dynamic nature of the telecommunications industry, and the possibility that one or more of the Company's product initiatives may achieve strong market acceptance during the year. In such event, the Company would consider appropriate financing alternatives. Total property and equipment additions for 1994 are expected to be approximately
$25 million.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         a.   An annual meeting of shareholders was held on February 22, 1994.

         b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.

         c-1. An amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 was approved (23,115,016 affirmative votes; 2,196,119 negative votes; 126,472 abstentions and 0 broker non-votes).

         c-2. The ADC Telecommunications, Inc. 1994 Employee Stock Purchase Plan was approved (25,171,606 affirmative votes; 93,701 negative votes; 126,508 abstentions and 45,792 broker non-votes).

         c-3 The following table shows the vote totals with respect to the election of the three directors:

                    NAME                        VOTES                AUTHORITY
                                                 FOR                 WITHHELD
              ----------------------------------------------------------------
              William J. Cadogan              25,358,185              79,422

              B. Kristine Johnson             25,347,219              90,388

              Jean-Pierre Rosso               25,342,949              94,658

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a.   Exhibits

         4-a Specimen certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1989).

         4-b Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended to date (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan).

         4-c Composite Restated Bylaws of ADC Telecommunications, Inc., as amended to date (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31,
              1989).

         4-d Amended and Restated Rights Agreement, amended and restated as of August 16, 1989 between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (Incorporated by reference to Exhibit 1 to Amendment No. 1 on Form 8 dated August 16, 1989, to the Company's Registration Statement on Form 8-A dated September 23, 1986).

         b.   Reports on Form 8-K
              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADC TELECOMMUNICATIONS, INC.



                                    BY:  /s/ Robert E. Switz
                                        ------------------------
                                         Robert E. Switz
                                         Vice President, Chief Financial Officer
                                         (Principal Financial Officer,
                                         Duly Authorized Officer)


                                    Dated:  March 14, 1994

                        ADC TELECOMMUNICATIONS, INC.
                         EXHIBIT INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED JANUARY 31, 1994

Exhibit
Number     Description                                               Page
- -------    -----------                                               ----
4-a        Specimen certificate for shares of Common Stock of ADC    N/A
           Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Quarterly Report on
           Form 10-Q for the quarter ended July 31, 1989).

4-b        Restated Articles of Incorporation of ADC                 N/A
           Telecommunications, Inc., as amended to date
           (Incorporated by reference to Exhibit 4(b) of the Registration Statement on Form S-8 dated March 11, 1994, for the Company's Employee Stock Purchase Plan).

4-c        Composite Restated Bylaws of ADC Telecommunications,      N/A
           Inc., as amended to date (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989).

4-d        Amended and Restated Rights Agreement, amended and        N/A
           restated as of August 16, 1989 between ADC
           Telecommunications, Inc. and Norwest Bank Minnesota,
           N.A., as Rights Agent (Incorporated by reference to Exhibit 1 to Amendment No. 1 on Form 8 dated August 16,
           1989, to the Company's Registration Statement on
           Form 8-A dated September 23, 1986).