Form 10-Q
period 1994-04-30
ADC TELECOMMUNICATIONS INC
filed 1994-06-15
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                 ________________

                                    FORM 10-Q

(Mark One)
    /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1994

                                       OR

   / /         TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A

                          Commission file number 0-1424

                          ADC TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               MINNESOTA                        41-0743912
(state or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                  4900 WEST 78TH STREET, MINNEAPOLIS, MN  55435
               (Address of principal executive offices) (zip code)

                              (612) 938-8080
              (Registrant's telephone number, including area code)

                                       N/A
             Former name, former address and former fiscal year, if
                            changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES  X               NO
                     -----                _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common stock, $.20 par value:  27,833,465 shares as of June 8, 1994

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)

                                      ASSETS

                                                   APRIL 30,               OCTOBER 31,
                                                     1994                     1993
                                                  -----------              -----------
CURRENT ASSETS:
     Cash and cash equivalents                    $    21,764              $    16,324
     Accounts receivable                               69,548                   66,830
     Inventories                                       56,012                   48,278
     Prepaid income taxes and other assets             10,467                   11,099
                                                  -----------              -----------
          Total current assets                        157,791                  142,531

PROPERTY AND EQUIPMENT, net                            64,148                   62,876

OTHER ASSETS, principally goodwill                     71,828                   74,647

                                                  -----------              -----------
                                                  $   293,767              $   280,054
                                                  -----------              -----------
                                                  -----------              -----------


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                   APRIL 30,               OCTOBER 31,
                                                     1994                     1993
                                                  -----------              -----------
CURRENT LIABILITIES:
     Current maturities of long-term debt         $       400              $       300
     Accounts payable                                  14,208                   21,194
     Accrued liabilities                               38,969                   33,407
                                                  -----------              -----------
          Total current liabilities                    53,577                   54,901

DEFERRED INCOME TAXES                                   2,617                    3,949

LONG-TERM DEBT, less current maturities above             410                      810
                                                  -----------              -----------
     Total liabilities                                 56,604                   59,660

STOCKHOLDERS' INVESTMENT
          (27,805 and 27,697 shares outstanding,
          respectively)                               237,163                  220,394
                                                  -----------              -----------
                                                  $   293,767              $   280,054
                                                  -----------              -----------
                                                  -----------              -----------

                See accompanying notes to consolidated financial statements


                                            ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                             (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)

                                                                   FOR THE QUARTERS ENDED       FOR THE SIX MONTHS ENDED
                                                                          APRIL 30,                     APRIL 30,
                                                                 -------------------------      ------------------------
                                                                    1994           1993           1994           1993
                                                                 ----------     ----------     ----------     ----------
NET SALES                                                          $113,573      $  88,999       $204,749       $167,647

COST OF PRODUCT SOLD                                                 56,160         43,708        101,407         82,218
                                                                 ----------     ----------     ----------     ----------

GROSS PROFIT                                                         57,413         45,291        103,342         85,429
     Gross profit percentage                                          50.6%          50.9%          50.5%          51.0%

EXPENSES:

     Selling                                                         20,359         17,825         37,898         33,675

     Development and product engineering                             12,247         10,282         23,250         19,819

     General and administrative                                       7,529          5,211         13,869         10,789
                                                                 ----------     ----------     ----------     ----------

          Total expenses                                             40,135         33,318         75,017         64,283
                                                                 ----------     ----------     ----------     ----------

OPERATING INCOME                                                     17,278         11,973         28,325         21,146

OTHER INCOME (EXPENSE), NET:

     Interest                                                           164             68            297             89

     Other                                                           (1,434)          (829)        (1,988)        (1,673)
                                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                               16,008         11,212         26,634         19,562

PROVISION FOR INCOME TAXES                                            5,923          4,148          9,854          7,238
                                                                 ----------     ----------     ----------     ----------

NET INCOME BEFORE EXTRAORDINARY ITEM                                 10,085          7,064         16,780         12,324

EXTRAORDINARY ITEM, NET OF TAXES                                          0              0         (1,450)             0
                                                                 ----------     ----------     ----------     ----------

NET INCOME                                                        $  10,085      $   7,064       $ 15,330       $ 12,324
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES
OUTSTANDING                                                          27,784         27,484         27,760         27,404
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM                                                 $   0.36      $    0.26       $   0.60       $   0.45
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE                                                 $   0.36      $    0.26       $   0.55       $   0.45
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

ORDERS                                                             $108,796      $  93,214       $205,891       $171,577
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

        See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED APRIL 30 - UNAUDITED

                                 (IN THOUSANDS)

                                                                       1994         1993
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  15,330    $  12,324
     Adjustments to reconcile net income to net cash from
          operating activities -
     Depreciation and amortization                                      11,213      10,092
     Reduction in deferred compensation                                    543         393
     Decrease in deferred income taxes                                  (1,332)       (165)
     Changes in assets and liabilities
          Accounts receivable                                           (2,718)     (8,151)
          Inventories                                                   (7,734)     (3,383)
          Prepaid income taxes and other assets                            814      (2,142)
          Accounts payable                                                 514         873
          Accrued liabilities                                            5,562        (255)
                                                                     ---------    ---------
              Total cash provided from operating activities             22,192       9,586

CASH FLOWS FROM INVESTMENT ACTIVITIES:
     Contingent acquisition payment                                     (7,087)          0
     Property and equipment additions                                  (10,261)     (9,034)
     Long-term investments                                                   0      (1,095)
                                                                     ----------   ---------
              Total cash used for investment activities                (17,348)    (10,129)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
     Decrease in long-term debt                                           (300)    (13,324)
     Common stock issued                                                   896       3,611
                                                                      ---------   ---------
              Total cash used for financing activities                     596      (9,713)
                                                                      ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         5,440     (10,256)

CASH AND EQUIVALENTS, beginning of period                               16,324      20,484
                                                                      ---------  ----------

CASH AND EQUIVALENTS, end of period                                 $   21,764   $  10,228
                                                                    -----------  ----------
                                                                    -----------  ----------

SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                  $       80   $     150
     Income taxes paid                                              $    6,752   $   7,720
                                                                    -----------  ----------


           See accompanying notes to consolidated financial statements


                                            ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                LAST FOUR FISCAL QUARTERS - UNAUDITED

                                             (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)


                                                                      2ND            1ST            4TH           3RD
                                                                    QUARTER        QUARTER        QUARTER       QUARTER
                                                                     1994           1994           1993          1993
                                                                 ----------     ----------     ----------     ----------
NET SALES                                                          $113,573       $ 91,176       $105,125       $ 93,346

COST OF PRODUCT SOLD                                                 56,160         45,247         51,646         44,708
                                                                 ----------     ----------     ----------      ---------
GROSS PROFIT                                                         57,413         45,929         53,479         48,638

     Gross profit percentage                                          50.6%          50.4%          50.9%          52.1%

EXPENSES:

     Selling                                                         20,359         17,539         19,110         17,647

     Development and product engineering                             12,247         11,003         11,089         10,080

     General and administrative                                       7,529          6,340          6,302          5,788
                                                                 ----------     ----------     ----------     ----------

          Total expenses                                             40,135         34,882         36,501         33,515
                                                                 ----------     ----------     ----------     ----------

OPERATING INCOME                                                     17,278         11,047         16,978         15,123

OTHER INCOME (EXPENSE), NET:

     Interest                                                           164            133             52             42

     Other                                                           (1,434)          (554)        (1,200)          (820)
                                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                                               16,008         10,626         15,830         14,345

PROVISION FOR INCOME TAXES                                            5,923          3,931          5,699          5,164
                                                                 ----------     ----------     ----------     ----------

NET INCOME BEFORE
EXTRAORDINARY ITEM                                                   10,085          6,695         10,131          9,181

EXTRAORDINARY ITEM, NET OF TAXES                                          0          1,450              0              0
                                                                 ----------     ----------     ----------     ----------

NET INCOME                                                         $ 10,085       $  5,245       $ 10,131       $  9,181
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES
OUTSTANDING                                                          27,784         27,735         27,641         27,544
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE
BEFORE EXTRAORDINARY ITEM                                          $   0.36       $   0.24       $   0.37       $   0.33
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE                                                 $   0.36       $   0.19       $   0.37       $   0.33
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

ORDERS                                                             $108,796       $ 97,206       $109,040       $ 95,020
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------


         See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The operating results for the six months ended April 30, 1994 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.


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

               The adoption of SFAS No. 109 had no effect on net income for the six months ended April 30, 1994, and there was no material cumulative effect of the accounting change on years prior to November 1, 1993.


Note 4 EXTRAORDINARY ITEM: The building that serves as headquarters for Fibermux Corporation, a wholly owned subsidiary of the Company, suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The Company recorded estimated damages of $1,450,000 (net of the related $850,000 tax benefit). The facility repairs were completed and all operations resumed by February 8, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and six months ended April 30, 1994 and 1993 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                          Percentage Increase
                        Percentage of Net Sales             Between  Periods
                      -----------------------------       ---------------------
                    Quarters Ended  Six Months Ended      Quarters    Six Months
                     April 30,        April 30,            Ended        Ended
                    --------------- ----------------
                    1994      1993     1994     1993      April 30     April 30
                   ------    ------   ------   ------     --------     --------

NET SALES          100.0%    100.0%    100.0%   100.0%         27.6%      22.1%
COST OF
PRODUCTS SOLD      (49.4)    (49.1)    (49.5)   (49.0)         28.5       23.3
                   ------    ------    ------   ------
GROSS PROFIT        50.6      50.9      50.5     51.0          26.8       21.0
EXPENSES:
  Selling          (18.0)    (20.0)    (18.5)   (20.1)         14.2       12.5
  Development
   and product
   engineering     (10.8)    (11.6)    (11.4)   (11.8)         19.1       17.3
  General and
   administrative   (6.6)     (5.8)     (6.8)    (6.5)         44.5       28.5
                   ------    ------    ------   ------
OPERATING
INCOME               15.2     13.5      13.8     12.6          44.3       33.9

OTHER INCOME
(EXPENSE), Net:
  Interest             .2       .1        .1       .1             -          -
  Other              (1.3)    (1.0)      (.9)    (1.0)         73.0       18.8
                    ------    ------    ------   ------
INCOME BEFORE
  INCOME TAXES       14.1     12.6      13.0     11.7          42.8       36.2
PROVISION FOR
  INCOME TAXES       (5.2)    (4.7)     (4.8)    (4.3)         42.8       36.1
                    ------    ------    ------   ------
NET INCOME BEFORE
 EXTRAORDINARY ITEM   8.9      7.9       8.2      7.4          42.8       36.2
EXTRAORDINARY ITEM,
 NET OF TAXES          --       --       (.7)      --            --         --
                    ------    ------    ------   ------
NET INCOME            8.9%     7.9%      7.5%     7.4%         42.8       24.4
                    ------    ------    ------   ------
                    ------    ------    ------   ------

RESULTS OF OPERATIONS

     NET SALES:  Net sales for the quarter and six months ended
April 30, 1994 by product group, compared to the quarter and six months ended April 30, 1993, were as follows (dollars in thousands):

                           Quarters Ended April 30,                 Six Months Ended April 30,
               -----------------------------------    ---------------------------------------
                     1994               1993                  1994                 1993
               ----------------  -----------------    -----------------     -----------------
Product Group  Net Sales    %    Net Sales     %      Net Sales     %       Net Sales     %
               ---------  -----  ---------   -----    ---------   -----     ----------  -----
Transmission    $25,236    22.2%   $15,007    16.9%    $45,762     22.3%     $29,117     17.4%
Networking       32,162    28.3     24,211    27.2      55,196     27.0       43,904     26.2
Broadband
  Connectivity   56,175    49.5     49,781    55.9     103,791     50.7       94,626     56.4
               --------   -----   --------   -----    --------    -----     --------    -----

  Total        $113,573   100.0%   $88,999   100.0%   $204,749    100.0%    $167,647    100.0%
               --------   -----   --------   -----    --------    -----     --------    -----
               --------   -----   --------   -----    --------    -----     --------    -----


     The three-month and six-month increases in net sales reflect increased sales volume in all product groups and all ADC entities. Second quarter 1994 net sales of networking products include approximately $4 million of Fibermux Corporation (Fibermux) shipments that the Company was not able to ship in first quarter 1994 after the Fibermux facility sustained earthquake damage in mid-January.

     Net sales of fiber optic products represented 34.5% and 33.2% of total net sales for the quarters ended April 30, 1994 and 1993, respectively. For the six months ended April 30, 1994 and 1993, net sales of fiber optic products represented 33.5% and 33.6% of total net sales, respectively.

     GROSS PROFIT: The second quarter 1994 gross profit percentage of 50.6% of net sales was slightly lower than the 50.9% gross profit percentage for second quarter 1993 primarily due to a less favorable product sales mix. For the six-month periods ended April 30, 1994 and 1993, the gross profit percentages were 50.5% of net sales and 51.0% of net sales, respectively. The 1994 year-to-date decrease primarily reflects a less favorable product sales mix.

     OPERATING EXPENSES: Although selling expense was down as a percentage of net sales in the quarter and six months ended April 30, 1994, marketing and selling activities associated with new product introductions continued at a higher level, resulting in a 14.2% increase in selling expenses during the quarter and a 12.5% increase during the six months ended April 30, 1994. Development and product engineering expenses, also reflecting new product development efforts, increased 19.1% during the quarter and 17.3% during the six months ended April 30, 1994, but decreased slightly as a percentage of net sales.

     Company management continues its efforts to balance the cost of product development with expense control and remains committed to minimizing the rate of increase of such expenses, while addressing the major technological changes underway in the telecommunications industry.

     General and administrative expenses increased 44.5% during the quarter ended and 28.5% during the six months ended April 30, 1994 primarily as a result of increased compensation expenses, including increased incentive-based and stock-based compensation. Company management anticipates that general and administrative expenses as a percentage of net sales will decrease slightly during the second half of the year.

     OTHER INCOME (EXPENSE), NET: In the quarter and six months ended April 30, 1994, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of borrowings.)

     Other expense primarily represents amortization of the goodwill portions of the Fibermux, Kentrox Industries, Inc. and American Lightwave Systems, Inc. acquisition prices.

     INCOME TAXES: The effective income tax rate was 37.0% for the quarters and six months ended April 30, 1994 and 1993. In addition to the non-deductible goodwill amortization amounts discussed above, the 37.0% rate reflects the beneficial impact of tax credits.

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

     The adoption of SFAS No. 109 had no effect on net income for the six months ended April 30, 1994, and there was no material cumulative effect of the accounting change on years prior to November 1, 1993.

     EXTRAORDINARY ITEM: The extraordinary charge of $1,450,000, net of income taxes, or $.05 per share, recorded in the quarter ended January 31, 1994, represents the charge to clean up and repair the damage from the earthquake at the Fibermux facility.

     NET INCOME: For the quarter ended April 30, 1994, net income was $10,085,000 or $.36 per share, 42.8% higher than the $7,064,000, or $.26 per share net income for the quarter ended April 30, 1993. Net income of $15,330,000, or $.55 per share for the six months ended

April 30, 1994 reflected the extraordinary charge discussed above and compared to net income of $12,324,000, or $.45 per share, for the six months ended April 30, 1993, reflecting a 24.4% increase over the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $5,440,000 during the six months ended April 30, 1994 and decreased $10,256,000 during the six months ended April 30, 1993, respectively. The 1994 increase primarily reflects increased cash provided from operating activities and the absence of debt repayments, offset by the $7,087,000 contingent acquisition payment for ALS which was accrued at October 31, 1993 and paid during the quarter ended January 31, 1994. ADC currently has no contingent acquisition purchase price arrangements outstanding.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, can be repaid any time without penalty and can be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. In May 1991, the Company's acquisition of Fibermux was partially financed by borrowing the total $40 million. The full $40 million was outstanding until April 1992, when the Company began repaying the debt. All debt had been repaid by April 30, 1993. At April 30, 1994, $40 million of borrowings under these agreements remained available to the Company, and its long-term debt to total capitalization ratio was .2%. The Company's long-term debt to total capitalization ratio was .4% at October 31, 1993.

     Management expects that cash generated from operating activities plus borrowings available under revolving credit agreements will be adequate to fund operating requirements and property and equipment expenditures for the remainder of 1994. However, management recognizes the dynamic nature of the telecommunications industry, and the possibility that one or more of the Company's product initiatives may achieve strong market acceptance during the year. In such event, the Company would consider appropriate financing alternatives. Total property and equipment additions for 1994 are expected to be approximately $25 million.

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

             4-b Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form 8-A dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan).

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



                                         ADC TELECOMMUNICATIONS, INC.

                                   BY:  /S/ ROBERT E. SWITZ
                                        -------------------------------
                                        Robert E. Switz
                                        Vice President, Chief Financial Officer
                                        (Principal Financial Officer,
                                        Duly Authorized Officer)


Dated:  June 15, 1994

                         ADC TELECOMMUNICATIONS, INC.
                          EXHIBIT INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 1994

Exhibit
Number      Description                                                    Page
- - - -------     -----------                                                    ----
4-a         Specimen certificate for shares of Common Stock of ADC         N/A
            Telecommunications, Inc. (Incorporated by reference to
            Exhibit 4-a to the Company's Quarterly Report on Form
            10-Q for the quarter ended July 31, 1989).

4-b         Restated Articles of Incorporation of ADC                      N/A
            Telecommunications, Inc., as amended to date.
            (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form 8-A dated
            March 11, 1994, for the Company's 1994 Employee
            Stock Purchase Plan).

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