Form 10-Q
period 1994-07-31
ADC TELECOMMUNICATIONS INC
filed 1994-09-07
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1994

                                       OR

   [ ]         TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A

                          Commission file number 0-1424

                          ADC Telecommunications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                              41-0743912
- - -------------------------------     ------------------------------------
(state or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4900 West 78th Street, Minneapolis, MN  55435
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (612) 938-8080
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X               NO
                      ----                ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.20 par value:  27,854,420 shares as of August 25, 1994

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS -- UNAUDITED

                                 (IN THOUSANDS)

                                     ASSETS

                                                      JULY 31,      OCTOBER 31,
                                                        1994            1993
                                                    -----------     -----------
CURRENT ASSETS:
     Cash and cash equivalents                      $    35,102     $    16,324
     Accounts receivable                                 71,984          66,830
     Inventories                                         57,475          48,278
     Prepaid income taxes and other assets               10,458          11,099
                                                    -----------     -----------
        Total current assets                            175,019         142,531

PROPERTY AND EQUIPMENT, net                              63,893          62,876

OTHER ASSETS, principally goodwill                       70,753          74,647
                                                    -----------     -----------

                                                    $   309,665     $   280,054
                                                    -----------     -----------
                                                    -----------     -----------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                                     JULY 31,       OCTOBER 31,
                                                       1994            1993
                                                    -----------     -----------
CURRENT LIABILITIES:
     Current maturities of long-term debt           $       400     $       300
     Accounts payable                                    15,035          21,194
     Accrued liabilities                                 40,967          33,407
                                                    -----------     -----------
        Total current liabilities                        56,402          54,901

DEFERRED INCOME TAXES                                     2,503           3,949

LONG-TERM DEBT, less current maturities above               410             810
                                                    -----------     -----------
     Total liabilities                                   59,315          59,660

STOCKHOLDERS' INVESTMENT
     (27,854 and 27,697 shares outstanding,
     respectively)                                      250,350         220,394
                                                    -----------     -----------

                                                    $   309,665     $   280,054
                                                    -----------     -----------
                                                    -----------     -----------

           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME -- UNAUDITED

                   (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)

                                               FOR THE QUARTERS ENDED       FOR THE NINE MONTHS ENDED
                                                       JULY 31,                       JULY 31,
                                              ------------------------      -------------------------
                                                 1994           1993           1994           1993
                                              ----------     ----------     ----------     ----------

NET SALES                                     $  115,688     $   93,346     $  320,437     $  260,993

COST OF PRODUCT SOLD                              57,346         44,708        158,753        126,926
                                              ----------     ----------     ----------     ----------

GROSS PROFIT                                      58,342         48,638        161,684        134,067

     Gross profit percentage                       50.4%          52.1%          50.5%          51.4%

EXPENSES:

     Selling                                      20,221         17,647         58,119         51,322

     Development and product engineering          12,515         10,080         35,765         29,899

     General and administrative                    7,213          5,788         21,082         16,577
                                              ----------     ----------     ----------     ----------

       Total expenses                             39,949         33,515        114,966         97,798
                                              ----------     ----------     ----------     ----------
OPERATING INCOME                                  18,393         15,123         46,718         36,269

OTHER INCOME (EXPENSE), NET:

       Interest                                      318             42            615            131

       Other                                      (1,255)          (820)        (3,243)        (2,493)
                                              ----------     ----------     ----------     ----------
INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                            17,456         14,345         44,090         33,907

PROVISION FOR INCOME TAXES                         6,459          5,164         16,313         12,402
                                              ----------     ----------     ----------     ----------

NET INCOME BEFORE EXTRAORDINARY ITEM              10,997          9,181         27,777         21,505

EXTRAORDINARY ITEM, NET OF TAXES                       0              0         (1,450)             0
                                              ----------     ----------     ----------     ----------

NET INCOME                                    $   10,997     $    9,181     $   26,327     $   21,505
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
AVERAGE COMMON SHARES
OUTSTANDING                                       27,829         27,544         27,783         27,451
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM                            $     0.40     $     0.33     $     1.00     $     0.78
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
EARNINGS PER SHARE                            $     0.40     $     0.33     $     0.95     $     0.78
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

ORDERS                                        $  119,160     $   95,020     $  325,162     $  266,597
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------

           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED JULY 31 -- UNAUDITED

                                 (IN THOUSANDS)


                                                                     1994           1993
                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $   26,327     $   21,505
   Adjustments to reconcile net income to net cash from
           operating activities --
      Depreciation and amortization                                   16,655         15,244
      Reduction in deferred compensation                                 871            590
      Decrease in deferred income taxes                               (1,446)          (416)
      Changes in assets and liabilities
           Accounts receivable                                        (5,154)        (7,067)
           Inventories                                                (9,197)        (9,644)
           Prepaid income taxes and other assets                         986         (2,487)
           Accounts payable                                            1,340          1,116
           Accrued liabilities                                         7,560          2,935
                                                                  ----------     ----------
                Total cash provided from operating activities         37,942         21,776
                                                                  ----------     ----------

CASH FLOWS FROM (USED FOR) INVESTMENT ACTIVITIES:
   Contingent acquisition payment                                     (7,087)        (2,181)
   Property and equipment additions                                  (14,538)       (16,133)
   Long-term investments                                                   0         (1,835)
                                                                  ----------     ----------
                Total cash used for investment activities            (21,625)       (20,149)
                                                                  ----------     ----------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
   Decrease in long-term debt                                           (300)       (13,324)
   Common stock issued                                                 2,761          4,045
                                                                  ----------     ----------
                Total cash from (used for) financing activities        2,461         (9,279)
                                                                  ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      18,778         (7,652)

CASH AND EQUIVALENTS, beginning of period                             16,324         20,484
                                                                  ----------     ----------
CASH AND EQUIVALENTS, end of period                               $   35,102     $   12,832
                                                                  ----------     ----------
                                                                  ----------     ----------

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                                  $       92     $      175
   Income taxes paid                                              $   13,707     $   13,496
                                                                  ----------     ----------
                                                                  ----------     ----------

           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      LAST FOUR FISCAL QUARTERS -- UNAUDITED

                   (IN THOUSANDS, EXCEPT PER SHARE STATISTICS)

                                         3RD          2ND           1ST            4TH
                                       QUARTER      QUARTER       QUARTER        QUARTER
                                        1994         1994          1994           1993
                                      ---------    ---------     ---------     ---------
NET SALES                             $ 115,688    $ 113,573     $  91,176     $ 105,125

COST OF PRODUCT SOLD                     57,346       56,160        45,247        51,646
                                      ---------    ---------     ---------     ---------

GROSS PROFIT                             58,342       57,413        45,929        53,479
     Gross profit percentage              50.4%        50.6%         50.4%         50.9%

EXPENSES:
   Selling                               20,221       20,359        17,539        19,110
   Development and product engineering   12,515       12,247        11,003        11,089
   General and administrative             7,213        7,529         6,340         6,302
                                      ---------    ---------     ---------     ---------
     Total expenses                      39,949       40,135        34,882        36,501
                                      ---------    ---------     ---------     ---------

OPERATING INCOME                         18,393       17,278        11,047        16,978

OTHER INCOME (EXPENSE), NET:
     Interest                               318          164           133            52

     Other                               (1,255)      (1,434)         (554)       (1,200)
                                      ---------    ---------     ---------     ---------
INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                   17,456       16,008        10,626        15,830

PROVISION FOR INCOME TAXES                6,459        5,923         3,931         5,699
                                      ---------    ---------     ---------     ---------

NET INCOME BEFORE
EXTRAORDINARY ITEM                       10,997       10,085         6,695        10,131

EXTRAORDINARY ITEM, NET OF TAXES              0            0         1,450             0
                                      ---------    ---------     ---------     ---------
NET INCOME                            $  10,997    $  10,085     $   5,245     $  10,131
                                      ---------    ---------     ---------     ---------
                                      ---------    ---------     ---------     ---------
AVERAGE COMMON SHARES
OUTSTANDING                              27,829       27,784        27,735        27,641
                                      ---------    ---------     ---------     ---------
                                      ---------    ---------     ---------     ---------

EARNINGS PER SHARE
BEFORE EXTRAORDINARY ITEM             $    0.40    $    0.36     $    0.24     $    0.37
                                      ---------    ---------     ---------     ---------
                                      ---------    ---------     ---------     ---------
EARNINGS PER SHARE                    $    0.40    $    0.36     $    0.19     $    0.37
                                      ---------    ---------     ---------     ---------
                                      ---------    ---------     ---------     ---------

ORDERS                                $ 119,160    $ 108,796     $  97,206     $ 109,040
                                      ---------    ---------     ---------     ---------
                                      ---------    ---------     ---------     ---------


           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The operating results for the nine months ended July 31, 1994 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.


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

          The adoption of SFAS No. 109 had no effect on net income for the nine months ended July 31, 1994, and there was no material cumulative effect of the accounting change on years prior to November 1, 1993.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and nine months ended July 31, 1994 and 1993 and the percentage changes in these income and expense items between periods are contained in the following table:


                                                 Percentage of Net Sales               Percentage Increase
                                      ------------------------------------------         Between Periods
                                        Quarters Ended       Nine Months Ended     --------------------------
                                           July 31,              July 31,             Quarters    Nine Months
                                      ------------------   ---------------------        Ended        Ended
                                        1994      1993        1994        1993         July 31      July 31
                                      --------  --------   ---------    --------     ---------   ----------

NET SALES                               100.0%    100.0%     100.0%       100.0%        23.9%       22.8%
COST OF PRODUCTS SOLD                   (49.6)    (47.9)     (49.5)       (48.6)        28.3        25.1
                                        ------    ------     ------       ------
GROSS PROFIT                             50.4      52.1       50.5         51.4         20.0        20.6
EXPENSES:
     Selling                            (17.5)    (18.9)     (18.1)       (19.7)         14.6       13.2
     Development and product
      engineering                       (10.8)    (10.8)     (11.2)       (11.5)         24.2       19.6
     General and administrative          (6.2)     (6.2)      (6.6)        (6.3)         24.6       27.2
                                         -----     -----     ------        -----
OPERATING INCOME                         15.9      16.2       14.6         13.9          21.6       28.8
OTHER INCOME  (EXPENSE), NET:
     Interest                             0.3       0.1        0.2           .1         657.1      369.5
     Other                               (1.1)     (0.9)      (1.0)        (1.0)         53.0       30.1
                                         -----     -----     ------        -----
INCOME BEFORE INCOME TAXES               15.1      15.4       13.8         13.0          21.7       30.0
PROVISION FOR INCOME TAXES               (5.6)     (5.6)      (5.1)        (4.8)         25.1       31.5
                                         -----     -----     ------        -----
NET INCOME BEFORE EXTRAORDINARY ITEM      9.5       9.8        8.7          8.2          19.8       29.2
EXTRAORDINARY ITEM, NET OF TAXES          -         -          (.5)         -            -          -

                                          ----      ----       ----         ----
NET INCOME                                9.5%      9.8%       8.2%         8.2%         19.8       22.4
                                          ----      ----       ----         ----
                                          ----      ----       ----         ----


RESULTS OF OPERATIONS

     NET SALES: Net sales for the quarter and nine months ended July 31, 1994 by product group, compared to the quarter and nine months ended July 31, 1993, were as follows (dollars in thousands):


                             Quarters Ended July 31,                   Nine Months Ended July 31,
                    ----------------------------------------   -----------------------------------------
                             1994                1993                   1994                1993
                    -------------------   ------------------   ------------------    -------------------
PRODUCT GROUP       Net Sales      %      Net Sales     %      Net Sales      %      Net Sales       %
                    ---------    ------   ---------  -------   --------     -----    ---------    ------

TRANSMISSION          $28,477     24.6%   $18,410     19.7%    $74,239      23.2%    $47,527       18.2%
NETWORKING             31,779     27.5     23,205     24.9      86,975      27.1      67,109       25.7
BROADBAND
    CONNECTIVITY       55,432     47.9     51,731     55.4     159,223      49.7     146,357       56.1
                     --------    ------   -------    ------   --------     ------   --------      ------

     TOTAL           $115,688    100.0%   $93,346    100.0%   $320,437     100.0%   $260,993      100.0%
                     --------    ------   -------    ------   --------     ------   --------      ------
                     --------    ------   -------    ------   --------     ------   --------      ------


     The three-month and nine-month increases in net sales reflect increased sales volume in all product groups and all ADC entities.

     Net sales of fiber optic products represented 36.0% and 34.1% of total net sales for the quarters ended July 31, 1994 and 1993, respectively. For the nine months ended July 31, 1994 and 1993, net sales of fiber optic products represented 34.4% and 32.8% of total net sales, respectively.

     GROSS PROFIT: The third quarter 1994 gross profit percentage of 50.4% of sales was lower than the 52.1% of net sales gross profit percentage for third quarter 1993 primarily due to a less favorable product sales mix. For the nine-month period ended July 31, 1994, the gross profit percentage of 50.5% of net sales was lower than the 51.4% of net sales gross profit percentage for the same 1993 time period, primarily due to a less favorable product sales mix.

     OPERATING EXPENSES: Although selling expense was down as a percentage of net sales in the quarter and nine-month period ended July 31, 1994, marketing and selling activities associated with new product introductions continued at the higher 1994 level during the quarter ended July 31, 1994, resulting in a 14.6% increase in selling expenses during the quarter and a 13.2% increase during the nine months ended July 31, 1994. New product development expenditures were also responsible for the 24.2% increase in development and product engineering during the quarter ended July 31, 1994. Year-to-date, development and product engineering expenses were 19.6% higher than during the nine months ended July 31, 1993. General and administrative expenses increased 24.6% over third quarter 1993 and 27.2% over the nine months ended July 31, 1993 primarily as a result of increased compensation expenses, including increased incentive-based and stock-based compensation.

     Company management remains committed to expense controls, while addressing the major technological changes underway in the telecommunications industry.

     OTHER INCOME (EXPENSE), NET:  In the quarters and nine months ended
July 31, 1994 and 1993, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of cash levels.)

     Other expense primarily represents amortization of the goodwill portions of the Fibermux Corporation, Kentrox Industries, Inc. and American Lightwave Systems, Inc. (ALS) acquisition prices.

     INCOME TAXES: The effective income tax rate was 37.0% for the quarter ended July 31, 1994 and 36.0% for the quarter ended July 31, 1993. The increase between years primarily reflects the lower impact of tax credits on higher 1994 pre-tax income. The effective income tax rate was 37.0% for the nine months ended July 31, 1994 and 36.6% for the nine months ended July 31, 1993, again reflecting the lower impact of tax credits on higher 1994 pre-tax income.

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

     The adoption of SFAS No. 109 had no effect on net income for the nine months ended July 31, 1994, and there was no material cumulative effect of the accounting change on years prior to November 1, 1993.

     EXTRAORDINARY ITEM: The extraordinary charge of $1,450,000, net of income taxes, or $.05 per share, recorded in the quarter ended January 31, 1994, represents the charge to clean up and repair the damage from the earthquake at the Fibermux facility.

     NET INCOME: For the quarter ended July 31, 1994, net income was $10,997,000 or $.40 per share, 19.8% higher than the $9,181,000, or $.33 per share net income for the quarter ended

July 31, 1993. Net income of $26,327,000, or $.95 per share for the nine months ended July 31, 1994 included the impact of the extraordinary charge discussed above and compared to net income of $21,505,000, or $.78 per share for the nine months ended July 31, 1993, reflecting a 22.4% increase.

     On May 26, 1993, the Company declared a two-for-one stock split in the form of a 100% stock dividend, paid June 28, 1993 to shareholders of record as of June 15, 1993. All share and per share information in this report has been adjusted or restated to reflect the effect of this stock split.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $18,778,000 during the nine months ended July 31, 1994 and decreased $7,652,000 during the nine months ended July 31, 1993. The 1994 increase primarily reflects increased cash provided from operating activities and the absence of debt repayments, offset by the $7,087,000 first quarter 1994 contingent acquisition payment for ALS. ADC currently has no contingent acquisition purchase price arrangements outstanding.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, can be repaid any time without penalty and can be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At July 31, 1994, the entire $40 million of borrowings under these agreements was available to the Company, and its long-term debt to total capitalization ratio was .2%. The Company's long-term debt to total capitalization ratio was .4% at October 31, 1993.

     Management expects that cash generated from operating activities plus borrowings available under revolving credit agreements will be adequate to fund operating requirements and property and equipment expenditures for the remainder of 1994. Total property and equipment additions for 1994 are expected to be approximately $20 million.

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

         10-a Access Platform System Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-b ALS Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-c Business Development Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-d Cable Management Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-e Corporate Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-f Fibermux Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-g International Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-h Kentrox Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-i Vice President of Sales and Customer Service Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-j Senior Vice President Transmission Group Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-k Transmission Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-l Transmission Product and Marketing Management Management Incentive Plan for the fiscal year ended October 31, 1994.

         10-m Transmission Product and Marketing Management (International) Management Incentive Plan for the fiscal year ended October 31, 1994.


       b. Reports on Form 8-K

          None.

                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADC TELECOMMUNICATIONS, INC.



                                BY:  /s/Robert E. Switz
                                   ---------------------------------------
                                   Robert E. Switz
                                   Vice President, Chief Financial Officer
                                   (Principal Financial Officer,
                                   Duly Authorized Officer)


Dated:  September 1, 1994

                           ADC TELECOMMUNICATIONS, INC.
                            EXHIBIT INDEX TO FORM 10-Q
                        FOR THE QUARTER ENDED JULY 31, 1994




Exhibit
Number         Description                                                Page
- - -------        -----------                                                ----

4-a            Specimen certificate for shares of Common Stock of         N/A
               ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's
               Quarterly Report on Form 10-Q for the quarter ended July 31, 1989).

4-b            Restated Articles of Incorporation of ADC                  N/A
               Telecommunications, Inc., as amended to date.
               (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form 8-A dated
               March 11, 1994, for the Company's 1994 Employee
               Stock Purchase Plan

4-c            Composite Restated Bylaws of ADC                           N/A
               Telecommunications, Inc., as amended to date
               (Incorporated by reference to the Company's Annual
               Report on Form 10-K for the fiscal year ended
               October 31, 1989).

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

10-a Access Platform System Management Incentive Plan for the fiscal year ended October 31, 1994.

10-b ALS Management Incentive Plan for the fiscal year ended October 31, 1994.


10-c Business Development Management Incentive Plan for the fiscal year ended October 31, 1994.

10-d Cable Management Management Incentive Plan for the fiscal year ended October 31, 1994.

Exhibit
Number         Description                                                Page
- - -------        -----------                                                ----

10-e Corporate Management Incentive Plan for the fiscal year ended October 31, 1994.

10-f Fibermux Management Incentive Plan for the fiscal year ended October 31, 1994.


10-g International Management Incentive Plan for the fiscal year ended October 31, 1994.


10-h Kentrox Management Incentive Plan for the fiscal year ended October 31, 1994.

10-i           Vice President of Sales and Customer Service
               Management Incentive Plan for the fiscal year ended October 31, 1994.

10-j           Senior Vice President Transmission Group
               Management Incentive Plan for the fiscal year ended October 31, 1994.

10-k Transmission Management Incentive Plan for the fiscal year ended October 31, 1994.

10-l           Transmission Product and Marketing Management
               Management Incentive Plan for the fiscal year ended October 31, 1994.

10-m           Transmission Product and Marketing Management
               (International) Management Incentive Plan for the fiscal year ended October 31, 1994.