Form 10-Q/A
period 1994-07-31
ADC TELECOMMUNICATIONS INC
filed 1994-12-14
CIK 61478

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

                          Commission file number 0-1424

                          ADC Telecommunications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                              41-0743912
- -------------------------------     ------------------------------------
(state or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4900 West 78th Street, Minneapolis, MN  55435
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (612) 938-8080
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

Exhibit
Number         Description                                                Page
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

27-a           Financial Data Schedule