Form 10-K
period 1994-10-31
ADC TELECOMMUNICATIONS INC
filed 1994-12-22
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                          -----------------------------

                                    FORM 10-K

(Mark One)
     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended October 31, 1994

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the Transition period from _______to _______

                           Commission File No. 0-1424

                          ADC Telecommunications, Inc.
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Minnesota                                      41-0743912
- ----------------------------------------          ------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

      4900 West 78th Street
      Minneapolis, Minnesota                                    55435
- ----------------------------------------          ------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (612) 938-8080

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

                               /X/ Yes     / / No

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of December 15, 1994, was approximately $1,071,516,000 (based on the last sale price of such stock as reported by the NASDAQ National Market System).







     The number of shares outstanding of the registrant's common stock, $.20 par value, as of December 15, 1995, was 27,901,035.



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



                       DOCUMENTS INCORPORATED BY REFERENCE


     Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1995.

                                     PART I

ITEM 1. BUSINESS



     ADC Telecommunications, Inc. designs, manufactures and markets a broad range of transmission and networking systems and physical connectivity products for broadband telecommunications networks utilizing copper, coax, fiber optic and wireless transmission methods. The Company markets its products worldwide through its own direct sales force, as well as through distributors and original equipment manufacturers (OEMs). The Company's products are designed for use in the public telecommunications networks maintained by telephone operating companies, interexchange carriers, other telecommunications common carriers and broadcast and cable TV network providers, and for use in private telecommunications networks maintained by large businesses, government agencies, and educational and other non-profit institutions.
     The Company was incorporated in 1953 as a Minnesota corporation under the name Magnetic Controls Company. In 1961, Magnetic Controls Company was merged with ADC Incorporated, a Minnesota corporation incorporated in 1935. In 1984, the Company sold substantially all of the assets of its magnetics operations. In 1985, Magnetic Controls Company changed its corporate name to ADC Telecommunications, Inc. in order to better reflect the Company's commitment to the telecommunications market and to identify the Company more closely with its ADC trademark.
     In July 1989, ADC acquired Kentrox Industries, Inc. (Kentrox), located in Portland, Oregon. Kentrox designs, manufactures and markets public network access equipment for private telecommunications networks and wireless transmission products for public network providers. In July 1990, ADC acquired American Lightwave Systems, Inc. (ALS). ALS, located in Meriden, Connecticut, designs, manufactures and markets fiber optic video transmission equipment for the telephone, cable TV, broadcast and government markets. In May 1991, ADC acquired Fibermux Corporation (Fibermux), located in Chatsworth, California. Fibermux designs, manufactures, markets and installs enterprise-wide communication systems for the interconnection and transport of Local Area Network (LAN) and other voice, data and video traffic, primarily in private telecommunications networks. As used in this report, the terms "Company" and "ADC" refer to ADC Telecommunications, Inc. and its wholly-owned subsidiaries unless the context requires otherwise, and 1994, 1993 and 1992 refer to the Company's fiscal years ended October 31, 1994, 1993 and 1992, respectively.

THE TELECOMMUNICATIONS MARKET

     The largest market for the Company's broad range of telecommunications products consists of companies providing service in the public telecommunications networks and the OEMs which supply such companies. The Company's transmission and physical connectivity products for the public network market are primarily located in central transmission facilities (i.e., telephone company network central offices, cable TV company network supertrunks and headend offices, and wireless network base stations, all of which contain the equipment used in switching and transmitting incoming and outgoing circuits). Increasingly, portions of the Company's public network transmission systems are located in the public network outside plant facilities (outside the central transmission buildings) and on customers' premises.
     Another market for the Company's products consists of rapidly growing private voice, data and video telecommunications networks maintained by businesses, government agencies, and educational and other non-profit institutions. The Company's customers in this market primarily include large businesses and government agencies with their own communications networks and the OEMs and Value Added Resellers (VARs) which supply such networks. The Company's products for private networks are located on the private network customers' premises and consist of enterprise-wide communication systems and public network access equipment.
     The market for the Company's products has grown in large part due to the effects of three ongoing developments in the telecommunications industry. First, rapid technological change has created a demand for new products employing advanced technologies. Second, the shift to data and video network traffic has resulted in increasing demand for broadband, multimedia networking capabilities in both public and private networks. Third, the policy of deregulation being followed by the Federal Communications Commission and similar regulatory agencies throughout the world has increased opportunities for independent companies to supply products and services within public telephone system markets and within private voice, data and video communications markets.
     The Company believes that for the foreseeable future technological change will be the most important development in the continuing evolution of the telecommunications market. One important technological change in transmission technology has been the introduction of fiber optic cable and electronics. In a fiber optic system, lasers transmit voice, data and video traffic in the form of analog or digital coded light pulses through a glass fiber approximately the size of a human hair. Fiber optic systems are increasingly replacing existing copper based transmission systems because of their capacity to carry large volumes of information at high speeds, their insensitivity to electromagnetic interference and the high transmission quality made possible by the physical properties of light .
     A second important technological change in the telecommunications marketplace is the use of integrated circuits and miniaturization, which has facilitated the transfer of certain telecommunications functions from central switching and transmission locations to locations closer to the business or residential end-user. In addition, because of the increased use of integrated circuits in both public and private telecommunications, networks have become significantly more complex. Increasingly, high speed switching, network performance monitoring, network management, information compression and data translation functions are being performed by network equipment.
     A third important technological change over the past 10 to 15 years has been the accelerating replacement of analog technology with digital technology in transmission networks. In analog technology, information is converted to a voltage or current wave form for processing or transmission. In digital technology, information is converted to digital bits and then processed or transmitted using computer based components.
     The Company believes that, over the long term, a significant portion of new equipment purchased by public network providers and private network customers will utilize fiber optic transmission technology. The majority of such equipment will employ digital technology and will require increasingly sophisticated (i.e., software intensive) switching and network management systems.


PRODUCTS


     The Company categorizes its products into the following groups:
     TRANSMISSION PRODUCTS: Transmission products provide electronic and optical signal generation over a telecommunications circuit. Certain of the transmission products also provide access in order to monitor, test and reroute circuits within telecommunications transmission systems. ADC's transmission products are designed for use in copper-based, coax-based, fiber optic or wireless transmission networks.
     NETWORKING PRODUCTS: Networking products provide interconnection and transportation of voice, data and video signals within a single customer building or campus as well as network access to the public network. The Company's networking products are designed for use in copper-based and fiber optic networks.
     BROADBAND CONNECTIVITY PRODUCTS: Broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to telecommunications system circuits for the purpose of installing, testing, monitoring or reconfiguring such circuits. A majority of the Company's broadband connectivity products are designed for use in copper based transmission networks, with the remainder designed for use in coax, fiber optic and wireless transmission networks.
     Historically, most of the Company's products have been used in connection with copper-based telecommunications networks, reflecting the historical installed base of equipment utilizing copper cable in domestic and international telecommunications networks. As a direct result of this large installed base, the Company expects that, for the foreseeable future, a substantial portion of its existing and new broadband connectivity products will be sold to maintain and improve the functionality of copper-based telecommunications systems. Although the Company expects to continue to allocate considerable resources to improving existing products and developing new products for these systems, it will also devote significant resources to the development of coax, fiber optic and wireless products because the Company believes that such products represent an increasing source of future growth of broadband connectivity product revenues.
     The percentages of total consolidated net sales attributable to each of the Company's product groups and to fiber optic products in total for the past three fiscal years are set forth in Part II, Item 7 hereof.

TRANSMISSION PRODUCTS

     DIGITAL REPEATERS: The Company's copper based digital repeaters regenerate digital signals that have degraded because of transmission over long distances, primarily in central office applications. Digital repeaters are sold primarily to telephone operating companies and other telecommunications common carriers.
     TEST AND MONITORING SYSTEMS: The Company manufactures three remote digital test and performance monitoring products. The T-Sentry[REGISTERED TRADEMARK] system and SENTRY 45-TM- system provide non-intrusive remote network performance monitoring and alarm surveillance on DS1 and DS3 signals. The Company's NetStar[REGISTERED TRADEMARK] system, a remotely operable, intrusive T1 test and monitoring system, is designed for high capacity T1 telephone central office testing and private network facility management.
     The Company has begun marketing its open systems-based FiberWatch-TM-remote fiber test and surveillance system. The FiberWatch system provides a database of installed fibers, performs scheduled and on-demand testing, and provides mapping and graphing capability for location of faults in networks.
     ADC also manufactures and sells the Logix operational support system, a software system which enables the user to collect and report performance monitoring data from a variety of ADC and other network and performance monitoring equipment. The Logix system has an open system architecture that supports various standards. It provides for the centralized management of ADC test and monitoring systems and transport equipment, and is designed to interface with higher level operational support systems used by public network providers.

     The Company's test and monitoring systems are sold to telephone operating companies, other telecommunications common carriers, OEMs, distributors, and users of private voice and data communication networks.
     FIBER VIDEO DELIVERY EQUIPMENT: Through its ALS subsidiary, the Company manufacturers fiber optic based video transmission systems. The LiteAMp-TM-, FN6000-TM-, LC6000-TM-, LX6000-TM- and SM6000-TM- systems transmit a variety of analog signals over fiber in cable TV company applications, broadcast applications and interactive systems for distance learning and campus interconnects. The DV6000-TM- system transmits a variety of signal types using a high speed, uncompressed digital format (2.4 billion bits per second) over fiber in the supertrunking portions of broadcast and interactive video networks operated by telephone companies, cable TV companies, other public network providers and private network applications. The PixlNet-TM- H.320 PX64 compressed digital video system is currently being tested in customer field trials for video teleconferencing and distance learning applications.
     The Company's fiber video delivery systems are sold directly to cable TV companies, telephone operating companies, other telecommunications common carriers and users of private data and video communication networks. ALS also provides fiber optic subsystems for the Homeworx-TM- product described below.
     SONEPLEX[REGISTERED TRADEMARK] SERVICE DELIVERY PRODUCT PLATFORM: The Company's Soneplex platform is an integrated loop transmission system that enables public network providers to deliver T1, T3 and other high rate services from their networks to customer premises over copper or fiber facilities. The Soneplex platform enables end user customers to transmit voice, data and video traffic across their private network and/or to access various switched and dedicated services provided by public networks.
     The Company's Soneplex family of platforms and modules employ electrical to optical conversion for transport over fiber facilities and High bit-rate Digital Subscriber Line (HDSL) transmission technology for transport over copper facilities. Soneplex products also integrate circuit performance monitoring and test access capabilities to enable public network carriers to provide reliable service at a low operational cost. The Company is continuing to develop new modules and capabilities for the Soneplex platform, including Synchronous Optical NETwork

(SONET) internetworking. The 1994 additions to the Soneplex platform included extended range copper transport as well as a channelized network access device/bandwidth manager located on the customer premises, that was obtained through a technology partnership arrangement.
     The Company's Soneplex product family of equipment can be located in public network central transmission buildings, outside plant facilities or on customers' premises and are sold to telephone operating companies, cable TV companies, other telecommunications common carriers and users of private voice and data communications networks.
     HOMEWORX-TM- ACCESS TRANSPORT PLATFORM: The Company also has a customer loop transmission system under development for the small business and residential customer called the Homeworx access transport platform. During 1994 the Company commercially released two versions of this system. Additional customer field trials and releases of the Homeworx system are planned for 1995 and 1996. Homeworx access transport systems are sold to telephone operating companies, cable TV companies and other telecommunications common carriers.
     ATM SWITCH: Under an exclusive marketing arrangement, the Company markets an Asynchronous Transfer Mode (ATM) switching system that supports advanced high-speed data and video applications primarily in the public telecommunications networks. The Company is currently performing customer field trials for this product and intends to begin shipping the product to customers in 1995. The ATM switching system will primarily be sold to telephone operating companies, interexchange carriers and other telecommunications common carriers.
     CITYCELL-TM- SYSTEM: The Kentrox CityCell Digital Microcell System is a fiber-fed, radio frequency digital transmission microcell that adds and extends cellular communication coverage, primarily in large urban areas. During 1994, several major product line enhancements and additions, including a 25 watt version of the CityCell product, CityRad-TM- (which is an air-to-air re-radiator with traffic level monitoring), remote alarm and control and enhanced network management tools were released. Effective November 1, 1994, the Kentrox wireless systems products have been collectively named the CityWide-TM- product family. These products are sold primarily to public cellular communications network providers and users of private voice and data communications networks.

NETWORKING PRODUCTS


     PUBLIC NETWORK ACCESS EQUIPMENT: Through its Kentrox subsidiary, the Company manufactures public network access equipment. These products, known as the T-SERV[REGISTERED TRADEMARK] CSU (Channel Service Unit), T-SMART[REGISTERED TRADEMARK] Intelligent CSU, the DataSMART[REGISTERED TRADEMARK] DSU(Data Service Unit)/CSU, the D-Serv-TM- DSU/CSU, the
DataSMART E1 SMDSU[REGISTERED TRADEMARK] (Switched Multi-megabit Data Service) DSU, the DataSMART T3/E3 SMDSU[REGISTERED TRADEMARK] DSU and the DataSMART T3/E3 IDSU-TM- Intelligent DSU/CSU are used to interconnect digitally the common carrier public network and the customer premises network. This equipment monitors circuits and provides system protection and other network management functions. The T-SMART product also enables the customer to test the performance of its voice network. The D-Serv and DataSMART product lines allow connection of voice, data and video circuits.
     During 1994, Kentrox developed, introduced and tested in customer field trials its DataSMART T1/E1 ADSU-TM- products and DataSMART T3 ADSU-TM-products, ATM DSUs which operate at both DS1 and DS3 transmission speeds. The Kentrox AAC-1-TM- T1/E1 ATM access concentrator that transports voice, data and video signals was also introduced and underwent customer trials during 1994.
Its most recent addition to the Company's ATM product line, the AAC-3-TM- T3/E3 ATM access concentrator, is expected to enter customer field trials and be commercially released in 1995.
     The Company's public network access equipment is sold through telephone operating companies, interexchange carriers, other telecommunications common carriers, OEMs and distributors, or directly to users of private voice and data communication networks.
     INTERNETWORKING PRODUCTS: Through its Fibermux subsidiary, the Company manufactures internetworking products. The Crossbow-TM- multi-LAN hub family of products interconnects workstations, personal computers and terminals, utilizing many different LAN protocols and types of cables. During 1994, Fibermux commercially released its SnapLAN-TM- hub system, a "snappable" wiring hub system for work groups. The LightWatch[REGISTERED TRADEMARK] network management system controls networks based on Crossbow hubs, from a single location using the Simple Network Management Protocol (SNMP). The Magnum 100[REGISTERED TRADEMARK] family of products transports multiple voice, data and video signals simultaneously over a fiber optic backbone operating at 100-megabit

(one hundred million bits per second) speed. The Magnum 100 backbones link LANs, mainframes, minicomputers, personal computers, telephone systems and video equipment with diverse protocols using time-division multiplexing technology, within the enterprise network or over the public common carrier network. LightWatch network management software also controls Magnum 100 networks. In addition, Fibermux sells LAN backbone products using other technologies such as fiber distributed data interface (FDDI) and internetworking components such as routers, some of which have been acquired through licensing and product development arrangements.
     In 1994, Fibermux introduced its ATMosphere-TM- ATM backbone wiring hub. The ATMosphere product, in its first phase, provides a high speed, ATM-based backbone between Crossbow hubs and virtual networking management for users attached to Crossbow hubs.
     Fibermux sells internetworking products principally to users of private data communication networks, either directly or through telephone operating companies and other telecommunications common carriers.
     PATCH/SWITCH SYSTEM AND PATCHMATE-TM- MODULE: The Company's Patch/Switch system is a data network management product that provides access to, monitors, tests and reconfigures digital data circuits and permits local or remote switching to alternate circuits or backup equipment. This system is fully modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate Module is a manually operated electromechanical device used to gain access in order to monitor, test, and reconfigure digital data circuits. The Patch/Switch System and PatchMate Module are sold principally to users of private data communication networks.



BROADBAND CONNECTIVITY PRODUCTS

     JACKS, PLUGS AND PATCH CORDS: Jacks and plugs are the basic components used to gain access to copper telecommunications circuits for testing and maintenance. A jack is a connecting device to which the wires of a circuit are attached and through which access to that circuit is obtained by the insertion of the plug. This access permits the circuit to be monitored, tested or re-routed (patched). Patch cords are wires or cables with a plug on each end. ADC offers a complete line of jacks and plugs in the longframe and smaller bantam formats. The bantam products are approximately half the size of the longframe products. The Company also manufactures a line of jacks in both of these formats which are designed to be mounted on printed circuit boards wherever access points are required, as well as a line of coaxial jacks and plugs used for gaining access to high frequency circuits.
     ADC incorporates its jacks, plugs and patch cords into its own products and also sells them in component form primarily to OEMs, whose products are used by telephone operating companies and other companies providing communication services. These components are generally manufactured to industry-recognized compatibility and reliability standards as off-the-shelf items.
     JACKFIELDS AND PATCH BAYS: A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by telecommunications companies to gain access to copper communication circuits for testing or patching the circuits. ADC manufactures jackfields in both longframe and bantam formats, including prewired and connectorized models. When testing a large number of circuits, series of jackfields are combined in specialized rack assemblies, which often may include test modules. These assemblies are called patch bays. ADC manufactures a range of jackfields and patch bays in various configurations. The Company's analog jackfields and analog and digital patch bays are sold primarily to OEMs, telephone operating companies and other telecommunications common carriers. The Company also manufactures and sells specialized jackfields for use in audio and video transmission networks in the broadcast industry.
     DSX PRODUCTS: ADC manufactures digital signaling cross-connect (DSX) modules and bays which are jackfields and patch bays designed to gain access to and cross-connect digital copper circuits for both voice and data transmission. Since introduction of DSX products in 1977, the Company has continued to expand and refine its DSX product offerings, and has become a leading manufacturer of products for the mechanical termination and interconnection of digital circuits used in voice and data transmission. During 1994, ADC added DS-3 Digital Distribution Point (DDP) products to its line of DSX products. DDP products are mechanical alternatives to hard-wiring equipment used for cable management and circuit access in software based digital cross-connect systems. The Company's DSX products are sold primarily to telephone operating companies and other telecommunications common carriers.

     TERMINAL BLOCKS AND FRAME PRODUCTS: Terminal blocks are molded plastic blocks with contact points used to facilitate multiple wire interconnections. ADC manufactures a wide variety of terminal blocks. The Company's cross-connect frames are terminal block assemblies used to connect the external wiring of a telecommunications network to the internal wiring of a telephone operating company central office or to interconnect various pieces of equipment within a telephone company. ADC sells its terminal blocks and cross-connect frames primarily to OEMs and telephone operating companies.
     FIBER OPTIC PATCH CORDS: Fiber optic patch cords are functionally similar to copper patch cords and are the basic components used to gain access to fiber telecommunications circuits for testing, maintenance, cross-connection and configuration purposes. ADC manufactures its own FC, SC and ST[REGISTERED TRADEMARK]* connectors for use in the fiber optic patch cords. The Company's LightTracer-TM- fiber optic patch cord provides immediate identification of fiber optic connections. The Company incorporates its fiber optic patch cords into its own products and sells them in component form principally to OEMs, whose products are used by telephone operating companies, cable TV companies, other telecommunications common carriers and users of private voice and data communications networks.
     FIBER DISTRIBUTION PANELS AND FRAMES: Fiber distribution panels and frames are functionally similar to copper jackfields and frames with the added feature of additional bend protection, and provide interconnection points between fiber optic cables entering a building and fiber optic cables connected to fiber optic equipment within the building. The Company sells fiber distribution products primarily to telephone operating companies, cable TV companies, other telecommunications common carriers and users of private voice and data communications networks.
     FIBERGUIDE[REGISTERED TRADEMARK] SYSTEMS: The FiberGuide system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings. ADC sells its FiberGuide systems primarily to telephone operating companies, cable TV companies, other telecommunications common carriers and users of private voice and data communications networks.
- ----------------------------------------
* ST is a registered trademark of American Telephone & Telegraph Co.

     OUTSIDE PLANT PRODUCTS: Outside Plant (OSP) products consist of cabinets and other enclosures configured to locate and integrate the functions of passive fiber optic equipment and electronic transmission systems outside the telephone central office/cable TV headend switching and transmission facilities as well as the equipment located therein. The Company's OSP products provide flexible network management, remote transmission capability and environmental protection for various telecommunications topologies and architectures. OSP products designed for broadband residential loop applications also provide power supply and coaxial splicing and tapping functions. ADC sells OSP products to telephone operating companies, cable TV companies and other telecommunications common carriers.
     ENGINEER, FURNISH AND INSTALL SERVICES: Engineer, furnish and install (EF&I) services consist of layout and installation of new telecommunications networks, modification of existing networks or the addition of equipment to existing networks. The Company sells its EF&I services primarily to telephone operating companies, other common carriers and users of private telecommunications networks.

PRODUCT DEVELOPMENT

     The Company is committed to an ongoing program of new product development which combines internal development efforts with acquisition, joint venture, licensing or marketing arrangements relating to new products and technologies from sources outside the Company. Development and product engineering expenses for fiscal 1994, 1993 and 1992 were $48,974,000, $40,988,000 and $36,063,000, respectively (approximately 10.9%, 11.2% and 11.4%, respectively, of consolidated net sales).
     The Company's product development program emphasizes the innovative application of existing technology in the design of new products rather than the research and development of new technology. The Company's product development group works closely with marketing personnel in an effort to determine emerging user needs in the telecommunications market and continually reviews and evaluates technological changes affecting this market.

     The Company is currently conducting development efforts with respect to technologies and products in each of its three product groups. Among other projects, the Company's development activities are directed at the integration of fiber optic technology into additional products, the continuing development of wireless microcell products and the incorporation of ATM technology into voice, data and video products for both public and private telecommunications networks. The Company is also developing copper and fiber optic products for applications in the local loop.

MARKETING AND DISTRIBUTION


     ADC sells its products to customers in three primary markets: (1) the United States public telecommunications network market, (2) the private and governmental voice, data and video network market in the United States, and (3) the international public and private network market.
     Major providers of networks utilizing copper, coax, fiber optic and wireless transmission methods in the public telecommunications market in the United States include the Bell Operating Companies, other telephone companies (such as GTE Corporation, Sprint/United Telephone Co. and Southern New England Telecommunications Corporation), long-distance telephone companies (such as American Telephone & Telegraph Co., MCI Telecommunications Corp., Sprint Corporation and Wiltel, Inc.), cable TV companies (such as Cox Enterprises, Inc., Continental Cablevision and Tele-Communications, Inc.), other emerging telecommunication common carriers (such as MFS Communications Company and Teleport Communications Group, Inc.), and major OEMs which service these same customers (such as AT&T Technologies, Inc., Northern Telecom, Inc., Alcatel Alsthom Compagnie Generale D'Electricite, NEC America, Inc., Fujitsu Limited and Tellabs, Inc.). The Company sells its products to most of the major providers and OEMs.
     The private network market includes predominantly large businesses and state and federal government agencies which own and operate their own voice and data networks for internal use. Major OEMs in this market include International Business Machines Corporation (IBM), AT&T Paradyne Corporation, Digital Equipment Corporation, Northern Telecom, Inc., Motorola Codex and The Racal Corporation.

     The Company's products are sold in the United States by approximately 119 field sales representatives located in 26 sales offices throughout the country, and by several dealer organizations and distributors. The Company also has a customer service group, which supports field sales personnel and is responsible for application engineering, customer training, entering orders and supplying delivery status information, and a field service engineering group, which provides on-site service to customers.
     The Company also markets its products outside the U.S. primarily to telephone operating companies and cable TV companies in the public telecommunications networks of Canada, Mexico, South America, Europe, Australia, New Zealand, Russia and the Asian region. The Company sells its products to foreign customers through 23 Company-employed field salespersons, eight foreign independent sales representatives and 77 foreign distributors, as well as through U.S. public and private network providers who also distribute outside the U.S. On October 31, 1994, the Company's foreign distribution network was selling products in 60 nations throughout the world. To date, the principal foreign market for the Company's products has been Canada. The Company has wholly-owned subsidiaries in Canada, Mexico, Venezuela, the United Kingdom, Belgium, Australia and Singapore. The Company's foreign sales offices are located in Montreal, Ottawa, Toronto, Vancouver, Mexico City, Caracas, London, Brussels, Sydney and Singapore.
     Consolidated export sales to unaffiliated customers for fiscal years 1994, 1993 and 1992 were $67,113,000, $58,919,000, and $49,347,000, respectively
(approximately 15.0%, 16.1% and 15.6%, respectively, of consolidated net sales).
     The Company warrants most of its products against defects in materials and workmanship under normal use and service for periods of up to 15 years. To date, the Company's warranty experience has been favorable, with a low rate of product return.

COMPETITION

     Competition in the telecommunications products market is intense. The Company manufactures, markets and sells products similar to those manufactured by numerous other companies, some of which, such as AT&T Technologies, Inc. and Switchcraft, Inc., a subsidiary of Raytheon Company, have greater resources than those available to the Company. The Company also faces increasing competition from a number of other smaller competitors. The Company believes its success in competing with other manufacturers of telecommunications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products, and its delivery and service capabilities.
     The Company's Fibermux subsidiary competes with a number of other companies, two of which are dominant in its intelligent wiring hub markets, and faces both strong price competition and pressure from alternative distribution strategies utilized by these other companies. The Company's Kentrox and ALS subsidiaries compete with a number of companies, none of which is dominant.
     The Company believes that technological change, the shift in network traffic to data and video and continuing industry deregulation will continue to cause rapid evolution in the competitive environment of the telecommunications market, the full scope and nature of which is impossible to predict at this time. The Company believes the most significant competitive effect of continuing industry deregulation has been, and will continue for the immediate future to be, the creation of new opportunities for suppliers of telecommunications products like the Company. The Company expects, however, that such opportunities will attract increased competition from others as well. In addition, the Company expects that AT&T Technologies, Inc. will continue to be a major supplier to the Bell Operating Companies, and is competing more extensively outside the Bell system. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants.

MANUFACTURING AND SUPPLIES

     The manufacturing process for the Company's electronic products consists primarily of assembly and test of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for the Company's electromechanical products consists primarily of fabrication of jacks, plugs, and other basic components from raw materials, assembly of components and testing. The Company's sheet metal, plastic molding, stamping and machining capabilities permit the Company to configure components to customer demand.
     The Company purchases raw materials and component parts, consisting primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items, from several suppliers. Although a number of components used by the Company are single-sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities of these raw materials and component parts. The Company believes that alternative sources of supply exist, or can be developed without causing significant delays, for all of its raw materials and component parts.

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


EMPLOYEES


     As of October 31, 1994, there were 2,644 persons employed by the Company. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's corporate headquarters are currently located in two leased buildings in Minnetonka, Minnesota, comprising 144,700 square feet. A 57,000 square foot facility, also leased in Minnetonka, is occupied by the Company's Minnesota fiber optic operations. The Company also leases a 119,000 square foot facility in Minnetonka, Minnesota, in which the engineering, product management, manufacturing and manufacturing support operations for the Company's transmission products are located. The Company also owns two buildings comprising 132,800 square feet in Bloomington, Minnesota, which house manufacturing and manufacturing support operations.
     The Company owns a 76,000 square foot facility and a 20,000 square foot facility in LeSueur, Minnesota, which are used for electromechanical assembly and warehouse space. The Company leases additional warehouse space on a short term basis from time to time to meet its needs. The Company owns an 11,700 square foot facility in Bloomington, Minnesota, which is leased to an unaffiliated company. In addition, the Company owns approximately 38 acres of undeveloped land in Eden Prairie, Minnesota.
     Approximately 15,000 square feet of space in Richardson, Texas is leased by the Company for an engineering development center. The Company also leases sales office facilities in the United States, Canada, Mexico, Venezuela, the United Kingdom, Belgium, Australia and Singapore.
     The Company's Kentrox subsidiary owns a 105,000 square foot facility in Portland, Oregon, which serves as its office and manufacturing facility and leases approximately 4,000 square feet of space in Waseca, Minnesota, which serves as a research and development center. The Company's ALS subsidiary leases approximately 79,000 square feet of space in Meriden, Connecticut as its office and manufacturing facility. The Company's Fibermux subsidiary leases approximately 97,000 square feet of space in Chatsworth, California as its office and manufacturing facility.
     Leases for the Company's headquarters, sales offices and manufacturing facilities expire at different times through 2000 and are generally renewable on a fixed term or a month-to-month basis. The Company believes that the facilities used in its operations are very well maintained and in excellent condition.
     For information regarding encumbrances on the Company's properties, see
Note 3 to the Consolidated Financial Statements included in Part II, Item 8, of this report.

ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:


Name                      Office                         Officer Since      Age
- ----                      ------                         -------------      ---
William J. Cadogan        Chairman of the Board,              1987          46
                          President, Chief Executive
                          Officer and Chief Operating
                          Officer

Lynn J. Davis             Senior Vice President,              1984          47
                          General Manager, Broadband
                          Connectivity Division

Frederick D. Lawrence     Senior Vice President,              1994          46
                          Transmission Group

Lawrence D. Asten         Vice President Sales,               1992          47
                          Customer Services and
                          Marketing

Bruce W. Brown            Vice President, and                 1993          44
                          President of Fibermux

Richard S. Gilbert        Vice President, and                 1994          42
                          President of Kentrox

William L. Martin III     Vice President, General             1994          47
                          Manager, Network Services
                          Division


Jack Reily                Vice President, General             1994          44
                          Manager, Access Platforms

John A. Schofield         Vice President International        1994          46
                          Sales

Robert E. Switz           Vice President, Chief Financial     1994          48
                          Officer


     Executive officers of the Company are elected by the Board of Directors. The Company's executive officers were last elected to their positions on February 22, 1994, except Mr. Lawrence was elected to his position on March 14, Mr. Martin was elected to his position September 27, and Mssrs. Gilbert and Schofield were elected to their positions December 12. Messrs. Cadogan, Davis and Reily have served in various capacities with the Company for more than five years. Biographical information regarding the other named officers follows.

     Mr. Lawrence joined the Company in March 1994. Prior to such time he was employed by Sprint Corporation for twelve years, most recently as President and Chief Executive Officer of United Telephone of Florida. From 1989 to 1992 he was Senior Vice President Operations of US Sprint.

     Mr. Asten joined the Company in February 1992. Prior to such time he was employed by Telco Systems, Inc., a manufacturer of fiber optic transmission products and customer premises network access equipment, where he served as Vice President, Worldwide Sales, from 1987.

     Mr. Brown joined the Company in July 1993. Prior to such time he was employed by Ungermann-Bass, a manufacturer of enterprise-wide networking solutions, as Executive Vice President, Customer Operations. From 1988 to 1990 Mr. Brown was Senior Vice President, Marketing, Sales and Service for McData Corporation, a Colorado-based networking company.

     Mr. Gilbert joined the Company in June 1992. Prior to November 1994 he was Vice President and General Manager, Access Group for six months and Vice President, Engineering for two years. From 1991 to 1992 he was Vice President of Research and Development at Make Systems, Inc., a manufacturer of a network design and analysis tool. From 1990 to 1991 Mr. Gilbert was Assistant Vice President, Software Engineering for Vitalink Communications Corporation, a manufacturer of data communications equipment. Prior to that he was employed for 14 years by IBM Corporation, most recently as Senior Manager, Workstation Development at the Santa Teresa Laboratory.

     Mr. Martin joined the Company in September 1994. Prior to such time he was employed by Ascom Timeplex, a manufacturer of data and telecommunications equipment, most recently as Vice President, Technical Marketing. His previous positions included Vice President China Business Development and Vice President U.S. Sales. From 1987 to 1990 he was the Chief Executive Officer of Broadband Telesystems, at which time that company was acquired by Ascom Timeplex.

     Mr. Schofield joined the Company in October 1992. Prior to October 1994 he was Managing Director for Asia Pacific/Latin America. He was Senior Vice President, Sales and Marketing at Telex Communications, Inc., a manufacturer and marketer of electronic audio communication devices, from 1990 to 1992. He held several Vice President positions at Memorex Telex Corporation, a manufacturer and marketer of computer terminal and peripheral equipment, most recently Vice President and General Manager, Airline and Systems Business Group.

     Mr. Switz joined the Company in January 1994. Prior to such time he was employed at Burr-Brown Corporation, a manufacturer of precision micro-electronics, from 1988, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.20 par value, trades on the Nasdaq Stock Market National Market under the symbol "ADCT". The following table sets forth the high and low daily sale prices for each quarter during the years ended October 31, 1994 and 1993, as reported on that system.

          1994                                  Low            High
          ----                                  ---            ----
          Fourth Quarter                       $37.50         $47.75
          Third Quarter                         36.25          46.75
          Second Quarter                        32.25          42.75
          First Quarter                         31.00          38.75

          1993
          ----
          Fourth Quarter                       $29.25         $44.00
          Third Quarter                         20.13          31.25
          Second Quarter                        18.63          23.50
          First Quarter                         18.13          24.75

     No cash dividends have been declared or paid during the past two years and the Company has no present intention of declaring a cash dividend. The Company's revolving credit agreements permit cash dividends only to the extent of 25% of net income for the preceding four quarters.

     As of December 15, 1994, there were approximately 2,175 holders of record of the Company's Common Stock.


ITEM 6.   SELECTED FINANCIAL DATA


     The following is a summary of certain consolidated statement of income and balance sheet information of ADC Telecommunications, Inc. and Subsidiaries for the five years ended October 31, 1994. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts have been restated for a two-for-one stock split effected in the form of a 100% stock dividend in June 1993, and all amounts except per share amounts are presented in thousands. No cash dividends have been declared or paid in any of the years presented.

- -----------------------------------------------------------------------------------------------
                                              1994        1993        1992        1991        1990
                                          --------    --------    --------    --------    --------
STATEMENT OF INCOME DATA

NET SALES                                 $448,735    $366,118    $316,496    $293,839    $259,802
COST OF PRODUCTS SOLD                      221,448     178,572     155,074     148,614     133,802
                                          --------     -------    --------    --------    --------
GROSS PROFIT                               227,287     187,546     161,422     145,225     126,000
                                          --------     -------    --------    --------    --------

EXPENSES:
   Development and product engineering      48,974      40,988      36,063      32,315      25,462
   Selling and administrative              110,799      93,311      82,966      74,369      62,793
   Amortization of goodwill                  3,135       2,798       2,720       1,953         920
   Personnel reduction                         ---         ---       3,800         ---         ---
                                           -------     -------     -------     -------     -------
      Total expenses                       162,908     137,097     125,549     108,637      89,175
                                           -------     -------     -------     -------     -------

OPERATING INCOME                            64,379      50,449      35,873      36,588      36,825

OTHER INCOME (EXPENSE), NET:
   Interest                                  1,158         183        (942)       (108)      1,255
   Other non-operating expense              (1,216)       (895)       (205)        (75)         92
                                          --------    --------    --------    --------     -------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                       64,321      49,737      34,726      36,405      38,172
PROVISION FOR INCOME TAXES                  23,800      18,101      13,700      14,380      15,269
                                          --------    --------    --------    --------     -------
NET INCOME BEFORE EXTRAORDINARY ITEM        40,521      31,636      21,026      22,025      22,903
EXTRAORDINARY ITEM, NET OF TAXES            (1,450)        ---         ---         ---         ---
                                          --------    --------    --------    --------     -------

NET INCOME                                $ 39,071    $ 31,636    $ 21,026    $ 22,025    $ 22,903
                                          --------    --------    --------    --------     -------
                                          --------    --------    --------    --------     -------
AVERAGE COMMON SHARES OUTSTANDING           27,805      27,499      27,088      26,738      26,530
                                          --------    --------     -------    --------     -------
                                          --------    --------     -------    --------     -------
EARNINGS PER SHARE BEFORE
   EXTRAORDINARY ITEM                     $   1.46    $   1.15     $   .78     $   .82     $   .86
                                          --------    --------     -------     -------     -------
                                          --------    --------     -------     -------     -------
EARNINGS PER SHARE                        $   1.41    $   1.15     $   .78     $   .82     $   .86
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
ORDERS                                    $462,332    $375,637    $322,823    $284,993    $265,272
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
BALANCE SHEET DATA (October 31)

CASH AND CASH EQUIVALENTS                 $ 49,512    $ 16,324    $ 20,484    $ 30,109    $ 25,978
TOTAL ASSETS                               334,684     280,054     240,762     247,169     181,665
LONG-TERM OBLIGATIONS:
   Current maturities of long-term debt        400         300         324       1,412       1,257
   Long-term debt                              410         810      14,110      43,634       4,841
TOTAL STOCKHOLDERS' INVESTMENT             264,758     220,394     182,188     158,374     134,013
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the three years ended October 31, 1994 and the percentage changes in these income and expense items between years are contained in the following table:

                                                                                     PERCENTAGE
                                               PERCENTAGE OF NET SALES         INCREASE BETWEEN YEARS
                                            -----------------------------    --------------------------
                                                                                 1994           1993
                                              1994       1993        1992    versus 1993    versus 1992
                                            ------     ------      ------    -----------    -----------
NET SALES                                    100.0%     100.0%      100.0%          22.6%          15.7%
COST OF PRODUCTS SOLD                        (49.3)     (48.8)      (49.0)          24.0           15.2
                                            ------     ------      ------
GROSS PROFIT                                  50.7       51.2        51.0           21.2           16.2
EXPENSES:
     Development and product engineering     (11.0)     (11.2)      (11.4)          19.5           13.7
     Selling and administrative              (24.7)     (25.5)      (26.2)          18.7           12.5
     Amortization of goodwill                  (.7)       (.7)        (.9)          12.0            2.9
     Personnel reduction                       ---        ---        (1.2)            --             --
                                            ------     ------      ------
OPERATING INCOME                              14.3       13.8        11.3           27.6           40.6
OTHER INCOME (EXPENSE), NET:
     Interest                                   .3         .1         (.3)           ---            ---
     Other non-operating expense               (.3)       (.3)        ---           35.9            ---
                                            ------     ------      ------
INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                     14.3       13.6        11.0           29.3           43.2

PROVISION FOR INCOME TAXES                    (5.3)      (5.0)       (4.4)          31.5           32.1
                                            ------     ------      ------
NET INCOME BEFORE EXTRAORDIN-
   ARY ITEM                                    9.0        8.6         6.6           28.1           50.5
EXTRAORDINARY ITEM, NET OF
   TAXES                                       (.3)       ---         ---            ---            ---
                                            ------     ------      ------
NET INCOME                                     8.7%       8.6%        6.6%          23.5           50.5
                                            ------     ------      ------         ------         ------
                                            ------     ------      ------         ------         ------

RESULTS OF OPERATIONS

     NET SALES: Net sales for the three years ended October 31, 1994 reflect the following volume increases by product group and in total (dollars in thousands):


- ------------------------------------------------------------------------------------------------------------
                                                                                             PERCENTAGE
                                                                                              INCREASE
                                                 NET SALES                                  BETWEEN YEARS
                   -----------------------------------------------------------------------------------------
                            1994                    1993                    1992            1994       1993
                   ------------------------------------------------------------------
                   Net Sales         %     Net Sales         %     Net Sales        %    vs. 1993   vs. 1992
                   ---------    ------     ---------   -------     ---------   ------    --------   --------
TRANSMISSION       $ 103,694     23.1%     $  69,386     18.9%     $  60,500     19.1%     49.4%      14.7%

NETWORKING           123,300     27.5         95,540     26.1         84,227     26.6      29.1       13.4

BROADBAND
 CONNECTIVITY        221,741     49.4        201,192     55.0        171,769     54.3      10.2       17.1
                   ---------    -----      ---------    -----      ---------    -----
TOTAL              $ 448,735    100.0%     $ 366,118    100.0%     $ 316,496    100.0%     22.6       15.7
                   ---------    -----      ---------    -----      ---------    -----
                   ---------    -----      ---------    -----      ---------    -----


     The 1994 and 1993 increases in net sales of transmission products are attributable to sales of new products, primarily to public telecommunications network providers. If the Company's new transmission products (products introduced within the last three years) and continuing transmission product enhancements meet with reasonable market acceptance, the Company anticipates that net sales of transmission products will grow as a percentage of the Company's total net sales.
     The 1994 and 1993 increases in net sales of networking products primarily represent increased sales of public network access equipment to private network customers. The Company has recently introduced certain new networking products employing Asynchronous Transfer Mode (ATM) technology and has additional ATM networking introductions planned for 1995. If these products meet with reasonable market acceptance, Company management anticipates continued strong growth for the networking product group.
     Within the broadband connectivity product group, net sales of ADC's digital signaling cross-connect (DSX) modules and bays have declined as a percentage of total net sales to 27.2% in 1994 from 28.7% in 1993 and 29.0% in 1992. Although these products currently account for a substantial portion of the Company's revenues, management believes that future sales of DSX and other copper products utilizing telephone jacks will continue gradually to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies within the telecommunications marketplace (see Item 1 Business -- The Telecommunications Market) and the addition of new products to the ADC product portfolio. As a result, the Company anticipates that net sales of the broadband connectivity product group will continue gradually to decline as a percentage of the Company's total net sales.

     Net sales of fiber optic products represented 34.8%, 34.2% and 29.9% of total net sales in 1994, 1993 and 1992, respectively. These year-to-year increases reflect the Company's increasing emphasis on development and marketing of fiber optic products. Management anticipates increasing the Company's fiber optic product offerings which should expand total sales of such products.

     GROSS PROFIT: The 1994 decrease in gross profit percentage, to 50.7% of net sales, primarily reflects a less favorable product sales mix in 1994. The slight 1993 increase in gross profit percentage to 51.2% of net sales, from 51.0% of net sales in 1992 primarily reflects a more favorable product sales mix, successful manufacturing cost reduction efforts and higher net sales volumes in 1993.

     OPERATING EXPENSES: Total operating expenses represented 36.4%, 37.4% and 39.7% of net sales in 1994, 1993 and 1992, respectively. The lower 1994 and 1993 levels primarily reflect effective cost controls, higher net sales levels and the absence of the 1992 personnel reduction charge, which represented 1.2% of net sales in that year.

     The 19.5% and 13.7% increases in development and product engineering expenses in 1994 and 1993, respectively, also reflect significant investments in new product development. The Company has been able to maintain its development and product engineering expenses as a relatively constant percentage of net sales during the 1992 to 1994 period by planning for and controlling such expenditures.

     The 18.7% and 12.5% increases in selling and administrative expenses in 1994 and 1993, respectively, also reflect increased marketing and selling activities associated with new product introductions and expansion of markets, and growth of the Company which has resulted in higher compensation expenses, including increased incentive-based and stock-based compensation. Due to effective management of expenditures, the Company has decreased its ratio of selling and administration expenses as a percentage of net sales over the three-year period.


     Company management has reclassified amortization of goodwill expense from "other expense" to "operating expenses" to conform with internal financial performance measurement. This expense represents amortization of the goodwill portions of the Fibermux, Kentrox and ALS acquisition prices, beginning at their respective acquisition dates.

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

     OTHER INCOME (EXPENSE), NET: The interest income (expense) category reflected net interest income earned on cash balances during 1994 and 1993 and net interest expense during 1992. (See "Liquidity and Capital Resources" below for a discussion of cash levels.)

     INCOME TAXES: See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this report for a reconciliation of the federal statutory tax rate to effective tax rates of 37.0%, 36.4% and 39.5% in 1994, 1993 and 1992, respectively. In addition to the non-deductible goodwill amortization amounts discussed above which impact all three years, the 1994 and 1993 rates reflect a 1% higher federal statutory rate as well as the beneficial impact of tax credits. The 1994 increase in rate also reflects the lower impact of tax credits on higher 1994 pre-tax income.



     Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. SFAS No. 109 was adopted prospectively and the cumulative impact of adoption was not material.

     EXTRAORDINARY ITEM: The extraordinary charge of $1,450,000, net of income taxes, or $.05 per share, recorded in the quarter ended January 31, 1994, represents the charge to clean up and repair the damage from an earthquake at the ADC Fibermux facility in California.

     NET INCOME: As a result of all of the items discussed above, net income for the year ended October 31, 1994 of $39,071,000, or $1.41 per share, represented a 23.5% increase over net income for the year ended October 31, 1993 of $31,636,000, or $1.15 per share. Net income for 1993 represented a 50.5% increase from 1992 net income of $21,026,000, or $.78 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $33,188,000 during 1994 and decreased $4,160,000 and

$9,625,000 during 1993 and 1992, respectively. The 1994 increase primarily reflects increased cash provided from operating activities and the absence of debt repayments, offset by the $7,087,000 first quarter 1994 contingent acquisition payment for ALS. ADC currently has no contingent acquisition purchase price arrangements outstanding. In 1993 and 1992, property and equipment additions and long-term debt repayments, offset by cash generated from operating activities, represented the majority of the decreases. During the three years ended October 31, 1994, 1993 and 1992, property and equipment additions net of retirements totaled $21,788,000, $21,243,000 and $15,780,000, respectively.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, can be repaid any time without penalty and can be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. In May 1991, the Company's acquisition of Fibermux was partially financed by borrowing the total $40 million. The full $40 million was outstanding until April 1992, when the Company began repaying the debt. All debt was repaid by April 1993. At October 31, 1994, the entire $40 million of borrowings under these agreements was available to the Company and its long-term debt to total capitalization ratio was .2%. The long-term debt to total capitalization ratio was .4% at October 31, 1993.

     Management expects that cash generated from operating activities plus borrowings available under revolving credit agreements will be adequate to fund operating requirements and property and equipment expenditures in 1995. However, management recognizes the dynamic nature of the telecommunications industry and the possibility that one or more of the Company's product initiatives may achieve strong market acceptance during the year. In such event, the Company would consider appropriate financing alternatives. Total property and equipment additions for 1995 are expected to be approximately $30 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  STATEMENT OF REGISTRANT

     No separate financial statements of the Company's subsidiaries are included herein because the Company is primarily an operating company and its subsidiaries are wholly-owned.

(B)  Consolidated Statements

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 29

Consolidated Balance Sheets as of October 31, 1994 and 1993. . . . . . . . . 30

Consolidated Statements of Income for the years ended
     October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . 31

Consolidated Statements of Stockholders' Investment
     for the years ended October 31, 1994, 1993 and 1992 . . . . . . . . . . 32

Consolidated Statements of Cash Flows for the years ended
     October 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . 33

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 34

Supplemental Schedules to Consolidated Financial Statements

     Schedules V and VI -- Property and Equipment and
          Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . 41

     Schedule X -- Supplementary Income Statement Information. . . . . . . . 42

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

(C)  SUPPLEMENTAL FINANCIAL INFORMATION -- Unaudited . . . . . . . . . . . . 43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ADC Telecommunications, Inc.:

     We have audited the accompanying consolidated balance sheets of ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES as of October 31, 1994 and 1993, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended October 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADC Telecommunications, Inc. and Subsidiaries as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles.

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




                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
December 16, 1994

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - OCTOBER 31
                                 (IN THOUSANDS)

                                     ASSETS

                                                          1994           1993
                                                       ---------      ---------
CURRENT ASSETS:

    Cash and cash equivalents                          $  49,512      $  16,324
    Accounts receivable, net of reserves of $2,494
      and $2,541                                          75,348         66,830
    Inventories, net of reserves of $5,668
      and $5,048                                          64,203         48,278
    Prepaid income taxes and other                        10,305         11,099
                                                       ---------      ---------
      Total current assets                               199,368        142,531
                                                       ---------      ---------

PROPERTY AND EQUIPMENT:
    Land and buildings                                    31,620         30,794
    Machinery and equipment                              114,337        100,117
    Furniture and fixtures                                16,232         15,617
    Accumulated depreciation and amortization            (96,057)       (83,652)
                                                       ---------      ---------
      Total property and equipment                        66,132         62,876
                                                       ---------      ---------

OTHER ASSETS, principally goodwill                        69,184         74,647
                                                       ---------      ---------
                                                       $ 334,684      $ 280,054
                                                       ---------      ---------
                                                       ---------      ---------

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
    Current maturities of long-term debt               $     400      $     300
    Accounts payable                                      22,132         21,194
    Accrued compensation and benefits                     30,916         20,490
    Accrued income taxes                                   5,804          2,368
    Other accrued liabilities                              8,101         10,549
                                                       ---------      ---------
      Total current liabilities                           67,353         54,901

DEFERRED INCOME TAXES                                      2,163          3,949

LONG-TERM DEBT, less current maturities above                410            810
                                                       ---------      ---------
    Total liabilities                                     69,926         59,660
                                                       ---------      ---------

STOCKHOLDERS' INVESTMENT:


    Common stock (27,888 and 27,697 shares issued
      and outstanding)                                     5,577          5,539
    Paid-in capital                                       34,851         29,465
    Retained earnings                                    225,476        186,405
    Deferred compensation                                 (1,146)        (1,015)
                                                       ---------      ---------
      Total stockholders' investment                     264,758        220,394
                                                       ---------      ---------
                                                       $ 334,684      $ 280,054
                                                       ---------      ---------
                                                       ---------      ---------


   The accompanying notes are an integral part of these consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE YEARS ENDED OCTOBER 31

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               1994        1993         1992
                                             ---------   ---------    ---------
NET SALES                                    $ 448,735   $ 366,118    $ 316,496


COST OF PRODUCT SOLD                           221,448     178,572      155,074
                                             ---------   ---------    ---------
GROSS PROFIT                                   227,287     187,546      161,422
                                             ---------   ---------    ---------
     Gross profit percentage                      50.7%       51.2%        51.0%
                                             ---------   ---------    ---------
EXPENSES:
   Development and product engineering          48,974      40,988       36,063
   Selling and administration                  110,799      93,311       82,966
   Goodwill amortization                         3,135       2,798        2,720
   Personnel reduction                              --          --        3,800
                                             ---------   ---------    ---------
     Total expenses                            162,908     137,097      125,549
                                             ---------   ---------    ---------

OPERATING INCOME                                64,379      50,449       35,873
                                             ---------   ---------    ---------
OTHER INCOME (EXPENSE), NET:
     Interest                                    1,158         183         (942)
     Other                                      (1,216)       (895)        (205)
                                             ---------   ---------    ---------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                       64,321      49,737       34,726

PROVISION FOR INCOME TAXES                      23,800      18,101       13,700
                                             ---------   ---------    ---------

NET INCOME BEFORE
   EXTRAORDINARY ITEM                           40,521      31,636       21,026

EXTRAORDINARY ITEM, NET OF TAXES                (1,450)         --           --
                                             ---------   ---------    ---------

NET INCOME                                   $  39,071   $  31,636    $  21,026
                                             ---------   ---------    ---------
                                             ---------   ---------    ---------
AVERAGE COMMON SHARES
OUTSTANDING                                     27,805      27,499       27,088
                                             ---------   ---------    ---------
                                             ---------   ---------    ---------

EARNINGS PER SHARE
   BEFORE EXTRAORDINARY ITEM                 $    1.46   $    1.15    $    0.78
                                             ---------   ---------    ---------
                                             ---------   ---------    ---------
EARNINGS PER SHARE                           $    1.41   $    1.15    $    0.78
                                             ---------   ---------    ---------
                                             ---------   ---------    ---------


   The accompanying notes are an integral part of these consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                         FOR THE YEARS ENDED OCTOBER 31
                                 (IN THOUSANDS)

                                    Common Stock                               Deferred
                                 ------------------    Paid-in     Retained    Compen-
                                 Shares      Amount    Capital     Earnings    sation
                                 ------      ------    -------     --------    --------
BALANCE
 OCTOBER 31, 1991                 13,429   $   2,686   $  22,285   $ 133,743   $    (340)

Stock issued for employee
 benefit plans                       181          36       3,460          --      (1,484)

Reduction of deferred
 compensation                         --          --          --          --         776

Net income                            --          --          --      21,026          --
                                 -------   ---------   ---------   ---------   ---------
BALANCE
 OCTOBER 31, 1992                 13,610       2,722      25,745     154,769      (1,048)

Stock split effected in the form
 of a stock dividend              13,778       2,756      (2,756)         --          --

Stock issued for employee
 benefit plans                       309          61       6,476          --        (781)

Reduction of deferred
 compensation                         --          --          --          --         814

Net income                            --          --          --      31,636          --
                                 -------   ---------   ---------   ---------   ---------

BALANCE
 OCTOBER 31, 1993                 27,697       5,539      29,465     186,405      (1,015)

Stock issued for employee
 benefit plans                       191          38       5,386          --      (1,262)

Reduction of deferred
 compensation                         --          --          --          --       1,131

Net income                            --          --          --      39,071          --
                                 -------   ---------   ---------   ---------   ---------

BALANCE
 OCTOBER 31, 1994                 27,888   $   5,577   $  34,851   $ 225,476   $  (1,146)
                                 -------   ---------   ---------   ---------   ---------
                                 -------   ---------   ---------   ---------   ---------


   The accompanying notes are an integral part of these consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31


                                 (IN THOUSANDS)


                                                              1994        1993        1992
                                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  39,071   $  31,636   $  21,026
Adjustments to reconcile net income to net cash from
      operating activities -
   Depreciation and amortization                              23,366      20,587      19,878
   Reduction in deferred compensation                          1,131         814         776
   Decrease in deferred income taxes                          (1,786)       (444)       (243)
   Changes in assets and liabilities
      Accounts receivable                                     (8,518)    (19,416)     (6,041)
      Inventories                                            (15,925)     (9,215)      1,364
      Prepaid income taxes and other assets                    1,010      (3,586)       (921)
      Accounts payable                                         8,438       2,967         560
      Accrued liabilities                                     11,414       6,105      (1,644)
                                                           ---------   ---------   ---------
           Total cash from operating activities               58,201      29,448      34,755
                                                           ---------   ---------   ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
   Property and equipment additions, net                     (21,788)    (21,243)    (15,780)
   Acquisition payments                                       (7,087)     (2,199)         --
   Investment in technology                                       --        (763)         --
   Long-term investments                                          --      (1,835)         --
                                                           ---------   ---------   ---------
           Total cash used for investment activities         (28,875)    (26,040)    (15,780)
                                                           ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in long-term debt                                   (300)    (13,324)    (30,612)
   Common stock issued                                         4,162       5,756       2,012
                                                           ---------   ---------   ---------
           Total cash from (used for) financing activities     3,862      (7,568)    (28,600)
                                                           ---------   ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   33,188      (4,160)     (9,625)

CASH AND CASH EQUIVALENTS, beginning of period                16,324      20,484      30,109
                                                           ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                   $  49,512   $  16,324   $  20,484
                                                           ---------   ---------   ---------
                                                           ---------   ---------   ---------

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                           $     574   $     308   $   2,271
   Income taxes paid                                       $  21,802   $  18,206   $  13,361
                                                           ---------   ---------   ---------
                                                           ---------   ---------   ---------


   The accompanying notes are an integral part of these consolidated financial statements.

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

     The Company designs, manufactures and markets a broad range of transmission, and networking systems, and physical connectivity products for broadband telecommunications networks utilizing copper, coax, fiber optic and wireless transmission methods. Revenue is recognized at the time of shipment. Export sales were $67,113,000, $58,919,000, and $49,347,000 in 1994, 1993 and 1992, respectively.

     CASH EQUIVALENTS - Cash equivalents primarily represent short-term investments in commercial paper with maturities of three months or less. These investments are reflected in the accompanying consolidated balance sheets at cost, which approximates market.

     INVENTORIES - Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at October 31 consisted of:

                                                       1994        1993
                                                    ---------   ---------
                                                       (In Thousands)
          Purchased materials and manufactured
            products                                $  57,031   $  42,889
          Work-in-process                               7,172       5,389
                                                    ---------   ---------
                                                    $  64,203   $  48,278
                                                    ---------   ---------
                                                    ---------   ---------

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

     Depreciation charges are computed using the straight-line method for financial reporting purposes and both straight-line and accelerated methods for income tax purposes. For financial reporting purposes, depreciation is provided over the following estimated useful lives:

                                                    Years
                                                    -----
               Buildings and improvements           5-30
               Machinery and equipment              3-10
               Furniture and fixtures               3-10

     GOODWILL AND OTHER INTANGIBLES - The excess of the cost over the net assets of acquired businesses (goodwill of $77,000,000 at October 31, 1994 and 1993) is being amortized on a straight-line basis over 25 years. Related accumulated amortization at October 31, 1994 and 1993 was $11,788,000 and $8,653,000, respectively. Other intangibles are being amortized on a straight-line basis over 5 years.

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

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     EARNINGS PER SHARE - Earnings per share is computed using the weighted average number of common shares outstanding during the year, after consideration of the dilutive effect of stock options and restricted stock awards.


     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current year financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' investment.

(2)  EXTRAORDINARY ITEM:

     The building that serves as headquarters for Fibermux Corporation (Fibermux), a wholly-owned subsidiary of the Company, suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The facility sustained damages of $2,300,000 (net of the related $850,000 tax benefit). All operations resumed by February 8, 1994.

(3)  ACQUISITIONS:

     Effective May 6, 1991, the Company acquired Fibermux. During the third quarter of 1990, the Company acquired technology and other assets of TELINQ Systems Incorporated and the stock of American Lightwave Systems, Inc.
     (ALS). Payments related to these acquisitions through October 31, 1994 totalled $74,050,000.

     These acquisitions have been accounted for as purchases. Accordingly, the total purchase prices were allocated to the net assets acquired based on estimated fair values at the dates of the acquisitions. The excess of cost over the net assets acquired has been recorded as goodwill. The results of operations have been included in the Consolidated Statements of Income from the respective acquisition dates. The inclusion of financial data for these acquisitions prior to the dates of acquisition would not have materially affected reported results.

(4)  DEBT:

     The Company has revolving credit agreements which permit borrowing up to $40,000,000 on an unsecured basis, principally at prevailing market rates of interest. The agreements require, among other matters, that the Company meet certain defined net worth, interest coverage and liability to equity ratios, and restrict cash dividends. The Company was in compliance with these covenants at October 31, 1994. The Company pays commitment fees based upon the average unused amounts of the commitments. There are no compensating balance requirements.

     In May 1991, the Company borrowed $40,000,000 under the revolving credit agreements to partially finance the acquisition of Fibermux. The debt outstanding under such agreements was repaid during 1993 and 1992. There was no outstanding debt under these agreements during 1994. The weighted average annual interest rates during the period borrowings were outstanding were 4.9%, and 5.3% for 1993 and 1992, respectively.

     At October 31, 1994 and 1993, the Company had a mortgage note payable of $810,000 and $1,100,000 respectively, collateralized by certain land, buildings and equipment. The note is payable in annual installments of approximately $400,000 through 1996 and bears interest at a rate of 7.55%.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5)  EMPLOYEE BENEFIT PLANS:

     PENSION PLAN - The Company maintains a defined benefit plan covering a majority of its employees. The Company funds the plan in accordance with the requirements of Federal laws and regulations. Plan assets consist of fixed income securities and a managed portfolio of equity securities.

     Pension expense included the following components:

                                               1994         1993         1992
                                             -------      -------      -------
                                                       (In Thousands)
          Service cost for benefits
            earned during the period         $ 1,804      $ 1,828      $ 1,412
          Interest cost on the projected
            benefit obligation                 1,522        1,348        1,207
          Return on assets                      (633)      (2,137)      (1,216)
          Net amortization and deferral         (700)         984          266
                                             -------      -------      -------
                                             $ 1,993    $   2,023    $   1,669
                                             -------      -------      -------
                                             -------      -------      -------
          Discount rate used to determine
            actuarial present value of
            benefits at October 31               7.5%         7.0%         7.0%
                                             -------      -------      -------
                                             -------      -------      -------

     The rate of compensation used to measure the projected benefit obligation was 5% in 1994, 5% in 1993 and 6% in 1992. The expected long-term rate of return on plan assets was 9%.

     The following table sets forth the funded status of the plan as of October 31:

                                                       1994        1993
                                                    ---------    ---------
                                                        (In Thousands)
          Accumulated benefit obligation:
               Vested                               $ (17,857)   $ (16,282)
               Nonvested                               (1,405)      (1,248)
                                                    ---------    ---------
                   Total                              (19,262)     (17,530)

          Excess of projected benefit
            obligation over accumulated
            benefit obligation                         (3,164)      (4,216)
                                                    ---------    ---------

          Projected benefit obligation                (22,426)     (21,746)
          Market value of plan assets                  17,589       16,990
                                                    ---------    ---------

          Unfunded projected benefit obligation        (4,837)      (4,756)
          Unrecognized net (gain) loss                 (1,922)        (872)
          Unrecognized prior service cost               1,967        2,092
          Unrecognized transition liability               922          993
                                                    ---------    ---------

               Total accrued pension liability      $  (3,870)   $  (2,543)
                                                    ---------    ---------
                                                    ---------    ---------

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(5)  EMPLOYEE BENEFIT PLANS (CONTINUED):

     The Company also maintains supplemental defined benefit retirement plans for members of the Board of Directors and for certain officers. The cost of these plans was $352,000, $210,000 and $257,000 for 1994, 1993 and
     1992, respectively.

     RETIREMENT SAVINGS PLAN - The Company has a voluntary plan of investment available to any employee who has completed one year of service. The Company contributes 1% of wages to the Retirement Savings Plan on behalf of all employees covered under the plan. Based on Company performance, salary deferrals up to 6% of wages are partially matched by the Company.
     Employees are fully vested in salary deferrals and Company contributions at all times. The contributions to this plan totalled $6,778,000, $3,210,000, and $2,639,000 in 1994, 1993 and 1992, respectively. A portion of the cash contributions is invested in the Company's stock by the Plan's trustee.

     STOCK AWARD PLANS - The Company maintains a Stock Incentive Plan which provides for the granting of certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company.

     The Company also maintains a Non-Employee Director Stock Option Plan in order to enhance the ability to attract and retain the services of experienced and knowledgeable outside directors. The plan provides for granting a maximum of 110,000 nonqualified stock options at fair market value.

     The Company issued shares of common stock to certain employees which are restricted as to their transferability through October 31, 1996. The market value of such stock at the date of issuance is being amortized over the restricted period. The unamortized amount of the resulting deferred compensation is recorded as a reduction of stockholders' investment. In addition, the Company awarded stock retention bonuses which provide for cash payments to offset the personal income taxes incurred upon the lapsing of stock restriction. The compensation expense associated with this plan was $3,213,000, $1,938,000, and $1,008,000 in 1994, 1993 and 1992,
     respectively.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(5)  EMPLOYEE BENEFIT PLANS(CONTINUED):

     The following schedule summarizes activity in the plans:

                                            Stock      Restricted    Grant
                                           Options       Stock       Price
                                          ---------    ----------   --------
     Outstanding at October 31, 1992      1,402,840      124,468      $7-$18

          Granted                            93,200       28,300     $20-$42
          Exercised                        (474,737)          --      $7-$18
          Restrictions lapsed                    --      (23,000)    $10-$18
          Cancelled                         (78,933)     (19,210)    $13-$26
                                          ---------      -------
     Outstanding at October 31, 1993        942,370      110,558      $7-$42

          Granted                           224,135       34,115     $32-$44
          Exercised                        (162,199)          --      $7-$23
          Restrictions lapsed                    --      (86,158)    $13-$30
          Cancelled                         (17,903)      (8,110)    $13-$39
                                          ---------      -------

     Outstanding at October 31, 1994        986,403       50,405      $7-$44
                                          ---------      -------
                                          ---------      -------

     Exercisable at October 31, 1994        783,393           --      $7-$42
                                          ---------      -------    --------
                                          ---------      -------    --------



(6)  CAPITAL STOCK:

     AUTHORIZED STOCK - The Company is authorized to issue 100,000,000 shares of common stock at 20 cents par value and 10,000,000 shares of preferred stock, no par value. The Board of Directors has the power to determine the dividend, voting, conversion and redemption rights of each series of preferred stock which they may create. There are no preferred shares issued.

     STOCK SPLIT - On May 26, 1993, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid June 28, 1993 to shareholders of record as of June 15, 1993. The share and per share information in the accompanying financial statements have been adjusted to reflect the effect of the dividend.

     SHAREHOLDER RIGHTS PLAN - The Company has a Shareholder Rights Plan which provides that if any person or group acquires 20% or more of the Company's common stock, each Right not owned by such person or group will entitle its holder to purchase, at the Right's then-current purchase price ($16 2/3 at October 31, 1994), common stock of the Company having a value of twice the Right's purchase price. The Rights would not be triggered, however, if the acquisition of 20% or more of the Company's common stock is pursuant to a tender offer or exchange for all outstanding shares of the Company's common stock which is determined by the Board of Directors to be fair and in the best interests of the Company and its shareholders. If the Board of Directors determines that a 10% shareholder's interest is likely to have an adverse effect on the long-term interests of the Company and its shareholders, the Rights may also become exercisable. The Rights are redeemable at 1 2/3 cents any time prior to the time they become exercisable. The Rights will expire on October 6, 1996 if not previously redeemed or exercised.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  INCOME TAXES:

     Effective November 1, 1993, the Company adopted Statement of Financial
     Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."   SFAS
     No. 109 requires the recognition of deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. SFAS No. 109 was adopted prospectively and the cumulative impact of adoption was not material.

     The components of the provision for income taxes are as follows:

                                            1994        1993        1992
                                        ---------    --------    --------
                                                  (In Thousands)
          Current taxes payable -

               Federal                   $ 21,357    $ 17,820    $ 12,071
               Foreign                        330         426         567
               State                        3,211       2,859       1,629
                                         --------    --------    --------
                                           24,898      21,105      14,267

          Deferred                         (1,098)     (3,004)       (567)
                                         --------    --------    --------
               Total provision           $ 23,800    $ 18,101    $ 13,700
                                         --------    --------    --------
                                         --------    --------    --------


     The Company records a reduction in income taxes payable for qualifying tax credits in the year in which they occur.

     The benefit for deferred taxes is primarily due to timing differences in the tax deductibility of employee benefit plan costs, depreciation and certain accrued expenses and reserves which are not yet deductible for income tax purposes.

     The effective income tax rate differs from the Federal statutory rate as follows:

                                               1994        1993        1992
                                               ----        ----        ----
          Federal statutory rate                35%         35%         34%

          Current year tax credits utilized
            for research and development        (2)         (2)         (3)

          Goodwill                               2           2           3

          State income taxes, net                3           3           3

          Other, net                            (1)         (2)          2
                                               ----        ----        ----
               Effective income tax rate        37%         36%         39%
                                               ----        ----        ----
                                               ----        ----        ----


     Deferred tax assets and liabilities as of October 31, 1994 are comprised of the following:

     Current deferred tax assets:
          Asset valuation reserves                               $  3,059
          Accrued liabilities                                       4,339
          Other                                                       326
                                                                 --------
                Total                                            $  7,724
                                                                 --------
                                                                 --------

     Non-current deferred tax assets (liabilities):
          Depreciation                                           $ (2,536)
          Other                                                       373
                                                                 --------
                Total                                            $ (2,163)
                                                                 --------
                                                                 --------

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(7)  INCOME TAXES (CONTINUED):

     The Company's United States income tax returns for the years 1990 and 1991 are currently under examination. Management believes that adequate provision for income taxes has been made for all years through 1994.

(8)  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASES - A portion of the Company's operations are conducted using leased equipment and facilities. These leases are non-cancellable and renewable with expiration dates ranging through the year 2004. The rental expense included in the accompanying consolidated income statements was $5,411,000, $5,347,000, and $5,324,000 for 1994, 1993 and 1992,
     respectively.

     The following is a schedule of future minimum rental payments required under all non-cancellable operating leases as of October 31, 1994:


                                            (In Thousands)
                                            --------------
                   1995                        $  5,078
                   1996                           3,711
                   1997                           2,281
                   1998                           1,753
                   1999 and Thereafter            3,274
                                               --------
                                               $ 16,097
                                               --------
                                               --------


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

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

    SCHEDULES V AND VI - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION:

Transactions in property and equipment and accumulated depreciation accounts for the years ended October 31, 1994, 1993, and 1992 were as follows:


                                               Machinery     Furniture
                                 Land and      and           and
                                 Buildings     Equipment     Fixtures       Total
                                 ---------     ---------     ---------      -----
                                                    (In Thousands)
PROPERTY AND EQUIPMENT

Balance at October 31, 1991      $  24,702     $  78,716     $  13,361     $ 116,779

Additions                            4,320        10,844         1,427        16,591 *
Retirements                           (100)       (5,098)         (731)       (5,929)
                                 ---------     ---------     ---------     ---------
Balance at October 31, 1992         28,922        84,462        14,057       127,441

Additions                            2,073        17,803         1,670        21,546
Retirements                           (201)       (2,148)         (110)       (2,459)
                                 ---------     ---------     ---------     ---------

Balance at October 31, 1993         30,794       100,117        15,617       146,528


Additions                            1,462        21,053           860        23,375
Retirements                           (636)       (6,833)         (245)       (7,714)
                                 ---------     ---------     ---------     ---------

Balance at October 31, 1994    $    31,620     $ 114,337     $  16,232     $ 162,189
                                 ---------     ---------     ---------     ---------
                                 ---------     ---------     ---------     ---------

ACCUMULATED DEPRECIATION

Balance at October 31, 1991    $     8,271     $  43,691     $   7,009     $  58,971

Provisions                           1,699        12,439         1,505        15,643
Retirements                             (3)       (4,403)         (712)       (5,118)
                                 ---------     ---------     ---------     ---------

Balance at October 31, 1992          9,967        51,727         7,802        69,496

Provisions                           1,852        13,026         1,435        16,313
Retirements                           (201)       (1,859)          (97)       (2,157)
                                 ---------     ---------     ---------     ---------

Balance at October 31, 1993         11,618        62,894         9,140        83,652

Provisions                           2,025        14,825         1,673        18,523
Retirements                            (24)       (5,899)         (195)       (6,118)
                                 ---------     ---------     ---------     ---------

Balance at October 31, 1994    $    13,619     $  71,820     $  10,618     $  96,057
                                 ---------     ---------     ---------     ---------
                                 ---------     ---------     ---------     ---------


* Includes $2,311,000 acquired in connection with the purchase of Fibermux in 1991 (see note 2 to the consolidated financial statements).

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           SUPPLEMENTAL SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     The following amounts were charged to cost of products sold and operating expenses as follows:


                                           1994          1993          1992
                                         ---------     ---------     ---------
                                                  (In Thousands)
       Advertising                       $   5,258     $   4,284     $   3,836
                                         ---------     ---------     ---------
                                         ---------     ---------     ---------


     The amounts of royalties, taxes other than payroll and income taxes, and repairs and maintenance are not material in the aggregate.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  SUPPLEMENTAL FINANCIAL INFORMATION -UNAUDITED
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                          1994
                             --------------------------------------------------------------
                              FIRST        SECOND         THIRD        FOURTH
                             QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                             -------       -------       -------       -------        -----
Net Sales                   $  91,176     $ 113,573     $ 115,688     $ 128,298     $ 448,735
                            ---------     ---------     ---------     ---------     ---------
Gross Profit                   45,929        57,413        58,342        65,603       227,287
                            ---------     ---------     ---------     ---------     ---------
Income Before Income
 Taxes and Extraordinary
 Item                          10,626        16,008        17,456        20,231        64,321
Provision
 for Income Taxes               3,931         5,923         6,459         7,487        23,800
                            ---------     ---------     ---------     ---------     ---------
Net Income Before
 Extraordinary Item         $   6,695     $  10,085     $  10,997     $  12,744     $  40,521
Extraordinary Item, Net        (1,450)           --            --            --        (1,450)
                            ---------     ---------     ---------     ---------     ---------
Net Income                  $   5,245     $  10,085     $  10,997     $  12,744     $  39,071
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------
Average Common
 Shares Outstanding            27,735        27,784        27,829        27,870        27,805
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------

Earnings Per Share
 Before Extr. Item          $    0.24     $    0.36     $    0.40     $    0.46     $    1.46
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------
Earnings Per Share          $    0.19     $    0.36     $    0.40     $    0.46     $    1.41
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------


                                                          1993
                             --------------------------------------------------------------
                              FIRST        SECOND         THIRD        FOURTH
                             QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                             -------       -------       -------       -------        -----
Net Sales                   $  78,648     $  88,999     $  93,346     $ 105,125     $ 366,118
                            ---------     ---------     ---------     ---------     ---------
Gross Profit                   40,138        45,291        48,638        53,479       187,546
                            ---------     ---------     ---------     ---------     ---------
Income
 Before Income Taxes            8,350        11,212        14,345        15,830        49,737
Provision
 for Income Taxes               3,090         4,148         5,164         5,699        18,101
                            ---------     ---------     ---------     ---------     ---------
Net Income                  $   5,260     $   7,064     $   9,181     $  10,131     $  31,636
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------
Average Common
 Shares Outstanding            27,324        27,484        27,544        27,641        27,499
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------

Earnings Per Share          $    0.19     $    0.26     $    0.33     $    0.37     $    1.15
                            ---------     ---------     ---------     ---------     ---------
                            ---------     ---------     ---------     ---------     ---------



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          See Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the information contained under the captions "Election of Directors" and "Section 16(a) Reporting" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1995, which information is incorporated herein.


ITEM 11.  EXECUTIVE COMPENSATION
          Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated herein) in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1995, which information is incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 28, 1995, which information is incorporated herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

          Report of Independent Public Accountants.
          Consolidated Balance Sheets as of October 31, 1994 and 1993. Consolidated Statements of Income for the years ended October 31, 1994, 1993 and 1992.
          Consolidated Statements of Changes in Stockholders' Investment for the years ended October 31, 1994, 1993 and 1992.
          Consolidated Statements of Cash Flows for the years ended October 31, 1994, 1993 and 1992.
          Notes to Consolidated Financial Statements.
          Supplemental Financial Information (Unaudited).

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

     3.   LISTING OF EXHIBITS

Exhibit
Number    Description
- -------   -----------

  3-a Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan.)

  3-b Composite Restated Bylaws of ADC Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)


  4-a     Specimen certificate for shares of Common Stock of ADC
          Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1989.)

  4-b Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Exhibit Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan.)

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

  10-d* Management Incentive Plan for the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-f to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-e* FITL Management Incentive Plan for the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-g to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-f* International Management Incentive Plan for the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

Exhibit
Number    Description
- -------   -----------

  10-g* Transmission Market Development Management Incentive Plan for the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-i to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-h* Vice President of Sales and Customer Service Management Incentive Plan for the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-j to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-i*   Fibermux Management Incentive Plan for the fiscal year ended
          October 31, 1993. (Incorporated by reference to Exhibit 10-k to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)


  10-j*   Kentrox Management Incentive Plan for the fiscal year ended
          October 31, 1993. (Incorporated by reference to Exhibit 10-l to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-k* Access Platform System Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended
          July 31, 1994.)

  10-l* ALS Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-m* Business Development Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended
          July 31, 1994.)

  10-n* Cable Management Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-d to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-o*   Corporate Management Incentive Plan for the fiscal year ended
          October 31, 1994. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-p*   Fibermux Management Incentive Plan for the fiscal year ended
          October 31, 1994. (Incorporated by reference to Exhibit 10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-q* International Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-r*   Kentrox Management Incentive Plan for the fiscal year ended
          October 31, 1994. (Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-s* Vice President of Sales and Customer Service Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

Exhibit
Number    Description
- -------   -----------

  10-t* Senior Vice President Transmission Group Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-u* Transmission Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-v* Transmission Product and Marketing Management Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-l to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-w* Transmission Product and Marketing Management (International) Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-x*   Agreement, dated as of November 1, 1991, between ADC
          Telecommunications, Inc. and Charles M. Denny, Jr., related to retirement and consulting arrangements. (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

  10-y* Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan. (Incorporated by reference to
          Exhibit 10-ee to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-z* ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to
          Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

  10-aa* Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

  10-bb* First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

  10-cc* ADC Telecommunications, Inc. Directors' Supplemental Retirement Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-dd* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 19-b of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1991.)

  10-ee* ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978. (Incorporated by reference to Exhibit 10-n to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

Exhibit
Number    Description
- -------   -----------

  10-ff* ADC Telecommunications, Inc. Excess Benefits Plan, dated as of January 1, 1985. (Incorporated by reference to Exhibit 10-o to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-gg* ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990. (Incorporated by reference to Exhibit 10-p to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-hh Lease, dated February 25, 1991, between American Lightwave Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to
          Exhibit 10-t to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

  10-ii Lease, dated March 1, 1986, between ADC Telecommunications, Inc. and Metro International Ltd. as amended. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)


  10-jj Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-kk Lease Agreement, dated August 21, 1990, between Minnetonka Corporate Center I Limited Partnership and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-ll Sublease Agreement, dated October 31, 1990, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)



  10-mm Renewal of Lease, dated July 9, 1990, between ADC Telecommunications, Inc. and Metro International General Partner Canada, Inc. (Incorporated by reference to Exhibit 10-z to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-nn Lease, dated September 30, 1993, between American Lightwave Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to
          Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-oo Lease, dated August 2, 1993, between ADC Telecommunications, Inc. and Engelsma Limited Partnership. (Incorporated by reference to
          Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-pp Lease, dated December 18, 1992, between Fibermux Corporation and Greenville Dallas Delaware, Inc. (Incorporated by reference to
          Exhibit 10-dd to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  21-a    Subsidiaries of the Company.

Exhibit
Number    Description
- -------   -----------

  23-a Consent of Independent Public Accountants to incorporation by reference of financial material included in this report into Company's Registration Statement on Form S-8 (File No. 2-83584), Registration Statement on Form S-8 (File No. 33-22654), Registration Statement on Form S-8 (File No. 33-40356), Registration Statement on Form S-8 (File No. 33-40357), Registration Statement on Form S-8 (File No. 33-52635) and Registration Statement on Form S-8 (File No. 33-52637).

  24-a    Powers of attorney.

  27-a    Financial Data Schedule.

     There have been excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1994.

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

                                   ADC TELECOMMUNICATIONS, INC.

Dated:  December 22, 1994         By:  /s/ Robert E. Switz
                                        -----------------------
                                        Robert E. Switz
                                        Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


William J. Cadogan*           Chairman of the Board,
                              President, Chief Executive Officer,
                              Chief Operating Officer and Director
                              (principal executive officer)

By:  /s/ Robert E. Switz      Vice President, Chief Financial Officer
     -------------------      (principal financial officer and principal
     Robert E. Switz           accounting officer)


Dated:  December 22, 1994


James C. Castle*         Director
Thomas E. Holloran*      Director
B. Kristine Johnson*     Director
Charles W. Oswald*       Director
Alan E. Ross*            Director
Jean-Pierre Rosso*       Director
Donald M. Sullivan*      Director
Warde F. Wheaton*        Director
John D. Wunsch*          Director




* By Power of Attorney filed with this report as Exhibit 24-a hereto.

                          ADC TELECOMMUNICATIONS, INC.
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1994


                                  EXHIBIT INDEX

Exhibit
Number    Description                                                       Page
- -------   -----------                                                       ----

3-a       Restated Articles of Incorporation of ADC Telecommunications,      N/A
          Inc., as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock
          Purchase Plan.)

3-b       Composite Restated Bylaws of ADC Telecommunications, Inc., as      N/A
          amended to date (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1989.)

4-a       Specimen certificate for shares of Common Stock of ADC             N/A
          Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1989.)

4-b       Restated Articles of Incorporation of ADC Telecommunications,      N/A
          Inc., as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock
          Purchase Plan.)

4-c       Composite Restated Bylaws of ADC Telecommunications, Inc., as      N/A
          amended to date (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1989.)


4-d       Amended and Restated Rights Agreement, amended and restated as     N/A
          of August 16, 1989, between ADC Telecommunications, Inc. and
          Norwest Bank Minnesota, N.A., as Rights Agent. (Incorporated by reference to Exhibit 1 to Amendment No. 1 on Form 8 dated
          August 16, 1989, to the Company's Registration Statement on
          Form 8-A dated September 23, 1986.)

10-a      Stock Option and Restricted Stock Plan, restated as of             N/A
          January 26, 1988. (Incorporated by reference to Exhibit 19-a to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988.)

10-b      Amendment to Stock Option and Restricted Stock Plan dated as of    N/A
          September 26, 1989. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-c      The ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as     N/A
          amended. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended
          January 31, 1993.)

Exhibit
Number    Description                                                       Page
- -------   -----------                                                       ----

10-d      Management Incentive Plan for the fiscal year ended October 31,    N/A
          1993. (Incorporated by reference to Exhibit 10-f to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1993.)

10-e      FITL Management Incentive Plan for the fiscal year ended           N/A
          October 31, 1993. (Incorporated by reference to Exhibit 10-g to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-f      International Management Incentive Plan for the fiscal year        N/A
          ended October 31, 1993. (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-g      Transmission Market Development Management Incentive Plan for      N/A
          the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-i to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-h      Vice President of Sales and Customer Service Management            N/A
          Incentive Plan for the fiscal year ended October 31, 1993. (Incorporated by reference to Exhibit 10-j to the Company's
          Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-i      Fibermux Management Incentive Plan for the fiscal year ended       N/A
          October 31, 1993. (Incorporated by reference to Exhibit 10-k to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-j      Kentrox Management Incentive Plan for the fiscal year ended        N/A
          October 31, 1993. (Incorporated by reference to Exhibit 10-l to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-k      Access Platform System Management Incentive Plan for the fiscal    N/A
          year ended October 31, 1994. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-l      ALS Management Incentive Plan for the fiscal year ended            N/A
          October 31, 1994. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-m      Business Development Management Incentive Plan for the fiscal      N/A
          year ended October 31, 1994. (Incorporated by reference to Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-n      Cable Management Management Incentive Plan for the fiscal year     N/A
          ended October 31, 1994. (Incorporated by reference to Exhibit 10-d to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-o      Corporate Management Incentive Plan for the fiscal year ended      N/A
          October 31, 1994. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

Exhibit
Number    Description                                                       Page
- -------   -----------                                                       ----

10-p      Fibermux Management Incentive Plan for the fiscal year ended       N/A
          October 31, 1994. (Incorporated by reference to Exhibit 10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-q      International Management Incentive Plan for the fiscal year        N/A
          ended October 31, 1994. (Incorporated by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-r      Kentrox Management Incentive Plan for the fiscal year ended        N/A
          October 31, 1994. (Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-s      Vice President of Sales and Customer Service Management            N/A
          Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-i to the Company's
          Quarterly Report on Form 10-Q for the quarter ended July 31,
          1994.)

10-t      Senior Vice President Transmission Group Management Incentive      N/A
          Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-u      Transmission Management Incentive Plan for the fiscal year ended   N/A
          October 31, 1994. (Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-v      Transmission Product and Marketing Management Management           N/A
          Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-l to the Company's
          Quarterly Report on Form 10-Q for the quarter ended July 31,
          1994.)

10-w      Transmission Product and Marketing Management (International)      N/A
          Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended
          July 31, 1994.)

10-x      Agreement, dated as of November 1, 1991, between ADC               N/A
          Telecommunications, Inc. and Charles M. Denny, Jr., related to retirement and consulting arrangements. (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

10-y      Supplemental Executive Retirement Plan Agreement for William       N/A
          J. Cadogan, dated as of November 1, 1990, between ADC
          Telecommunications, Inc. and William J. Cadogan. (Incorporated by reference to Exhibit 10-ee to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993).

10-z      ADC Telecommunications, Inc. Change in Control Severance Pay       N/A
          Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

Exhibit
Number    Description                                                       Page
- -------   -----------                                                       ----

10-aa     Compensation Plan for Directors of ADC Telecommunications, Inc.,   N/A
          restated as of December 31, 1988. (Incorporated by reference to Exhibit 19-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

10-bb     First Amendment of the Compensation Plan for Directors of ADC      N/A
          Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's
          Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-cc     ADC Telecommunications, Inc. Directors' Supplemental Retirement    N/A
          Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10-dd     ADC Telecommunications, Inc. Nonemployee Director Stock Option     N/A
          Plan. (Incorporated by reference to Exhibit 19-b of the Company's Quarterly Report on Form 10-Q for the quarter ended
          April 30, 1991).

10-ee     ADC Telecommunications, Inc. Deferred Compensation Plan, dated     N/A
          as of November 1, 1978. (Incorporated by reference to Exhibit 10-n to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-ff     ADC Telecommunications, Inc. Excess Benefits Plan, dated as of     N/A
          January 1, 1985. (Incorporated by reference to Exhibit 10-o to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10-gg     ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of       N/A
          September 1, 1990. (Incorporated by reference to Exhibit 10-p to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10-hh     Lease, dated February 25, 1991, between American Lightwave         N/A
          Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-t to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991).

10-ii     Lease, dated March 1, 1986, between ADC Telecommunications, Inc.   N/A
          and Metro International Ltd. as amended. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991).

10-jj     Lease Agreement, dated October 26, 1990, between Lutheran          N/A
          Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10-kk     Lease Agreement, dated August 21, 1990, between Minnetonka         N/A
          Corporate Center I Limited Partnership and ADC
          Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

Exhibit
Number    Description                                                       Page
- -------   -----------                                                       ----

10-ll     Sublease Agreement, dated October 31, 1990, between Seagate        N/A
          Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10-mm     Renewal of Lease, dated July 9, 1990, between ADC                  N/A
          Telecommunications, Inc. and Metro International General Partner Canada, Inc. (Incorporated by reference to Exhibit 10-z to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1990).

10-nn     Lease, dated September 30, 1993, between American Lightwave        N/A
          Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993).

10-oo     Lease, dated August 2, 1993, between ADC Telecommunications,       N/A
          Inc. and Engelsma Limited Partnership. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993).

10-pp     Lease, dated December 18, 1992, between Fibermux Corporation       N/A
          and Greenville Dallas Delaware, Inc. (Incorporated by reference to Exhibit 10-dd to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993).

21-a      Subsidiaries of the Company.                                       xx

23-a      Consent of Independent Public Accountants to incorporation by      xx
          reference of financial material included in this report into Company's Registration Statement on Form S-8 (File No. 2-83584), Registration Statement on Form S-8 (File No. 33-22654),
          Registration Statement on Form S-8 (File No. 33-40356),
          Registration Statement on Form S-8 (File No. 33-40357),
          Registration Statement on Form S-8 (File No. 33-52635) and Registration Statement on Form S-8 (File No. 33-52637).


24-a      Powers of attorney.                                                xx

27-a      Financial Data Schedule                                            xx