Form 10-Q
period 1995-01-31
ADC TELECOMMUNICATIONS INC
filed 1995-03-17
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-Q

(Mark One)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1995

                                       OR
/ /            TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACTO OF 1934

                    For the transition period from N/A to N/A



                          Commission file number 0-1424


                          ADC Telecommunications, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                    41-0743912
- --------------------------------             -----------------------------------
(state or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4900 West 78th Street, Minneapolis, MN  55435
                  ---------------------------------------------
               (Address of principal executive offices) (zip code)

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


Common stock, $.20 par value:  56,104,768 shares as of March 14, 1995

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)


                                     ASSETS



                                                  JANUARY 31,       OCTOBER 31,
                                                    1995              1994
                                                  -----------       -----------

CURRENT ASSETS:
      Cash and cash equivalents                    $  51,379         $  49,512
      Accounts receivable                             74,264            75,348
      Inventories                                     71,622            64,203
      Prepaid income taxes and other assets            9,918            10,305
                                                   ---------         ---------
        Total current assets                         207,183           199,368

PROPERTY AND EQUIPMENT, net                           66,485            66,132

OTHER ASSETS, principally goodwill                    68,107            69,184
                                                   ---------         ---------


                                                   $ 341,775         $ 334,684
                                                   ---------         ---------
                                                   ---------         ---------




                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES:
      Current maturities of long-term debt         $     400         $     400
      Accounts payable                                20,794            22,132
      Accrued liabilities                             42,781            44,821
                                                   ---------         ---------
        Total current liabilities                     63,975            67,353

DEFERRED INCOME TAXES                                  2,069             2,163


LONG-TERM DEBT, less current maturities above            410               410
                                                   ---------         ---------
        Total liabilities                             66,454            69,926

STOCKHOLDERS' INVESTMENT
      (55,978 and 27,774 shares outstanding)         275,321           264,758
                                                   ---------         ---------

                                                   $ 341,775         $ 334,684
                                                   ---------         ---------
                                                   ---------         ---------



           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                      FOR THE THREE MONTHS ENDED JANUARY 31

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                     1995          1994
                                                  ---------     ---------

NET SALES                                         $ 121,774     $  91,176

COST OF PRODUCT SOLD                                 62,402        45,247
                                                  ---------     ---------

GROSS PROFIT                                         59,372        45,929
                                                  ---------     ---------


    Gross profit percentage                            48.8%         50.4%
                                                  ---------     ---------

EXPENSES:
   Development and product engineering               13,209        11,003
   Selling and administration                        29,763        23,879
   Goodwill amortization                                784           784
                                                  ---------     ---------
      Total expenses                                 43,756        35,666
                                                  ---------     ---------

OPERATING INCOME                                     15,616        10,263

OTHER INCOME(EXPENSE), NET:
   Interest                                             656           133
   Other                                                 80           230
                                                  ---------     ---------


INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM                              16,352        10,626

PROVISION FOR INCOME TAXES                            5,886         3,931
                                                  ---------     ---------


NET INCOME BEFORE EXTRAORDINARY ITEM                 10,466         6,695

EXTRAORDINARY ITEM, NET OF TAXES                       --          (1,450)
                                                  ---------     ---------

NET INCOME                                        $  10,466     $   5,245
                                                  ---------     ---------
                                                  ---------     ---------

AVERAGE COMMON SHARES OUTSTANDING                    55,849        55,470
                                                  ---------     ---------
                                                  ---------     ---------


EARNINGS PER SHARE BEFORE
 EXTRAORDINARY ITEM                               $    0.19     $    0.12
                                                  ---------     ---------
                                                  ---------     ---------

EARNINGS PER SHARE                                $    0.19     $    0.09
                                                  ---------     ---------
                                                  ---------     ---------

ORDERS                                            $ 124,680     $  97,206
                                                  ---------     ---------
                                                  ---------     ---------



           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                      FOR THE THREE MONTHS ENDED JANUARY 31

                                 (IN THOUSANDS)



                                                                  1995             1994
                                                                --------        ---------

  OPERATING ACTIVITIES:
     Net income                                                 $ 10,466        $   5,245
     Adjustments to reconcile net income to net cash from
             operating activities -
        Depreciation and amortization                              5,980            5,619
        Reduction in deferred compensation                           107              288
        Decrease in deferred income taxes                            (94)          (1,218)
        Other                                                         67             --
        Changes in assets and liabilities
             Accounts receivable                                     982           10,641
             Inventories                                          (7,617)          (4,564)
             Prepaid income taxes and other assets                   433            1,222
             Accounts payable                                     (1,354)            (117)
             Accrued liabilities                                  (2,947)           3,135
                                                                --------        ---------
                  Total cash from operating activities             6,023           20,251
                                                                --------        ---------

  INVESTMENT ACTIVITIES:
     Acquisition payments                                            --            (7,087)
     Property and equipment additions, net                        (5,302)          (3,174)
                                                                --------        ---------
                  Total cash used for investment activities       (5,302)         (10,261)
                                                                --------        ---------

  FINANCING ACTIVITIES:
     Common stock issued                                           1,143              559
                                                                --------        ---------
                  Total cash from financing activities             1,143              559
                                                                --------        ---------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                              3             --
                                                                --------        ---------

  INCREASE IN CASH AND CASH EQUIVALENTS                            1,867           10,549

  CASH AND CASH EQUIVALENTS, beginning of period                  49,512           16,324
                                                                --------        ---------

  CASH AND CASH EQUIVALENTS, end of period                      $ 51,379        $  26,873
                                                                --------        ---------
                                                                --------        ---------



           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               1ST           4TH           3RD           2ND
                                             QUARTER       QUARTER       QUARTER       QUARTER
                                               1995          1994          1994          1994
                                            ---------     ---------     ---------     ---------

  NET SALES                                 $ 121,774     $ 128,298     $ 115,688     $ 113,573

  COST OF PRODUCT SOLD                         62,402        62,695        57,346        56,160
                                            ---------     ---------     ---------     ---------

  GROSS PROFIT                                 59,372        65,603        58,342        57,413
                                            ---------     ---------     ---------     ---------
       Gross profit percentage                   48.8%         51.1%         50.4%         50.6%
                                            ---------     ---------     ---------     ---------
  EXPENSES:
     Development and product engineering       13,209        13,200        12,515        12,247
     Selling and administration                29,763        31,607        27,434        27,888
     Goodwill amortization                        784           784           784           783
                                            ---------     ---------     ---------     ---------
       Total expenses                          43,756        45,591        40,733        40,918
                                            ---------     ---------     ---------     ---------

  OPERATING INCOME                             15,616        20,012        17,609        16,495

  OTHER INCOME(EXPENSE), NET:
       Interest                                   656           543           318           164
       Other                                       80          (324)         (471)         (651)
                                            ---------     ---------     ---------     ---------

  INCOME BEFORE INCOME TAXES                   16,352        20,231        17,456        16,008

  PROVISION FOR INCOME TAXES                    5,886         7,487         6,459         5,923
                                            ---------     ---------     ---------     ---------

  NET INCOME                                $  10,466     $  12,744     $  10,997     $  10,085
                                            ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------

  AVERAGE COMMON SHARES
  OUTSTANDING                                  55,849        55,740        55,658        55,568
                                            ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------

  EARNINGS PER SHARE                        $    0.19     $    0.23     $    0.20     $    0.18
                                            ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------

  ORDERS                                    $ 124,680     $ 137,170     $ 119,160     $ 108,796
                                            ---------     ---------     ---------     ---------
                                            ---------     ---------     ---------     ---------


                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the three months ended January 31, 1995, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 STOCK DIVIDEND: On January 24, 1995, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend, payable February 28, 1995, to stockholders of record as of February 15, 1995. The share and per share information in this report (except balance sheet data) have been adjusted to reflect the effect of the dividend.

Note 3 INVENTORIES: Inventories at January 31, 1995, and October 31, 1994, consisted of (in thousands):


                                                      1995           1994
                                                      ----           ----


               Purchased materials and
                   manufactured products             $63,919        $57,031
               Work-in-process                         7,703          7,172
                                                     -------        -------
                                                     $71,622        $64,203
                                                     -------        -------
                                                     -------        -------


Note 4 EXTRAORDINARY ITEM: The building that serves as headquarters for Fibermux Corporation, a wholly-owned subsidiary of the Company, suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The facility sustained damages of $2,300,000 (net of the related $850,000 tax benefit). All operations resumed by February 8, 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 1995 and 1994, and the percentage changes in these income and expense items between periods are contained in the following table:



                                   PERCENTAGE OF NET SALES            PERCENTAGE
                                    FOR THE QUARTERS ENDED             INCREASE
                                           JANUARY 31,                (DECREASE)
                                  -------------------------             BETWEEN
                                    1995             1994               PERIODS
                                  --------         --------          -----------

NET SALES                           100.0%           100.0%              33.6%

COST OF PRODUCTS SOLD               (51.2)           (49.6)              37.9
                                  --------         --------

GROSS PROFIT                         48.8             50.4               29.3

EXPENSES:

     Development and product
       engineering                  (10.9)           (12.1)              20.0

     Selling and administration     (24.4)           (26.2)              24.6

     Goodwill amortization            (.7)             (.8)                -

OPERATING INCOME                     12.8             11.3               52.2

OTHER INCOME (EXPENSE),
NET

     Interest                          .5               .1                 -

     Other                             .1               .2                 -
                                    -------          -------

INCOME BEFORE INCOME
TAXES AND EXTRAORDINARY              13.4             11.6               53.9
ITEM

PROVISION FOR INCOME TAXES           (4.8)            (4.3)              49.7
                                    -------          -------

NET INCOME BEFORE
EXTRAORDINARY ITEM                    8.6              7.3               56.3

EXTRAORDINARY ITEM,
NET OF TAXES                           -              (1.5)                -
                                    -------          -------
NET INCOME                            8.6%             5.8%              99.5
                                    -------          -------
                                    -------          -------

RESULTS OF OPERATIONS

     NET SALES: Net sales for the quarter ended January 31, 1995, by product group, compared to the quarter ended January 31, 1994, are as follows:


                                    QUARTER ENDED JANUARY 31, ($ IN THOUSANDS)
                                    ------------------------------------------
                                     1995                      1994
                             -----------------------      ----------------------
PRODUCT GROUP                NET SALES        %           NET SALES       %
- -------------                ---------     --------       ---------    -------

Transmission                 $35,418        29.1%         $20,525       22.5%

Networking                    31,147        25.6           23,035       25.3

Broadband Connectivity        55,209        45.3           47,616       52.2
                             ---------     --------       ---------    --------

Total                       $121,774       100.0%         $91,176      100.0%
                            --------       --------       ---------    --------
                            --------       --------       ---------    --------

     Net sales of fiber optic products represented 40.8% and 32.4% of total net sales for the quarters ended January 31, 1995 and 1994, respectively. This increase reflects the 72.6% increase in net sales of the transmission product group, which primarily consists of fiber optic systems.

     Damage sustained by the ADC Fibermux facility from the earthquake that struck Los Angeles on January 17, 1994, prevented shipment of approximately $4 million of product during the quarter ended January 31, 1994. If this product had been shipped as scheduled, first quarter 1995 net sales of networking products would represent a 15.2% increase over first quarter 1994, and total net sales for the quarter would represent a 27.9% increase over total first quarter 1994 net sales.

     Although net sales for the broadband connectivity group continue to decline as a percentage of total net sales primarily due to the changing technologies in the telecommunications marketplace, the 15.9% increase in net sales for the quarter reflects important market successes for the Company in expanding broadband, global markets.

     GROSS PROFIT: The gross profit percentage for first quarter 1995, 48.8% of net sales, was lower than the 50.4% gross profit percentage for first quarter 1994 primarily due to a product sales mix that was heavily weighted toward sales of newer, lower margin products. The Company expects full year 1995 gross margins to remain between 48.5% and 50.0% of net sales.

     OPERATING EXPENSES: The Company was able to reduce its development and product engineering expenses as a percentage of net sales by 1.2 percentage points. These expenses increased in total by 20.0% during the quarter ended January 31, 1995, primarily reflecting new product development efforts. Although selling and administration expenses were down as a percentage of net sales in the quarter ended January 31, 1995, these expenses increased 24.6% over first quarter 1994 primarily due to selling activities associated with new product introductions.

     The changing technologies in the telecommunications marketplace continue to require product development investments by the Company. Management recognizes the need to balance the cost of product development with expense control and remains committed to minimizing the rate of increase of such expenses.

     OTHER INCOME (EXPENSE), NET: For the quarters ended January 31, 1995 and 1994, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of cash levels.)

     INCOME TAXES: The effective income tax rate was 36.0% for the quarter ended January 31, 1995, and 37.0% for the quarter ended January 31, 1994. In addition to the $784,000 of non-deductible goodwill amortization included in operating expenses each quarter, the rates reflect the beneficial impact of tax credits.

     EXTRAORDINARY ITEM: The extraordinary charge of $1,450,000, net of income taxes, or $.03 per share, recorded in the quarter ended January 31, 1994, represents the charge to clean up and repair the damage from the earthquake at the Fibermux facility.

     NET INCOME: Reflecting all of the matters discussed above, net income of $10,466,000 was recorded in the quarter ended January 31, 1995. After adjusting for the two-for-one common stock split paid on February 28, 1995, to shareholders of record on February 15, 1995, earnings per share of $.19 per share were recorded for the quarter. For the quarter ended January 31, 1994, the comparable amounts were $5,245,000 of net income and, after adjusting for the stock split, $.09 per share (reflecting the 1994 extraordinary charge).

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $1,867,000 and $10,549,000 during the quarters ended January 31, 1995 and 1994, respectively. The 1995 increase primarily reflects net income reduced by $4,443,000 of net operating cash utilization and $5,302,000 of net property and equipment additions.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At January 31, 1995 and October 31, 1994, the full $40 million of revolving borrowing remained available to the Company, and its long-term debt to total capitalization ratios were .1% and .2%, respectively.

     Management expects that cash balances together with cash generated from operating activities plus borrowings available under revolving credit agreements will be adequate to fund operating requirements and property and equipment expenditures for the remainder of 1995. Recognizing the dynamic nature of the telecommunications industry, the business development opportunities available to the Company, and the possibility that one or more of the Company's product initiatives may achieve strong market acceptance, Company management will consider appropriate financing alternatives as business growth requires. Total property and equipment additions for 1995 are expected to be approximately $30 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        a. An annual meeting of shareholders was held on February 28, 1995.

        b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.

        c-1. Amendments to the Company's 1991 Stock Incentive Plan to (a) increase the number of shares of the Company's Common Stock available for issuance pursuant to awards thereunder from 2,743,060 to 4,107,927 and (b) satisfy the requirements of
              Section 162(m) of the Internal Revenue Code of 1986 were approved (18,510,206 affirmative votes; 6,308,647 negative votes; 90,472 abstentions and 0 broker non-votes).

        c-2. Amendments to the Company's Nonemployee Director Stock Option Plan to (a) increase from 2,000 to 4,000 the number of shares of Common Stock subject to the option automatically granted to each nonemployee director upon initial election to the Board of Directors and (b) increase from 1,000 to 2,000 the number of shares subject to the option automatically granted to each incumbent nonemployee director annually were approved (21,635,438 affirmative votes; 3,166,023 negative votes; 107,864 abstentions and 0 broker non-votes).

        c-3. The following table shows the vote totals with respect to the election of the five directors:

              For term expiring in 1996

                                              VOTES                AUTHORITY
                     NAME                      FOR                 WITHHELD
              ---------------------------------------------------------------

              James C. Castle, Ph.D.      24,827,581              81,744

              For terms expiring in 1998


                    NAME                    VOTES               AUTHORITY
                                             FOR                 WITHHELD
              ---------------------------------------------------------------

              Thomas E. Holloran          23,793,745            1,115,580
              Charles W. Oswald           24,824,895               84,430
              Alan E. Ross                24,832,458               76,867
              Warde F. Wheaton            24,796,713              112,612

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        a. Exhibits

        4-a Specimen certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1989).

        4-b   Restated Articles of Incorporation of ADC
              Telecommunications, Inc., as amended to date.
              (Incorporated by reference to Exhibit 4-b of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan).

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

        10-a Consulting Agreement dated October 24, 1994, between ADC Telecommunications, Inc. and William B. Porter.

        10-b  Access Platform Systems Incentive Plan 7/1/94 - 10/31/96.

        10-c  ALS Management Incentive Plan Fiscal Year 1995.

        10-d Broadband Connectivity Copper Management Incentive Plan Fiscal Year 1995.

        10-e Broadband Connectivity Fiber Management Incentive Plan Fiscal Year 1995.

        10-f  Broadband Connectivity Management Incentive Plan Fiscal
              Year 1995.

        10-g  Corporate Management Incentive Plan Fiscal Year 1995.

        10-h  Fibermux President Management Incentive Plan Fiscal Year 1995.

        10-i  International Management Incentive Plan Fiscal Year 1995.

        10-j  Kentrox Management Incentive Plan Fiscal Year 1995.

        10-k  Network Services Management Incentive Plan Fiscal Year 1995.

        10-l  Transmission Group Management Incentive Plan Fiscal Year 1995.

        10-m Vice President of Sales and Customer Service Management Incentive Plan Fiscal Year 1995.

        10-n  Wireless Management Incentive Plan Fiscal Year 1995.

        27-a  Financial Data Schedule


      b. Reports on Form 8-K

         None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ADC TELECOMMUNICATIONS, INC.



                                       BY:  /s/ Robert E. Switz
                                       ---------------------------------------
                                       Robert E. Switz
                                       Vice President, Chief Financial Officer
                                       and Secretary (Principal Financial
                                       Officer, Duly Authorized Officer)


Dated:  March 17, 1995

                          ADC TELECOMMUNICATIONS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1995



Exhibit
Number      Description                                                    Page
- -------     -----------                                                    ----
 4-a        Specimen certificate for shares of Common Stock of ADC         N/A
            Telecommunications, Inc. incorporated by reference to
            Exhibit 4-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1989.)

 4-b Restated Articles of Incorporation of ADC Telecommunications, N/A Inc., as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on
            Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan).

 4-c        Composite Restated Bylaws of ADC Telecommunications, Inc.,     N/A
            as amended to date (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October
            31, 1989).

 4-d        Amended and Restated Rights Agreement, amended and restated    N/A
            as of August 16, 1989 between ADC Telecommunications, Inc.
            and Norwest Bank Minnesota, N.A., as Rights Agent (Incorporated by reference to Exhibit 1 to Amendment No. 1 on Form 8 dated August 16, 1989, to the Company's Registration Statement on
            Form 8-A dated September 23, 1986).

10-a Consulting Agreement dated October 24, 1994, between ADC Telecommunications, Inc. and William B. Porter.

10-b        Access Platform Systems Incentive Plan 7/1/94 - 10/31/96.

10-c        ALS Management Incentive Plan Fiscal Year 1995.

10-d        Broadband Connectivity Copper Management Incentive Plan
            Fiscal Year 1995.

10-e        Broadband Connectivity Fiber Management Incentive Plan
            Fiscal Year 1995.

10-f        Broadband Connectivity Management Incentive Plan
            Fiscal Year 1995.

10-g        Corporate Management Incentive Plan Fiscal Year 1995.

10-h        Fibermux President Management Incentive Plan Fiscal Year 1995.

10-i        International Management Incentive Plan Fiscal Year 1995.

10-j        Kentrox Management Incentive Plan Fiscal Year 1995.

10-k        Network Services Management Incentive Plan Fiscal Year 1995.

10-l        Transmission Group Management Incentive Plan Fiscal Year 1995.

10-m Vice President of Sales and Customer Service Management Incentive Plan Fiscal Year 1995.

10-n        Wireless Management Incentive Plan Fiscal Year 1995.

27-a        Financial Disclosure Schedule