Form 10-Q
period 1995-04-30
ADC TELECOMMUNICATIONS INC
filed 1995-05-26
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-Q

(Mark One)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1995

                                       OR
   / /         TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A








                          Commission file number 0-1424




                          ADC TELECOMMUNICATIONS, INC.
                  _____________________________________________
             (Exact name of registrant as specified in its charter)




          MINNESOTA                                        41-0743912
- --------------------------------------             -------------------------
(state or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)




                  4900 WEST 78TH STREET, MINNEAPOLIS, MN  55435
                 -----------------------------------------------
               (Address of principal executive offices) (zip code)




                                 (612) 938-8080
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



                                       N/A
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

  Common stock, $.20 par value: 56,162,748 shares as of May 15, 1995

                          PART I.FINANCIAL INFORMATION

                           ITEM 1.FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)

                                     ASSETS


                                                                      APRIL 30,         OCTOBER 31,
                                                                        1995               1994
                                                                     -----------        -----------
CURRENT ASSETS:
      Cash and cash equivalents                                      $  37,135          $  49,512
      Accounts receivable                                               82,564             75,348
      Inventories                                                       83,333             64,203
      Prepaid income taxes and other assets                             10,743             10,305
                                                                     ----------         ----------
        Total current assets                                           213,775            199,368

PROPERTY AND EQUIPMENT, net                                             71,266             66,132

OTHER ASSETS, principally goodwill                                      68,256             69,184
                                                                     ----------         ----------

                                                                     $ 353,297          $ 334,684
                                                                     ----------         ----------
                                                                     ----------         ----------


                    LIABILITIES AND STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES:
      Current maturities of long-term debt                            $     410          $     400
      Accounts payable                                                   22,706             22,132
      Accrued liabilities                                                41,270             44,821
                                                                      ----------         ----------
        Total current liabilities                                        64,386             67,353

DEFERRED INCOME TAXES                                                     1,974              2,163

LONG-TERM DEBT, less current maturities above                             --                   410
                                                                      ----------         ----------
        Total liabilities                                                66,360             69,926

STOCKHOLDERS' INVESTMENT
      (56,146 and 27,888 shares outstanding)                            286,937            264,758
                                                                      ----------         ----------
                                                                      $ 353,297          $ 334,684
                                                                      ----------         ----------
                                                                      ----------         ----------


           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             FOR THE QUARTERS ENDED         FOR THE SIX MONTHS ENDED
                                                    APRIL 30,                       APRIL 30,
                                           ---------------------------     ---------------------------
                                              1995            1994            1995            1994
                                           -----------     -----------     -----------     -----------
NET SALES                                  $  140,342      $  113,573      $  262,116      $  204,749

COST OF PRODUCT SOLD                           71,303          56,160         133,705         101,407
                                           -----------     -----------     -----------     -----------
GROSS PROFIT                                   69,039          57,413         128,411         103,342
                                           -----------     -----------     -----------     -----------
     Gross profit percentage                    49.2%           50.6%           49.0%           50.5%
                                           -----------     -----------     -----------     -----------
EXPENSES:
   Development and product engineering         15,937          12,247          29,146          23,250
   Selling and administration                  32,638          27,888          62,401          51,767
   Goodwill amortization                          782             783           1,566           1,567
   Personnel reduction                          3,914           --              3,914           --
                                           -----------     -----------     -----------     -----------

     Total expenses                            53,271          40,918          97,027          76,584
                                           -----------     -----------     -----------     -----------

OPERATING INCOME                               15,768          16,495          31,384          26,758

OTHER INCOME (EXPENSE), NET:
     Interest                                     547             164           1,203             297
     Other                                        (80)           (651)           --              (421)
                                            -----------    -----------     -----------     -----------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                      16,235          16,008          32,587          26,634

PROVISION FOR INCOME TAXES                      5,846           5,923          11,732           9,854
                                           -----------     -----------     -----------     -----------

NET INCOME BEFORE EXTRAORDINARY ITEM           10,389          10,085          20,855          16,780

EXTRAORDINARY ITEM, NET OF TAXES                 --             --              --             (1,450)
                                           -----------     -----------     -----------     -----------

NET INCOME                                 $   10,389      $   10,085      $   20,855      $   15,330
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------

AVERAGE COMMON SHARES OUTSTANDING              56,094          55,568          55,974          55,520
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------
EARNINGS PER SHARE BEFORE
   EXTRAORDINARY ITEM                      $     0.18      $     0.18      $     0.37      $     0.30
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------
EARNINGS PER SHARE                         $     0.18      $     0.18      $     0.37      $     0.27
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------
ORDERS                                     $  144,999      $  108,796      $  269,679      $  205,891
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------


           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                        FOR THE SIX MONTHS ENDED APRIL 30

                                 (IN THOUSANDS)


                                                                   1995             1994
                                                                ----------       ----------
OPERATING ACTIVITIES:
   Net income                                                   $  20,855        $  15,330
   Adjustments to reconcile net income to net cash from
           operating activities -
      Depreciation and amortization                                11,567           11,213
      Reduction in deferred compensation                              271              543
      Decrease in deferred income taxes                              (189)          (1,332)
      Other                                                           115             --
      Changes in assets and liabilities
           Accounts receivable                                     (6,516)          (2,718)
           Inventories                                            (18,142)          (7,734)
           Prepaid income taxes and other assets                     (283)             814
           Accounts payable                                           482              514
           Accrued liabilities                                     (4,855)           5,562
                                                                ----------       ----------
                Total cash from operating activities                3,305           22,192
                                                                ----------       ----------

INVESTMENT ACTIVITIES:
   Acquisition payments                                            (4,676)          (7,087)
   Property and equipment additions, net                          (12,108)         (10,261)
   Long-term investments                                           (1,000)               0
                                                                ----------       ----------
                Total cash used for investment activities         (17,784)         (17,348)
                                                                ----------       ----------

FINANCING ACTIVITIES:
   Decrease in long-term debt                                        (400)            (300)
   Common stock issued                                              2,504              896
                                                                ----------       ----------
                Total cash from financing activities                2,104              596
                                                                ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (2)            --
                                                                ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (12,377)           5,440

CASH AND CASH EQUIVALENTS, beginning of period                     49,512           16,324
                                                                ----------       ----------

CASH AND CASH EQUIVALENTS, end of period                        $  37,135        $  21,764
                                                                ----------       ----------
                                                                ----------       ----------


           See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      2ND           1ST           4TH           3RD
                                                    QUARTER       QUARTER       QUARTER       QUARTER
                                                     1995          1995          1994          1994
                                                  ----------    ----------    ----------    ----------
NET SALES                                         $ 140,342     $ 121,774     $ 128,298     $ 115,688

COST OF PRODUCT SOLD                                 71,303        62,402        62,695        57,346
                                                  ----------    ----------    ----------    ----------

GROSS PROFIT                                         69,039        59,372        65,603        58,342
                                                  ----------    ----------    ----------    ----------
     Gross profit percentage                          49.2%         48.8%         51.1%         50.4%
                                                  ----------    ----------    ----------    ----------

EXPENSES:
   Development and product engineering               15,937        13,209        13,200        12,515
   Selling and administration                        32,638        29,763        31,607        27,434
   Goodwill amortization                                782           784           784           784
   Personnel reduction                                3,914          --            --            --
                                                  ----------    ----------    ----------    ----------
     Total expenses                                  53,271        43,756        45,591        40,733
                                                  ----------    ----------    ----------    ----------

OPERATING INCOME                                     15,768        15,616        20,012        17,609
OTHER INCOME(EXPENSE), NET:
     Interest                                           547           656           543           318
     Other                                              (80)           80          (324)         (471)
                                                  ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                           16,235        16,352        20,231        17,456

PROVISION FOR INCOME TAXES                            5,846         5,886         7,487         6,459
                                                  ----------    ----------    ----------    ----------


NET INCOME                                        $  10,389     $  10,466     $  12,744     $  10,997
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------

AVERAGE COMMON SHARES
OUTSTANDING                                          56,094        55,849        55,740        55,658
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------

EARNINGS PER SHARE                                $    0.18     $    0.19     $    0.23     $    0.20
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------

ORDERS                                            $ 144,999     $ 124,680     $ 137,170     $ 119,160
                                                  ----------    ----------    ----------    ----------
                                                  ----------    ----------    ----------    ----------


               See note 2 to the consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the six months ended April 30, 1995 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 ORDERS: Orders reported for each period reflect purchase orders received during such period for which shipment has been scheduled within one year. Substantially all of the Company's products are shipped within the period that the related orders are received. As a result, orders correspond generally to net sales for the specified period and are not necessarily indicative of future results.

Note 3 STOCK DIVIDEND: On January 24, 1995 the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid February 28, 1995 to stockholders of record as of February 15, 1995. The share and per share information in the accompanying financial statements (except balance sheet data) have been adjusted to reflect the effect of the stock dividends.

Note 4 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at April 30, 1995 and October 31, 1994 consisted of (in thousands):


                                              1995        1994
                                              ----        ----
            Purchased materials and
              manufactured products         $75,471     $57,031
            Work-in-process                   7,862       7,172
                                           ---------   ---------
                                            $83,333     $64,203
                                           ---------   ---------
                                           ---------   ---------

Note 5 EXTRAORDINARY ITEM: The building that serves as headquarters for Fibermux Corporation, a wholly-owned subsidiary of the Company, suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The facility sustained damages of $2,300,000 (net of the related $850,000 tax benefit). All operations resumed by February 8, 1994.

Note 6 PERSONNEL REDUCTION: During the quarter ended April 30, 1995, the Company initiated a realignment of its Kentrox and Fibermux subsidiaries into one business unit. The Company recorded a charge of $3,914,000 in conjunction with the realignment, primarily related to reductions in personnel. The realignment terminated approximately 110 Fibermux employees primarily in sales and administration and engineering. Substantially all termination benefits are expected to be paid by October 31, 1995.

Note 7 FOREIGN CURRENCY TRANSLATION: The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' investment. Prior to 1995, the Company's primary functional currency was the U.S. dollar. The functional currency changed as a result of substantial changes in the Company's foreign operations.

Note 8 NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The Company anticipates adopting this standard on November 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

Note 9 SUBSEQUENT EVENT: On May 19, 1995, the Company filed a registration statement relating to a proposed public offering of approximately
            5.5 million shares of its common stock. The net proceeds of the offering will be used for general corporate purposes, including working capital, capital expenditures and possible acquisitions or strategic alliances.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company offers a broad range of products to address key areas of the telecommunications network infrastructure. To meet its customers' needs, the Company offers equipment, services and integrated solutions within the following general functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are sold primarily to public network providers in the United States and internationally. The Company's enterprise networking products are sold primarily to private voice, data and video network providers around the world. The Company's broadband connectivity products are sold to both public and private network providers.


     Historically, the Company's principal product offerings have generally consisted of copper-based and fiber-based products designed to address the needs of its customers for transmission, enterprise networking and connectivity on traditional telephony networks. With the growth of multimedia applications and the associated development of enhanced voice, data and video services, the Company's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and applications relating to the broadband telecommunications equipment market. The market for broadband telecommunications equipment is evolving and rapidly changing. There can be no assurance that the Company's new or enhanced products will meet with market acceptance or be profitable.

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and six months ended April 30, 1995 and 1994 and the percentage changes in these income and expense items between periods are contained in the following table:




                                                                          Percentage Change
                                         Percentage of Net Sales           Between Periods
                                  ------------------------------------   --------------------
                                   Quarters Ended     Six Months Ended   Quarters  Six Months
                                      April 30,           April 30,       Ended      Ended
                                  ----------------    ----------------   --------------------
                                   1995      1994      1995      1994    April 30,  April 30,
                                  ------    ------    ------    ------   ---------  ---------
NET SALES                         100.0%    100.0%    100.0%    100.0%     23.6%     28.0%
COST OF PRODUCT SOLD              (50.8)    (49.4)    (51.0)    (49.5)     27.0      31.8
                                --------  --------  --------  --------
GROSS PROFIT                       49.2      50.6      49.0      50.5      20.2      24.3
EXPENSES:
  Development and
  product engineering             (11.3)    (10.8)    (11.1)    (11.3)     30.1      25.4

  Selling and administration      (23.3)    (24.6)    (23.8)    (25.3)     17.0      20.5

  Goodwill amortization            (0.6)     (0.7)     (0.6)     (0.8)       -         -

  Personnel reduction              (2.8)       -       (1.5)       -         -         -
                                --------  --------  --------  --------
OPERATING INCOME                   11.2      14.5      12.0      13.1      (4.4)     17.3
OTHER INCOME
  (EXPENSE), NET:
    Interest                        0.4       0.2       0.5       0.1     233.5     305.1
    Other                            -       (0.6)       -       (0.2)       -         -
                                --------  --------  --------  --------
INCOME BEFORE
  INCOME TAXES AND
  EXTRAORDINARY ITEM               11.6      14.1      12.5      13.0       1.4      22.4
PROVISION FOR
  INCOME TAXES                     (4.2)     (5.2)     (4.5)     (4.8)     (1.3)     19.1
                                --------  --------  --------  --------
NET INCOME BEFORE
  EXTRAORDINARY ITEM                7.4       8.9       8.0       8.2       3.0      24.3
EXTRAORDINARY ITEM,
  NET OF TAXES                       -         -         -       (0.7)       -         -
                                --------  --------  --------  --------
NET INCOME                          7.4%      8.9%      8.0%      7.5%      3.0      36.0
                                --------  --------  --------  --------
                                --------  --------  --------  --------

  NET SALES: The following table sets forth the Company's net sales for the quarters and six-month periods ended April 30, 1995 and 1994 for each of the Company's functional product groups described above:


                                       Quarters Ended April 30,               Six Months Ended April 30,
                               ---------------------------------------  --------------------------------------
                                      1995                  1994               1995               1994
                               -------------------   -----------------  -----------------  -------------------
PRODUCT GROUP                  Net Sales       %     Net Sales     %    Net Sales     %    Net Sales      %
                               ---------    ------   ---------  ------  ---------  ------  ---------    ------
TRANSMISSION                   $  39,334     28.0%   $  25,236   22.2%  $  74,751   28.5%  $  45,762     22.3%
ENTERPRISE
  NETWORKING                      30,965     22.1       32,162   28.3      62,112   23.7      55,196     27.0
BROADBAND
  CONNECTIVITY                    70,043     49.9       56,175   49.5     125,253   47.8     103,791     50.7
                                --------    -----    ---------  -----   ---------  -----    --------    -----
TOTAL                           $140,342    100.0%   $ 113,573  100.0%  $ 262,116  100.0%   $204,749    100.0%
                                --------    -----    ---------  -----   ---------  -----    --------    -----
                                --------    -----    ---------  -----   ---------  -----    --------    -----



     Net sales for the six months ended April 30, 1995 were $262.1 million, a 28.0% increase over $204.7 million of net sales for the six months ended April 30, 1994. This increase was primarily the result of a 63.3% increase in net sales of transmission products, predominantly fiber optic systems sold to public telecommunications network providers. Net sales of fiber optic products represented 39.7% and 33.5% of total net sales for the six months ended April 30, 1995 and 1994, respectively.

     In the six months ended April 30, 1995, net sales of broadband connectivity products increased 20.7% over the six months ended April 30, 1994, reflecting the Company's success in selling these products into new global broadband market applications. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     Net sales of enterprise networking products for the six months ended April 30, 1995 increased 12.5% over the six months ended April 30, 1994. This increase reflects significant growth in net sales of access equipment, which was partially offset by a decrease in net sales of Local Area Network ("LAN") equipment. Recognizing changes in the competitive environment for LAN equipment, the Company has realigned its Kentrox Industries Inc. ("Kentrox") and Fibermux Corporation ("Fibermux") subsidiaries, which market primarily enterprise networking products, into one business unit to better address the industry trend toward integration of LAN and Wide Area Network ("WAN") technologies and products.

     Net sales for the three months ended April 30, 1995 were $140.3 million, a 23.6% increase over $113.6 million of net sales for the three months ended April 30, 1994. This increase primarily reflects the trends in net sales for the six months ended April 30, 1995 discussed above. Net sales of transmission products, predominantly fiber optic systems sold to public telecommunications network providers, increased 55.9% in the quarter. Net sales of fiber optic products represented 38.8% and 34.5% of total net sales for the quarters ended April 30, 1995 and 1994, respectively.

     In the three months ended April 30, 1995, net sales of broadband connectivity products increased 24.7% over the three months ended April 30, 1994, reflecting the Company's success in selling these products into new global broadband market applications.

     Net sales of enterprise networking products for the three months ended April 30, 1995 decreased 3.7% over the three months ended April 30, 1994, reflecting significant growth in net sales of access equipment, offset by a
decrease in net sales of Local Area Network ("LAN") equipment.   This quarterly
decrease would have been a 10.0% increase in revenues from such products had it not been for the 1994 Los Angeles earthquake which caused $4.0 million of product shipments to shift from first quarter 1994 to second quarter 1994. Also, had it not been for this shift in enterprise networking net sales between quarters, total net sales for the three months ended April 30, 1995 would have reflected a 28.0% increase over second quarter 1994.

     GROSS PROFIT: The gross profit percentage was 49.0% of net sales for the six months ended April 30, 1995 compared to a gross profit percentage of 50.5% for the six months ended April 30, 1994. The decline in gross profit percentage was primarily the result of a change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. The Company's future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

     In the three months ended April 30, 1995, the gross profit percentage was 49.2% compared to a gross profit percentage of 50.6% for the three months ended April 30, 1994. This decrease primarily reflects the trend in gross margin for the six months ended April 30, 1995 discussed above.

     OPERATING EXPENSES: Operating expenses were $97.0 million for the six months ended April 30, 1995, an increase of 26.7% over $76.6 million of operating expenses for the six months ended April 30, 1994. Operating expenses represented 37.0% of net sales for the six months ended April 30, 1995 compared to 37.4% of net sales for the six months ended April 30, 1994. The increase in absolute dollars of operating expenses from period to period was due primarily to the expanded operations associated with higher revenue levels, and a charge of $3.9 million related primarily to a personnel reduction at Fibermux resulting from the realignment of the Company's Kentrox and Fibermux subsidiaries. This charge increased operating expenses as a percentage of net sales by 1.5% for the six months ended April 30, 1995. All other operating expense categories decreased as a percentage of net sales in the six months ended April 30, 1995, reflecting the Company's operating leverage as net sales increased.

     Development and product engineering expenses were $29.1 million for the six months ended April 30, 1995, an increase of 25.4% over $23.3 million for the six months ended April 30, 1994, reflecting substantial product development efforts in each of the Company's three functional product groups. Selling and administration expenses were $62.4 million for the six months ended April 30, 1995, an increase of 20.5% over $51.8 million of such expenses for the six months ended April 30, 1994, primarily as a result of selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     The Company believes that, given the rapidly changing technological and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups. However, the Company recognizes the need to balance the cost of product development with expense control.

     Operating expenses were $53.3 million for the three months ended April 30, 1995, an increase of 30.2% over $40.9 million of operating expenses for the three months ended April 30, 1994. Operating expenses represented 38.0% of net sales for the three months ended April 30, 1995 compared to 36.1% of net sales for the three months ended April 30, 1994. Similar to the six-month trends, the increase in absolute dollars of operating expenses from period to period was due primarily to the expanded operations associated with higher revenue levels, and the second quarter 1995 charge of $3.9 million related primarily to a personnel reduction at Fibermux resulting from the realignment of the Company's Kentrox and Fibermux subsidiaries. The charge increased operating expenses as a percentage of net sales by 2.8% for the three months ended April 30, 1995.


     Development and product engineering expenses were $15.9 million for the three months ended April 30, 1995, an increase of 30.1% over $12.2 million for the three months ended April 30, 1994, primarily reflecting the six-month trends discussed above. Selling and administration expenses were $32.6 million for the three months ended April 30, 1995, an increase of 17.0% over $27.9 million of such expenses for the three months ended April 30, 1994, also primarily as a result of the six-month trends discussed above.

     OTHER INCOME (EXPENSE), NET: For the six-month and three-month periods ended April 30, 1995 and 1994, net interest income represents interest income on cash balances. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     INCOME TAXES: The Company's effective income tax rate was 36.0% for both the six-month and three-month periods ended April 30, 1995 and 37.0% for both the six-month and three-month periods ended April 30, 1994. These rates reflect the $1.6 million of non-deductible goodwill amortization included in operating expenses in each of the six-month periods ($.8 million in each of the three-month periods) and the beneficial impact of tax credits.

     EXTRAORDINARY ITEM: An extraordinary charge of $1.5 million (or $.03 per share), net of income taxes, was recorded in the six-month period ended April 30, 1994, representing expenses relating to the clean up and repair of damage to the Fibermux facility resulting from an earthquake in January 1994.

     NET INCOME: Reflecting all of the matters discussed above, net income was $20.9 million (or $.37 per share) for the six months ended April 30, 1995, an increase of 36.0% over $15.3 million (or $.27 per share) for the six months ended April 30, 1994, and was $10.4 million (or $.18 per share) for the three months ended April 30, 1995, an increase of 3.0% over $10.1 million (or $.18 per share) for the three months ended April 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $12.4 million during the six months ended April 30, 1995 and increased $5.4 million during the six months ended April 30, 1994. The major elements of the 1995 decrease were net income before depreciation, totaling $32.4 million, offset by property and equipment additions of $12.1 million, acquisition payments of $4.7 million, and the $24.7 million increase in inventory and receivable levels (reflecting an acquisition completed in 1995, as well as growth in business). In the six months ended April 30, 1994, the major elements of the increase were net income before depreciation, totaling $26.5 million, partially offset by property and equipment additions of $10.3 million and acquisition payments of $7.1 million.

     The Company may borrow up to $40.0 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid at any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At April 30, 1995, the entire $40.0 million of borrowings under these agreements was available to the Company, and it had no long-term debt outstanding.

     On May 19, 1995, the Company filed a registration statement with the Securities and Exchange Commission for a public offering by the Company of 5.5 million shares of its common stock. Management believes that the net proceeds from this potential offering, cash generated from operating activities, borrowings available under revolving credit agreements and cash balances will be adequate to fund the Company's anticipated capital and operating requirements through 1996. However, there is no assurance that the proposed public offering will be completed and the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise. Total property and equipment additions for 1995 are expected to be approximately $30 million.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

TEM 5.    OTHER INFORMATION
          None.

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

               10-a Sublease between Seagate Technology, Inc., as Landlord, and
                    ADC Telecommunications, Inc., as Tenant, dated as of February 21, 1995.


               27-a Financial Data Schedule

          b.   Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ADC TELECOMMUNICATIONS, INC.


                                   BY:  /s/Robert E. Switz
                                       ----------------------------------
                                        Robert E. Switz
                                        Vice President, Chief Financial Officer
                                        and Secretary
                                        (Principal Financial Officer,
                                        Duly Authorized Officer)


Dated:  May 26, 1995

                          ADC TELECOMMUNICATIONS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1995


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


10-a       Sublease between Seagate Technology, Inc., as
           Landlord, and ADC Telecommunications, Inc., as
           Tenant, dated as of February 21, 1995.



27-a       Financial Data Schedule