Form 10-Q
period 1995-07-31
ADC TELECOMMUNICATIONS INC
filed 1995-09-05
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

FORM 10-Q

(Mark One)
 / X  /         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1995
                                       OR
/     /        TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A

                          Commission file number 0-1424

                          ADC Telecommunications, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

              Minnesota                                 41-0743912
- ----------------------------------------   ----------------------------------
(state or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                  4900 West 78th Street, Minneapolis, MN  55435
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
                           YES  X                 NO
                               ---                   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.20 par value:  62,608,571 shares as of August 25, 1995

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)

                                     ASSETS

                                                    JULY 31,         OCTOBER 31,
                                                      1995               1994
                                                  -----------       -----------
CURRENT ASSETS:
      Cash and cash equivalents                   $   226,020        $   49,512
       Accounts receivable                             88,989            75,348
       Inventories                                     83,120            64,203
       Prepaid income taxes and other assets           11,238            10,305
                                                  -----------       -----------
         Total current assets                         409,367           199,368

PROPERTY AND EQUIPMENT, net                            74,461            66,132

OTHER ASSETS, principally goodwill                     73,165            69,184
                                                  -----------       -----------
                                                   $  556,993        $  334,684
                                                  -----------       -----------
                                                  -----------       -----------

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT



CURRENT LIABILITIES:
    Current maturities of long-term debt           $      410         $     400
     Accounts payable                                  18,111            22,132
     Accrued liabilities                               49,103            44,821
                                                  -----------       -----------
         Total current liabilities                     67,624            67,353

DEFERRED INCOME TAXES                                   1,875             2,163

LONG-TERM DEBT, less current maturities above             --                410
                                                  -----------       -----------
         Total liabilities                             69,499            69,926

STOCKHOLDERS' INVESTMENT
       (62,597 and 27,888 shares outstanding)         487,494           264,758
                                                  -----------       -----------
                                                   $  556,993       $   334,684
                                                  -----------       -----------
                                                  -----------       -----------




            See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                             FOR THE QUARTERS ENDED     FOR THE NINE MONTHS ENDED
                                                        July 31,                    July 31,
                                             -----------------------     ------------------------
                                               1995           1994           1995          1994
                                             ---------     ---------     ---------     ----------
NET SALES                                    $ 150,454     $ 115,688     $ 412,570     $ 320,437

COST OF PRODUCT SOLD                            78,742        57,346       212,447       158,753
                                             ---------     ---------     ---------     ----------
GROSS PROFIT                                    71,712        58,342       200,123       161,684
                                             ---------     ---------     ---------     ----------
    Gross profit percentage                       47.7%         50.4%         48.5%         50.5%
                                             ---------     ---------     ---------     ----------

EXPENSES:
   Development and product engineering          16,202        12,515        45,348        35,765
   Selling and administration                   31,937        27,434        94,338        79,201
   Goodwill amortization                           784           784         2,350         2,351
   Personnel reduction                            --            --           3,914          --
                                             ---------     ---------     ---------     ----------
   Total expenses                               48,923        40,733       145,950       117,317
                                             ---------     ---------     ---------     ----------
OPERATING INCOME                                22,789        17,609        54,173        44,367

OTHER INCOME (EXPENSE), NET:
   Interest                                      1,929           318         3,132           615
   Other                                          (229)         (471)         (229)         (892)
                                             ---------     ---------     ---------     ----------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                        24,489        17,456        57,076        44,090

PROVISION FOR INCOME TAXES                       8,815         6,459        20,547        16,313
                                             ---------     ---------     ---------     ----------

NET INCOME BEFORE EXTRAORDINARY ITEM            15,674        10,997        36,529        27,777

EXTRAORDINARY ITEM, NET OF TAXES                  --            --            --          (1,450)
                                             ---------     ---------     ---------     ----------
NET INCOME                                   $  15,674     $  10,997     $  36,529     $  26,327
                                             ---------     ---------     ---------     ----------
                                             ---------     ---------     ---------     ----------
AVERAGE COMMON SHARES OUTSTANDING               59,321        55,658        57,102        55,566
                                             ---------     ---------     ---------     ----------
                                             ---------     ---------     ---------     ----------
EARNINGS PER SHARE BEFORE
EXTRAORDINARY ITEM                           $    0.26     $    0.20     $    0.64     $    0.50
                                             ---------     ---------     ---------     ----------
                                             ---------     ---------     ---------     ----------
EARNINGS PER SHARE                           $    0.26     $    0.20     $    0.64     $    0.47
                                             ---------     ---------     ---------     ----------
                                             ---------     ---------     ---------     ----------
ORDERS                                       $ 159,787     $ 119,160     $ 429,466     $ 325,162
                                             ---------     ---------     ---------     ----------
                                             ---------     ---------     ---------     ----------


             See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                 (IN THOUSANDS)


                                                                   FOR THE NINE MONTHS ENDED
                                                                              JULY 31,
                                                                   ----------------------------
                                                                      1995              1994
                                                                   ----------         ---------
OPERATING ACTIVITIES:
  Net income                                                     $     36,529       $   26,327
  Adjustments to reconcile net income to net cash from
        operating activities -
     Depreciation and amortization                                     18,250           16,655
     Reduction in deferred compensation                                   567              871
     Decrease in deferred income taxes                                   (288)          (1,446)
     Other                                                                252               -
     Changes in assets and liabilities
             Accounts receivable                                      (12,951)          (5,154)
             Inventories                                              (17,948)          (9,197)
             Prepaid income taxes and other assets                     (1,654)             986
             Accounts payable                                          (4,116)           1,340
             Accrued liabilities                                        2,890            7,560
                                                                   ----------         ---------
                  Total cash from operating activities                 21,531           37,942
                                                                   ----------         ---------

INVESTMENT ACTIVITIES:
     Acquisition payments                                              (4,676)          (7,087)
     Property and equipment additions, net                            (21,011)         (14,538)
     Long-term investments                                             (6,000)             -
                                                                   ----------         ---------
                  Total cash used for investment activities           (31,687)         (21,625)
                                                                   ----------         ---------
FINANCING ACTIVITIES:
    Decrease in long-term debt                                           (400)            (300)
    Common stock issued                                               186,900            2,761
                                                                   ----------         ---------
               Total cash from financing activities                   186,500            2,461
                                                                   ----------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   164                -
                                                                   ----------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                 176,508            18,778

CASH AND CASH EQUIVALENTS, beginning of period                         49,512            16,324
                                                                   ----------         ---------
CASH AND CASH EQUIVALENTS, end of period                         $    226,020       $    35,102
                                                                   ----------         ---------
                                                                   ----------         ---------


             See accompanying notes to consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                            3RD            2ND            1ST            4TH
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                            1995           1995           1995           1994
                                          ----------     ----------     ----------     ----------
NET SALES                                 $  150,454     $  140,342     $  121,774     $  128,298

COST OF PRODUCT SOLD                          78,742         71,303         62,402         62,695
                                          ----------     ----------     ----------     ----------
GROSS PROFIT                                  71,712         69,039         59,372         65,603
                                          ----------     ----------     ----------     ----------
       Gross profit percentage                  47.7%          49.2%          48.8%          51.1%
                                          ----------     ----------     ----------     ----------
EXPENSES:
     Development and product engineering      16,202         15,937         13,209         13,200
     Selling and administration               31,937         32,638         29,763         31,607
     Goodwill amortization                       784            782            784            784
     Personnel reduction                         --           3,914          --                --
                                          ----------     ----------     ----------     ----------
       Total expenses                         48,923         53,271         43,756         45,591
                                          ----------     ----------     ----------     ----------
OPERATING INCOME                              22,789         15,768         15,616         20,012
OTHER INCOME(EXPENSE), NET:
       Interest                                1,929            547            656            543

       Other                                    (229)           (80)            80           (324)
                                          ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                    24,489         16,235         16,352         20,231

PROVISION FOR INCOME TAXES                     8,815          5,846          5,886          7,487
                                          ----------     ----------     ----------     ----------

NET INCOME                                $   15,674     $   10,389     $   10,466     $   12,744
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------
AVERAGE COMMON SHARES
OUTSTANDING                                   59,321         56,094         55,849         55,740
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------
EARNINGS PER SHARE                        $     0.26     $     0.18     $     0.19     $     0.23
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------
ORDERS                                    $  159,787     $  144,999     $  124,680     $  137,170
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------




              See note 2 to the consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the nine months ended July 31, 1995, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 ORDERS: Purchase orders received during a period for which shipment is scheduled within one year are reported as orders for that period. Substantially all of the Company's products are shipped within the period that the related orders are received. As a result, orders correspond generally to net sales for the specified period and are not necessarily indicative of future results.

Note 3 STOCKHOLDERS' INVESTMENT: On January 24, 1995, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid February 28, 1995, to stockholders of record as of February 15, 1995. The share and per share information in the accompanying financial statements (except balance sheet data) have been adjusted to reflect the effect of the stock dividend.

          On June 14, 1995, the Company completed a secondary public offering of 6,325,000 shares of its common stock at $30 per share. The net proceeds from the offering were $182 million, which will be used for general corporate purposes, including working capital, capital expenditures and possible acquisitions or strategic alliances.

Note 4 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at July 31, 1995, and October 31, 1994, consisted of (in thousands):


                                                 1995         1994
                                                 ----         ----
          Purchased materials and
              manufactured products            $74,989      $57,031
          Work-in-process                        8,131        7,172
                                              --------      -------
                                               $83,120      $64,203
                                              --------      -------
                                              --------      -------

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

Note 8 NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The Company anticipates adopting this standard on November 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

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

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays during late November, December and early January and a general industry slowdown during that period.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and nine-month periods ended July 31, 1995 and 1994, and the percentage changes in these income and expense items between periods are contained in the following table:



                                                                                       Percentage Increase
                                                    Percentage of Net Sales               Between Periods
                                         --------------------------------------------  ----------------------
                                           Quarters Ended          Nine Months Ended
                                                 July 31,                July 31,      Quarters  Nine Months
                                         ---------------------   --------------------    Ended     Ended
                                            1995       1994         1995       1994    July 31,  July 31,
                                         --------------------------------------------------------------------
NET SALES                                100.0%     100.0%       100.0%     100.0%     30.1%      28.8%
COST OF PRODUCT SOLD                     (52.3)     (49.6)       (51.5)     (49.5)     37.3       33.8
                                         ------     ------       ------     ------
GROSS PROFIT                              47.7       50.4         48.5       50.5
EXPENSES:
Development and product
engineering                              (10.8)     (10.8)       (11.0)     (11.2)     29.5       26.8
Selling and administration               (21.2)     (23.7)       (22.9)     (24.7)     16.4       19.1
Goodwill amortization                     (0.5)      (0.7)        (0.6)      (0.8)        -          -
Personnel reduction                          -          -         (0.9)         -         -          -
                                         ------     ------       ------     ------
OPERATING INCOME                          15.2       15.2         13.1       13.8      29.4       22.1
OTHER INCOME (EXPENSE), NET:
Interest                                   1.3        0.3          0.8        0.2     506.6      409.3
Other                                     (0.2)      (0.4)        (0.1)      (0.2)    (51.4)     (74.3)
                                         ------     ------       ------     ------
INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM                    16.3       15.1         13.8       13.8      40.3       29.5
PROVISION FOR INCOME TAXES                (5.9)      (5.6)        (4.9)      (5.1)     36.5       26.0
                                         ------     ------       ------     ------
NET INCOME BEFORE
EXTRAORDINARY ITEM                        10.4        9.5          8.9        8.7      42.5       31.5
EXTRAORDINARY ITEM, NET OF
TAXES                                        -          -            -       (0.5)        -          -
                                         ------     ------       ------     ------
NET INCOME                                10.4%       9.5%         8.9%       8.2%     42.5       38.8
                                         ------     ------       ------     ------
                                         ------     ------       ------     ------

     NET SALES: The following table sets forth the Company's net sales for the quarters and nine-month periods ended July 31, 1995 and 1994, for each of the Company's functional product groups described above (dollars in thousands):


                                  Quarters Ended July 31,                     Nine Months Ended July 31,
                       ------------------------------------------     -------------------------------------------
                               1995                    1994                    1995                   1994
                       --------------------     -----------------     --------------------   --------------------
PRODUCT GROUP          Net Sales       %        Net Sales    %         Net Sales      %      Net Sales        %
                       ----------    ------     ---------   -----      ----------   ------   ----------    ------
TRANSMISSION           $   48,752     32.4%     $  28,477    24.6%     $  123,503    29.9%   $   74,239     23.2%
ENTERPRISE
  NETWORKING               32,342     21.5         31,779    27.5          94,454    22.9        86,975     27.1
BROADBAND
  CONNECTIVITY             69,360     46.1         55,432    47.9         194,613    47.2       159,223     49.7
                       ----------    ------     ---------   -----      ----------   ------   ----------    ------
     TOTAL             $  150,454   100.0%      $115,688   100.0%     $  412,570   100.0%   $  320,437    100.0%
                       ----------    ------     ---------   -----      ----------   ------   ----------    ------
                       ----------    ------     ---------   -----      ----------   ------   ----------    ------

                                                                       9

     Net sales for the three-month and nine-month periods ended July 31, 1995, were $150.5 million and $412.6 million, reflecting 30.1% and 28.8% increases over the comparable 1994 time periods. These increases in net sales were primarily the result of increases in sales of transmission products of 71.2% and 66.4% during the quarter and nine-months ended July 31, 1995, respectively. The Company's increased sales of transmission products predominately consisted of fiber optic systems sold to public telecommunications network providers.

     During the quarter and nine months ended July 31, 1995, net sales of broadband connectivity products increased 25.1% and 22.2% over the comparable 1994 periods, reflecting the Company's success in selling these products into new global broadband market applications. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     Reflecting increased sales of fiber optic products in both the transmission and broadband connectivity functional product groups, net sales of fiber optic products represented 41.7% and 40.4% of total net sales for the quarter and nine months ended July 31, 1995, respectively, as compared to 36.0% and 34.4% of total net sales for the quarter and nine months ended July 31, 1994, respectively.

     Net sales of enterprise networking products for the quarter and nine months ended July 31, 1995, increased 1.8% and 8.6%, respectively, over the comparable 1994 time periods. These increases reflect significant growth in net sales of access equipment which were partially offset by decreases in net sales of Local Area Network ("LAN") equipment. Recognizing changes in the competitive environment for LAN equipment, the Company has realigned its Kentrox and Fibermux subsidiaries into the Enterprise Networking Group to better address the industry trend toward integration of LAN and Wide Area Network ("WAN") technologies and products.

     GROSS PROFIT: In the three-month and nine-month periods ended July 31, 1995, the gross profit percentages were 47.7% and 48.5% of net sales, respectively. These gross profit percentages compared to 50.4% and 50.5% of net sales for the three-month and nine-month periods ended July 31, 1994. The declines in gross profit percentages during the 1995 periods were primarily the result of a change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. Future gross profit percentages will continue to be affected by the mix of products the Company sells, the timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Operating expenses for the three months ended July 31, 1995, were $48.9 million, an increase of 20.1% over operating expenses of $40.7 million for the three months ended July 31, 1994. Operating expenses represented 32.5% of net sales for the three months ended July 31, 1995, down from 35.2% of net sales for the three months ended July 31, 1994.

     Operating expenses were $145.9 million for the nine months ended July 31, 1995, an increase of 24.4% over operating expenses of $117.3 million for the nine months ended July 31, 1994. Operating expenses represented 35.4% of net sales for the nine months ended July 31, 1995, compared to 36.6% of net sales for the nine months ended July 31, 1994.

     The increases in absolute dollars of operating expenses during the three-month and nine-month periods ended July 31, 1995, were due primarily to the expanded operations associated with higher revenue levels, and in the nine-months ended July 31, 1995, a charge of $3.9 million related primarily to a personnel reduction at the Fibermux facility resulting from the realignment of the Company's enterprise networking operations. This charge increased operating expenses as a percentage of net sales by 0.9% for the nine months ended July 31, 1995. All other operating expense categories decreased as a percentage of net sales in the nine months ended July 31, 1995, reflecting the Company's ability to leverage operating expenses against revenue levels.

     Development and product engineering expenses were $16.2 million for the three months ended July 31, 1995, an increase of 29.5% over $12.5 million for the three months ended July 31, 1994. For the nine months ended July 31, 1995, development and product engineering expenses were $45.3 million, an increase of 26.8% over $35.8 million for the nine months ended July 31, 1994. These increases reflect substantial product development efforts in each of the Company's three functional product groups. The Company believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups.
However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $31.9 million for the three months ended July 31, 1995, a 16.4% increase over $27.4 million for the three months ended July 31, 1994. For the nine months ended July 31, 1995, selling and administration expenses were $94.3 million, a 19.1% increase over $79.2 million for the nine months ended July 31, 1994. These 1995 increases primarily reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     OTHER INCOME (EXPENSE), NET: For the nine month periods ended July 31, 1995 and 1994, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of cash levels.)

     INCOME TAXES: The Company's effective income tax rate was 36.0% for both the three-month and nine-month periods ended July 31, 1995, and 37.0% for both the three-month and nine-month periods ended July 31, 1994. These rates reflect the $.8 million of non-deductible goodwill amortization included in operating expenses in each of the three-month periods ($2.4 million in each of the nine-month periods) and the beneficial impact of tax credits.

     EXTRAORDINARY ITEM: An extraordinary charge of $1.5 million (or $.03 per share), net of income taxes, was recorded in the nine-month period ended July 31, 1994, representing expenses relating to the clean up and repair of damage to the Fibermux facility resulting from an earthquake in January 1994.

     NET INCOME: Reflecting all of the matters discussed above, net income was $15.7 million (or $.26 per share) for the quarter ended July 31, 1995, an increase of 42.5% over $11.0 million (or $.20 per share) for the quarter ended July 31, 1994, and was $36.5 million (or $.64 per share) for the nine months ended July 31, 1995, an increase of 38.8% over $26.3 million (or $.47 per share) for the nine months ended July 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $176.5 million and $18.8 million during the nine months ended July 31, 1995 and 1994, respectively. The major elements of the 1995 increase were the $182 million of net proceeds from the Company's June 14, 1995, secondary public offering of 6.3 million shares of common stock, and net income before depreciation of $54.8 million, offset by property and equipment additions of $21.0 million, acquisition and investment payments of $10.7 million and the $30.9 million increase in inventory and receivable levels (reflecting an acquisition completed in 1995, as well as growth in business). In the nine months ended July 31, 1994, the major elements of the increase were net income before depreciation of $43.0 million, offset by property and equipment additions of $14.5 million, acquisition payments of $7.1 million and a $14.4 million increase in inventory and receivable levels.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At July 31, 1995, the entire $40 million of borrowings under these agreements was available to the Company and the Company had no long-term debt outstanding.

     Management believes that current cash balances, cash generated from operating activities and borrowings available under revolving credit agreements will be adequate to fund working capital requirements, capital expenditures and possible acquisitions or strategic alliances for the remainder of 1995. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise. Total property and equipment additions for 1995 are expected to be approximately $30 million.

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

               10-a Lease, dated July 17, 1995, between Centract VI LLC and ADC
                    Video Systems, Inc.

               27-a Financial Data Schedule



               b. Reports on Form 8-K

                  None.
                                       14

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ADC TELECOMMUNICATIONS, INC.



                                      BY:  /s/Robert E. Switz
                                        -----------------------------
                                      Robert E. Switz
                                      Vice President, Chief Financial Officer
                                      (Principal Financial Officer,
                                      Duly Authorized Officer)


Dated:  September 1, 1995

                          ADC TELECOMMUNICATIONS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1995


Exhibit
Number    Description                                                    Page
- -------   --------------                                                -------

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


4-c       Composite Restated Bylaws of ADC Telecommunications, Inc., as    N/A
          amended to date (Incorporated by reference to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          October 31, 1989).


4-d       Amended and Restated Rights Agreement, amended and restated as   N/A
          of August 16, 1989, between ADC Telecommunications, Inc. and
          Norwest Bank Minnesota, N.A., as Rights Agent (Incorporated by reference to Exhibit 1 to Amendment No. 1 on Form 8 dated
          August 16, 1989, to the Company's Registration Statement on
          Form 8-A dated September 23, 1986).


10-a Lease, dated July 17, 1995, between Centract VI LLC and ADC Video Systems, Inc.


27-a      Financial Data Schedule