Form 10-K
period 1995-10-31
ADC TELECOMMUNICATIONS INC
filed 1996-01-05
CIK 61478

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
     _X_  For the fiscal year ended October 31, 1995

OR

     ___  For the Transition period from ____________ to _____________

                          Commission File No. 0-1424

                         ADC Telecommunications, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Minnesota                                      41-0743912
---------------------------------------                   -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     4900 West 78th Street
     Minneapolis, Minnesota                                   55435
-------------------------------                        ---------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (612) 938-8080

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g)
of the Act:                                     Common Stock, $.20 par value
                                                Common Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   _X_  Yes      ___  No

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of December 22, 1995, was approximately $2,199,841,550 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

     The number of shares outstanding of the registrant's common stock, $.20 par value, as of December 22, 1995, was 62,759,877.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   ___

DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 27, 1996.

PART I
Item 1.   BUSINESS

     ADC designs, manufactures and markets transmission, enterprise networking and connectivity products for use in broadband global networks. The Company's wide range of products employ fiber, hybrid fiber coax, wireless and traditional copper-based technologies. The Company's customers include:
public network providers, which consist of all seven of the Regional Bell Operating Companies (RBOCs), other telephone companies, long distance carriers, wireless service providers, the major cable TV operators and other domestic public network providers; private and governmental network providers (such as various large business customers and governmental agencies); international network operators; and major telecommunications Original Equipment Manufacturers (OEMs). The Company's products enable these network providers to build and upgrade their networks to support increasing user demand for voice, data and video services.

     As used in this report, the terms "Company" and "ADC" refer to ADC Telecommunications, Inc. and its wholly owned subsidiaries, unless the context otherwise requires; and 1993, 1994 and 1995 refer to the Company's fiscal years ended October 31, 1993, 1994 and 1995, respectively.

INDUSTRY BACKGROUND

     Since the 1970's, the telecommunications equipment industry has grown and changed substantially, primarily as a result of continuous technological development; increased demand for the transmission of data and video traffic and the convergence of all network traffic into integrated multimedia services over public and private networks; and a changing regulatory and competitive environment. The Company believes that these trends will continue to drive changes in the telecommunications equipment industry for the foreseeable future.

     Several important technological developments have spurred the evolution of the telecommunications equipment industry. One important technological change has been the deployment of fiber optic transmission systems. In a fiber optic system, lasers transmit voice, data and video traffic in the form of analog or digital coded light pulses through glass fibers. The increasing shift to fiber optic transmission systems has been principally due to the ability of fiber optics to carry large volumes of information at high speeds, its insensitivity to electromagnetic interference and the high transmission quality made possible by the physical properties of light.

     The development of cost-effective digital technology has allowed greater capacity (or speed) in network transmission and has resulted in an increasing trend over the past decade to replace analog technology in copper, fiber and wireless transmission networks. In analog technology, information is converted to a voltage or current wave form for processing or transmission. In digital technology, information is converted to digital bits and then processed or transmitted using computer based components. Very high-speed digital technology developments such as cell based Asynchronous Transfer Mode (ATM) technologies and Synchronous Optical NETwork (SONET) technologies have enabled network providers to transmit increasing amounts of data and video communications.

     Another important technological change in the telecommunications marketplace is the use of integrated circuits in both public and private telecommunications networks, facilitating significantly more complex networks. Network equipment utilizing integrated circuits is increasingly performing the high speed switching, network performance monitoring, network management, information compression, data translation and other complex functions required to address expanding users' needs.

     More recently, wireless technology developments are having an impact on the telecommunications equipment industry. There has been substantial growth in wireless communications such as cellular telephone services, and significant preparations for increasing use of satellite-based services, personal communications services (PCS) and Multichannel, Multipoint Distribution Systems
(MMDS) for wireless cable services. This growth has been spurred by the convenience of mobility and the limits of wireline infrastructure. In particular, in countries without reliable or extensive wireline systems, wireless service could ultimately provide the primary service platform for both mobile and fixed telecommunications applications, because of the potential savings in installation time and cost. The Company believes that in future years the continuing development of wireless communications technology could substantially extend the reach of current communications networks.

     Demands on network infrastructure have grown substantially in the past decade. Networks increasingly are required to transmit a combination of data and video for the purpose of communicating information, conducting business and delivering entertainment. In addition, both public and private network customers are requesting the convergence of their voice, data and video traffic into integrated multimedia services transmitted over one network. Such demands have prompted the development and use of "broadband" networks, which feature the improved reliability and increased speed of transmission generally required for data and video transmission over the network. Specifically, the industry term "broadband" refers to all transmission speeds of T1 (1.544 million bits per second) and higher. Growth in broadband network applications has fueled increased infrastructure investment by network operators in order to expand network capacity and provide new applications and services to meet users' needs.

     The evolution in technology and user needs has been accompanied by changes in the domestic and international regulatory environment. Since the divestiture of the AT&T regional operating companies in 1984, the RBOCs have been prevented from manufacturing equipment for use in telecommunications networks. As the RBOCs have embarked on aggressive expansion plans, significant opportunities have been created for independent telecommunications equipment manufacturers such as the Company. The policy of deregulation currently being followed by the Federal Communications Commission and other important regulatory agencies throughout the world has increased opportunities for independent companies to supply products and services within public telephone system markets and within private voice, data and video communications markets. Although the ultimate impact is uncertain, current telecommunications legislation being discussed in the U.S. Congress may result in new competitors, including the RBOCs, entering the telecommunications equipment market.

     Outside the United States, the telecommunications equipment market has also expanded and changed significantly in recent years, as network users have increasingly demanded access to voice, data and video communications capabilities. Many countries without reliable or extensive wireline systems are seeking to develop and enhance their telecommunications infrastructure. This growth in demand for network services and infrastructure has been accompanied by changes in the international regulatory environment. In many countries, government operated telecommunications monopolies are being converted to private network services providers, and competition among such carriers may intensify.

     The Company believes that "broadband global networking," or the emerging series of worldwide broadband networks, represents a key enabling capability for meeting the information needs of network users. The addition of high speed data and video traffic has driven the need for broadband infrastructure and has enabled the creation of a wide range of new applications, including video on demand, distance learning, telecommuting and remote medical imaging. The Company participates in this emerging broadband global network market by providing a broad variety of equipment, services and integrated product solutions.

STRATEGY

     ADC's strategy is to capitalize on opportunities in the evolving global telecommunications market by providing equipment, services and integrated solutions for its customers' voice, data and video telecommunications networks. ADC's broad range of products addresses key areas of the telecommunications network infrastructure, and these products are used to connect physical networks, access network services, transport network traffic and manage networks. ADC's diverse product offerings address the needs of its many customers which include the RBOCs, other telephone companies, long distance carriers, wireless service providers, the major cable TV operators, other public network providers, private network providers and telecommunications OEMs. Key components of the Company's strategy include:

* Focus on Broadband Network Opportunities. In recent years, broadband requirements for both public and private networks have grown significantly. Accordingly, ADC is focusing its product development and marketing efforts on opportunities in emerging broadband networks. In the public network market, broadband deployment has been driven by telephone and cable television providers seeking to establish the infrastructure required to offer video, telephony, entertainment, Internet access and other interactive services to residential customers over a single network. In the private network market, broadband requirements have been driven by the growth of voice, data and video applications utilizing increasing amounts of bandwidth. Examples of products developed by ADC to target these opportunities include the Company's Homeworx-TM- system, which has been designed to enable telephone and cable television companies to provide a range of voice, video and data services to residential customers; the Soneplex-Registered Trademark- product, which allows public network providers to cost effectively deliver and manage broadband services over the public network for their business customers; and the AAC-3-TM- ATM access concentrator, which is being developed to allow customers to gain access to switched voice, data and video traffic on public networks from their private networks.

* Provide End-to-End Network Solutions. ADC offers a broad line of telecommunications equipment that addresses customers' key network needs from the central office, through the local loop (the portion of a network that connects a subscriber's equipment to a local central office), into the customer premise and across enterprise networks. Through internal development and acquisitions, ADC has formed its expertise in three major network areas: transmission, enterprise networking and broadband connectivity. ADC is currently enhancing its network management and systems integration capability to enable it to offer customers more complete solutions to their network needs.

* Leverage Technological Capabilities Across Product Groups. ADC has developed substantial expertise in fiber optics, broadband, video and wireless technologies. The Company has built these core competencies through internal development, acquisitions, joint ventures and technology licensing arrangements. ADC's strategy is to leverage these core competencies across its product groups in order to develop new product architectures and network management tools for its customers' evolving voice, data and video network needs in various market areas. An example of this effort is the continuing development of the Company's wireless technologies for use in converging wired and wireless applications such as potential wireless local loop products.

* Expand International Presence. ADC believes that significant growth in the telecommunications equipment market will occur outside the United States as a result of deregulation and the need of many foreign countries to substantially expand or enhance their telecommunications services. ADC's strategy is to expand its international presence by increasing its international sales and marketing resources, leveraging its existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions.

* Pursue Strategic Alliances and Acquisitions. ADC has sought and will continue to seek alliances and acquisitions to: (i) add key technologies that it can leverage across its businesses, (ii) broaden its product offerings,
(iii) enter attractive new markets and (iv) expand or enhance its distribution channels. Recent examples of such alliances and acquisitions include: ADC's OEM joint development efforts with Nokia Telecommunications, the infrastructure arm of Finland-based Nokia Corporation, to develop system solutions for the global cable TV and telecommunications markets; its partnerships with Bellcore and Objective System Integrators (OSI) to jointly develop element manager systems for ADC's Homeworx system; ADC's investment in and development alliance with NetComm Limited of Sydney, Australia, in the area of cable modems; its joint marketing relationship with Hitachi Telecom (USA) which includes ADC's Homeworx and Soneplex broadband access products and Hitachi's SONET and ATM equipment; ADC's technology exchanges with Fore Systems and Bay Networks in the public network ATM access product area; its investment in and development alliance with Optivision for MPEG-1 and MPEG-2 compression technology; and its acquisition of Australia-based AOFR Pty. Ltd. in the fiber optic couplers area.

PRODUCT GROUPS

     The Company's products can be categorized into three general functional groups: (i) transmission, (ii) enterprise networking and (iii) broadband connectivity. These product groups accounted for 31%, 22% and 47%, respectively, of the Company's net sales for the year ended October 31, 1995. Each of these product groups is discussed below.

TRANSMISSION

     ADC's transmission products provide electronic and optical signal generation within predominantly public networks. Certain of the transmission products also provide access to the network in order to monitor, test and reroute circuits within telecommunications transmission systems. ADC's transmission products are designed for use in copper-based, coax-based, fiber-based or wireless transmission networks and are sold to telephone companies, cable TV companies, other public network providers and to users of private voice, data and video networks. Transmission products include fiber optic video delivery products, other high speed voice, data and video delivery and access platforms, wireless microcell systems, test and monitoring systems and digital repeaters. Certain of the Company's transmission products are described below.

DV6000-TM- and Other Fiber Video Delivery Equipment. The DV6000 system transmits a variety of signal types using a high speed, uncompressed digital format (2.4 billion bits per second) over fiber in the super trunking portions of broadcast and interactive video networks. This system is used in significant public residential broadband networks, such as Viacom Cable's San Francisco Bay Area video backbone network and the regional headend network in Florida of TCI Cablevision of Florida, Inc. ADC's PixlNet-TM- multipoint videoconferencing system provides a public network switched digital video system for user-initiated video conference management. The PixlNet system is currently being tested in customer field trials. The Company also manufactures various analog video transmission systems used in cable TV and broadcast applications and interactive systems for distance learning and campus interconnects.

Homeworx Access Transport Platform. The Company's Homeworx access transport platform is a customer loop transmission system for small business and residential customers utilizing hybrid fiber coax technology. The Homeworx system has been designed for deployment on video-only, integrated video and telephony and telephony-only broadband networks provided by telephone operating companies, cable TV companies and other telecommunications common carriers.
The Homeworx system has been selected for video-only use in the residential broadband networks of Ameritech Corporation, Southern New England Telephone Corporation, MediaOne, Cox Cable Communications, Inc. and Cable Bahamas. The enhanced telephony version of the Homeworx system has commenced test trials with a limited number of customers. Also, Optus Vision Pty. Ltd. in Australia has elected to use the telephony capability of the integrated video and telephony Homeworx system in its residential broadband network, and the Company currently plans to begin shipping this product in commercial volumes in the third quarter of 1996. Additionally, the system is being tested by several of the Company's public network provider customers both in the United States and internationally.

Soneplex Service Delivery Platform. The Company's Soneplex platform is an intelligent loop access platform enabling public network providers to deliver T1-based services over copper or fiber for business customers. The Company's Soneplex family of platforms and modules employ electrical-to-optical conversion for transport of voice, data and video over fiber facilities and High bit-rate Digital Subscriber Line (HDSL) transmission technology for transport of high bandwidth services over copper-based systems. Soneplex products also integrate remote provisioning, circuit performance monitoring and test access capabilities to help public network carriers provide reliable service at a low operational cost. The Company has under development new modules and capabilities for the Soneplex platform, including SONET internetworking.

CityWide-TM- Products. The Company's family of CityWide wireless systems products includes the CityCell- Registered Trademark- radio frequency and wideband digital microcells for adding and extending cellular communication coverage, primarily in large urban areas. The CityCell microcell has been commercially deployed by six RBOC cellular network providers. The Company's CityRad-TM- air-to-air re-radiator with traffic level monitoring is designed to extend wireless coverage without adding microcells. Late in 1995, the Company introduced three new advanced intelligent network wireless network solutions to its CityWide product family, a multi-sectored digital microcell, an in-building distributed antenna system and a mini base station and mobile switching center product. These products are expected to enter customer field trials by second quarter 1996 and to be commercially released later in the year.

Test and Monitoring Systems. The Company manufactures a variety of remote digital test and performance monitoring products for copper-based and fiber-based systems.

Digital Repeaters. The Company's copper-based digital repeaters are used primarily in central office applications to regenerate digital signals that have degraded because of transmission over long distances.

SONET and ATM Equipment. The Company has entered into a joint marketing arrangement with an OEM partner under which the Company has the exclusive right to market its partner's SONET and ATM equipment that support advanced high speed data and video applications, primarily in public networks. The Company's partner will market the Company's Homeworx and Soneplex broadband access systems.

ENTERPRISE NETWORKING

     ADC's enterprise networking products provide interconnection and transmission of voice, data and video signals within a private network and also provide access to the public network. These products are designed for use in copper-based, fiber optic and wireless networks and are sold to users of private voice, data and video networks, either directly or through telecommunications common carriers or Value Added Resellers (VARs). Enterprise Networking products include public network access equipment, internetworking products and data network management products. Certain of the Company's enterprise networking products are described below.

Public Network Access Equipment. The Company manufactures a family of Channel Service Unit (CSU) and Data Service Unit (DSU) products which are used to interconnect digitally the public network and the private network. This equipment monitors circuits and provides system protection and other network management functions. Certain of these products also enable the customer to test the performance of its voice network and allow connection of voice, data and video circuits. These products support T1 and T3 (44.6 million bits per second) services and a variety of data protocols, including Frame Relay, Switched Multi-megabit Data Service (SMDS) and ATM. During 1995, the Company began commercial shipment of its AAC-1-TM- and AAC-3 ATM access concentrators which adapt, aggregate, multiplex and manage all voice, data and video signals in various speeds, technologies and protocols for transport over T1 and T3 speed ATM networks, respectively. Recently, the Company has entered into agreements with ATM equipment suppliers such as FORE Systems and Bay Networks to integrate ADC's ATM adaptation and concentration technologies into the two companies' ATM switching and routing products and to jointly market ADC's ATM access concentrators. In addition, the company has made other interoperability announcements of its ATM equipment with local service provider Ameritech and long distance carriers Wiltel, Inc. and Sprint.

Internetworking Products. Internetworking products include fiber optic backbones used to transport high speed multiple voice, data and video signals simultaneously over private networks and link Local Area Networks (LAN), mainframes, minicomputers, personal computers, telephone systems and video equipment with diverse protocols within private networks or over the public network; intelligent wiring hub products which interconnect workstations, personal computers and terminals, utilizing many different LAN protocols and types of cables; and network management systems.

Patch/Switch System and PatchMate-TM- Module. The Company's Patch/Switch system is a data network management product which provides access to and monitors, tests and reconfigures digital data circuits and permits local or remote switching to alternate circuits or backup equipment. This system is modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate module is a manually operated electromechanical device used to gain access to the network in order to monitor, test and reconfigure digital data circuits.

     Recognizing changes in the competitive environment for LAN equipment, during 1995 the Company realigned its Kentrox and Fibermux subsidiaries into one business unit to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products. This group combines LAN and WAN expertise in order to develop, manufacture and distribute advanced network access and transport products for use in current and future broadband enterprise networks. The Company recorded a charge of $3.9 million related to a personnel reduction at the Fibermux facility and other expenses resulting from the realignment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements."

BROADBAND CONNECTIVITY

     ADC's broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to telecommunications system circuits for the purpose of installing, testing, monitoring or reconfiguring such circuits within global public and private networks. These products are sold to the RBOCs, other telephone companies, long distance carriers, other public network providers such as cable TV companies, private network providers and telecommunications OEMs. The Company's broadband connectivity products are designed for use in copper-based, coax, fiber optic or wireless transmission networks. Broadband connectivity products include various network access/connection devices for copper and coax networks, various network access/connection devices for fiber optic networks, modular fiber optic cable routing systems, broadband infrastructure database management systems and outside plant cabinets and enclosures. Certain of the Company's broadband connectivity products are described below.

Jacks, Plugs and Patch Cords. Jacks and plugs are the basic components used to gain access to copper telecommunications circuits for testing and maintenance. Patch cords are wires or cables with a plug on each end. ADC incorporates its jacks, plugs and patch cords into its own products and also sells them in component form, primarily to OEMs. These components are generally manufactured to industry-recognized compatibility and reliability standards as off-the-shelf items.

Jackfields and Patch Bays. A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by telecommunications companies to gain access to copper communication circuits for testing or patching the circuits. ADC manufactures jackfields in both longframe and bantam formats, including prewired and connectorized models. When testing a large number of circuits, series of jackfields are combined in specialized rack assemblies, which often may include test modules. These are called patch bays. ADC manufactures a range of jackfields and patch bays in various configurations. Certain of these jackfields are specialized for use in audio and visual transmission networks in the broadcast industry.

DSX Products. ADC manufactures digital signaling cross-connect (DSX) modules and bays which are jackfields and patch bays designed to gain access to and cross-connect digital copper circuits for both voice and data transmission. Since the introduction of DSX products in 1977, the Company has continued to expand and refine its DSX product offerings, and has become a leading manufacturer of products for the mechanical termination and interconnection of digital circuits used in voice and data transmission. The DS-3 Digital Distribution Point (DDP) product family within the DSX product group are mechanical alternatives to hard-wiring equipment used for cable management and circuit access in software based digital cross-connect systems.

Terminal Block and Frame Products. Terminal blocks are molded plastic blocks with contact points used to facilitate multiple wire interconnections. ADC manufactures a wide variety of terminal blocks. The Company's cross-connect frames are terminal block assemblies used to connect the external wiring of a telecommunications network to the internal wiring of a telephone operating company central office or to interconnect various pieces of equipment within a telephone company.

Video Signal Distribution Products. During 1995, ADC developed and began initial shipment of a series of Video Signal Distribution (VSD) products designed to meet the unique performance requirements of Radio Frequency (RF) video transmission over coax cable. This product family includes a series of splitter/combiner panels, a series of video jacks and panels which monitor, patch and provide a test access point and an analog video interface system panel designed for on-demand testing.

Fiber Optic Patch Cords and Cable Assemblies. Fiber optic patch cords are functionally similar to copper patch cords and are the basic components used to gain access to fiber telecommunications circuits for testing, maintenance, cross-connection and configuration purposes. The Company's LightTracer-TM-fiber optic patch cords provide immediate identification of fiber optic connections. The Company incorporates its fiber optic patch cords and cable assemblies into its own products and also sells them in component form.

Fiber Optic Couplers. Fiber optic couplers are passive connection devices used in fiber optic transmission systems to conform to the stringent environmental, reliability, performance and mechanical standards required in global broadband network and test equipment markets. These products, which include optical splitters and wavelength division multiplexers, were added during 1995 through an acquisition of AOFR Pty. Ltd. in Australia and enable efficient and cost-effective deployment of broadband networks.

Fiber Distribution Panels and Frames. Fiber distribution panels and frames are functionally similar to copper jackfields and frames designed with special considerations of fiber optic properties. They also provide interconnection points between fiber optic cables entering a building and fiber optic cables connected to fiber optic equipment within the building.

FiberGuide -Registered Trademark- System. The FiberGuide system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings.

Outside Plant Products. Outside plant (OSP) products consist of cabinets and other enclosures configured to locate and integrate the functions of passive fiber optic equipment and electronic transmission systems outside the telephone central office/cable TV headend switching and transmission facilities. The Company's OSP products provide flexible network management, remote transmission capability and environmental protection for various telecommunications topologies and architectures. OSP products designed for broadband residential loop applications also provide power supply and coaxial splicing and tapping functions.

Multimedia Systems Products. Multimedia systems products consist of integrated systems from several ADC product areas designed specifically for integrated voice, data and video applications such as distance learning, business, medical and government networks.

Broadband Network Management and Test Solutions. During 1995, ADC released the first phase of its hardware and software products designed to document, manage and test physical layer integrity and signal quality in broadband network transmission systems. Additional phases of these systems are expected to be released during 1996.

     The Company also provides engineer, furnish and install (EF&I) services, consisting of layout and installation of new telecommunications networks, modification of existing networks or the addition of equipment to existing networks. The Company sells its EF&I services primarily to telephone operating companies, other common carriers and users of private telecommunications networks. Building from this expertise, ADC is introducing a complete systems integration service to its customers in 1996. ADC's systems integration services are divided into three unique areas, technical service design and management, operations and implementation and training and documentation services.

SALES AND MARKETING

     ADC sells its products to customers in three primary markets: (i) the United States public telecommunications network market, which consists of all seven of the RBOCs, other telephone companies, long distance carriers, wireless service providers, the major cable TV operators and other domestic public network providers; (ii) the private and governmental voice, data and video network market in the United States, such as various large business customers and governmental agencies that own and operate their own voice, data and video networks for internal use; and (iii) the international public and private network market. The public, private/governmental and international market segments accounted for 58%, 24% and 18%, respectively of the Company's net sales for the year ended October 31, 1995; 57%, 28% and 15%, respectively, of the Company's net sales for the year ended October 31, 1994; and 56%, 28%, and 16%, respectively, of the Company's net sales for the year ended October 31, 1993. The Company also sells product for each of these customer groups to the major telecommunications OEMs.

     Purchases of products by public network providers and the OEMs which supply such companies have accounted for the largest portion of the Company's net sales in recent periods. The Company's transmission and broadband connectivity products for public network providers are primarily located in central transmission facilities (such as telephone company network central offices, cable TV company network supertrunks and headend offices, and wireless network base stations, all of which contain the equipment used in switching and transmitting incoming and outgoing circuits). Increasingly, portions of the Company's public network transmission systems are located in the public network outside plant facilities (outside the central transmission buildings) and on customers' premises. The Company's private and governmental network customers generally purchase the Company's enterprise-wide communications systems and public network access equipment for installation in the networks located at their premises.

     The Company also markets its products outside the United States primarily to telephone operating companies and cable TV companies for public telecommunications networks located in Canada, Europe, the Pacific Rim, Australia and Central and South America.

     A majority of the Company's sales are made by a direct sales force, and the Company maintains sales offices throughout the United States as well as in Canada, Europe, the Pacific Rim, Australia and Central and South America. The Company's products are sold in the United States by approximately 108 field sales representatives located in 20 sales offices throughout the country, and by several dealer organizations and distributors. The Company sells its products to foreign customers through 41 employee field salespersons, eight foreign independent sales representatives and 73 foreign distributors, as well as through United States public and private network providers who also distribute outside the United States.

     The Company has a customer service group that supports field sales personnel and is responsible for application engineering, customer training, entering orders and supplying delivery status information, and a field service engineering group that provides on-site service to customers.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment, to maintain its significant expertise in core technologies and to continue to meet and anticipate its customers' needs. The Company continually reviews and evaluates technological changes affecting the telecommunications market and invests substantially in applications-based research and development. The Company is committed to an ongoing program of new product development that combines internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies from sources outside the Company.

     In recent periods, increasingly significant portions of new telecommunications equipment purchased by public network providers and private network customers have utilized fiber optic transmission technology and have employed digital technology. In the future, these telecommunications network equipment purchasing trends will include increasingly sophisticated, software intensive, switching and network management systems. In addition, there has been significantly increased demand for wireless communications services and higher speed transmission technologies. As a result, the Company's internal and external product development activities are directed at the integration of fiber optic technology into additional products, the continuing development of its Homeworx system for telephony, data and integrated video, telephony and data applications, the development of network systems software, the continuing development of wireless products, the incorporation of ATM technology into voice, data and video products for both public and private telecommunications networks and the addition of video compression technology to its product line. The Company is also developing copper and fiber optic products for applications in the local loop.

     New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and a substantial capital commitment. As a result of these and other factors, development and customer acceptance of new products is inherently uncertain, and there can be no assurance that such products will be developed on a timely basis or achieve market acceptance.

COMPETITION

     Competition in the telecommunications equipment industry is intense, and the Company believes that competition may increase substantially with the deployment of broadband networks and potential regulatory changes. Many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's transmission products are competitive with products offered by several other companies, including AT&T Network Systems, Northern Telecom, Inc. and Motorola, Inc. The Company's enterprise networking products are competitive with the products of a number of other companies, two of which (Bay Networks, Inc. and Cabletron Systems Inc.) are dominant in its intelligent wiring hub markets, and the Company's products face both strong price competition and pressure from alternative distribution strategies utilized by these other companies. The Company's broadband connectivity products are competitive with the products offered by numerous other companies, including AT&T Network Systems and Switchcraft, Inc., a subsidiary of Raytheon Company. In addition, the Company faces increasing competition from a number of other smaller competitors, none of which is dominant at this time.

     The rapid technological developments within the telecommunications industry have resulted in frequent changes to the Company's group of competitors. The Company believes its success in competing with other manufacturers of telecommunications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products and its delivery and service capabilities. While the market for the Company's products has not historically been characterized by significant price competition, the Company may face increasing pricing pressures from current and future competitors in certain or all of the markets for its products.

     The Company believes that technological change, the increasing addition of data, video and other services to integrated multimedia networks, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which is difficult to predict at this time. Increased competition could result in price reductions, reduced margins and loss of market share by the Company. The Company believes industry regulatory change may create new opportunities for suppliers of telecommunications equipment. The Company expects, however, that such opportunities may attract increased competition from others as well. In addition, the Company expects that AT&T Network Systems will continue to be a major supplier to the RBOCs, and compete more extensively outside the RBOC market. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

MANUFACTURING AND SUPPLIES

     The Company manufactures a wide variety of products which are fabricated, assembled and tested in its own facilities or in subcontracted facilities. To seek to reduce costs, the Company also takes advantage of off-shore assembly and sourcing. The manufacturing process for the Company's electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for the Company's electromechanical products consists primarily of fabrication of jacks, plugs, and other basic components from raw materials, assembly of components and testing. The Company's sheet metal, plastic molding, stamping and machining capabilities permit the Company to configure components to customer specifications.

     The Company purchases raw materials and component parts, consisting primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items, from several suppliers. Although a few of the components used by the Company are single sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities of these raw materials and component parts.

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

EMPLOYEES

     As of October 31, 1995, there were 2,984 persons employed by the Company. The Company considers relations with its employees to be good.

Item 2.   PROPERTIES

     The Company's corporate headquarters are currently located in three leased buildings in Minnetonka, Minnesota. The Company also leases facilities in Minnetonka for its Minnesota fiber optic operations and for the engineering, product management, manufacturing and manufacturing support operations for certain of its transmission products.

The Company owns two buildings in Bloomington, Minnesota, which house manu facturing and manufacturing support operations, two facilities in LeSueur, Minnesota, which are used for electromechanical assembly and warehouse space and another building in Bloomington, Minnesota, which is leased to an unaffiliated company. The Company expects to complete, by May 1, 1996, the construction of a distribution center on approximately eight acres of undeveloped land which it owns in Shakopee, Minnesota. In addition, the Company owns approximately 38 acres of undeveloped land in Eden Prairie, Minnesota.

     The Company owns a facility in Portland, Oregon, which serves as the office and manufacturing facility for certain of its enterprise networking products and leases space in Chatsworth, California, for certain other of its enterprise networking operations. The Company leases space in Meriden, Connecticut, Wallingford, Connecticut, and Waseca, Minnesota, as the office, manufacturing and research and development facilities for certain of its transmission products. The Company leases space in Fyshwick, Australian Capital Territory, Australia, which serves as the office and manufacturing facility for certain of its broadband connectivity operations.

     The Company leases space in Richardson, Texas, for an engineering development center and leases sales office facilities in the United States, Canada, Mexico, Venezuela, the United Kingdom, Belgium, Germany, Australia and Singapore. The Company leases additional warehouse space on a short term basis from time to time to meet its needs.

     Leases for the Company's headquarters, sales offices and manufacturing facilities expire at different times through 2004 and are generally renewable on a fixed term or a month-to-month basis. The Company believes that the facilities used in its operations are adequate.

     For information regarding encumbrances on the Company's properties, see
Note 4 to the Consolidated Financial Statements included in Part II, Item 8, of this report.


Item 3.   LEGAL PROCEEDINGS

     None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:
Name                     Office                        Officer Since    Age

William J. Cadogan       Chairman of the Board               1987        47
                         President, Chief Executive
                         Officer and Chief Operating
                         Officer

Lynn J. Davis            Senior Vice President,              1984        48
                         President Broadband
                         Connectivity Group

Richard S. Gilbert       Senior Vice President,              1994        43
                         President Enterprise
                         Networking Group

Frederick D. Lawrence    Senior Vice President,              1994        47
                         President Transmission
                         Group

Carleton A. Brown        Vice President, President           1995        53
                         ADC Video Systems

James C. Granger         Vice President, President           1995        49
                         Access Platforms Systems

William L. Martin III    Vice President, President           1994        48
                         Network Systems Division

Jack P. Reily            Vice President, Business            1994        45
                         Development

Charles T. Roehrick      Vice President, Controller          1995        41

Robert E. Switz          Vice President, Chief Financial     1994        49
                         Officer

     Executive officers of the Company are elected by the Board of Directors. The Company's executive officers were last elected as executive officers on February 28, 1995, except Mssrs. Brown and Granger were elected to their positions March 23, 1995. Messrs. Cadogan, Davis and Reily have served in various capacities with the Company for more than five years. Biographical information regarding the other named officers follows.

     Mr. Gilbert joined the Company in June 1992. Prior to November 1994 he was Vice President and General Manager, Access Group for six months and Vice President Engineering for two years. From 1991 to 1992 he was Vice President of Research and Development at Make Systems, Inc., a manufacturer of a network design and analysis tool. From 1990 to 1991 Mr. Gilbert was Assistant Vice President of Software Engineering for Vitalink Communications Corporation, a manufacturer of data communications equipment.

     Mr. Lawrence joined the Company in March 1994. Prior to such time he was employed by Sprint Corporation for twelve years, most recently as President and CEO of United Telephone of Florida. From 1989 to 1992 he was Senior Vice President Operations of US Sprint.

     Mr. Brown joined the Company in March 1995. Prior to such time he was President of ATx Telecom Systems Inc., a provider of enabling network technology solutions in the fiber optic/SONET transmission systems environments. From 1992 to 1994 he was Senior Vice President and General Manager of Teleport Communications Group, a provider of alternate local exchange services to commercial customers. From 1990-1991 he was President and Chief Operating Officer of Alcatel Network Systems.

     Mr. Granger joined the Company in March 1995. Prior to such time he was employed by Sprint/United Telephone of Florida and Sprint/Centel of Florida as Vice President of Consumer Markets. His previous positions for Sprint/United Telephone of Florida included Vice President of Marketing from 1991 to 1993 and Assistant Vice President of Marketing from 1989 to 1991.

     Mr. Martin joined the Company in September 1994. Prior to such time he was employed by Ascom Timeplex, a manufacturer of data and telecommunications equipment, most recently as Vice President, Technical Marketing. His previous positions included Vice President China Business Development and Vice President U.S. Sales. From 1987 to 1990 he was the Chief Executive Officer of Broadband Telesystems, until that company was acquired by Ascom Timeplex.

     Mr. Roehrick joined the Company in January 1995. Prior to such time he was employed by Cray Research, Inc., a manufacturer of large scale computers, most recently as Controller. From 1992 to 1993 he was Assistant Controller, and from 1989 to 1991 he was Director of Accounting.

     Mr. Switz joined the Company in January 1994. Prior to such time he was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, from 1988, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.20 par value, is traded on the Nasdaq National Market under the symbol "ADCT." The following table sets forth the high and low sale prices for each quarter during the years ended October 31, 1995 and 1994, as reported on that system. All prices have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend in February 1995.

                                             Low      High
                                            -----     -----
     Fiscal Year Ended October 31, 1995
          First Quarter                     19 3/4    25 1/2
          Second Quarter                    22 5/8    34 1/4
          Third Quarter                     27 3/4    40 1/4
          Fourth Quarter                    33        49 3/8
     Fiscal Year Ended October 31, 1994
          First Quarter                     15 1/2    19 3/8
          Second Quarter                    16 1/8    21 3/8
          Third Quarter                     18 1/8    23 3/8
          Fourth Quarter                    18 3/4    23 7/8

     No cash dividends have been declared or paid during the past five years. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's revolving credit agreements have certain restrictions on the payment of cash dividends. As of October 31, 1995, there were approximately 2,665 holders of record of the Common Stock.

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of certain consolidated statement of income and balance sheet information of ADC Telecommunications, Inc. and subsidiaries for the five years ended October 31, 1995. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend in June 1993 and an additional two-for-one stock split effected in the form of a 100% stock dividend in February 1995.

                                                     Years Ended October 31,
                                                     -----------------------
                                             (In Thousands, except per share amounts)

STATEMENT OF INCOME DATA                   1995     1994      1993      1992      1991
                                        --------   --------  --------  --------  --------
Net sales                               $586,222  $448,735  $366,118  $316,496  $293,839
Cost of product sold                     302,094   221,448   178,572   155,074   148,614
                                        --------  --------  --------  --------  --------
Gross profit                             284,128   227,287   187,546   161,422   145,225
                                        --------  --------  --------  --------  --------
Expenses:
  Development and product engineering     66,460    48,974    40,988    36,063    32,315
  Selling and administrative             130,297   110,799    93,311    82,966    74,369
  Goodwill amortization                    3,133     3,135     2,798     2,720     2,744
  Personnel reduction                      3,914       ---       ---     3,800       ---
                                        --------  --------  --------  --------  --------
     Total expenses                      203,804   162,908   137,097   125,549   109,428
                                        --------  --------  --------  --------  --------
Operating income                          80,324    64,379    50,449    35,873    35,797
Other income (expense), net:
  Interest                                 6,803     1,158       183     (942)     (108)
  Other                                    (898)   (1,216)     (895)     (205)       716
                                        --------  --------  --------  --------  --------
Income before income taxes and
  extraordinary item                      86,229    64,321    49,737    34,726    36,405
Provision for income taxes                31,043    23,800    18,101    13,700    14,380
                                        --------  --------  --------  --------  --------
Net income before extraordinary item      55,186    40,521    31,636    21,026    22,025
Extraordinary item, net of taxes (1)         ---   (1,450)       ---       ---       ---
                                        --------  --------  --------  --------  --------
Net income                               $55,186  $ 39,071  $ 31,636  $ 21,026  $ 22,025
                                        ========  ========  ========  ========  ========
Average common shares outstanding         58,547    55,610    54,998    54,176    53,476
                                        ========  ========  ========  ========  ========
Earnings per share before
  extraordinary item (1)                    $.94      $.73      $.58      $.39      $.41
                                        ========  ========  ========  ========  ========
Earnings per share                          $.94      $.70      $.58      $.39      $.41
                                        ========  ========  ========  ========  ========

BALANCE SHEET DATA (at period end):
Cash and cash equivalents               $238,491  $ 49,512  $ 16,324  $ 20,484  $ 30,109
Working capital                          358,786   132,015    87,630    75,284    79,005
Total assets                             601,083   334,684   280,054   240,762   247,169
Total debt                                   410       810     1,110    14,434    45,046
Total stockholders' investment           510,866   264,758   220,394   182,188   158,374
                                        ========  ========  ========  ========  ========

----------------
(1) An extraordinary charge of $1,450,000 (or $.03 per share), net of income taxes, recorded in the quarter ended January 31, 1994, represents the charge to clean up and repair the damage from an earthquake at the Company's facility in California.

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

Results of Operations

     The percentage relationships to net sales of certain income and expense items for the three years ended October 31, 1995, and the percentage changes in these income and expense items between years are contained in the following table:

                                                               Percentage
                                Percentage of Net Sales      Increase Between
                                       Years Ended                Years
                               ---------------------------   ----------------
                                                             1995 vs   1994 vs
                                 1995      1994      1993      1994     1993
                                ------    ------    ------   -------   -------
Net sales                       100.0%    100.0%    100.0%     30.6%     22.6%
Cost of product sold            (51.5)    (49.3)    (48.8)     36.4     24.0
                                ------    ------    ------
Gross profit                      48.5      50.7      51.2     25.0     21.2
Expenses:
  Development and product
    engineering                 (11.3)    (11.0)    (11.2)     35.7     19.5
  Selling and administration    (22.2)    (24.7)    (25.5)     17.6     18.7
  Goodwill amortization           (.6)      (.7)      (.7)        -        -
  Personnel reduction             (.7)         -         -        -        -
                                ------    ------    ------
Operating income                  13.7      14.3      13.8     24.8     27.6
Other income (expense), net:
  Interest                         1.2        .3        .1        -        -
  Other                           (.2)      (.3)      (.3)        -        -
                                ------    ------    ------

Income before income taxes and
    extraordinary item            14.7      14.3      13.6      34.1      29.3
Provision for income taxes       (5.3)     (5.3)     (5.0)      30.4      31.5
                                ------    ------    ------
Net income before
    extraordinary item             9.4       9.0       8.6      36.2      28.1
Extraordinary item, net of taxes     -      (.3)         -         -         -
                                ------    ------    ------
Net income                        9.4%      8.7%      8.6%      41.2      23.5
                                ======    ======    ======

     Net Sales: The following table sets forth the Company's net sales for the three years ended October 31, 1995, for each of the functional product groups described above (dollars in thousands):

                                                                                  PERCENTAGE INCREASE
                               NET SALES FOR THE YEARS ENDED OCTOBER 31,              BETWEEN YEARS
                       ----------------------------------------------------------  -------------------
                                                                                   1995 vs.   1994 vs.
                               1995                1994               1993           1994       1993
                       ------------------  ------------------  ------------------  --------   --------
Product Group          Net Sales      %    Net Sales      %    Net Sales      %
                       ---------     ---   ---------     ---   ---------     ---
Transmission            $184,432    31.5%   $103,694    23.1%    $69,386
18.9%77.9%49.4%

Enterprise Networking    127,405    21.7     123,300    27.5      95,540    26.1       3.3      29.1

Broadband Connectivity   274,385    46.8     221,741    49.4     201,192    55.0      23.7      10.2
     Total              $586,222   100.0%   $448,735   100.0%   $366,118
100.0%30.622.6
                        ========   ======   ========   ======   ========   ======

     Net sales were $586.2 million and $448.7 million for the years ended October 31, 1995 and 1994, reflecting 30.6% and 22.6% annual increases, respectively. The 1995 increase in net sales predominantly reflects the 77.9% and 23.7% increases in sales of transmission and broadband connectivity products, respectively. The 1994 increase over 1993 net sales of $366.1 million resulted from the above increases in all three product groups.

     The Company's 77.9% and 49.4% growth in net sales of transmission products during 1995 and 1994, respectively, predominately reflects increased sales of fiber optic transmission systems to public telecommunications network providers. If the Company's transmission systems introduced within the last three years and continuing transmission product enhancements meet with reasonable market acceptance, the Company anticipates that net sales of transmission products will grow as a percentage of the Company's total net sales.

     Net sales of broadband connectivity products increased 23.7% and 10.2% during 1995 and 1994, respectively, reflecting the Company's success in selling these products into new global broadband market applications. Within the broadband connectivity product group, net sales of ADC's digital signaling cross-connect (DSX) modules and bays have declined as a percentage of total net sales to 23.9% in 1995, from 27.2% in 1994 and 28.7% in 1993. The Company believes that future sales of DSX and other copper connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     Reflecting increased sales of fiber optic products in both the transmission and broadband connectivity product groups, net sales of fiber optic products represented 40.6%, 34.8% and 34.2% of total net sales in 1995, 1994 and 1993, respectively.

     Net sales of enterprise networking products increased 3.3% and 29.1% during 1995 and 1994, respectively. These increases reflect significant growth in net sales of public network access equipment, partially offset by decreases in net sales of Local Area Network (LAN) equipment. The decline in LAN sales was most noticeable during 1995. Recognizing changes in the competitive environment for LAN equipment, the Company has realigned its Kentrox and Fibermux subsidiaries into the Enterprise Networking Group to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products.

     Gross Profit. During 1995, 1994 and 1993, the gross profit percentages were 48.5%, 50.7% and 51.2% of net sales, respectively. The 1995 and 1994 declines in gross profit percentages primarily resulted from the continuing change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. Future gross profit percentages will continue to be affected by the mix of products the Company sells, the timing of new product introductions and manufacturing volume, among other factors.

     Operating Expenses: Total operating expenses for the years ended October 31, 1995, 1994 and 1993 were $203.8 million, $162.9 million and $137.1 million, representing 34.8%, 36.4% and 37.4% of net sales, respectively. The increases in absolute dollars of operating expenses during 1995 and 1994 were due primarily to the expanded operations associated with higher revenue levels and, in the year ended October 31, 1995, a charge of $3.9 million related primarily to a personnel reduction at the Fibermux facility resulting from the realignment of the Company's enterprise networking operations. The decreases in operating expenses as a percentage of net sales during 1995 and 1994 reflect the Company's ability to leverage operating expenses against revenue levels.

     Development and product engineering expenses were $66.5 million, $49.0 million and $41.0 million for the years ended October 31, 1995, 1994 and 1993, respectively, reflecting increases of 35.7% during 1995 and 19.5% during 1994. These increases resulted from substantial product development efforts in each of the Company's three functional product groups. The Company believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups. However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $130.3 million, $110.8 million and $93.3 million for the years ended October 31, 1995, 1994 and 1993, respectively, reflecting increases of 17.6% during 1995 and 18.7% during 1994. These increases resulted from selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Other Income (Expense), Net: For the year ended October 31, 1995, the significant net interest income (expense) category represented net interest income on cash balances. (See "Liquidity and Capital Resources" below for a discussion of cash levels.)

     Income Taxes: See Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of this report for a reconciliation of the federal statutory tax rate to effective tax rates of 36.0%, 37.0% and 36.4% in 1995, 1994 and 1993, respectively. These rates reflect $3.1 million, $3.1 million and $2.8 million of non-deductible goodwill amortization during 1995, 1994 and 1993, respectively, included in operating expenses in each of the three years, and the beneficial impact of tax credits.

     Extraordinary Item: An extraordinary charge of $1.5 million (or $.03 per share), net of income taxes, was recorded in 1994, representing expenses relating to the clean up and repair of damage to the Fibermux facility resulting from an earthquake in January 1994.

     Net Income: Reflecting all of the matters discussed above, net income was $55.2 million (or $.94 per share) for the year ended October 31, 1995, an increase of 41.2% over $39.1 million (or $.70 per share) for the year ended October 31, 1994. Net income for 1994 represented an increase of 23.5% over $31.6 million (or $.58 per share) for the year ended October 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, increased $189.0 million and $33.2 million during the years ended October 31, 1995 and 1994, respectively. The major elements of the 1995 increase were the $181.8 million net proceeds from the Company's June 1995 secondary public offering of 6.3 million shares of common stock and net income before depreciation of $81.5 million, offset by property and equipment additions of $32.5 million, acquisition and investment payments of $12.8 million and the $52.6 million increase in inventory and receivable levels (reflecting an acquisition completed in 1995, as well as growth in business). In the year ended October 31, 1994, the major elements of the increase were net income before depreciation of $62.4 million, offset by property and equipment additions of $21.8 million, acquisition payments of $7.1 million and a $24.4 million increase in inventory and receivable levels.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At October 31, 1995, the entire $40 million of borrowings under these agreements was available to the Company and it had no long-term debt outstanding.

     Management believes that current cash balances, cash generated from operating activities and borrowings available under revolving credit agreements will be adequate to fund working capital requirements, capital expenditures (approximately $20 million committed at October 31, 1995) and possible acquisitions or strategic alliances for 1996. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADC Telecommunications, Inc. and Subsidiaries
Index to Consolidated Financial Statements

(A)  Statement of Registrant

     No separate financial statements of the Company's subsidiaries are included herein because the Company is primarily an operating company and its subsidiaries are wholly-owned.

(B)  Consolidated Statements

Report of Independent Public Accountants                          26

Consolidated Statements of Income for the years ended
     October 31, 1995, 1994 and 1993                              27

Consolidated Balance Sheets as of October 31, 1995 and 1994       28

Consolidated Statements of Stockholders' Investment
     for the years ended October 31, 1995, 1994 and 1993          29

Consolidated Statements of Cash Flows for the years ended
     October 31, 1995, 1994 and 1993                              30

Notes to Consolidated Financial Statements                        31

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

(C)  Supplemental Financial Information -- Unaudited              39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ADC Telecommunications, Inc.:
     We have audited the accompanying consolidated balance sheets of ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADC Telecommunications, Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
December 13, 1995

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE YEARS ENDED OCTOBER 31

                   (In Thousands, Except Per Share Amounts)


                                            1995          1994          1993
                                            ----          ----          ----
Net Sales                                 $586,222     $448,735      $366,118

Cost of Product Sold                       302,094      221,448       178,572
                                          --------     --------      --------

Gross Profit                               284,128      227,287       187,546
                                          --------     --------      --------
   Gross profit percentage                   48.5%        50.7%         51.2%
                                          --------     --------      --------
Expenses:
  Development and product engineering       66,460       48,974        40,988
  Selling and administration               130,297      110,799        93,311
  Goodwill amortization                      3,133        3,135         2,798
  Personnel reduction                        3,914           --            --
                                          --------     --------      --------
   Total expenses                          203,804      162,908       137,097
                                          --------     --------      --------

Operating Income                            80,324       64,379        50,449
Other Income (Expense), Net                  5,905         (58)         (712)
                                          --------     --------      --------

Income before Income Taxes and              86,229       64,321        49,737
  Extraordinary Item

Provision for Income Taxes                  31,043       23,800        18,101
                                          --------     --------      --------

Net Income before Extraordinary Item        55,186       40,521        31,636

Extraordinary Item, Net of Taxes                --      (1,450)            --
                                          --------     --------      --------

Net Income                                 $55,186      $39,071       $31,636
                                          ========     ========      ========

Average Common Shares Outstanding           58,547       55,610        54,998
                                          ========     ========     =========
Earnings per Share before                    $0.94        $0.73         $0.58
  Extraordinary Item                      ========     ========     =========
Earnings per Share                           $0.94        $0.70         $0.58
                                          ========     ========     =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - OCTOBER 31

                                (In Thousands)



                                                          1995          1994
                                                          ----          ----

                                    Assets

Current Assets:
  Cash and cash equivalents                            $238,491      $ 49,512
  Accounts receivable, net of reserves of               107,255        75,348
   $4,258 and $2,494
  Inventories, net of reserves of $8,103 and $5,668      86,559        64,203
  Prepaid income taxes and other assets                  15,442        10,305
                                                       --------      --------
   Total current assets                                 447,747       199,368

Property and Equipment, net                              78,686        66,132

Other Assets, Principally Goodwill                       74,650        69,184
                                                       --------      --------
                                                       $601,083      $334,684
                                                       ========      ========



                   Liabilities and Stockholders' Investment


Current Liabilities:
  Current maturities of long-term debt                 $    410      $    400
  Accounts payable                                       28,820        22,132
  Accrued liabilities                                    59,731        44,821
                                                       --------      --------
   Total current liabilities                             88,961        67,353

Deferred Income Taxes                                     1,256         2,163

Long-Term Debt, Less Current Maturities Above                --           410
                                                       --------      --------
   Total liabilities                                     90,217        69,926
                                                       --------      --------

Stockholders' Investment:
  Common stock,  $0.20 par value; authorized 100,000 shares;
   issued 62,737 and 27,888 shares                       12,547         5,577
  Paid-in capital                                       219,266        34,851
  Retained earnings                                     280,662       225,476
  Cumulative translation adjustment                       (715)            --
  Deferred compensation                                   (894)       (1,146)
                                                       --------      --------
   Total stockholders' investment                       510,866       264,758
                                                       --------      --------
                                                       $601,083      $334,684
                                                       ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                         FOR THE YEARS ENDED OCTOBER 31

                                 (In Thousands)

                                                                                                          Cumulative
                                                               Common Stock        Paid-in     Retained  Translation      Deferred
                                                             Shares    Amount      Capital     Earnings   Adjustment  Compensation
Balance, October 31, 1992                                    13,610  $  2,722    $  25,745     $154,769          --     $  (1,048)
    Stock split effected in the form of a stock dividend     13,778     2,756      (2,756)           --          --             --
    Stock issued for employee benefit plans                     309        61        6,476           --          --          (781)
    Reduction of deferred compensation                           --        --           --           --          --            814
    Net income                                                   --        --           --       31,636          --             --
                                                             ------   -------     --------     --------      ------     ----------

Balance, October 31, 1993                                    27,697     5,539       29,465      186,405          --        (1,015)
    Stock issued for employee benefit plans                     191        38        5,386           --          --        (1,262)
    Reduction of deferred compensation                           --        --           --           --          --          1,131
    Net income                                                   --        --           --       39,071          --             --
                                                             ------   -------     --------     --------      ------     ----------

Balance, October 31, 1994                                    27,888     5,577       34,851      225,476          --        (1,146)
    Stock split effected in the form of a stock dividend     28,044     5,609      (5,609)           --          --             --
    Stock issued for secondary public offering                6,325     1,265      180,489           --          --             --
    Stock issued for employee benefit plans                     480        96        9,535           --          --          (714)
    Reduction of deferred compensation                           --        --           --           --          --            966
    Translation adjustments                                      --        --           --           --       (715)             --
    Net income                                                   --        --           --       55,186          --             --
                                                             ------   -------     --------     --------      ------     ----------

Balance, October 31, 1995                                    62,737   $12,547    $ 219,266     $280,662      $(715)      $   (894)
                                                             ======   =======    =========     ========  ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED OCTOBER 31

                                 (In Thousands)

                                                           1995           1994           1993
                                                           ----           ----           ----
Operating Activities:
  Net income                                             $ 55,186       $ 39,071       $ 31,636
  Adjustments to reconcile net income
  to net cash from operating activities:
     Depreciation and amortization                         26,341         23,366         20,587
     Reduction in deferred compensation                       966          1,131            814
     Decrease in deferred income taxes                    (4,652)        (1,786)          (444)
     Other                                                    455             --             --
     Changes in assets and liabilities
       Accounts receivable                               (31,130)        (8,518)       (19,416)
       Inventories                                       (21,466)       (15,925)        (9,215)
       Prepaid income taxes and other assets              (2,455)          1,010        (3,586)
       Accounts payable                                     6,559          8,438          2,967
       Accrued liabilities                                 14,455         11,414          6,105
                                                         --------       --------       --------
          Total cash from operating activities             44,259         58,201         29,448
                                                         --------       --------       --------

Investment Activities:
  Property and equipment additions, net                  (32,456)       (21,788)       (21,243)
  Acquisition payments                                    (4,676)        (7,087)        (2,199)
  Long-term investments                                   (8,139)             --        (2,598)
                                                         --------       --------       --------
          Total cash used for investment activities      (45,271)       (28,875)       (26,040)
                                                         --------       --------       --------

Financing Activities:
  Decrease in long-term debt                                (400)          (300)       (13,324)
  Common stock issued                                     190,671          4,162          5,756
                                                         --------       --------       --------
          Total cash from (used for)
          financing activities                            190,271          3,862        (7,568)
                                                         --------       --------       --------

Effect of exchange rate changes on cash                      (280)            --             --
                                                         ---------      --------       --------

Increase (Decrease) in Cash and
  Cash Equivalents                                        188,979         33,188        (4,160)

Cash and Cash Equivalents, Beginning of Period             49,512         16,324         20,484
                                                         --------       --------       --------

Cash and Cash Equivalents, End of Period                 $238,491        $49,512        $16,324
                                                         ========       ========       ========

Supplemental Disclosures:
  Interest paid                                          $     52        $   574        $   308
  Income taxes paid                                      $ 27,549        $21,802        $18,206
                                                         ========       ========       ========

                 The accompanying notes are an integral part of these
                             consolidated financial statements

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of ADC Telecommunications, Inc. (a Minnesota corporation) and its wholly owned subsidiaries, referred to collectively herein as the Company. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents: Cash equivalents primarily represent short-term investments in commercial paper with maturities of three months or less. These investments are reflected in the accompanying consolidated balance sheets at cost, which approximates fair value.

Inventories: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market.

Property and Equipment: Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to thirty years or, in the case of leasehold improvements, over the term of the lease, if shorter. Both straight-line and accelerated methods of depreciation are used for income tax purposes.

Goodwill: The excess of the cost of acquired businesses over the fair value of the net assets acquired is being amortized on a straight-line basis over 25 years. Management periodically assesses the amortization period and recoverability of the carrying amount of goodwill based upon an estimate of future cash flows from related operations.

Research and Development Costs: The Company's policy is to expense all research and development costs in the period incurred.

Income Taxes: The Company utilizes the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

Earnings Per Share: Earnings per share is computed using the weighted average number of common shares outstanding during the year, after consideration of the dilutive effect of stock options and restricted stock awards.

Foreign Currency Translation: The Company accounts for translation of foreign currency in accordance with the provisions of SFAS No. 52. The resulting translation adjustments are recorded directly to a separate component of stockholders' investment.

The functional currency for the Company's foreign operations is the applicable local currency. Prior to 1995 the Company's primary functional currency was the U.S. dollar. The functional currency changed because of substantial changes in the Company's foreign operations.

New Accounting Pronouncements:

SFAS No. 121 - Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, requires impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows (undiscounted). The Company anticipates adopting this standard on November 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of the Company.

SFAS No. 123 - Accounting for Stock-Based Compensation, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. As permitted under the new standard, the Company will continue to account for employee stock options under APB No. 25. The pro-forma disclosures required by this standard will be adopted on November 1, 1996.

(2)  Consolidated Income Statement Information

Export Sales:  Export sales were $106,416,000, $67,113,000 and $58,919,000 during 1995, 1994 and 1993, respectively.

Other Income (Expense), Net:

                                            1995           1994          1993
                                                     (In Thousands)
Interest income                           $7,078         $1,309        $  468
Interest expense                           (275)          (151)         (285)
Other income (expense), net                (898)        (1,216)         (895)
                                          ------        -------        ------
                                          $5,905         $ (58)        $(712)
                                          ======        =======        ======

Personnel Reduction: During the quarter ended April 30, 1995, the Company initiated a realignment of its Kentrox and Fibermux subsidiaries into one business unit. The Company recorded a charge of $3,914,000 in conjunction with the realignment, related primarily to a personnel reduction. The realignment terminated approximately 100 Fibermux employees primarily in sales, administration and engineering. Substantially all termination benefits are expected to be paid by December 31, 1995.

Extraordinary Item: The building that serves as headquarters for Fibermux suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The facility sustained damages of $2,300,000 ($1,450,000 after the $850,000 tax benefit). All operations resumed by February 8, 1994.

(3)  Consolidated Balance Sheet Information

                                                      1995         1994
                                                        (In Thousands)
Inventories:
Purchased materials and manufactured products        $75,694     $57,031
Work-in-process                                       10,865       7,172
                                                     -------     -------
                                                     $86,559     $64,203
                                                     =======     =======

Property and equipment:
Land and buildings                                   $33,362     $31,620
Machinery and equipment                              139,294     114,337
Furniture and fixtures                                18,881      16,232
                                                     -------     -------
                                                     191,537     162,189
Less accumulated depreciation
   and amortization                                (112,851)    (96,057)
                                                   ---------    --------
                                                     $78,686     $66,132
                                                   ========-    ========

Goodwill:
Goodwill                                             $77,028     $77,028
Less accumulated amortization                       (14,921)    (11,788)
                                                    --------    --------
                                                     $62,107     $65,240
                                                    ========    ========
Accrued liabilities:
Accrued compensation and benefits                    $34,632     $30,916
Accrued income taxes                                  10,088       5,804
Other accrued liabilities                             15,011       8,101
                                                    --------    --------
                                                     $59,731     $44,821
                                                    ========    ========

(4)  Debt

The Company has a revolving, unsecured credit agreement with four banks which permits borrowings up to $40,000,000 through December 31, 1996, primarily at prevailing market rates of interest. There were no borrowings outstanding under this agreement at October 31, 1995 and 1994.

As of October 31, 1995 and 1994, the Company had a mortgage note payable of $410,000 and $810,000, respectively, collateralized by certain land, buildings and equipment. The note is payable in annual installments of approximately $400,000 through 1996 and bears interest at the rate of 7.55%.

(5)  Employee Benefit Plans

Pension Plan: The Company maintains a defined benefit plan covering a majority of its employees. The plan is funded in accordance with the requirements of Federal laws and regulations. Plan assets consist of fixed income securities and a managed portfolio of equity securities.

Pension expense included the following components:

                                                     1995      1994      1993
                                                          (In Thousands)
Service cost for benefits
  earned during the period                         $1,766    $1,804    $1,828
Interest cost on the projected
  benefit obligation                                1,682     1,522     1,348
Return on assets                                  (3,627)     (633)   (2,137)
Net amortization and deferral                       2,240     (700)       984
                                                  -------   -------   -------
                                                   $2,061    $1,993    $2,023
                                                  =======   =======   =======
Discount rate used to determine
  actuarial present value of
  benefits at October 31                             7.5%      7.5%      7.0%
                                                  =======   =======   =======

The rate of compensation increase used to measure the projected benefit obligation was 5% for all three years. The expected long-term rate of return on plan assets was 9%.

The following table sets forth the funded status of the plan as of October 31:

                                                      1995        1994
                                                       (In Thousands)
Accumulated benefit obligation:
  Vested                                           $(20,357)   $(17,857)
  Nonvested                                          (1,509)     (1,405)
                                                   ---------   ---------
    Total                                           (21,866)    (19,262)
Excess of projected benefit obligation
  over accumulated benefit obligation                (4,055)     (3,164)
                                                   ---------   ---------
Projected benefit obligation                        (25,921)    (22,426)
Market value of plan assets                           20,939      17,589
                                                   ---------   ---------
Unfunded projected benefit obligation                (4,982)     (4,837)
Unrecognized net gain                                (3,240)     (1,922)
Unrecognized prior service cost                        1,842       1,967
Unrecognized transition liability                        851         922
                                                   ---------   ---------
    Total accrued pension liability                 $(5,529)    $(3,870)
                                                   =========   =========

The Company also maintains supplemental defined benefit retirement plans for members of the Board of Directors and for certain officers. The cost of these plans was $458,000, $352,000 and $210,000 during 1995, 1994 and 1993, respectively.

Retirement Savings Plan: The Company maintains a Retirement Savings Plan for employees who have completed one year of service. The Company contributes 1% of wages and, depending on Company performance, partially matches employee contributions to the Plan up to 6% of wages. Employees are fully vested in all contributions. The Company's contributions to the plan totaled $7,504,000, $6,778,000 and $3,210,000 during 1995, 1994, and 1993, respectively. A portion of the Company's cash contributions is invested in the Company's stock by the Plan's trustee.

Stock Award Plans: The Company maintains a Stock Incentive Plan to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company.

The Company also maintains a Nonemployee Director Stock Option Plan in order to enhance the ability to attract and retain the services of experienced and knowledgeable outside directors. This plan provides for granting of a maximum of 220,000 non-qualified stock options at fair market value.

The Company issued shares of common stock to certain employees which are restricted as to their transferability through September 27, 1998. The market value of such stock at the date of issuance is being amortized over the restricted period. The unamortized amount of the resulting deferred compensation is recorded as a reduction of stockholders' investment. In addition, the Company awarded stock retention bonuses which provide for cash payments to offset the personal income taxes incurred upon the lapsing of stock restriction. The compensation expense associated with this plan was $516,000, $3,213,000, and $1,938,000 in 1995, 1994 and 1993, respectively.

The following schedule summarizes activity in the plans:

                                         Stock      Restricted        Grant
                                       Options           Stock        Price
                                      ---------     ----------      ---------
Outstanding at October 31, 1993       1,884,740        221,116      $ 3 - $21
    Granted                             448,270         68,230      $16 - $22
    Exercised                         (324,398)             --      $ 3 - $11
    Restrictions Lapsed                      --      (172,316)      $ 6 - $15
    Canceled                           (35,806)       (16,220)      $ 6 - $19
                                     ----------     ----------
Outstanding at October 31, 1994,      1,972,806        100,810      $ 3 - $22
    Granted                           1,623,441         20,250      $20 - $43
    Exercised                         (636,738)             --      $ 3 - $27
    Restrictions Lapsed                      --          (720)      $18 - $22
    Canceled                          (299,812)       (37,770)      $13 - $32
                                     ----------     ----------
Outstanding at October 31, 1995       2,659,697         82,570      $ 3 - $43
                                     ==========     ==========      =========
Exercisable at October 31, 1995       1,489,570             --      $ 3 - $41
                                     ==========     ==========      =========

During 1993, options for 949,474 shares were exercised at prices ranging from $3 to $9 per share.

(6)  Capital Stock

Authorized Stock: On November 28, 1995, the Board of Directors approved a resolution to increase the authorized number of common shares from 100,000,000 to 300,000,000, subject to shareholder approval. The Company is also authorized to issue 10,000,000 shares of no par value preferred stock. As of October 31, 1995, none of the preferred shares were issued.

Stock Split: On January 24, 1995, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid February 28, 1995, to stockholders of record as of February 15, 1995. The share and per share information in the accompanying financial statements has been adjusted to reflect the effect of the dividend.

Stock Offering: On June 14, 1995, the Company completed a secondary public offering of 6,325,000 shares of its common stock at $30 per share. The net proceeds from the offering were $181,754,000, which will be used for general corporate purposes, including working capital, capital expenditures and possible acquisitions or strategic alliances.

Shareholder Rights Plan: On November 28, 1995, the Board of Directors amended and restated the Company's Shareholder Rights Plan that was originally adopted during 1986. Under the original Plan, the Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock. The Plan, as amended, provides that if any person or group acquires 15% or more of the Company's common stock, each Right not owned by such person or group will entitle its holder to purchase, at the Right's then-current purchase price ($125 for each one-half share of the Company's common stock at November 28, 1995), common stock of the Company having a value of twice the Right's purchase price. The Rights would not be triggered, however, if the acquisition of 15% or more of the Company's common stock is pursuant to a tender offer or exchange for all outstanding shares of the Company's common stock which is determined by the Board of Directors to be fair and in the best interests of the Company and its shareholders. The Rights are redeemable at $0.01 any time prior to the time they become exercisable. The Rights will expire on November 28, 2005, if not previously redeemed or exercised.

(7)  Income Taxes

The components of the provision for income taxes are as follows:

                                                   1995      1994      1993
                                                        (In Thousands)
Current taxes payable:
    Federal                                     $30,666   $21,357   $17,820
    Foreign                                         573       330       426
    State                                         4,456     3,211     2,859
                                                -------   -------   -------
                                                 35,695    24,898    21,105
Deferred                                        (4,652)   (1,098)   (3,004)
                                                -------   -------   -------
Total provision                                 $31,043   $23,800   $18,101
                                                =======   =======   =======

The provision for foreign income taxes is based upon foreign pretax earnings of approximately $1,547,000, $1,563,000 and $1,120,000 during 1995, 1994 and 1993, respectively.

The Company records a reduction in income taxes payable for qualifying tax credits in the year in which they occur. The benefit for deferred taxes is primarily due to timing differences in the tax deductibility of employee benefit plan costs, depreciation and certain accrued expenses and reserves which are not yet deductible for income tax purposes.

The effective income tax rate differs from the Federal statutory rate as follows:

                                                   1995      1994      1993
                                                  -----     -----     -----
     Federal statutory rate                         35%       35%       35%
     Research and development
         tax credits                                (2)       (2)       (2)
     Goodwill amortization                            1         2         2
     State income taxes, net                          3         3         3
     Other, net                                     (1)       (1)       (2)
                                                  -----     -----     -----
         Effective income tax rate                  36%       37%       36%
                                                  =====     =====     =====

Deferred tax assets (liabilities) of the Company as of October 31 are comprised of the following:

                                                 1995           1994
                                                     (In Thousands)
     Current deferred tax assets:
          Asset valuation reserves               $4,002         $3,059
          Accrued liabilities                     7,067          4,339
          Other                                     396            326
                                               --------        -------
             Total                              $11,465         $7,724
                                               ========        =======
     Non-current deferred tax assets (liabilities):
          Depreciation                         $(1,929)       $(2,536)
          Other                                     673            373
                                               --------       --------
             Total                             $(1,256)       $(2,163)
                                               ========        =======

The Company's Federal income tax returns for the years prior to 1994 have been audited and completely settled. Management believes that adequate provision for income taxes has been made for all years through 1995.

(8)  Commitments and Contingencies

Operating Leases: A portion of the Company's operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable with expiration dates ranging through the year 2004. The rental expense included in the accompanying consolidated statements of income was $5,676,000, $5,411,000, and $5,347,000 for 1995, 1994, and 1993 respectively.

The following is a schedule of future minimum rental payments required under all non-cancelable operating leases as of October 31, 1995:

                                         (In Thousands)
          1996                                  $ 5,514
          1997                                    4,683
          1998                                    4,226
          1999                                    3,598
          2000 and thereafter                     4,429
                                                -------
                                                $22,450
                                                =======

Contingencies: There are no legal proceedings pending against or involving the Company which, in the opinion of management, will have a material adverse effect on the Company's financial position or results of operations.

Change of Control: The Board of Directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of the Company. The Board has retained the flexibility to cancel such provisions under certain circumstances.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL FINANCIAL INFORMATION - Unaudited

                   (In Thousands, Except Earnings Per Share)

                                                      1995
                              ------------------------------------------------
                                FIRST    SECOND    THIRD    FOURTH
                               QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                              --------  --------  --------  --------  --------
Net Sales                     $121,774  $140,342  $150,454  $173,652  $586,222
Gross Profit                    59,372    69,039    71,712    84,005   284,128
Income Before Income Taxes      16,352    16,235    24,489    29,153    86,229
Provision for Income Taxes       5,886     5,846     8,815    10,496    31,043
Net Income                      10,466    10,389    15,674    18,657    55,186
Average Common Shares
  Outstanding                   55,849    56,094    59,321    62,655    58,547
Earnings Per Share                0.19      0.18      0.26      0.30      0.94

                                                      1994
                              ------------------------------------------------
                               FIRST     SECOND    THIRD    FOURTH
                               QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                              --------  --------  --------  --------  --------
Net Sales                     $ 91,176  $113,573  $115,688  $128,298  $448,735
Gross Profit                    45,929    57,413    58,342    65,603   227,287
Income Before Income Taxes
  and Extraordinary Item        10,626    16,008    17,456    20,231    64,321
Provision for Income Taxes       3,931     5,923     6,459     7,487    23,800
Net Income Before
  Extraordinary Item             6,695    10,085    10,997    12,744    40,521
Extraordinary Item, Net        (1,450)        --        --        --   (1,450)
Net Income                       5,245    10,085    10,997    12,744    39,071
Average Common Shares
  Outstanding                   55,470    55,568    55,658    55,740    55,610

Earnings Per Share Before
  Extraordinary Item              0.12      0.18      0.20      0.23      0.73
Earnings Per Share                0.09      0.18      0.20      0.23      0.70

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the information contained under the captions "Election of Directors" and "Section 16(a) Reporting" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 27, 1996, which information is incorporated herein.


Item 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated herein) in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 27, 1996, which information is incorporated herein.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 27, 1996, which information is incorporated herein.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), reference is made to the information contained in the last paragraph under the caption "Election of Directors -- Compensation of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 27, 1996, which information is incorporated herein.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) 1.    FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

     Report of Independent Public Accountants.
     Consolidated Statements of Income for the years ended October 31,
       1995, 1994 and 1993.
     Consolidated Balance Sheets as of October 31, 1995 and 1994.
     Consolidated Statements of Changes in Stockholders' Investment for
       the years ended October 31, 1995, 1994 and 1993.
     Consolidated Statements of Cash Flows for the years
       ended October 31, 1995, 1994 and 1993.
     Notes to Consolidated Financial Statements.
     Supplemental Financial Information (Unaudited).

     2.   FINANCIAL STATEMENT SCHEDULES

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable, or the information required has been included elsewhere in the financial statements and related notes.

     3.   LISTING OF EXHIBITS

Exhibit
Number    Description
  3-a     Restated Articles of Incorporation of ADC Telecommunications, Inc.,
as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan.)

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

Exhibit
Number    Description
   4-b    Restated Articles of Incorporation of ADC Telecommunications, Inc.,
as amended to date. (Incorporated by reference to Exhibit 4(b) of the Company's Registration Statement on Exhibit Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan.)

   4-c    Composite Restated Bylaws of ADC Telecommunications, Inc., as amended to date (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

   4-d    Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995.)

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

  10-d*   Access Platform System Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-e*   ALS Management Incentive Plan for the fiscal year ended October 31,
1994. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-f*   Business Development Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-g*   Cable Management Management Incentive Plan for the fiscal year ended
October 31, 1994. (Incorporated by reference to Exhibit 10-d to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

Exhibit
Number    Description
  10-h*   Corporate Management Incentive Plan for the fiscal year ended October
31, 1994. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-i*   Fibermux Management Incentive Plan for the fiscal year ended October
31, 1994. (Incorporated by reference to Exhibit 10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-j*   International Management Incentive Plan for the fiscal year ended
October 31, 1994. (Incorporated by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-k*   Kentrox Management Incentive Plan for the fiscal year ended October
31, 1994. (Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-l*   Vice President of Sales and Customer Service Management Incentive
Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-m*   Senior Vice President Transmission Group Management Incentive Plan
for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-n*   Transmission Management Incentive Plan for the fiscal year ended
October 31, 1994. (Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-o*   Transmission Product and Marketing Management Management Incentive
Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-l to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-p*   Transmission Product and Marketing Management (International)
Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

  10-q*   Access Platform Systems Incentive Plan Fiscal Year 1995.
(Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

Exhibit
Number    Description
  10-r*   ALS Management Incentive Plan Fiscal Year 1995.  (Incorporated by
reference to Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-s*   Broadband Connectivity Copper Management Incentive Plan Fiscal Year
1995. (Incorporated by reference to Exhibit 10-d to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-t*   Broadband Connectivity Fiber Management Incentive Plan Fiscal Year
1995. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-u*   Broadband Connectivity Management Incentive Plan Fiscal Year 1995.
(Incorporated by reference to Exhibit 10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-v*   Corporate Management Incentive Plan Fiscal Year 1995.  (Incorporated
by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-w*   Fibermux President Management Incentive Plan Fiscal Year 1995.
(Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-x*   International Management Incentive Plan Fiscal Year 1995.
(Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-y*   Kentrox Management Incentive Plan Fiscal Year 1995.  (Incorporated by
reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-z*   Network Services Management Incentive Plan Fiscal Year 1995.
(Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-aa* Transmission Group Management Incentive Plan Fiscal Year 1995. (Incorporated by reference to Exhibit 10-l to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-bb* Vice President of Sales and Customer Service Management Incentive Plan Fiscal Year 1995. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

Exhibit
Number    Description
  10-cc* Wireless Management Incentive Plan Fiscal Year 1995. (Incorporated by reference to Exhibit 10-n to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

  10-dd* Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan. (Incorporated by reference to Exhibit 10-ee to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-ee* ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

  10-ff* Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

  10-gg* First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

  10-hh* ADC Telecommunications, Inc. Directors' Supplemental Retirement Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-ii* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan. (Incorporated by reference to Exhibit 19-b of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1991.)

  10-jj* ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978. (Incorporated by reference to Exhibit 10-n to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-kk* ADC Telecommunications, Inc. Excess Benefits Plan, dated as of January 1, 1985. (Incorporated by reference to Exhibit 10-o to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-ll* ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990. (Incorporated by reference to Exhibit 10-p to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

Exhibit
Number    Description
  10-mm   Lease, dated March 1, 1986, between ADC Telecommunications, Inc. and
Metro International Ltd. as amended. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

  10-nn   Renewal of Lease, dated July 9, 1990, between ADC Telecommunications,
Inc. and Metro International General Partner Canada, Inc. (Incorporated by reference to Exhibit 10-z to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-oo   Lease Agreement, dated August 21, 1990, between Minnetonka Corporate
Center I Limited Partnership and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-pp   Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-qq   Sublease Agreement, dated October 31, 1990, between Seagate
Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

  10-rr   Lease, dated February 25, 1991, between American Lightwave Systems,
Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-t to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

  10-ss   Lease, dated December 18, 1992, between Fibermux Corporation and
Greenville Dallas Delaware, Inc. (Incorporated by reference to Exhibit 10-dd to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

  10-tt   Lease, dated August 2, 1993, between ADC Telecommunications, Inc. and
Engelsma Limited Partnership. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-uu     Lease, dated September 30, 1993, between American Lightwave Systems,
Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

Exhibit
Number    Description
  10-vv   Sublease, dated as of February 21, 1995, between Seagate Technology,
Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)

  10-ww   Lease, dated July 17, 1995, between Centract VI LLC and ADC Video
Systems, Inc. (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.)

  21-a    Subsidiaries of the Company.

  23-a    Consent of Independent Public Accountants to the incorporation of their report dated December 13, 1995, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos. 2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407, 33-58409 and
33-59445.

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

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1995.

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

                                   ADC TELECOMMUNICATIONS, INC.

Dated: December 28, 1995           By:  /s/ William J. Cadogan
                                      William J. Cadogan
                                      Chairman of the Board, President,
                                      Chief Executive Officer and
                                      Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William J. Cadogan             Chairman of the Board, President,
William J. Cadogan                 Chief Executive Officer and Chief
                                   Operating Officer (principal executive
                                   officer)

/s/ Robert E. Switz                Vice President, Chief Financial Officer
Robert E. Switz                    (principal financial officer)

/s/ Charles T. Roehrick            Vice President and Controller
Charles T. Roehrick                (principal accounting officer)

Dated: December 28, 1995

James C. Castle, Ph.D.*  Director
Thomas E. Holloran*      Director
B. Kristine Johnson*     Director
Charles W. Oswald*       Director
Alan E. Ross*            Director
Jean-Pierre Rosso*       Director
Donald M. Sullivan*      Director
Warde F. Wheaton*        Director
John D. Wunsch*          Director




*By  /s/ David F. Fisher
     David F. Fisher
     Attorney-in-fact

                         ADC TELECOMMUNICATIONS, INC.
                          Annual Report on Form 10-K
                  For the Fiscal Year Ended October 31, 1995

                                 EXHIBIT INDEX

Exhibit
Number    Description                                                   Page
3-a    Restated Articles of Incorporation of ADC Telecommunications,     N/A
Inc., as amended to date.  (Incorporated by reference to Exhibit
4(b) of the Company's Registration Statement on Form S-8 dated
March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan.)

3-b    Composite Restated Bylaws of ADC Telecommunications, Inc.,        N/A
as amended to date (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended
October 31, 1989.)

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

4-d    Second Amended and Restated Rights Agreement, amended and         N/A
restated as of November 28, 1995, between ADC Telecommunications,
Inc. and Norwest Bank Minnesota, N.A. (amending and restating the
Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995.)

10-a   Stock Option and Restricted Stock Plan, restated as of            N/A
January 26, 1988. (Incorporated by reference to Exhibit 19-a to the Company's Quarterly Report on Form 10-Q for the quarter ended
April 30, 1988.)

Exhibit
Number Description                                                      Page
10-b   Amendment to Stock Option and Restricted Stock Plan dated as      N/A
of September 26, 1989. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-c   The ADC Telecommunications, Inc. 1991 Stock Incentive Plan,       N/A
as amended. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended
January 31, 1993.)

10-d   Access Platform System Management Incentive Plan for the          N/A
fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-e   ALS Management Incentive Plan for the fiscal year ended           N/A
October 31, 1994. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended
July 31, 1994.)

10-f   Business Development Management Incentive Plan for the fiscal     N/A
year ended October 31, 1994.  (Incorporated by reference to Exhibit
10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-g   Cable Management Management Incentive Plan for the fiscal         N/A
year ended October 31, 1994.  (Incorporated by reference to Exhibit
10-d to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.)

10-h   Corporate Management Incentive Plan for the fiscal year ended     N/A
October 31, 1994. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended July
31, 1994.)

10-i   Fibermux Management Incentive Plan for the fiscal year ended      N/A
October 31, 1994. (Incorporated by reference to Exhibit 10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended July
31, 1994.)

10-j   International Management Incentive Plan for the fiscal year       N/A
ended October 31, 1994. (Incorporated by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q for the quarter ended
July 31, 1994.)

10-k   Kentrox Management Incentive Plan for the fiscal year ended       N/A
October 31, 1994. (Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended
July 31, 1994.)

Exhibit
Number Description                                                      Page
10-l   Vice President of Sales and Customer Service Management           N/A
Incentive Plan for the fiscal year ended October 31, 1994.
(Incorporated by reference to Exhibit 10-i to the Company's Quarterly
Report on Form 10-Q for the quarter ended July 31, 1994.)

10-m   Senior Vice President Transmission Group Management Incentive     N/A
Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form
10-Q for the quarter ended July 31, 1994.)

10-n   Transmission Management Incentive Plan for the fiscal year        N/A
ended October 31, 1994. (Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended
July 31, 1994.)

10-o   Transmission Product and Marketing Management Management          N/A
Incentive Plan for the fiscal year ended October 31, 1994.
(Incorporated by reference to Exhibit 10-l to the Company's Quarterly
Report on Form 10-Q for the quarter ended July 31, 1994.)

10-p   Transmission Product and Marketing Management (International)     N/A
Management Incentive Plan for the fiscal year ended October 31, 1994. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly
Report on Form 10-Q for the quarter ended July 31, 1994.)

10-q   Access Platform Systems Incentive Plan Fiscal Year 1995.          N/A
(Incorporated by reference to Exhibit 10-b to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-r   ALS Management Incentive Plan Fiscal Year 1995.  (Incorporated   N/A
by reference to Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10-s   Broadband Connectivity Copper Management Incentive Plan Fiscal    N/A
Year 1995. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10-t   Broadband Connectivity Fiber Management Incentive Plan Fiscal     N/A
Year 1995. (Incorporated by reference to Exhibit 10-e to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10-u   Broadband Connectivity Management Incentive Plan Fiscal Year      N/A
1995. (Incorporated by reference to Exhibit 10-g to the Company's
Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

Exhibit
Number Description                                                      Page
10-v   Corporate Management Incentive Plan Fiscal Year 1995.             N/A
(Incorporated by reference to Exhibit 10-g to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-w   Fibermux President Management Incentive Plan Fiscal Year 1995.    N/A
(Incorporated by reference to Exhibit 10-h to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-x   International Management Incentive Plan Fiscal Year 1995.         N/A
(Incorporated by reference to Exhibit 10-i to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-y   Kentrox Management Incentive Plan Fiscal Year 1995.               N/A
(Incorporated by reference to Exhibit 10-j to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-z   Network Services Management Incentive Plan Fiscal Year 1995.      N/A
(Incorporated by reference to Exhibit 10-k to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-aa  Transmission Group Management Incentive Plan Fiscal Year 1995.    N/A
(Incorporated by reference to Exhibit 10-l to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-bb  Vice President of Sales and Customer Service Management           N/A
Incentive Plan Fiscal Year 1995.  (Incorporated by reference to Exhibit
10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10-cc  Wireless Management Incentive Plan Fiscal Year 1995.              N/A
(Incorporated by reference to Exhibit 10-n to the Company's Quarterly
Report on Form 10-Q for the quarter ended January 31, 1995.)

10-dd  Supplemental Executive Retirement Plan Agreement for William      N/A
J. Cadogan, dated as of November 1, 1990, between ADC Telecommuni-cations, Inc. and William J. Cadogan. (Incorporated by reference to Exhibit 10-ee to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-ee  ADC Telecommunications, Inc. Change in Control Severance Pay      N/A
Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

Exhibit
Number Description                                                      Page
10-ff  Compensation Plan for Directors of ADC Telecommunications,        N/A
Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 19-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

10-gg  First Amendment of the Compensation Plan for Directors of ADC     N/A
Telecommunications, Inc. restated as of December 31, 1988.
(Incorporated by reference to Exhibit 10-s to the Company's Annual
Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-hh  ADC Telecommunications, Inc. Directors' Supplemental Retirement   N/A
Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-ii  ADC Telecommunications, Inc. Nonemployee Director Stock Option    N/A
Plan.  (Incorporated by reference to Exhibit 19-b of the Company's
Quarterly Report on Form 10-Q for the quarter ended April 30, 1991.)

10-jj  ADC Telecommunications, Inc. Deferred Compensation Plan, dated    N/A
as of November 1, 1978. (Incorporated by reference to Exhibit 10-n to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-kk  ADC Telecommunications, Inc. Excess Benefits Plan, dated as of    N/A
January 1, 1985. (Incorporated by reference to Exhibit 10-o to the Company's Annual Report on Form 10-K for the fiscal year ended
October 31, 1990.)

10-ll  ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of      N/A
September 1, 1990. (Incorporated by reference to Exhibit 10-p to the Company's Annual Report on Form 10-K for the fiscal year ended
October 31, 1990.)

10-mm  Lease, dated March 1, 1986, between ADC Telecommunications,       N/A
Inc. and Metro International Ltd. as amended. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991.)

10-nn  Renewal of Lease, dated July 9, 1990, between ADC Telecom-        N/A
munications, Inc. and Metro International General Partner Canada, Inc. (Incorporated by reference to Exhibit 10-z to the Company's Annual
Report on Form 10-K for the fiscal year ended October 31, 1990.)

Exhibit
Number Description                                                      Page
10-oo  Lease Agreement, dated August 21, 1990, between Minnetonka        N/A
Corporate Center I Limited Partnership and ADC Telecommunications,
Inc.  (Incorporated by reference to Exhibit 10-x to the Company's
Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-pp  Lease Agreement, dated October 26, 1990, between Lutheran         N/A
Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-qq  Sublease Agreement, dated October 31, 1990, between Seagate       N/A
Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-rr  Lease, dated February 25, 1991, between American Lightwave        N/A
Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-t to the Company's Annual Report on Form
10-K for the fiscal year ended October 31, 1991.)

10-ss  Lease, dated December 18, 1992, between Fibermux Corporation      N/A
and Greenville Dallas Delaware, Inc.  (Incorporated by reference to
Exhibit 10-dd to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-tt  Lease, dated August 2, 1993, between ADC Telecommunications,      N/A
Inc. and Engelsma Limited Partnership. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.)

10-uu  Lease, dated September 30, 1993, between American Lightwave       N/A
Systems, Inc. and 999 Research Parkway, Inc. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form
10-K for the fiscal year ended October 31, 1993.)

10-vv  Sublease, dated as of February 21, 1995, between Seagate          N/A
Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form
10-Q for the quarter ended April 30, 1995.)

10-ww  Lease, dated July 17, 1995, between Centract VI LLC and           N/A
ADC Video Systems, Inc. (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended
July 31, 1995.)

Exhibit
Number Description                                                      Page
21-a   Subsidiaries of the Company                                        xx

23-a   Consent of Independent Public Accountants to the incorporation     xx
of their report dated December 13, 1995, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos. 2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407,
33-58409 and 33-59445.

24-a   Powers of attorney.                                                xx

27-a   Financial Data Schedule.                                           xx