Form 10-Q
period 1996-01-31
ADC TELECOMMUNICATIONS INC
filed 1996-03-18
CIK 61478

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            ----------------------

                                   FORM 10-Q

(Mark One)
      /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 1996
                                      OR
      / /         TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from N/A to N/A

                         Commission file number 0-1424

                         ADC Telecommunications, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Minnesota                                 41-0743912
     ------------------------------               ------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                 4900 West 78th Street, Minneapolis, MN  55435
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)

                                (612) 938-8080
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Common stock, $.20 par value:  63,152,409 shares as of March 8, 1996

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                (In Thousands)

                                    ASSETS

                                                 January 31,    October 31,
                                                     1996           1995
                                                 -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                    $225,457       $238,491
     Accounts receivable                           107,033        107,255
     Inventories                                   105,059         86,559
     Prepaid income taxes and other assets          15,061         15,442
                                                  --------       --------
          Total current assets                     452,610        447,747

PROPERTY AND EQUIPMENT, net                         86,270         78,686

OTHER ASSETS, principally goodwill                  78,278         74,650
                                                  --------       --------
                                                  $617,158       $601,083
                                                  ========       ========

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt             $410           $410
     Accounts payable                               24,404         28,820
     Accrued liabilities                            63,305         59,731
                                                  --------        -------
          Total current liabilities                 88,119         88,961

DEFERRED INCOME TAXES                                1,256          1,256
                                                  --------       --------
     Total liabilities                              89,375         90,217

STOCKHOLDERS' INVESTMENT
     (62,778 and 62,737 shares outstanding)        527,783        510,866
                                                  --------       --------
                                                  $617,158       $601,083
                                                  ========       ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                   (In Thousands, Except per Share Amounts)

                                                    For the Quarters Ended
                                                         January 31,
                                                ------------------------------
                                                     1996             1995
                                                  ---------        ----------
NET SALES                                         $162,591          $121,774

COST OF PRODUCT SOLD                                84,681            62,402
                                                  --------          --------

GROSS PROFIT                                        77,910            59,372
                                                  --------          --------

     Gross profit percentage                         47.9%             48.8%
                                                  --------          --------

EXPENSES:
     Development and product engineering            19,943            13,209
     Selling and administration                     34,907            29,763
     Goodwill amortization                             784               784
                                                  --------          --------

          Total expenses                            55,634            43,756
                                                  --------          --------

OPERATING INCOME                                    22,276            15,616

OTHER INCOME (EXPENSE), NET:
     Interest                                        3,552               656
     Other                                           (341)                80
                                                  --------          --------

INCOME BEFORE INCOME TAXES                          25,487            16,352

PROVISION FOR INCOME TAXES                           9,174             5,886
                                                  --------          --------

NET INCOME                                         $16,313           $10,466
                                                  ========          ========

AVERAGE COMMON SHARES OUTSTANDING                   62,758            55,849
                                                  ========          ========

EARNINGS PER SHARE                                   $0.26             $0.19
                                                  ========          ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                (In Thousands)

                                                    For the Quarters Ended
                                                         January 31,
                                                -----------------------------
                                                     1996             1995
                                                   --------         --------
OPERATING ACTIVITIES:
   Net income                                      $16,313           $10,466
   Adjustments to reconcile net income to net cash from
           operating activities -
      Depreciation and amortization                  7,209             5,979
      Reduction in deferred compensation                72               107
      Decrease in deferred income taxes                 --              (94)
      Other                                             26                67
      Changes in assets and liabilities
           Accounts receivable                         124               982
           Inventories                            (18,506)           (7,617)
           Prepaid income taxes and other assets       391               433
           Accounts payable                        (4,369)           (1,354)
           Accrued liabilities                       3,614           (2,946)
                                                  --------          --------
             Total cash from operating activities    4,874             6,023
                                                  --------          --------

INVESTMENT ACTIVITIES:
   Property and equipment additions, net          (13,942)           (5,302)
   Long-term investments                           (4,528)                --
                                                  --------          --------
             Total cash used for investment
                 activities                       (18,470)           (5,302)
                                                  --------          --------

FINANCING ACTIVITIES:
   Common stock issued                                 639             1,143
                                                  --------          --------
             Total cash from financing activities      639             1,143
                                                  --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               (77)                 3
                                                  --------          --------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS   (13,034)             1,867

CASH AND CASH EQUIVALENTS, beginning of period     238,491            49,512
                                                  --------          --------

CASH AND CASH EQUIVALENTS, end of period          $225,457           $51,379
                                                  ========          ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                   (In Thousands, Except Per Share Amounts)

                                           1st      4th      3rd      2nd
                                         Quarter  Quarter  Quarter  Quarter
                                           1996     1995     1995     1995
                                         -------- -------- -------- --------
NET SALES                               $162,591 $173,652 $150,454  $140,342

COST OF PRODUCT SOLD                      84,681   89,647   78,742    71,303
                                        -------- -------- --------  --------

GROSS PROFIT                              77,910   84,005   71,712    69,039
                                        -------- -------- --------  --------

          Gross profit percentage          47.9%    48.4%    47.7%     49.2%
                                        -------- -------- --------  --------

EXPENSES:
     Development and product engineering  19,943   21,112   16,202    15,937
     Selling and administration           34,907   35,959   31,937    32,638
     Goodwill amortization                   784      783      784       782
     Personnel reduction                      --       --       --     3,914
                                        -------- -------- --------  --------
          Total expenses                  55,634   57,854   48,923    53,271
                                        -------- -------- --------  --------

OPERATING INCOME                          22,276   26,151   22,789    15,768

OTHER INCOME(EXPENSE), NET:
          Interest                         3,552    3,671    1,929       547
          Other                            (341)    (669)    (229)      (80)
                                        -------- -------- --------  --------

INCOME BEFORE INCOME TAXES                25,487   29,153   24,489    16,235

PROVISION FOR INCOME TAXES                 9,174   10,496    8,815     5,846
                                        -------- -------- --------  --------

NET INCOME                               $16,313  $18,657  $15,674   $10,389
                                        ======== ======== ========  ========

AVERAGE COMMON SHARES
OUTSTANDING                               62,758   62,655   59,321    56,094
                                        ======== ======== ========  ========

EARNINGS PER SHARE                         $0.26    $0.30    $0.26     $0.18
                                        ======== ======== ========  ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note 1 Accounting Policies: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the three months ended January 31, 1996, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 Inventories: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at January 31, 1996, and October 31, 1995, consisted of (in thousands):

                                                1996      1995
                                              --------  --------
               Purchased materials and
                  manufactured products       $96,419   $75,694
               Work-in-process                  8,640    10,865
                                             --------  --------
                                             $105,059   $86,559
                                             ========  ========


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

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 1996 and 1995 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                                   Percentage
                                                                    Increase
                                           Percentage of Net Sales (Decrease)
                                            for the Quarters Ended  Between
                                                  January 31        Periods
                                           ----------------------- ----------
                                              1996        1995
                                            --------    --------
NET SALES                                    100.0%      100.0%        33.5%

COST OF PRODUCTS SOLD                        (52.1)      (51.2)         35.7
                                           --------    --------

GROSS PROFIT                                   47.9        48.8         31.2

EXPENSES:

     Development and product engineering     (12.2)      (10.9)         51.0

     Selling and administration              (21.5)      (24.4)         17.3

     Goodwill amortization                     (.5)        (.7)            -
                                           --------    --------

OPERATING INCOME                               13.7        12.8         42.6

OTHER INCOME (EXPENSE), NET:

     Interest                                   2.2          .5            -

     Other                                     (.2)          .1            -
                                           --------    --------

INCOME BEFORE INCOME TAXES                     15.7        13.4         55.9

PROVISION FOR INCOME TAXES                    (5.7)       (4.8)         55.9
                                           --------    --------

NET INCOME                                    10.0%        8.6%         55.9
                                           ========    ========

     Net Sales: Net sales for the quarter ended January 31, 1996 by product group, compared to the quarter ended January 31, 1995, are as follows:

                               Quarter Ended January 31, ($ in Thousands)
                               ------------------------------------------
                                        1996                1995
                                 ------------------  ------------------
    Product Group                 Net Sales    %      Net Sales   %
-------------------------         ---------- -----    ---------------

Transmission                        $51,427  31.6%      $35,418  29.1%

Enterprise Networking                31,606   19.5       31,147   25.6

Broadband Connectivity               79,558   48.9       55,209   45.3
                                 ----------  -----   ----------  -----
    Total                          $162,591 100.0%     $121,774 100.0%
                                 ==========  =====   ==========  =====

     Net sales for the quarter ended January 31, 1996 were $162.6 million, reflecting a 33.5% increase over the quarter ended January 31, 1995. The increase resulted from 45.2% and 44.1% increases in sales of transmission and broadband connectivity group products, respectively. The Company's increased sales of transmission products predominately consist of fiber optic systems sold to public telecommunications network providers.

     The Company's increased sales of broadband connectivity products reflect success in selling these products into expanding global broadband market applications during the quarter. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     Reflecting increased sales of fiber optic products in both the transmission and broadband connectivity product groups, net sales of fiber optic products represented 42.0% and 40.8% of total net sales for the quarters ended January 31, 1996 and 1995, respectively.

     The 1.5% increase in net sales of enterprise networking group products reflected strong first quarter growth in sales of access equipment which were partially offset by decreases in sales of Local Area Network (LAN) equipment. Recognizing changes in the competitive environment for LAN equipment, the Company realigned its Kentrox and Fibermux subsidiaries into one enterprise networking group during second quarter 1995 to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products.

     Gross Profit: The gross profit percentage for first quarter 1996, 47.9% of net sales, was lower than the 48.8% gross profit percentage for first quarter 1995 primarily due to a product sales mix that was heavily weighted toward sales of newer, lower margin products which address emerging, global broadband applications. Future gross profit percentages will continue to be affected by the mix of products the Company sells, the timing of new product introductions and manufacturing volume, among other factors.

     Operating Expenses: Total operating expenses for the quarters ended January 31, 1996 and 1995 were $55.6 million and $43.8 million, representing 34.2% and 35.9% of net sales, respectively. The increase in absolute dollars of operating expenses was due primarily to expanded operations associated with higher revenue levels during the quarter ended January 31, 1996. The decrease as a percentage of net sales during the quarter reflects the Company's ability to leverage operating expenses against revenue levels.

     Development and product engineering expenses were $19.9 million for the quarter ended January 31, 1996, representing a 51.0% increase over the quarter ended January 31, 1995. The increase reflects substantial product development and introduction efforts in each of the Company's three functional product groups. The Company believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups. However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $34.9 million for the quarter ended January 31, 1996, representing a 17.3% increase over the quarter ended January 31, 1995. The increase reflects selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Other Income (Expense), Net: For the quarters ended January 31, 1996 and 1995, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of cash levels.)

     Income Taxes: The effective income tax rate was 36.0% for the quarters ended January 31, 1996 and 1995. In addition to the $784,000 of non-deductible goodwill amortization included in operating expenses each quarter, the rates reflect the beneficial impact of tax credits.

     Net Income: Reflecting all of the matters discussed above, net income was $16.3 million (or $.26 per share) for the quarter ended January 31, 1996, an increase of 55.9% over $10.5 million (or $.19 per share) for the quarter ended January 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $13.0 million and increased $1.9 million during the quarters ended January 31, 1996 and 1995, respectively. The major elements of the 1996 decrease were net income before depreciation of $23.5 million offset by the $18.5 million increase in inventory levels (reflecting growth in business), property and equipment additions of $13.9 million and long-term investments of $4.5 million. The major elements of the 1995 increase were net income before depreciation of $16.4 million, partially offset by the $7.6 million increase in inventory levels (reflecting growth in business) and property and equipment additions of $5.3 million.

     The Company may borrow up to $40 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At January 31, 1996 and October 31, 1995, the full $40 million of revolving borrowing remained available to the Company, and it had no long-term debt outstanding.

     Management believes that current cash balances, cash generated from operating activities and borrowings available under revolving credit agreements will be adequate to fund working capital requirements, capital expenditures (approximately $20.0 million committed at January 31, 1996) and possible acquisitions or strategic alliances for 1996. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       a.  An annual meeting of shareholders was held on February 27, 1996.

       b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.

       c-1. Amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 300,000,0000 was approved (48,034,425 affirmative votes; 10,413,776 negative votes; 135,626 abstentions and 127,500 broker non-votes).

       c-2. The following table shows the vote totals with respect to the election of the three directors:

            For terms expiring in 1999

                                      VOTES             AUTHORITY
                   NAME                FOR               WITHHELD
             ---------------      --------------      -------------

             James C. Castle, Ph.D. 52,773,833          5,937,494
             Donald M. Sullivan     52,790,791          5,920,536
             John D. Wunsch         52,789,530          5,921,797

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
       a.  Exhibits

          4-a Form of certificate for shares of Common Stock of ADC Telecommunications, Inc.

          4-b  Restated Articles of Incorporation of ADC
               Telecommunications, Inc., as amended (Incorporated by reference to Exhibit 4-b of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan)

          4-c Composite Restated Bylaws of ADC Telecommunications, Inc., as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989)

          4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16,
               1989), which includes as Exhibit A thereto the form of Right Certificate (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995)

          10-d Access Platform Systems Management Incentive Plan Fiscal
               Year 1996

          10-e Broadband Connectivity AOFR Management Incentive Plan
               Fiscal Year 1996

          10-f Broadband Connectivity Copper Management Incentive Plan
               Fiscal Year 1996

          10-g Broadband Connectivity Fiber Management Incentive Plan
               Fiscal Year 1996

          10-h Broadband Connectivity Management Incentive Plan Fiscal
               Year 1996

          10-i Corporate Management Incentive Plan Fiscal Year 1996

          10-j Enterprise Networking Group Management Incentive Plan
               Fiscal Year 1996

          10-k International Management Incentive Plan Fiscal Year 1996

          10-l VP of Sales, Enterprise Networking Group Management
               Incentive Plan Fiscal Year 1996

          10-m Network Services Management Incentive Plan Fiscal Year
               1996

          10-n Transmission Group Management Incentive Plan Fiscal Year
               1996

          10-o ADC Video Systems Management Incentive Plan Fiscal Year
               1996

          10-p Wireless Management Incentive Plan Fiscal Year 1996

          10-q VP of Sales, Broadband Connectivity Management Incentive
               Plan Fiscal Year 1996

          10-r Systems Integration Management Incentive Plan Fiscal Year
               1996

          10-s VP of Global Customer Service Management Incentive Plan
               Fiscal Year 1996

          10-t Transmission Group Manufacturing Management Incentive Plan
               Fiscal Year 1996

          10-u VP of Sales, Transmission Group Management Incentive Plan
               Fiscal Year 1996

          10-v First Amendment of Lease, dated November 9, 1995, between
               ADC Telecommunications, Inc. and Metro International Inc. (for the Company's facility located at 11311 K-Tel Drive, Minnetonka, Minnesota)

          10-w Extension of Lease, dated December 7, 1995, between ADC
               Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota)

          10-x Extension of Lease, dated December 7, 1995, between ADC
               Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota)

          27-a Financial Data Schedule

       b.  Reports on Form 8-K

           Report on Form 8-K dated November 28, 1995, describing under Item 5, that the Company amended the Shareholder Rights Plan originally adopted on September 23, 1986, and previously amended on August 16, 1989

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 15, 1996             ADC TELECOMMUNICATIONS, INC.



                              By:    /s/ Robert E. Switz
                                   Robert E. Switz
                                   Vice President, Chief Financial Officer
                                   (Principal Financial Officer,
                                   Duly Authorized Officer)

                         ADC TELECOMMUNICATIONS, INC.
                          EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 1996


   Exhibit No.            Description
   -----------            -----------

       4-a Form of certificate for shares of Common Stock of ADC Telecommunications, Inc.

       4-b     Restated Articles of Incorporation of ADC
               Telecommunications, Inc., as amended (Incorporated by reference to Exhibit 4-b of the Company's Registration Statement on Form S-8 dated March 11, 1994, for the Company's 1994 Employee Stock Purchase Plan)

       4-c Composite Restated Bylaws of ADC Telecommunications, Inc., as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989)

       4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16,
               1989), which includes as Exhibit A thereto the form of Right Certificate (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995)

       10-d    Access Platform Systems Management Incentive Plan Fiscal
               Year 1996

       10-e    Broadband Connectivity AOFR Management Incentive Plan
               Fiscal Year 1996

       10-f Broadband Connectivity Copper Management Incentive Plan Fiscal Year 1996

       10-g Broadband Connectivity Fiber Management Incentive Plan Fiscal Year 1996

       10-h    Broadband Connectivity Management Incentive Plan Fiscal
               Year 1996

       10-i    Corporate Management Incentive Plan Fiscal Year 1996

       10-j    Enterprise Networking Group Management Incentive Plan
               Fiscal Year 1996

       10-k    International Management Incentive Plan Fiscal Year 1996

       10-l VP of Sales, Enterprise Networking Group Management Incentive Plan Fiscal Year 1996

       10-m    Network Services Management Incentive Plan Fiscal Year
               1996

       10-n    Transmission Group Management Incentive Plan Fiscal Year
               1996

       10-o    ADC Video Systems Management Incentive Plan Fiscal Year
               1996

       10-p    Wireless Management Incentive Plan Fiscal Year 1996

       10-q VP of Sales, Broadband Connectivity Management Incentive Plan Fiscal Year 1996

       10-r    Systems Integration Management Incentive Plan Fiscal Year
               1996

       10-s VP of Global Customer Service Management Incentive Plan Fiscal Year 1996

       10-t Transmission Group Manufacturing Management Incentive Plan Fiscal Year 1996

       10-u VP of Sales, Transmission Group Management Incentive Plan Fiscal Year 1996

       10-v    First Amendment of Lease, dated November 9, 1995, between
               ADC Telecommunications, Inc. and Metro International Inc. (for the Company's facility located at 11311 K-Tel Drive, Minnetonka, Minnesota)

       10-w Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota)

       10-x Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota)

       27-a    Financial Data Schedule