Form 10-Q
period 1996-04-30
ADC TELECOMMUNICATIONS INC
filed 1996-06-14
CIK 61478

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  ----------

                                   FORM 10-Q

(Mark One)
       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1996
                                      OR
       / /     TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from N/A to N/A

                         Commission file number 0-1424

                           ADC Telecommunications, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Minnesota                          41-0743912
    ----------------------------------        -------------------
       (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)         Identification No.)

                 4900 West 78th Street, Minneapolis, MN  55435
             ----------------------------------------------------
              (Address of principal executive offices) (zip code)

                                (612) 938-8080
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES     X                   NO
                         --------                   --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.20 par value:  64,856,608 shares as of June 11, 1996

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                (In Thousands)


                                    ASSETS


                                               April 30,      October 31,
                                                  1996            1995
                                               ----------      ----------
CURRENT ASSETS:
     Cash and cash equivalents                 $191,838        $238,491
     Accounts receivable                        127,555         107,255
     Inventories                                121,875          86,559
     Prepaid income taxes and other assets       16,206          15,442
                                             ----------      ----------
          Total current assets                  457,474         447,747

PROPERTY AND EQUIPMENT, net                     104,541          78,686

OTHER ASSETS, principally goodwill               91,717          74,650
                                             ----------      ----------

                                               $653,732        $601,083
                                             ==========      ==========


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt           $45            $410
     Accounts payable                            24,635          28,820
     Accrued liabilities                         72,844          59,731
                                             ----------      ----------
          Total current liabilities              97,524          88,961

DEFERRED INCOME TAXES                             1,110           1,256

LONG-TERM DEBT, less current maturities above       444              --
                                             ----------      ----------
          Total liabilities                      99,078          90,217

STOCKHOLDERS' INVESTMENT
     (64,084 and 62,737 shares outstanding)     554,654         510,866
                                             ----------      ----------

                                               $653,732        $601,083
                                             ==========      ==========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                   (In Thousands, Except per Share Amounts)



                               For the Quarters Ended  For the Six Months Ended
                                      April 30,              April 30,
                               ----------------------  -----------------------
                                   1996        1995       1996        1995
                               -----------  ---------  ----------  -----------

NET SALES                          $193,053  $140,342    $355,644   $262,116

COST OF PRODUCT SOLD                103,636    71,303     188,317    133,705
                                   --------  --------    --------   --------

GROSS PROFIT                         89,417    69,039     167,327    128,411
                                   --------  --------    --------   --------

          Gross profit percentage     46.3%     49.2%       47.0%      49.0%
                                   --------  --------    --------   --------

EXPENSES:
  Development and product
     engineering                     21,629    15,937      41,572     29,146
  Selling and administration         37,516    32,638      72,423     62,401
  Goodwill amortization                 883       782       1,667      1,566
  Personnel reduction                    --     3,914          --      3,914
                                   --------  --------    --------   --------

          Total expenses             60,028    53,271     115,662     97,027
                                   --------  --------    --------   --------

OPERATING INCOME                     29,389    15,768      51,665     31,384

OTHER INCOME (EXPENSE), NET:
          Interest                    2,597       547       6,149      1,203
          Other                       (892)      (80)     (1,233)         --
                                   --------  --------    --------   --------

INCOME BEFORE INCOME TAXES           31,094    16,235      56,581     32,587

PROVISION FOR INCOME TAXES           11,195     5,846      20,369     11,732
                                   --------  --------    --------   --------

NET INCOME                          $19,899   $10,389     $36,212    $20,855
                                   ========  ========    ========   ========

AVERAGE COMMON SHARES OUTSTANDING    64,024    56,094      63,381     55,974
                                   ========  ========    ========   ========

EARNINGS PER SHARE                    $0.31     $0.18       $0.57      $0.37
                                   ========  ========    ========   ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                (In Thousands)


                                                  For the Six Months Ended
                                                         April 30,
                                              -------------------------------
                                                 1996                 1995
                                              ----------           ----------
OPERATING ACTIVITIES:
     Net income                                  $36,212              $20,855
     Adjustments to reconcile net income to net
          cash from operating activities -
        Depreciation and amortization             15,221               11,567
        Reduction in deferred compensation           229                  271
        Decrease in deferred income taxes          (146)                (189)
        Other                                          7                  115
        Changes in assets and liabilities
          Accounts receivable                   (17,860)              (6,516)
          Inventories                           (28,914)             (18,142)
          Prepaid income taxes and other assets        9                (283)
          Accounts payable                       (6,618)                  482
          Accrued liabilities                      5,256              (4,855)
                                              ----------           ----------
            Total cash from operating activities   3,396                3,305
                                              ----------           ----------

INVESTMENT ACTIVITIES:
     Acquisition payments                        (9,416)              (4,676)
     Property and equipment additions, net      (33,786)             (12,108)
     Long-term investments                       (6,803)              (1,000)
                                              ----------           ----------
            Total cash used for investment
              activities                        (50,005)             (17,784)
                                              ----------           ----------

FINANCING ACTIVITIES:
     Decrease in long-term debt                  (2,472)                (400)
     Common stock issued                           2,789                2,504
                                              ----------           ----------
            Total cash from financing activities     317                2,104

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (361)                  (2)
                                              ----------           ----------

DECREASE IN CASH AND CASH EQUIVALENTS           (46,653)             (12,377)

CASH AND CASH EQUIVALENTS, beginning of period   238,491               49,512
                                              ----------           ----------

CASH AND CASH EQUIVALENTS, end of period        $191,838              $37,135
                                              ==========           ==========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                   (In Thousands, Except Per Share Amounts)


                                          2nd       1st      4th      3rd
                                        Quarter   Quarter  Quarter  Quarter
                                          1996      1996     1995     1995
                                        --------  -------- -------- --------
NET SALES                               $193,053  $162,591 $173,652 $150,454

COST OF PRODUCT SOLD                     103,636    84,681   89,647   78,742
                                        --------  -------- -------- --------

GROSS PROFIT                              89,417    77,910   84,005   71,712
                                        --------  -------- -------- --------

          Gross profit percentage          46.3%     47.9%    48.4%    47.7%
                                        --------  -------- -------- --------

EXPENSES:
     Development and product engineering  21,629    19,943   21,112   16,202
     Selling and administration           37,516    34,907   35,959   31,937
     Goodwill amortization                   883       784      783      784
                                        --------  -------- -------- --------
          Total expenses                  60,028    55,634   57,854   48,923
                                        --------  -------- -------- --------

OPERATING INCOME                          29,389    22,276   26,151   22,789

OTHER INCOME(EXPENSE), NET:
          Interest                         2,597     3,552    3,671    1,929
          Other                            (892)     (341)    (669)    (229)
                                        --------  -------- -------- --------

INCOME BEFORE INCOME TAXES                31,094    25,487   29,153   24,489

PROVISION FOR INCOME TAXES                11,195     9,174   10,496    8,815
                                        --------  -------- -------- --------

NET INCOME                               $19,899   $16,313  $18,657  $15,674
                                        ========  ======== ======== ========

AVERAGE COMMON SHARES OUTSTANDING         64,024    62,758   62,655   59,321
                                        ========  ======== ======== ========

EARNINGS PER SHARE                         $0.31     $0.26    $0.30    $0.26
                                        ========  ======== ======== ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



Note 1 Accounting Policies: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the six months ended April 30, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.


Note 2 Inventories: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at April 30, 1996, and October 31, 1995, consisted of (in thousands):

                                              1996       1995
                                           ---------- ----------
                Purchased materials and
                   manufactured products    $111,582     $75,694
                Work-in-process               10,293      10,865
                                          ----------  ----------
                                            $121,875     $86,559
                                          ==========  ==========

Note 3 Acquisitions: During the second quarter, the Company exchanged 1,176,950 shares of its common stock in two separate business combinations for all the outstanding shares of Da Tel Fibernet, Inc. ("Da Tel") and Information Transmission Systems Corp. ("ITS"). Both transactions were accounted for as poolings of interests. Da Tel provides engineering, design and installation services for telecommunications companies. ITS designs and manufactures wireless television transmission products for the cable and broadcast industries.

          Financial data for periods prior to the second quarter has not been restated for these combinations because neither the net assets or operating results were material, individually or in the aggregate, to the Company's consolidated financial statements.

          During the second quarter, the Company purchased all of the outstanding stock of Skyline Technology, Inc. ("Skyline") for an initial cash payment of $12 million and an additional amount not to exceed $20 million. The additional amounts will be payable over a three year period beginning November 1, 1996, subject to the achievement of certain performance goals. Skyline designs and manufactures ISDN/Frame Relay access products.

          The Skyline acquisition was accounted for as a purchase. The purchase price exceeded the fair value of the acquired assets by approximately $11 million. This amount is being amortized over ten years on a straight line basis. The inclusion of Skyline financial data prior to the date of acquisition would not have materially affected reported results.


Note 4 Subsequent Event: On May 31, 1996, the Company exchanged 715,431 shares of its common stock for all of the outstanding capital stock of Metrica Systems Limited ("Metrica"). The acquisition was accounted for as a pooling of interests. Metrica, based in London, England, designs and manufactures network management software.

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

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company is experiencing growth through acquisition and expansion and results of operations described in this Form 10-Q may not be indicative of results to be achieved in future periods. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and six months ended April 30, 1996 and 1995 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                            Percentage Increase
                            Percentage of Net Sales           Between Periods
                         -----------------------------     --------------------
                      Quarters Ended    Six Months Ended   Quarters   Six Months
                        April 30,          April 30,        Ended       Ended
                      --------------    ----------------
                       1996    1995        1996   1995     April 30,  April 30,
                      ------  ------      ------ ------   ---------- ----------
Net Sales             100.0%  100.0%      100.0%  100.0%      37.6%      35.7%
Cost of Product Sold  (53.7)  (50.8)      (53.0)  (51.0)      45.3       40.8
                      -----   -----       -----   -----
Gross Profit           46.3    49.2        47.0    49.0       29.5       30.3
Expenses:
   Development and
     product
     engineering      (11.2)  (11.3)      (11.7)  (11.1)      35.7       42.6
   Selling and
     administration   (19.4)  (23.3)      (20.3)  (23.8)      14.9       16.1
   Goodwill
     amortization      (0.5)   (0.6)       (0.5)   (0.6)       -          -
   Personnel reduction  -      (2.8)        -      (1.5)       -          -
                      -----   -----       -----   -----
Operating Income       15.2    11.2        14.5    12.0       86.4       64.6
Other Income (Expense), Net:
     Interest           1.3     0.4         1.7     0.5      374.8      411.1
     Other             (0.4)    -          (0.3)    -          -          -
                      -----   -----       -----   -----
Income Before Income
   Taxes               16.1    11.6        15.9    12.5       91.5       73.6
Provision for Income
   Taxes               (5.8)   (4.2)       (5.7)   (4.5)      91.5       73.6
                      -----   -----       -----   -----
Net Income             10.3%    7.4%       10.2%    8.0%      91.5       73.6
                      =====   =====       =====   =====

     Net Sales: The following table sets forth the Company's net sales for the quarters and six-month periods ended April 30, 1996 and 1995 for each of the Company's functional product groups described above:


                Quarters Ended April 30,        Six Months Ended April 30,
           ------------------------------- ----------------------------------
                1996            1995            1996              1995
           --------------- --------------- ---------------   ----------------
Product
Group      Net Sales   %   Net Sales   %   Net Sales   %     Net Sales    %
- -------    --------- ----- --------- ----- --------- -----   ---------- -----
Transmission$67,653  35.0%  $39,334  28.0% $119,080  33.5%    $74,751  28.5%
Enterprise
 Networking  37,639  19.5    30,965  22.1    69,245  19.5      62,112  23.7
Broadband
 Connectivity87,761  45.5    70,043  49.9   167,319  47.0     125,253  47.8
          --------   ----  --------  ----  --------  ----    --------  ----

  Total    $193,053 100.0% $140,342 100.0% $355,644 100.0%   $262,116 100.0%
           ========  ====  ========  ====  ========  ====    ========  ====

     Net sales for the three-month and six-month periods ended April 30, 1996 were $193.1 million and $355.6 million, reflecting 37.6% and 35.7% increases, respectively, over the comparable 1995 time periods. These increases in total net sales are the result of increases in net sales for all three product groups.

     During the quarter and six months ended April 30, 1996, net sales of transmission products increased 72.0% and 59.3%, respectively, over the comparable 1995 time periods. These increases are primarily the result of revenue contributions of nearly $12.5 million from companies acquired during the quarter and increased sales of transmission systems sold to public telecommunications network providers.

     Net sales of broadband connectivity products increased 25.3% and 33.6% during the quarter and six months ended April 30, 1996, respectively, over the comparable 1995 time periods, primarily reflecting the Company's success in selling these products into expanding global broadband market applications.
The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     During the quarter and six months ended April 30, 1996, net sales of enterprise networking products increased 21.6% and 11.5%, respectively, over the quarter and six months ended April 30, 1995. These increases reflect significant growth in net sales of access equipment, which was partially offset by a decrease in net sales of Local Area Network (LAN) equipment. Recognizing changes in the competitive environment for LAN equipment, the Company realigned its Kentrox and Fibermux subsidiaries into one enterprise networking group during second quarter 1995 to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products.

     Net sales of fiber optic products represented 37.1% and 38.8% of total net sales for the quarters ended April 30, 1996 and 1995, respectively. For the six months ended April 30, 1996 and 1995, net sales of fiber optic products represented 39.3% and 39.7% of total net sales, respectively. These percentages reflect more than 30% growth in net sales of fiber optic products, as well as the $12.5 million of revenue contributions of non-fiber products from companies acquired during the quarter.

     Gross Profit: In the three-month and six-month periods ended April 30, 1996, the gross profit percentages were 46.3% and 47.0% of net sales, respectively. These gross profit percentages compared to 49.2% and 49.0% for the three-month and six-month periods ended April 30, 1995. The declines in gross profit percentages during the 1996 time periods were primarily the result of a change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. The Company anticipates that its future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

     Operating Expenses: Total operating expenses for the quarter and six months ended April 30, 1996 were $60.0 million and $115.7 million, representing 31.1% and 32.5% of net sales, respectively. Total operating expenses for the quarter and six months ended April 30, 1995 were $53.3 million and $97.0 million, representing 38.0% and 37.0% of net sales, respectively. The 1996 decrease in operating expenses as a percentage of net sales for both the quarter and six-month period reflects the Company's operating leverage on increased net sales.

     The increases in absolute dollars of operating expenses during the quarter and six months ended April 30, 1996 of 12.7% and 19.2%, respectively, were due primarily to the expanded operations associated with higher revenue levels in 1996. Expenses during the quarter ended April 30, 1995 included a charge of $3.9 million related primarily to a personnel reduction at Fibermux resulting from the realignment of the Company's Kentrox and Fibermux subsidiaries. This charge increased operating expenses as a percentage of net sales by 2.8% and 1.5% during the quarter and six months ended April 30, 1995.

     Development and product engineering expenses were $21.6 million for the quarter ended April 30, 1996, an increase of 35.7% over $15.9 million for the quarter ended April 30, 1995. For the six months ended April 30, 1996, development and product engineering expenses were $41.6 million, an increase of 42.6% over $29.1 million for the six months ended April 30, 1995. These increases reflect substantial product development efforts in each of the Company's three functional product groups.

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

     Selling and administration expenses were $37.5 million for the quarter ended April 30, 1996, an increase of 14.9% over $32.6 million for the quarter ended April 30, 1995. For the six months ended April 30, 1996, selling and administration expenses were $72.4 million, an increase of 16.1% over $62.4 million for the six months ended April 30, 1995. These increases reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Other Income (Expense), Net: For the three-month and six-month periods ended April 30, 1996, net interest income was $2.6 million and $6.1 million, respectively. Net interest income for the three-month and six-month periods ended April 30, 1995 was $0.5 million and $1.2 million, respectively. Net interest income represents interest income on cash balances for all periods presented. The significant 1996 increases in net interest income primarily reflect $182.0 million of cash proceeds from the Company's June 1995 secondary public offering of 6.3 million shares of common stock. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     Income Taxes: The Company's effective income tax rate was 36.0% for the three-month and six-month periods ended April 30, 1996 and 1995. These rates reflect the approximately $.9 million of non-deductible goodwill amortization included in operating expenses in each of the three-month periods
(approximately $1.7 million in each of the six-month periods) and the beneficial impact of tax credits.

     Net Income: Reflecting all of the matters discussed above, net income was $19.9 million (or $.31 per share) for the three months ended April 30, 1996, an increase of 91.5% over $10.4 million (or $.18 per share) for the three months ended April 30, 1995, and was $36.2 million (or $.57 per share) for the six months ended April 30, 1996, an increase of 73.6% over $20.9 million (or $.37 per share) for the six months ended April 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $46.7 million and $12.4 million during the six months ended April 30, 1996 and 1995, respectively. The major elements of the 1996 decrease were net income before depreciation of $51.4 million offset by the $46.8 million increase in receivables and inventory levels, property and equipment additions of $33.8 million and acquisition payments and long-term investments of $16.2 million. The 1996 increases in receivables and inventory levels and property and equipment additions reflect
growth in business as well as the acquisitions during the quarter.   See Note 3
to the Consolidated Financial Statements included in this report for a discussion of acquisitions during the quarter. The major elements of the 1995 decrease were net income before depreciation of $32.4 million, offset by property and equipment additions of $12.1 million, acquisition payments of $4.7 million, and the $24.7 million increase in inventory and receivable levels (reflecting an acquisition completed in 1995, as well as growth in business).

     The Company may borrow up to $40.0 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid at any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At April 30, 1996 and October 31, 1995, the entire $40.0 million of revolving borrowing remained available to the Company. At April 30, 1996, the long-term debt outstanding related to the companies acquired during the quarter.

     Management believes that current cash balances, cash generated from operating activities and borrowings available under revolving credit agreements will be adequate to fund working capital requirements, capital expenditures (approximately $37.0 million committed at April 30, 1996) and possible acquisitions or strategic alliances for 1996. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

CAUTIONARY STATEMENT

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth on Exhibit 99 to this Form 10-Q.

                          PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION

          In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing a cautionary statement identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a.  Exhibits

              4-a Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996)

              4-b   Restated Articles of Incorporation of ADC
                    Telecommunications, Inc., as amended (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated May 24, 1996)

              4-c Composite Restated Bylaws of ADC Telecommunications, Inc., as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989)

              4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995)

              27    Financial Data Schedule

              99    Cautionary Statement Regarding Forward-Looking
                    Statements

          b.  Reports on Form 8-K

              None

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 14, 1996         ADC TELECOMMUNICATIONS, INC.



                              By:    /s/ Robert E. Switz
                                   --------------------------------------
                                   Robert E. Switz
                                   Vice President, Chief Financial Officer
                                   (Principal Financial Officer,
                                   Duly Authorized Officer)

                         ADC TELECOMMUNICATIONS, INC.
                          EXHIBIT INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED JANUARY 31, 1996


   Exhibit No.            Description
   -----------            -----------

        4-a Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996)

        4-b       Restated Articles of Incorporation of ADC
                  Telecommunications, Inc., as amended (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated May 24, 1996)

        4-c       Composite Restated Bylaws of ADC Telecommunications,
                  Inc., as amended (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989)

        4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16,
                  1989), which includes as Exhibit A thereto the form of Right Certificate (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995)

         27       Financial Data Schedule .....................................

         99       Cautionary Statement Regarding Forward-Looking Statements ...