Form 10-Q
period 1996-07-31
ADC TELECOMMUNICATIONS INC
filed 1996-09-13
CIK 61478

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                  ----------

                                   FORM 10-Q

(Mark One)
      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 1996
                                      OR
      / /      TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from N/A to N/A

                         Commission file number 0-1424

                         ADC Telecommunications, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Minnesota                               41-0743912
   --------------------------------             ---------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

                 12501 Whitewater Drive, Minnetonka, MN  55343
            ------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                (612) 938-8080
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
- ----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

   Common stock, $.20 par value:  65,044,111 shares as of September 12, 1996

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                (In Thousands)

                                    ASSETS

                                                July 31,      October 31,
                                                  1996            1995
                                               ----------      ----------
CURRENT ASSETS:
     Cash and cash equivalents                 $159,719        $238,491
     Accounts receivable                        145,709         107,255
     Inventories                                126,559          86,559
     Prepaid income taxes and other assets       16,288          15,442
                                             ----------      ----------
          Total current assets                  448,275         447,747

PROPERTY AND EQUIPMENT, net                     118,246          78,686

OTHER ASSETS, principally goodwill              137,900          74,650
                                             ----------      ----------

                                               $704,421        $601,083
                                             ==========      ==========

                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt           $45            $410
     Accounts payable                            36,006          28,820
     Accrued liabilities                         76,424          59,731
                                             ----------      ----------
          Total current liabilities             112,475          88,961

DEFERRED INCOME TAXES                             1,190           1,256

LONG-TERM DEBT, less current maturities above     8,777              --
                                             ----------      ----------
          Total liabilities                     122,442          90,217

STOCKHOLDERS' INVESTMENT
     (64,891 and 62,737 shares outstanding)     581,979         510,866
                                             ----------      ----------

                                               $704,421        $601,083
                                             ==========      ==========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                   (In Thousands, Except per Share Amounts)


                               For the Quarters Ended  For the Nine Months Ended
                                        July 31,               July 31,
                               ----------------------- ----------------------
                                    1996        1995       1996       1995
                               ------------ ---------- ------------ ---------

NET SALES                          $217,313   $150,454   $572,957   $412,570

COST OF PRODUCT SOLD                115,567     78,742    303,884    212,447
                                 ---------- ---------- ---------- ----------

GROSS PROFIT                        101,746     71,712    269,073    200,123
                                 ---------- ---------- ---------- ----------

         Gross profit percentage      46.8%      47.7%      47.0%      48.5%
                                 ---------- ---------- ---------- ----------

EXPENSES:
     Development and product
        engineering                  22,579     16,202     64,151     45,348
     Selling and administration      41,607     31,937    114,030     94,338
     Goodwill amortization            1,474        784      3,141      2,350
     Personnel reduction                 --         --         --      3,914
                                 ---------- ---------- ---------- ----------

          Total expenses             65,660     48,923    181,322    145,950
                                 ---------- ---------- ---------- ----------

OPERATING INCOME                     36,086     22,789     87,751     54,173

OTHER INCOME (EXPENSE), NET:
          Interest                    2,341      1,929      8,490      3,132
          Other                     (2,221)      (229)    (3,454)      (229)
                                 ---------- ---------- ---------- ----------

INCOME BEFORE INCOME TAXES           36,206     24,489     92,787     57,076

PROVISION FOR INCOME TAXES           13,034      8,815     33,403     20,547
                                 ---------- ---------- ---------- ----------

NET INCOME                          $23,172    $15,674    $59,384    $36,529
                                 ========== ========== ========== ==========

AVERAGE COMMON SHARES OUTSTANDING    64,852     59,321     63,866     57,102
                                 ========== ========== ========== ==========

EARNINGS PER SHARE                    $0.36      $0.26      $0.93      $0.64
                                 ========== ========== ========== ==========


         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                (In Thousands)

                                                For the Nine Months Ended
                                                         July 31,
                                              -----------------------------
                                                  1996              1995
                                                --------          --------
OPERATING ACTIVITIES:
   Net income                                    $59,384          $36,529
   Adjustments to reconcile net income to net
          cash from operating activities -
      Depreciation and amortization               23,007           18,250
      Reduction in deferred compensation             388              567
      Decrease in deferred income taxes             (66)            (288)
      Other                                          426              252
      Changes in assets and liabilities
          Accounts receivable                   (28,645)         (12,951)
          Inventories                           (31,002)         (17,948)
          Prepaid income taxes and other assets      417          (1,654)
          Accounts payable                         1,646          (4,116)
          Accrued liabilities                      1,174            2,890
                                              ----------       ----------
             Total cash from operating
                   activities                     26,729           21,531
                                              ----------       ----------

INVESTMENT ACTIVITIES:
   Acquisition payments                         (46,715)          (4,676)
   Property and equipment additions, net        (47,969)         (21,011)
   Long-term investments                        (10,579)          (6,000)
                                              ----------       ----------
             Total cash used for investment
                   activities                  (105,263)         (31,687)
                                              ----------       ----------

FINANCING ACTIVITIES:
   Decrease in long-term debt                    (5,292)            (400)
   Common stock issued                             4,184          186,900
                                              ----------       ----------
             Total cash from financing
                   activities                    (1,108)          186,500
                                              ----------       ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              870              164
                                              ----------       ----------

DECREASE IN CASH AND CASH EQUIVALENTS           (78,772)          176,508

CASH AND CASH EQUIVALENTS, beginning of period   238,491           49,512
                                              ----------       ----------

CASH AND CASH EQUIVALENTS, end of period        $159,719         $226,020
                                              ==========       ==========


         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                   (In Thousands, Except Per Share Amounts)


                                         3rd      2nd       1st     4th
                                       Quarter  Quarter   Quarter Quarter
                                        1996     1996      1996    1995
                                      -------- -------- -------- --------

NET SALES                             $217,313 $193,053 $162,591 $173,652

COST OF PRODUCT SOLD                   115,567  103,636   84,681   89,647
                                      -------- -------- -------- --------

GROSS PROFIT                           101,746   89,417   77,910   84,005
                                      -------- -------- -------- --------

          Gross profit percentage        46.8%    46.3%    47.9%   48.4%
                                      -------- -------- -------- --------

EXPENSES:
   Development and product engineering  22,579   21,629   19,943   21,112
   Selling and administration           41,607   37,516   34,907   35,959
   Goodwill amortization                 1,474      883      784      783
                                      -------- -------- -------- --------
          Total expenses                65,660   60,028   55,634   57,854
                                      -------- -------- -------- --------

OPERATING INCOME                        36,086   29,389   22,276   26,151

OTHER INCOME(EXPENSE), NET:
          Interest                       2,341    2,597    3,552    3,671
          Other                        (2,221)    (892)    (341)    (669)
                                      -------- -------- -------- --------

INCOME BEFORE INCOME TAXES              36,206   31,094   25,487   29,153

PROVISION FOR INCOME TAXES              13,034   11,195    9,174   10,496
                                      -------- -------- -------- --------

NET INCOME                             $23,172  $19,899  $16,313  $18,657
                                      ======== ======== ======== ========

AVERAGE COMMON SHARES
OUTSTANDING                             64,852   64,024   62,758   62,655
                                      ======== ======== ======== ========

EARNINGS PER SHARE                       $0.36    $0.31    $0.26    $0.30
                                      ======== ======== ======== ========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



Note 1 Accounting Policies: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the nine months ended July 31, 1996 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 Inventories: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at July 31, 1996, and October 31, 1995, consisted of (in thousands):

                                           1996       1995
                                        ---------  ---------
              Purchased materials and
                  manufactured products  $115,818    $75,694
              Work-in-process              10,741     10,865
                                         --------   --------
                                         $126,559    $86,559
                                         ========   ========

Note 3 Acquisitions: During the second quarter, the Company exchanged a total of 1,176,950 shares of its common stock in two separate business combinations for all the outstanding shares of Da Tel Fibernet, Inc. ("Da Tel") and Information Transmission Systems Corp. ("ITS"). Both transactions were accounted for as poolings of interests. Da Tel provides engineering, design and installation services for telecommunications companies. ITS designs and manufactures wireless television transmission products for the cable and broadcast industries.

          During the third quarter, the Company exchanged 715,431 shares of its common stock for all of the outstanding capital stock of Metrica Systems Limited ("Metrica"). The acquisition was accounted for as a pooling of interests. Metrica, based in London, England, designs and manufactures network management software.

          Financial data for periods prior to the poolings has not been restated for these combinations because neither the net assets or operating results were material, individually or in the aggregate, to the Company's consolidated financial statements.

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

          The Skyline acquisition was accounted for as a purchase. The purchase price exceeded the fair value of the acquired assets by approximately $11 million. This amount is being amortized over an average life of ten years.

          During the third quarter, the Company purchased 80% of the outstanding common stock of Solitra Oy ("Solitra"), based in Kempele, Finland, with a commitment to acquire the remaining 20% over a three year period. The stock was acquired for an initial cash payment of approximately $41 million plus additional amounts which are payable subject to the achievement of certain performance goals. The additional amounts will be payable over a three year period beginning November 1, 1996. Solitra designs and manufactures components for cellular network base stations as well as high specification filters for mobile phones.

          The acquisition of Solitra was accounted for as a purchase. The initial purchase price exceeded the fair value of the acquired assets by approximately $44 million. This amount is being amortized over 15 years on a straight line basis.

          The inclusion of Skyline and Solitra historical financial data prior to the dates of acquisition would not have materially affected reported results.

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

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and nine months ended July 31, 1996 and 1995 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                           Percentage Increase
                           Percentage of Net Sales           Between Periods
                    -------------------------------------  -------------------
                      Quarters Ended    Nine Months Ended   Quarters Nine Months
                         July 31,            July 31,         Ended     Ended
                     ----------------   -----------------
                        1996     1995      1996    1995     July 31,   July 31,
                       ------   ------    ------  ------    --------   --------

Net Sales               100.0%  100.0%    100.0%  100.0%     44.4%      38.9%
Cost of Product Sold    (53.2)  (52.3)    (53.0)  (51.5)     46.8       43.0
                       ------   ------    ------  ------
Gross Profit             46.8     47.7      47.0    48.5     41.9       34.5
Expenses:
  Development and
   product engineering (10.4)   (10.8)    (11.2)  (11.0)     39.4       41.5
  Selling and
   administration      (19.1)   (21.2)    (19.9)  (22.9)     30.3       20.9
  Goodwill amortization (0.7)    (0.5)     (0.6)   (0.6)     88.0       33.7
  Personnel reduction       -        -         -   (0.9)        -          -
                       ------   ------    ------  ------
Operating Income         16.6     15.2      15.3    13.1     58.3       62.0
Other Income (Expense), Net:
     Interest             1.1      1.3       1.5     0.8     21.4      171.1
     Other              (1.0)    (0.2)     (0.6)   (0.1)    870.0     1408.3
                       ------   ------    ------  ------
Income Before
  Income Taxes           16.7     16.3      16.2    13.8     47.8       62.6
Provision for
  Income Taxes          (6.0)    (5.9)     (5.8)   (4.9)     47.9       62.6
                       ------   ------    ------  ------
Net Income              10.7%    10.4%     10.4%    8.9%     47.8       62.6
                       ======   ======    ======  ======

     Net Sales: The following table sets forth the Company's net sales for the quarters and nine-month periods ended July 31, 1996 and 1995 for each of the Company's functional product groups described above:

                    Quarters Ended July 31,        Nine Months Ended July 31,
               ------------------------------  ------------------------------
                    1996            1995           1996            1995
               --------------  --------------  --------------  --------------
Product Group   Net Sales  %    Net Sales  %    Net Sales  %    Net Sales   %
- -------------  ---------- ---  ---------- ---  ---------- ---   ---------  ---

Transmission   $84,127   38.7%  $48,752  32.4%  $203,207  35.5%  $123,503  29.9%
Enterprise
  Networking    37,394   17.2    32,342  21.5    106,638  18.6     94,454  22.9
Broadband
  Connectivity  95,792   44.1    69,360  46.1    263,112  45.9    194,613  47.2
              --------  -----  -------- -----   -------- -----   --------  ----

    Total     $217,313  100.0% $150,454 100.0%  $572,957 100.0%  $412,570 100.0%
              ========  =====  ======== =====   ======== =====   ======== =====

     Net sales for the three-month and nine-month periods ended July 31, 1996 increased 44.4% and 38.9% to $217.3 million and $573.0 million, respectively, over the comparable 1995 time periods. These increases are the result of increases in net sales for all three product groups plus revenue contributions from companies acquired during 1996. Such revenue contributions from acquired companies totaled $24.0 million for the quarter and $36.0 million for the nine months ended July 31, 1996, respectively.

     During the quarter and nine months ended July 31, 1996, net sales of transmission products increased 72.6% and 64.5%, respectively, over the comparable 1995 time periods. In addition to revenue contributions from companies acquired during 1996, these increases primarily resulted from increased sales of transmission systems sold to public telecommunications network providers.

     Net sales of broadband connectivity products increased 38.1% and 35.2% during the quarter and nine months ended July 31, 1996, respectively, over the comparable 1995 time periods, primarily reflecting the Company's success in selling these products into expanding global broadband market applications and revenue contributions from companies acquired during 1996. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     During the quarter and nine months ended July 31, 1996, net sales of enterprise networking products increased 15.6% and 12.9%, respectively, over the quarter and nine months ended July 31, 1995. These increases reflect significant growth in net sales of access equipment, which was partially offset by a decrease in net sales of Local Area Network (LAN) equipment. Recognizing changes in the competitive environment for LAN equipment, the Company realigned its Kentrox and Fibermux subsidiaries into one enterprise networking group during second quarter 1995 to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products.

     Gross Profit: Gross profit percentages were 46.8% and 47.0% of net sales in the three-month and nine-month periods ended July 31, 1996, respectively. These gross profit percentages compared to 47.7% and 48.5% for the three-month and nine-month periods ended July 31, 1995. The declines in gross profit percentages during the 1996 time periods were primarily the result of a change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. The Company anticipates that its future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

     Operating Expenses: Total operating expenses for the quarter and nine months ended July 31, 1996 were $65.7 million and $181.3 million, representing 30.2% and 31.6% of net sales, respectively. Total operating expenses for the quarter and nine months ended July 31, 1995 were $48.9 million and $146.0 million, representing 32.5% and 35.4% of net sales, respectively. The 1996 decrease in operating expenses as a percentage of net sales for both the quarter and nine-month period reflects the Company's operating leverage on increased net sales.

     The increases in absolute dollars of operating expenses during the quarter and nine months ended July 31, 1996 of 34.2% and 24.2%, respectively, were due primarily to the expanded operations associated with higher revenue levels in 1996. Expenses during the nine months ended July 31, 1995 included a charge of $3.9 million related primarily to a personnel reduction at Fibermux resulting from the realignment of the Company's Kentrox and Fibermux subsidiaries. This charge increased operating expenses as a percentage of net sales by 0.9% during the nine months ended July 31, 1995.

     Development and product engineering expenses were $22.6 million for the quarter ended July 31, 1996, an increase of 39.4% over $16.2 million for the quarter ended July 31, 1995. For the nine months ended July 31, 1996, development and product engineering expenses were $64.2 million, an increase of 41.5% over $45.3 million for the nine months ended July 31, 1995. These increases reflect substantial product development efforts in each of the Company's three functional product groups.

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

     Selling and administration expenses were $41.6 million for the quarter ended July 31, 1996, an increase of 30.3% over $31.9 million for the quarter ended July 31, 1995. For the nine months ended July 31, 1996, selling and administration expenses were $114.0 million, an increase of 20.9% over $94.3 million for the nine months ended July 31, 1995. These increases reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Two of the Company's 1996 acquisitions were accounted for as purchase transactions and the initial purchase prices exceeded the fair value of the acquired assets by approximately $55.0 million. The amortization of these amounts over 10 to 15 years on a straight line basis resulted in increased goodwill amortization expense for the quarter and nine-month period ended July 31, 1996. See Note 3 to the Consolidated Financial Statements included in this report for a discussion of acquisitions during the quarter and nine months ended July 31, 1996.

     Other Income (Expense), Net: For the three-month and nine-month periods ended July 31, 1996, net interest income was $2.3 million and $8.5 million, respectively. Net interest income for the three-month and nine-month periods ended July 31, 1995 was $1.9 million and $3.1 million, respectively. Net interest income represents interest income on cash balances for all periods presented. The 1996 increases in net interest income primarily reflect $182.0 million of cash proceeds from the Company's June 1995 secondary public offering of 6.3 million shares of common stock. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     Other expense for the three-month and nine-month periods ended July 31, 1996 of $2.2 million and $3.5 million, respectively, primarily represented the Company's share of net operating results of its venture investments accounted for on an equity basis. For both the three-month and nine-month periods ended July 31, 1995, other expense of $0.2 million primarily represented miscellaneous expense.

     Income Taxes: The Company's effective income tax rate was 36.0% for the three-month and nine-month periods ended July 31, 1996 and 1995. These rates reflect the varying amounts of non-deductible goodwill amortization included in operating expenses in each of the time periods and the beneficial impact of tax credits.

     Net Income: Reflecting all of the matters discussed above, net income was $23.2 million (or $.36 per share) for the three months ended July 31, 1996, an increase of 47.8% over $15.7 million (or $.26 per share) for the three months ended July 31, 1995, and was $59.4 million (or $.93 per share) for the nine months ended July 31, 1996, an increase of 62.6% over $36.5 million (or $.64 per share) for the nine months ended July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $78.8 million and increased $176.5 million during the nine months ended July 31, 1996 and 1995, respectively. The major elements of the 1996 decrease were net income before depreciation and amortization of $82.4 million offset by the $59.6 million increase in receivables and inventory levels, acquisition payments and long-term investments of $57.3 million and property and equipment additions of $48.0 million. The 1996 increases in receivables and inventory levels and property and equipment additions reflect growth in business. See Note 3 to the Consolidated Financial Statements included in this report for a discussion of 1996 acquisitions. The major elements of the 1995 increase were the $182.0 million net proceeds from the Company's June 1995 secondary public offering of
6.3 million shares of common stock and net income before depreciation and amortization of $54.8 million, offset by the $30.9 million increase in inventory and receivable levels (reflecting growth in business), property and equipment additions of $21.0 million and acquisition payments and long-term investments of $10.7 million.

     The Company may borrow up to $40.0 million under revolving credit agreements. Borrowings under these agreements bear interest at floating short-term market rates, may be repaid at any time without penalty and may be converted to term loans bearing interest principally at the prime rate, payable in annual installments through December 2000. At July 31, 1996 and October 31, 1995, the entire $40.0 million of revolving borrowing remained available to the Company. At July 31, 1996, the long-term debt outstanding related to the companies acquired during the nine months ended July 31, 1996.

     Management believes that current cash balances, cash generated from operating activities and borrowings available under revolving credit agreements will be adequate to fund working capital requirements, capital expenditures (approximately $32.0 million committed at July 31, 1996) and possible
acquisitions or strategic alliances for 1996.   However, the Company may find
it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that any forward-looking statements made by the Company in this Form 10-Q or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in such forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996.

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

        b.  Reports on Form 8-K

            Current Report on Form 8-K dated July 1, 1996 in connection with the acquisition of Solitra Oy, a Finnish corporation.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 13, 1996      ADC TELECOMMUNICATIONS, INC.



                                By:  /s/ Robert E. Switz
                                   -------------------------------------
                                   Robert E. Switz
                                   Vice President, Chief Financial Officer
                                   (Principal Financial Officer,
                                   Duly Authorized Officer)

                         ADC TELECOMMUNICATIONS, INC.
                          EXHIBIT INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JULY 31, 1996


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

       4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16,
                  1989), which includes as Exhibit A thereto the form of Right Certificate (Incorporated by reference to Exhibit 4 to the Company's Form 8-K dated December 11, 1995)

        27        Financial Data Schedule.................................