Form 10-K
period 1996-10-31
ADC TELECOMMUNICATIONS INC
filed 1997-01-10
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

                                    FORM 10-K

(Mark One)

       /X/ For the fiscal year ended October 31, 1996

                                        OR

       / /  For the Transition period from ___________ to ___________

                              Commission File No. 0-1424

                            ADC Telecommunications, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Minnesota                                       41-0743912
----------------------------------------             --------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

       12501 Whitewater Drive
        Minnetonka, Minnesota                                    55343
----------------------------------------             --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (612) 938-8080

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                                $.02 par value
                                                              Common Stock
                                                                Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  /X/ Yes   / / No

    The aggregate market value of voting stock held by nonaffiliates of the registrant, as of January 2, 1997, was approximately $3,950,151,836 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

    The number of shares outstanding of the registrant's common stock, $.20 par value, as of January 2, 1997, was 130,481,850.

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

    Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to the information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 25, 1997.

                                     PART I

ITEM 1.  BUSINESS

    ADC designs, manufactures and markets transmission and enterprise networking systems and connectivity products for use in fiber optic, twisted pair, coaxial and wireless broadband global networks. The Company's wide range of products employ fiber optic, hybrid fiber coax, wireless and traditional copper-based technologies. The Company's customers include: public network providers, which consist of all seven of the Regional Bell Operating Companies (RBOCs), other telephone companies, long distance carriers, wireless service providers, major cable TV operators and other domestic public network providers; private and governmental network providers (such as various large business customers and governmental agencies); international network operators; and major telecommunications Original Equipment Manufacturers (OEMs). The Company's products enable these network providers to build and upgrade their networks to support increasing user demand for voice, data and video services.

    As used in this report, unless the context otherwise requires, the terms "Company" and "ADC" refer to ADC Telecommunications, Inc. and its wholly owned and majority owned subsidiaries; 1994, 1995 and 1996 refer to the Company's fiscal years ended October 31, 1994, 1995 and 1996, respectively; and 1997 refers to the Company's fiscal year ending October 31, 1997.

INDUSTRY BACKGROUND

    Since the 1970's, the telecommunications equipment industry has grown and changed substantially, primarily as a result of continuous technological development; increased demand for the high speed transmission of data and video traffic and the convergence of all network traffic into integrated multimedia services over public and private networks; and a changing regulatory and competitive environment. The Company believes that these trends will continue to drive changes in the telecommunications equipment industry for the foreseeable future.

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

    More recently, wireless technology developments are having an impact on the telecommunications equipment industry. There has been substantial growth in wireless communications such as cellular telephone services and satellite-based services, and significant preparations for increasing use of Personal Communications Services (PCS) communications, Multichannel, Multipoint Distribution Systems (MMDS) for wireless cable services and wireless data and paging services. This growth has been spurred by the convenience of mobility and the limits of wireline infrastructure. In particular, in countries without reliable or extensive wireline systems, wireless service could ultimately provide the primary service platform for both mobile and fixed telecommunications applications, because of the potential savings in installation time and cost. The Company believes that in future years the continuing development of wireless communications technology could substantially extend the reach of current communications networks.

    Finally, over the past two years, Digital Subscriber Line (DSL) technology advancements have resulted in a resurgence of copper-based transmission of high bandwidth services to business customers. The Company believes that in future years the continuing development of DSL technology could enable network providers to transport residential broadband services over copper-based systems in certain applications.

    Demands on network infrastructure have grown substantially in the past decade. Networks increasingly are required to transmit large volumes of data and video for the purpose of communicating information, conducting business and delivering entertainment. In addition, both public and private network customers are requesting the convergence of their voice, data and video traffic into integrated multimedia services transmitted over one network. Such demands have prompted the development and use of "broadband" networks, which feature the improved reliability and increased speed of transmission generally required for data and video transmission over the network. Specifically, the industry term "broadband" refers to all transmission speeds of T1 (1.544 million bits per second) and higher. Growth in broadband network applications has fueled increased infrastructure investment by network operators in order to expand network capacity and provide new applications and services to meet users' needs.

    The evolution in technology and user needs has been accompanied by changes in the domestic and international regulatory environment. Since the divestiture of the AT&T regional operating companies in 1984 (under a consent decree), the RBOCs have been prevented from manufacturing equipment for use in telecommunications networks. As the RBOCs have embarked on aggressive expansion plans, significant opportunities have been created for independent telecommunications equipment manufacturers such as the Company.

    In February 1996, the U.S. Congress enacted the Telecommunications Reform Act of 1996 (the Telecommunications Act), which opened competition for local loop access services to local telephone companies, long distance telephone companies, cable TV companies, electric utilities and potentially others.
The Telecommunications Act represents a fundamental change from the Communications Act of 1934 (the basis of the U.S. telephone industry structure prior to 1996) which protected franchised monopolies in local telephone service. The Telecommunications Act also allows the RBOCs to provide long distance service and manufacture telecommunications equipment under certain circumstances, a significant change from the 1984 consent decree which required divestiture of the AT&T regional operating companies. The objective of the Telecommunications Act is to reduce regulation and stimulate competition in telecommunications services, which in turn is expected to result in more rapid introduction of new technologies and services, better quality of service, a broader range of service options, lower costs to consumers and stimulation of the overall economy through an improved information system infrastructure.

    Since the passage of the Telecommunications Act, the Federal Communications Commission (FCC) and the federal courts, as well as various state governments and agencies, have initiated activities to define and establish rules for implementation of the new law. The Company believes that the impact of the Telecommunications Act in reducing regulation of and restrictions on the U.S. telecommunications industry will unfold over the next several years.

    Outside the United States, the telecommunications equipment market has also expanded and changed significantly in recent years, as network users have increasingly demanded access to voice, data and video communications capabilities. Many countries without reliable or extensive wireline systems are seeking to develop and enhance their telecommunications infrastructure. This growth in demand for network services and infrastructure has been accompanied by changes in the international regulatory environment. In many countries, government operated telecommunications monopolies are being converted to private network services providers, and competition among such carriers is expected to intensify. Policies of deregulation and privatization are currently being followed in many countries, thereby increasing opportunities for independent companies to supply products and services within public telephone system markets and within private voice, data and video communications markets.

    The Company believes that "broadband global networking" (the emerging series of worldwide broadband networks) represents a key enabling capability for meeting the information needs of network users. The addition of high speed data and video traffic has driven the need for broadband infrastructure and has enabled the creation of a wide range of new applications, including broadband Internet access and e-mail, video on demand, electronic commerce, distance learning, telecommuting and remote medical imaging. The Company participates in this emerging broadband global network market by providing a broad variety of equipment, services and integrated product solutions.

STRATEGY

    ADC's strategy is to capitalize on opportunities in the evolving global telecommunications market by providing equipment, services and integrated solutions for its customers' voice, data and video telecommunications networks. ADC's broad range of products addresses key areas of the telecommunications network infrastructure, and these products are used to connect physical networks, access network services, transport network traffic and manage networks. ADC's diverse product offerings address the needs of its customers, which include the RBOCs, other telephone companies, long distance carriers, wireless service providers, the major cable TV operators, other public network providers, private network providers and telecommunications OEMs.

Key components of the Company's strategy include:

    FOCUS ON BROADBAND NETWORK OPPORTUNITIES. In recent years, broadband requirements for both public and private networks have grown significantly. Accordingly, ADC is focusing its product development and marketing efforts on opportunities in emerging broadband networks. In the public network market, broadband deployment has been driven by telephone and cable television providers seeking to establish the infrastructure required to offer Internet access, new data, video and telephony services, entertainment and other interactive services to residential customers over a single network. In the private network market, broadband requirements have been driven by the growth of data, voice and video applications utilizing increasing amounts of bandwidth. Examples of products developed by ADC to target these opportunities include the Company's Homeworx-TM- system, which has been designed to enable telephone and cable television companies to provide a range of voice, video and data services to residential customers; the Soneplex-Registered Trademark- product platform, which allows public network providers to cost effectively deliver and manage broadband services over the public network for their business customers; the AAC-3-TM- ATM access concentrator, which allows customers to gain access to high speed switched voice, data and video traffic on public networks from their private networks; and the Company's family of CityWide-TM- wireless systems, which provide access to, add to and extend cellular communications coverage. In addition, ADC's 1996 acquisitions and joint ventures improved the Company's ability to target broadband network opportunities. See "PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS" strategy discussion below.

    PROVIDE END-TO-END NETWORK SOLUTIONS. ADC offers a broad line of telecommunications equipment that addresses customers' key network needs from the central office, through the local loop (the portion of a network that connects a subscriber's equipment to a local central office), into the customer premise and across enterprise networks. Through internal development, acquisitions and joint ventures, ADC has formed its expertise in three major network areas: transmission, enterprise networking and broadband connectivity. In addition, during 1996, ADC significantly enhanced its network management and systems integration capabilities through acquisitions, joint ventures and internal developments to enable it to offer customers more complete solutions to their network needs.

    LEVERAGE TECHNOLOGICAL CAPABILITIES ACROSS PRODUCT GROUPS. ADC has developed substantial expertise in fiber optics, broadband, video and wireless technologies. The Company has built these core competencies through internal development, acquisitions, joint ventures and technology licensing arrangements. ADC's strategy is to leverage these core competencies across its product groups in order to develop new product architectures and network management tools for its customers' evolving voice, data and video network needs in various market areas. For example, the Company is continuing development of its wireless technologies for use in converging wired and wireless applications, such as potential wireless local loop products. See "PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS" strategy discussion below for recent wireless technology additions.

    EXPAND INTERNATIONAL PRESENCE. ADC believes that significant growth in the telecommunications equipment market will occur outside the United States as a result of deregulation and the need of many foreign countries to substantially expand or enhance their telecommunications services. ADC's strategy is to continue to expand its international presence by increasing its international sales and marketing resources, leveraging its existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. During 1996, this strategy resulted in ADC increasing its international sales approximately 65%, to a level representing approximately 21% of total sales. Two of the companies ADC acquired during 1996 and several of its new strategic alliance partners have their principal operations outside the United States.

    PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. ADC has sought and intends to continue to seek alliances and acquisitions which will: (i) add key technologies that it can leverage across its businesses, (ii) broaden its product offerings, (iii) permit the Company to enter attractive new markets and (iv) expand or enhance its distribution channels. Recent examples of such alliances and acquisitions include: (i) the acquisition of Da Tel Fibernet, a provider of engineering, design and installation services and manufacturer of telecommunications infrastructure products, (ii) the acquisition of Information Transmission Systems Corp. (ITS), a manufacturer of television transmission products for the wireless cable and broadcast industry, (iii) the acquisition of Metrica Systems Ltd., a United Kingdom software design firm specializing in applications-based network management tools for global wireless and, increasingly, wireline networks, (iv) the acquisition of Skyline Technology, Inc., a manufacturer of ISDN/Frame Relay access products for Internet and other high-speed digital connections, (v) the acquisition of Solitra Oy, a Finnish wireless infrastructure company that designs, manufactures and markets radio frequency filters and other wireless base station equipment components and subsystems; (vi) the acquisition of the wireless infrastructure equipment group of Pacific Communication Sciences, Inc. (PCSI-Registered Trademark-), a provider of systems level design and wireless base station equipment in various wireless technologies; (vii) ADC's joint venture investment in PCS Solutions, LLC, a Personal Communications Services (PCS) company that designs, manufactures and markets cable microcell integrators; (viii) ADC's joint venture with Nanjing Panda Electronics Company, Ltd. to provide hybrid fiber coax technology for telephony and data services delivery in China; (ix) ADC's joint development and marketing alliance with Nippon Telephone & Telegraph International (NTTI) for public network ATM access products; and (x) ADC's distribution agreement with Nanjing Telecommunications Equipment Factory to market fiber optic cabling systems throughout China.

    The ability of the Company to effectively implement its strategy is subject to many uncertainties and there can be no assurance of any future results of the Company's activities.

PRODUCT GROUPS

    The Company's products can be categorized into three general functional groups: (i) transmission, (ii) enterprise networking and (iii) broadband connectivity. These product groups accounted for approximately 37%, 18% and 45%, respectively, of the Company's net sales during 1996. Each of these product groups is discussed below.

TRANSMISSION

    ADC's transmission products provide electronic and optical signal generation within predominantly global, public networks. Certain of the transmission products also provide access to the network in order to monitor, test and reroute circuits within telecommunications transmission systems. ADC's transmission products are designed for use in copper-based, coax-based, fiber-based or wireless transmission networks and are sold to telephone companies, cable TV companies, other public network providers and to users of private voice, data and video networks. Transmission products and services include fiber optic video delivery products, other high speed voice, data and video delivery and access platforms, wireless cable and broadcast TV transmission equipment, wireless microcell systems, wireless performance and network management systems, test and monitoring systems, digital repeaters and systems integration services and products. Certain of the Company's transmission products are described below.

DV6000-TM- SYSTEM AND OTHER FIBER VIDEO DELIVERY EQUIPMENT. The DV6000 system transmits a variety of signal types using a high speed, uncompressed digital format (at speeds up to 10 billion bits per second) over fiber in the super trunking portions of broadcast and interactive video networks. This system is used in significant public residential broadband networks, such as Viacom Cable's San Francisco Bay Area video backbone network, the regional headend network in Florida of TCI Cablevision of Florida, Inc., and new video networks installed by telephone companies, including Southern New England Telephone Corporation (SNET) and Ameritech Corporation. The Company also manufactures various analog video transmission systems used in cable TV and broadcast applications and interactive systems for distance learning and campus interconnects.

HOMEWORX-TM- ACCESS TRANSPORT PLATFORM. The Company's Homeworx access transport platform is a customer loop transmission system for small business and residential customers utilizing hybrid fiber coax technology. The Homeworx system has been designed for deployment on video-only, integrated video and telephony and telephony-only broadband networks provided by telephone operating companies, cable TV companies and other telecommunications common carriers. The Homeworx system has been selected for video-only use in the residential broadband networks of Ameritech Corporation, SNET, MediaOne, Cox Cable Communications, Inc. and Cable

Bahamas. Test trials for the enhanced telephony version of the Homeworx system have commenced with a number of customers. Optus Vision Pty. Ltd. in Australia has elected to use the telephony capability of the integrated video and telephony Homeworx system in its residential broadband network deployment, and the Company commenced shipping this product in commercial volumes in the first quarter of 1997. Recently, a unit of a Malaysian telecommunications company, Binariang Sdn, Bhd., selected ADC's cable telephony equipment for construction of a network which is expected to provide telephony, data and cable television services to more than 100,000 residential and commercial customers by the end of calendar 1997. Finally, the cable data modem portion of the system (developed in partnership with NetComm Limited of Sydney, Australia) is being tested by a limited number of the Company's customers both in the United States and internationally. The Company currently expects to begin shipping commercial volumes of the cable data modem product in the second half of 1997.

SONEPLEX-Registered Trademark- SERVICE DELIVERY PLATFORM. The Company's Soneplex platform is an intelligent loop access platform enabling public network providers to deliver T1-based services over copper or fiber for business customers. The Company's Soneplex family of platforms and modules employ electrical-to-optical conversion for transport of voice, data and video over fiber facilities and High bit-rate Digital Subscriber Line (HDSL) transmission technology for transport of high bandwidth services over copper-based systems. Soneplex products also integrate remote provisioning, circuit performance monitoring and test access capabilities to help public network carriers provide reliable service at a low operational cost. The Company introduced new modules and capabilities for the Soneplex platform (including SONET interworking and HDSL-based Internet and LAN access and routing) during 1996, and has the next-generation Soneplex platform under development for anticipated testing by a limited number of customers in 1997.

WIRELESS CABLE/BROADCAST TELEVISION TRANSMISSION EQUIPMENT. During 1996, the Company entered the wireless cable and television broadcast markets with its purchase of ITS, which is headquartered in McMurray, Pennsylvania. ITS designs and manufactures television transmission products for these markets. Shortly after the acquisition, ITS entered into a contract to supply transmitters, combiners, back-up equipment and antennas to CAI Wireless Systems, Inc., the first wireless cable operator to enter into a supply agreement with RBOCs for Multichannel Multipoint Distribution Services
(MMDS). ITS's wireless products complement and expand ADC's residential broadband product portfolio.

CITYWIDE-TM- PRODUCTS. The Company's family of CityWide wireless systems products includes the CityCell-Registered Trademark- wideband digital microcells for adding and extending cellular communication coverage, both out-of-doors and in-building. The CitySector-Registered Trademark- microcell is the first fully sectorized microcell offering 25 to 100 watts of Radio Frequency (RF) power per sector. Fully transparent to analog or digital modulation, the CityWide products have been commercially deployed by six RBOC cellular network providers. The next generation wideband CityCell microcell, currently in customer test trials, utilizes T1 copper transport rather than fiber transport. The Company has begun shipping its CityRFX-Registered Trademark- cellular indoor antenna distribution systems and has under development PCS and Global System for Mobile Communications (GSM) versions of these systems. The Company also offers advanced intelligent network solutions for its CityWide product family.

PCS EQUIPMENT. During 1996, the Company made a joint venture investment in PCS Solutions, LLC, a company that designs, manufactures and markets cable microcell integrators (utilizing Remote Antenna Distribution or RAD technology). In addition, ADC significantly advanced its PCS developments with its recent acquisition of the wireless infrastructure equipment group from PCSI-Registered Trademark-, a provider of systems level design and wireless base station equipment for various PCS, Cellular Digital Packet Data
(CDPD) and paging technologies. The Company also has developed and begun shipping in-building distributed antenna systems. ADC expects to introduce various PCS products and systems during 1997, and to begin customer field trials for several of these new products during 1997.

WIRELESS PERFORMANCE AND NETWORK MANAGEMENT SYSTEMS. Through its acquisition of London-based Metrica Systems Ltd. in 1996, the Company significantly expanded its software product offerings. Metrica Systems is a software design firm specializing in network performance management tools. Its software systems are used in the infrastructure management systems of several wireless and, increasingly, wireline public network operators throughout the world.

TEST AND MONITORING SYSTEMS. The Company manufactures a variety of remote digital test and performance monitoring products for copper-based and fiber-based systems.

DIGITAL REPEATERS. The Company's copper-based digital repeaters are used primarily in central office applications to regenerate digital signals that have degraded because of transmission over long distances.

SYSTEMS INTEGRATION SERVICES AND PRODUCTS. During 1996, ADC significantly increased its systems integration capabilities with the acquisition of Da Tel Fibernet, a provider of engineering, design and installation services and a manufacturer of telecommunications infrastructure products. Systems integration services relating to the Company's transmission product group are provided in the following areas: overall project management; technical consulting and design; implementation; product support; performance assessment; and training services. ADC's systems integration products consist of multimedia systems from several ADC product areas designed specifically for integrated voice, data and video applications such as distance learning, business, medical and government networks. The Company supplies its systems integration services and products primarily to telephone operating companies, other common carriers and users of private telecommunications networks.

ENTERPRISE NETWORKING

    ADC's enterprise networking products provide interconnection and transmission of voice, data and video signals within a private network and also provide access to the public network. These products are designed for use in copper-based, fiber optic and wireless global networks and are sold to users of private voice, data and video networks, either directly or through telecommunications common carriers or Value Added Resellers (VARs). Enterprise Networking products include public network access equipment, internetworking products and data network management products. Certain of the Company's enterprise networking products are described below.

PUBLIC NETWORK ACCESS EQUIPMENT. The Company manufactures a family of Channel Service Unit (CSU) and Data Service Unit (DSU) products which are used to interconnect digitally the public network and the private network. This equipment monitors circuits and provides system protection and other network management functions. Certain of these products also enable the customer to test the performance of its voice network and allow connection of voice, data and video circuits. These products support T1, T3 (44.6 million bits per second) and OC3 (155 million bits per second) services and a variety of data protocols, including Frame Relay, Switched Multi-megabit Data Service
(SMDS), ATM, ISDN, HDSL and the Internet protocols. During 1996, the Company enhanced its AAC-1-TM- and AAC-3-TM- ATM access concentrators. These products adapt, aggregate, multiplex and manage voice, data and video signals in various speeds, technologies and protocols for transport over T1, E1, T3 and E3 speed ATM networks. The Company also acquired Skyline Technology, Inc., a manufacturer of ISDN and Frame Relay access products for Internet and other high-speed digital connections and commercially released several remote access and routing products, some specifically designed for Internet access. The Company has entered into agreements with ATM equipment suppliers to integrate ADC's ATM adaptation and concentration technologies into those companies' ATM switching and routing products, and to jointly market ADC's ATM access concentrators. During 1996, ADC entered into an agreement with NTTI to jointly develop and market public network ATM access products, and agreements with Ericsson and Lucent Technologies to market ADC's ATM access concentrators.

INTERNETWORKING PRODUCTS. Internetworking products include fiber optic backbones used to transport high speed multiple voice, data and video signals simultaneously over private networks and link Local Area Networks (LANs), mainframes, minicomputers, personal computers, telephone systems and video equipment with diverse protocols within private networks or over the public network; intelligent wiring hub products which interconnect workstations, personal computers and terminals, utilizing many different LAN protocols and types of cables; and network management systems.

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

    Recognizing changes in the competitive environment for LAN equipment, during 1995 the Company realigned its Kentrox and Fibermux subsidiaries into one business unit to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products. This group combines LAN and WAN expertise in order to develop, manufacture and distribute advanced network access and transport products for use in current and future broadband enterprise networks. The Company recorded a 1995 charge of $3.9 million related to a personnel reduction at the Fibermux facility and other expenses resulting from the integration of Kentrox and Fibermux.
Further integration and consolidation of these two subsidiaries is planned for 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements."

BROADBAND CONNECTIVITY

    ADC's broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to telecommunications system circuits for the purpose of installing, testing, monitoring or reconfiguring such circuits within global public and private networks. These products are sold to the RBOCs, other telephone companies, long distance carriers, other public network providers such as cable TV companies and wireless services providers, international network operators, private network providers and telecommunications OEMs. The Company's broadband connectivity products are designed for use in copper-based, coax, fiber optic or wireless transmission networks. Broadband connectivity products and services include various network access/connection devices for copper and coax networks, various network access/connection devices for fiber optic networks, modular fiber optic cable routing systems, outside plant cabinets and enclosures, wireless infrastructure equipment and subsystems, broadband software infrastructure management systems and systems integration services. Certain of the Company's broadband connectivity products are described below.

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

DSX PRODUCTS. ADC manufactures digital signal cross-connect (DSX) modules and bays, which are jackfields and patch bays designed to gain access to and cross-connect digital copper circuits for voice, data and video transmission. Since the introduction of DSX products in 1977, the

Company has continued to expand and refine its DSX product offerings, and has become a leading manufacturer of products for the mechanical termination and interconnection of digital circuits used in voice and data transmission. The Digital Distribution Point (DDP) family of products within the DSX product group are mechanical alternatives to hard-wiring equipment used for cable management and circuit access with software based, electronic digital cross-connect systems.

TERMINAL BLOCK AND FRAME PRODUCTS. Terminal blocks are molded plastic blocks with contact points used to facilitate multiple wire interconnections. ADC manufactures a wide variety of terminal blocks. The Company's cross-connect frames are terminal block assemblies used to connect the external wiring of a telecommunications network to the internal wiring of a telephone operating company central office or to interconnect various pieces of equipment within a telephone company central office or at a customer's premise.

VIDEO SIGNAL DISTRIBUTION PRODUCTS. ADC's series of Video Signal Distribution (VSD) products are designed to meet the unique performance requirements of Radio Frequency (RF) video transmission over coax cable. This product family includes a series of splitter/combiner panels, a series of video jacks and panels which monitor, patch and provide a test access point and an analog video interface system panel designed for on-demand testing.

FIBER OPTIC PATCH CORDS AND CABLE ASSEMBLIES. Fiber optic patch cords are functionally similar to copper patch cords and are the basic components used to gain access to fiber telecommunications circuits for testing, maintenance, cross-connection and configuration purposes. The Company's
LightTracer-TM- fiber optic patch cords provide immediate identification of fiber optic connections. The Company incorporates its fiber optic patch cords and cable assemblies into its own products and also sells them in component form.

FIBER OPTIC COUPLERS. Fiber optic couplers are passive connection devices used in fiber optic transmission systems to conform to the stringent environmental, reliability, performance and mechanical standards required in global broadband network and test equipment markets. These products, which include optical splitters and wavelength division multiplexers, enable efficient and cost-effective deployment of broadband networks. Fiber optic couplers were added to ADC's product line through the acquisition of AOFR Pty. Ltd. in Australia during 1995.

FIBER DISTRIBUTION PANELS AND FRAMES. Fiber distribution panels and frames are functionally similar to copper jackfields and frames designed with special considerations of fiber optic properties. They also provide interconnection points between fiber optic cables entering a building and fiber optic cables connected to fiber optic equipment within the building.

FIBERGUIDE-Registered Trademark- SYSTEM. The FiberGuide system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings.

OUTSIDE PLANT PRODUCTS. Outside plant (OSP) products consist of cabinets and other enclosures configured to locate and integrate the functions of passive fiber optic equipment outside the telephone central office/cable TV headend switching and transmission facilities. The Company's OSP products provide flexible management of the network and environmental protection for various telecommunications topologies and architectures.

WIRELESS INFRASTRUCTURE EQUIPMENT AND SUBSYSTEMS. During 1996, ADC acquired Solitra Oy, a Finland-based, wireless infrastructure company that designs, manufactures and markets radio frequency filters and other wireless base station and subscriber equipment components and subsystems. As a result of the Solitra Oy acquisition, ADC significantly expanded its broadband wireless connectivity product portfolio. These products are sold primarily to wireless OEMs.

BROADBAND SOFTWARE INFRASTRUCTURE MANAGEMENT SOLUTIONS. ADC has developed a number of software products which provide management of fiber optic infrastructure connectivity, geographical tracking of equipment, cables and other network elements in the telephone company central office, cable TV company headend and outside plant portion of those networks, and extensive database reporting.

SYSTEMS INTEGRATION SERVICES. The Company's systems integration services relating to the Company's broadband connectivity product group are divided into three areas: technical service design and management; operations and
implementation; and training and documentation services.   These services
usually consist of layout and installation of new telecommunications networks, modification of existing networks or the addition of equipment to existing networks. The Company provides its systems integration services primarily to telephone operating companies, other common carriers and users of private telecommunications networks.

SALES AND MARKETING

    ADC sells its products to customers in three primary markets: (i) the United States public telecommunications network market, which consists of all seven of the RBOCs, other telephone companies, long distance carriers, wireless service providers, the major cable TV operators and other domestic public network providers; (ii) the private and governmental voice, data and video network market in the United States, such as various large business customers and governmental agencies that own and operate their own voice, data and video networks for internal use; and (iii) the international public and private network market. The U.S. public, U.S. private and governmental and international market segments accounted for 58%, 21% and 21%, respectively of the Company's net sales for the year ended October 31, 1996; 58%, 24% and 18%, respectively of the Company's net sales for the year ended October 31, 1995; and 57%, 28% and 15%, respectively, of the Company's net sales for the year ended October 31, 1994. The Company also sells product for each of these customer groups to the major telecommunications OEMs.

    Purchases of products by public network providers and the OEMs which supply such companies have accounted for the largest portion of the Company's net sales in recent periods. The Company's transmission and broadband connectivity products for public network providers are primarily located in central transmission facilities (such as telephone company network central offices, cable TV company network supertrunks and headend offices, and wireless network global switching centers and base stations, all of which contain the equipment used in switching and transmitting incoming and outgoing circuits). Increasingly, portions of the Company's public network transmission systems are located in the public network outside plant facilities (outside the central transmission buildings) and on customers' premises. The Company's private and governmental network customers generally purchase the Company's enterprise-wide communications systems and public network access equipment for installation in the networks located at their premises. The Company also markets its products outside the United States primarily to telephone operating companies and cable TV companies for public telecommunications networks.

    A majority of the Company's sales are made by a direct sales force, and the Company maintains sales offices throughout the United States as well as in Canada, Europe, Asia, Australia and Central and South America. The Company's products are sold in the United States by field sales representatives located in 13 sales offices throughout the country, and by several dealer organizations and distributors. The Company products are sold outside the United States by independent sales representatives located in 20 field sales offices and distributors, as well as through United States public and private network providers who also distribute outside the United States.

    The Company has a customer service group that supports field sales personnel and is responsible for application engineering, customer training, entering orders and supplying delivery status information, and a field service engineering group that provides on-site service to customers.


RESEARCH AND DEVELOPMENT

    The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment, to maintain its significant expertise in core technologies and to continue to meet and anticipate its customers' needs. The Company continually reviews and evaluates technological changes affecting the telecommunications market and invests substantially in applications-based research and development. The Company intends to continue an ongoing program of new product development that combines internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies from sources outside the Company.

    In recent years, increasingly significant portions of new telecommunications equipment purchased by public network providers and private network customers have utilized fiber optic transmission technology and have employed digital technology. In the future, these telecommunications network equipment purchasing trends will include increasingly sophisticated, software intensive, switching and network management systems. In addition, there has been significantly increased demand for wireless communications services and higher speed transmission technologies. As a result, the Company's internal and external product development activities are directed at the integration of fiber optic technology into additional products, the continuing development of its Homeworx system for telephony, data and integrated video, telephony and data applications, the development of network systems software, the continuing development of wireless products, the incorporation of ATM technology into voice, data and video products for both public and private telecommunications networks, and the addition of video compression technology to its product line. The Company is also developing copper and fiber optic products for applications in local loop systems.

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

COMPETITION

    Competition in the telecommunications equipment industry is intense, and the Company believes that competition may increase substantially with the deployment of broadband networks and regulatory changes. Many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's transmission products are competitive with products offered by several other companies, including Lucent Technologies, Northern Telecom, Inc. and Motorola, Inc. The Company's enterprise networking products are competitive with the products of a number of other companies, two of which (Bay
Networks, Inc. and Cabletron Systems Inc.) are dominant in its intelligent wiring hub markets, and the Company's products face both strong price competition and pressure from alternative distribution strategies utilized by these other companies. The Company's broadband connectivity products are competitive with the products offered by numerous other companies, including Lucent Technologies, Siecor, Telect and Augat. In addition, the Company faces increasing competition from a number of other smaller competitors, none of which is dominant at this time.

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

    The Company believes that technological change, the increasing addition of data, video and other services to integrated multimedia networks, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which are difficult to predict at this time. Increased competition could result in price reductions, reduced margins and loss of market share by the Company. The Company believes industry regulatory change may create new opportunities for suppliers of telecommunications equipment. The

Company expects, however, that such opportunities may attract increased competition from others as well. In addition, the Company expects that Lucent Technologies will continue to be a major supplier to the RBOCs, and compete more extensively outside the RBOC market. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

MANUFACTURING AND SUPPLIES

    The Company manufactures a wide variety of products which are fabricated, assembled and tested in its own facilities or in subcontracted facilities. In an effort to reduce costs, the Company also takes advantage of off-shore assembly and sourcing. The manufacturing process for the Company's electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for the Company's electromechanical products consists primarily of fabrication of jacks, plugs, and other basic components from raw materials, assembly of components and testing. The Company's sheet metal, plastic molding, stamping and machining capabilities permit the Company to configure components to customer specifications.

    The Company purchases raw materials and component parts, consisting primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items, from several suppliers. Although a few of the components used by the Company are single sourced, the Company has experienced no significant difficulties to date in obtaining adequate quantities of these raw materials and component parts. This circumstance could change in the future, however, and the Company cannot be sure that the quantity or quality of raw materials and component parts will be as readily available in the future.

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

EMPLOYEES

    As of October 31, 1996, there were approximately 4,620 persons employed by the Company. The Company considers relations with its employees to be good.


ITEM 2.  PROPERTIES

    The Company's corporate headquarters are currently located in four leased buildings in Minnetonka, Minnesota comprising an aggregate of approximately 286,400 square feet. Leases for the Company's headquarters expire at different times through 2001.

    The Company also owns and leases a variety of other facilities for the Company's manufacturing, development, distribution, warehousing, sales and other activities. These facilities, including sales offices, are located in various cities in the United States, Canada, Mexico, Venezuela, the United Kingdom, Belgium, Germany, Finland, Australia, Singapore, Argentina, Malaysia, Korea and China.

    The Company believes that the facilities used in its operations and currently under development are suitable for their respective uses and adequate to meet the Company's current needs.


ITEM 3.  LEGAL PROCEEDINGS

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                      Office                         Officer Since     Age
----                      ------                         -------------     ---
William J. Cadogan        Chairman of the Board,              1987          48
                          President, Chief Executive
                          Officer and Chief Operating
                          Officer

Lynn J. Davis             Senior Vice President,              1984          49
                          President Broadband
                          Connectivity Group

Richard S. Gilbert        Senior Vice President,              1994          44
                          President Enterprise
                          Networking Group

Donald J. Render          Senior Vice President,              1996          53
                          International Sales

William L. Martin III     Vice President, President           1994          49
                          Network Services Division

Vivek Ragavan             Vice President, President           1996          44
                          Broadband Communications Division

Jack P. Reily             Vice President, Business            1994          46
                          Development

Charles T. Roehrick       Vice President, Controller          1995          42

John A. Schofield         Vice President, President           1996          48
                          Systems Integration Division

Robert E. Switz           Vice President, Chief Financial     1994          50
                          Officer

    The Company's executive officers were last elected as executive officers by the Board of Directors on February 27, 1996, except Messrs. Ragavan and Schofield were elected to their positions on June 4, 1996. Messrs. Cadogan, Davis and Reily have served in various capacities with the Company for more than five years. Biographical information regarding the other named officers follows.

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

    Mr. Render joined the company in January 1996. Prior to such time he was employed by Lucent Technologies (formerly AT&T Network Systems), a manufacturer of public and private networks, communications systems and software, consumer and business telephone systems and microelectronics components. Such positions with Lucent included Central Region Vice President and Managing Director, Italtel Alliance. From 1965 to 1985, Mr. Render was employed by AT&T Bell Laboratories.

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

    Mr. Ragavan joined the company in January 1996. Prior to such time he was employed by General Instrument Corp., a manufacturer of analog and digital settops and broadband transmission equipment, as Vice President of Engineering. His previous positions included Vice President of Engineering for COMSAT Technology Products, a manufacturer of satellite based voice and data communications systems.

    Mr. Roehrick joined the Company in January 1995. Prior to such time he was employed by Cray Research, Inc., a manufacturer of large scale computers, most recently as Controller. From 1992 to 1993 he was Assistant Controller, and from 1989 to 1991 he was Director of Accounting.

    Mr. Schofield originally joined the Company in October 1992. He returned to the Company in October 1995 after holding the position with DSC Communications as Vice President, International Sales and Marketing for a brief period between July and October of 1995. Prior to such time, he was Managing Director for Asia Pacific/Latin America. He was Senior Vice President, Sales and Marketing at Telex Communications, Inc., a manufacturer and marketer of electronic audio communications devices, from 1990 to 1992. He held several Vice President positions at Memorex Telex Corporation, a manufacturer and marketer of computer terminal and peripheral equipment, most recently Vice President and General Manager, Airline and Systems Business Group.

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

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

    The Company's Common Stock, $.20 par value, is traded on the Nasdaq National Market under the symbol "ADCT." The following table sets forth the high and low sale prices for each quarter during the years ended October 31, 1996 and 1995, as reported on that system. All prices have been restated to reflect a two-for-one stock split effected in the form of a 100% stock dividend paid in February 1995 and an additional two-for-one stock split effected in the form of a 100% stock dividend paid in October 1996.

                                                LOW      HIGH
                                                ---      ----
 FISCAL YEAR ENDED OCTOBER 31, 1996
    First Quarter                              14 1/4    24 1/8
    Second Quarter                             16 1/4    22 1/8
    Third Quarter                              19 1/2    25 3/8
    Fourth Quarter                             21 5/16   35 1/8
 FISCAL YEAR ENDED OCTOBER 31, 1995
    First Quarter                               9 7/8    12 3/4
    Second Quarter                             11 5/16   17 1/8
    Third Quarter                              13 7/8    20 1/8
    Fourth Quarter                             16 1/2    24 11/16

    No cash dividends have been declared or paid during the past five years. The Company currently anticipates that it will retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. As of October 31, 1996, there were approximately 3,272 holders of record of the Common Stock.

    On October 2, 1996, ADC issued 37,168 shares (the "Shares") of its Common Stock, par value $0.20 per share, in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Shares were issued to the former shareholders of Metrica Systems ("Metrica") pursuant to an agreement dated May 22, 1996 (the "Acquisition Agreement") among the Company and such former shareholders of Metrica, providing for the acquisition of all of the issued shares of capital stock of Metrica by ADC. The transaction between ADC and Metrica closed on May 31, 1996, and the Shares were issued to the former Metrica shareholders in October 1996 pursuant to a post-closing adjustment provided for in the Acquisition Agreement. No underwriter or placement agent was involved in the issuance of the Shares, and ADC did not receive any cash consideration for the Shares (which were part of the purchase price paid by ADC for Metrica). The Shares were issued to the former Metrica shareholders in a transaction exempt pursuant to Section 4(c) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following is a summary of certain consolidated statement of income and balance sheet information of ADC Telecommunications, Inc. and subsidiaries for the five years ended October 31, 1996. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts have been restated to reflect two-for-one stock splits effected in the form of 100% stock dividends paid in June 1993, February 1995 and October 1996.


                                                       YEARS ENDED OCTOBER 31,
                                         --------------------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             1996     1995      1994      1993      1992
                                         ---------  --------  --------  --------  ---------
 STATEMENT OF INCOME DATA:
 Net sales                                $828,009  $586,222  $448,735  $366,118  $316,496
 Cost of product sold                      438,847   302,094   221,448   178,572   155,074
                                         ---------  --------  --------  --------  ---------
 Gross profit                              389,162   284,128   227,287   187,546   161,422
                                         ---------  --------  --------  --------  ---------
 Expenses:
    Development and product engineering     90,038    66,460    48,974    40,988    36,063
    Selling and administration             160,705   130,297   110,799    93,311    82,966
    Goodwill amortization                    5,235     3,133     3,135     2,798     2,720
    Personnel reduction                         --     3,914        --        --     3,800
                                         ---------  --------  --------  --------  ---------
      Total expenses                       255,978   203,804   162,908   137,097   125,549
                                         ---------  --------  --------  --------  ---------
 Operating income                          133,184    80,324    64,379    50,449    35,873
 Other income (expense), net:
    Interest                                10,504     6,803     1,158       183      (942)
    Other                                   (7,025)     (898)   (1,216)     (895)     (205)
                                         ---------  --------  --------  --------  ---------
Income before income taxes and
    extraordinary item                     136,663    86,229    64,321    49,737    34,726
 Provision for income taxes                 49,200    31,043    23,800    18,101    13,700
                                         ---------  --------  --------  --------  ---------
 Net income before extraordinary item       87,463    55,186    40,521    31,636    21,026
 Extraordinary item, net of taxes (1)           --        --    (1,450)       --        --
                                         ---------  --------  --------  --------  ---------
 Net income                                 87,463  $ 55,186   $39,071   $31,636   $21,026
                                         ---------  --------  --------  --------  ---------
                                         ---------  --------  --------  --------  ---------
 Average common shares outstanding         128,314   117,094   111,220   109,996   108,352
                                         ---------  --------  --------  --------  ---------
                                         ---------  --------  --------  --------  ---------
Earnings per share before extraordinary
    item (1)                                 $0.68     $0.47     $0.36     $0.29     $0.19
                                         ---------  --------  --------  --------  ---------
                                         ---------  --------  --------  --------  ---------
 Earnings per share                          $0.68     $0.47     $0.35     $0.29     $0.19
                                         ---------  --------  --------  --------  ---------
                                         ---------  --------  --------  --------  ---------
 BALANCE SHEET DATA (AT PERIOD END):
 Cash and cash equivalents                $183,221  $238,491   $49,512   $16,324   $20,484
 Working capital                           357,422   358,786   132,015    87,630    75,284
 Total assets                              768,765   601,083   334,684   280,054   240,762
 Total debt                                  9,160       410       810     1,110    14,434
 Total stockholders' investment            617,470   510,866   264,758   220,394   182,188
                                         ---------  --------  --------  --------  ---------
                                         ---------  --------  --------  --------  ---------
___________



(1) An extraordinary charge of $1,450,000 (or $.01 per share), net of income taxes, recorded in the year ended October 31, 1994, represents the charge to clean up and repair the damage from an earthquake at the Company's facility in California.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company offers a broad range of products to address key areas of the telecommunications network infrastructure. To meet its customers' needs, the Company offers equipment, services and integrated solutions within the following general functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are sold primarily to public network providers in the United States and internationally. The Company's enterprise networking products are sold primarily to private voice, data and video network providers around the world. The Company's broadband connectivity products are sold to both public and private global network providers.

    Historically, the Company's principal product offerings have generally consisted of copper-based and fiber-based products designed to address the needs of its customers for transmission, enterprise networking and connectivity on traditional telephony networks. With the growth of multimedia applications and the associated development of enhanced voice, data and video services, the Company's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and applications relating to the broadband telecommunications equipment market. The market for broadband telecommunications equipment is evolving and rapidly changing. There can be no assurance that the Company's new or enhanced products will meet with market acceptance or be sold profitably.

    The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company is experiencing growth through acquisition and expansion and results of operations described in this report may not be indicative of results to be achieved in future periods. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays during late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future.

RESULTS OF OPERATIONS

    The percentage relationships to net sales of certain income and expense items for the three years ended October 31, 1996, and the percentage changes in these income and expense items between years are contained in the following table:

                                                                           PERCENTAGE
                                            PERCENTAGE OF NET SALES     INCREASE BETWEEN
                                                  YEARS ENDED                YEARS
                                           ----------------------------------------------
                                                                       1996 VS.  1995 VS.
                                            1996      1995      1994     1995      1994
                                           -----     ------    ------  -------   --------
  Net sales                                100.0%    100.0%    100.0%    41.2%     30.6%
  Cost of product sold                     (53.0)    (51.5)    (49.3)    45.3      36.4
                                           ------   -------   -------
  Gross profit                              47.0      48.5      50.7     37.0      25.0
  Expenses:
    Development and product engineering    (10.9)    (11.3)    (11.0)    35.5      35.7
    Selling and administration             (19.4)    (22.2)    (24.7)    23.3      17.6
    Goodwill amortization                    (.6)      (.6)      (.7)       -         -
    Personnel reduction                        -       (.7)        -        -         -
                                          --------  -------   -------
  Operating income                          16.1      13.7      14.3     65.8      24.8
  Other income (expense), net:
    Interest                                 1.3       1.2        .3     54.4         -
    Other                                    (.9)      (.2)      (.3)       -         -
                                          --------  -------   -------
  Income before income taxes and
         extraordinary item                 16.5      14.7      14.3     58.5      34.1
  Provision for income taxes                (5.9)     (5.3)     (5.3)    58.5      30.4
                                          --------  -------   -------
  Net income before extraordinary item      10.6       9.4       9.0     58.5      36.2
  Extraordinary item, net of taxes             -         -       (.3)       -         -
                                          --------  -------   -------
  Net income                                10.6%      9.4%      8.7%    58.5      41.2
                                          --------  -------   -------
                                          --------  -------   -------


    NET SALES: The following table sets forth the dollar amounts and percentage amounts of the Company's net sales for the three years ended October 31, 1996, for each of the functional product groups described above (dollars in thousands):


                                                                          PERCENTAGE
                                                                           INCREASE
                      NET SALES FOR THE YEARS ENDED OCTOBER 31,         BETWEEN YEARS
                  -----------------------------------------------------------------------
                           1996                  1995             1994   1996 VS. 1995 VS.
                  ------------------------------------------------------   1995    1994
PRODUCT GROUP        NET         %         NET        %       NET      %   ----    ----
-------------       SALES       ---       SALES      ---     SALES    ---
                  --------              --------           --------
Transmission      $304,820    36.8%     $184,432    31.5%  $103,694   23.1%  65.3%  77.9%
Enterprise
  Networking       145,651    17.6       127,405    21.7    123,300   27.5   14.3    3.3
Broadband
  Connectivity     377,538    45.6       274,385    46.8    221,741   49.4   37.6   23.7
                  --------   ------     --------   ------  --------  ------
    Total         $828,009   100.0%     $586,222   100.0%  $448,735  100.0%  41.2   30.6
                  --------   ------     --------   ------  --------  ------
                  --------   ------     --------   ------  --------  ------


    Net sales were $828.0 million and $586.2 million for the years ended
October 31, 1996 and 1995, reflecting 41.2% and 30.6% annual increases, respectively. The increases in net sales in both 1996 and 1995 predominantly reflect increases in sales of transmission products (65.3% in 1996 and 77.9% in 1995) and broadband connectivity products (37.6% in 1996 and 23.7% in 1995). Within these two product groups, net sales increased approximately $70.0 million in 1996 as a result of revenue contributions from companies acquired during 1996.

    In addition to the growth from acquisition, the Company's 65.3% growth in net sales of transmission products during 1996 primarily reflects increased sales of transmission systems to public telecommunications network providers. The Company's 77.9% growth in net sales of transmission products during 1995 primarily reflected increased sales of fiber optic transmission systems to public telecommunications network providers. If the Company's transmission systems internally developed or acquired within the last three years and continuing transmission product enhancements meet with reasonable market acceptance, the Company anticipates that net sales of transmission products will grow as a percentage of the Company's total net sales.

    The Company's 37.6% growth in net sales of broadband connectivity products in 1996 predominantly reflects the Company's success in selling these products into new global broadband market applications, in addition to growth from acquisition. This success is also a primary cause of the 23.7% growth in net sales of broadband connectivity products in 1995. Within the broadband connectivity product group, net sales of ADC's digital signal cross-connect
(DSX) modules and bays have declined as a percentage of total net sales to 22.7% in 1996, from 23.9% in 1995 and 27.2% in 1994. The Company believes that future sales of DSX and other copper connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

    Net sales of enterprise networking products increased 14.3% and 3.3% during 1996 and 1995, respectively. These increases reflect significant growth in net sales of public network access equipment, partially offset by decreases in net sales of Local Area Network (LAN) equipment. Recognizing changes in the competitive environment for LAN equipment, the Company realigned its Kentrox and Fibermux subsidiaries into the Enterprise Networking Group during 1995 to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products. Further integration of these two subsidiaries is planned for 1997.

    GROSS PROFIT. During 1996, 1995 and 1994, the gross profit percentages were 47.0%, 48.5% and 50.7% of net sales, respectively. The 1996 and 1995 declines in gross profit percentages primarily resulted from the continuing change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. Future gross profit percentages will continue to be affected by the mix of products the Company sells, the timing of new product introductions and manufacturing volume, among other factors.

    OPERATING EXPENSES: Total operating expenses for the years ended October 31, 1996, 1995 and 1994 were $256.0 million, $203.8 million and $162.9 million, representing 30.9%,

34.8% and 36.4% of net sales, respectively. The increases in absolute dollars of operating expenses during 1996 and 1995 were due primarily to the expanded operations associated with higher revenue levels and, in the year ended October 31, 1995, a charge of $3.9 million related primarily to a personnel reduction at the Fibermux facility resulting from the realignment of the Company's enterprise networking operations. The decreases in operating expenses as a percentage of net sales during 1996 and 1995 reflect the Company's ability to leverage operating expenses against higher revenue levels.

    Development and product engineering expenses were $90.0 million, $66.5 million and $49.0 million for the years ended October 31, 1996, 1995 and 1994, respectively, reflecting increases of 35.5% during 1996 and 35.7% during 1995. These increases resulted from substantial product development efforts in each of the Company's three functional product groups. The Company believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups.
However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

    Selling and administration expenses were $160.7 million, $130.3 million and $110.8 million for the years ended October 31, 1996, 1995 and 1994, respectively, reflecting increases of 23.3% during 1996 and 17.6% during 1995. These increases resulted from selling activities associated with new product introductions, additional personnel costs related to expanded operations and, in 1996, costs associated with the three acquisitions which were accounted for as poolings of interests.

    The Company's other 1996 acquisitions were accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets by approximately $59.9 million. The amortization of these amounts over 5 to 15 years on a straight line basis resulted in increased goodwill amortization expense for the year ended October 31, 1996, to $5.2 million, from $3.1 million in the years ended October 31, 1995 and 1994.

    OTHER INCOME (EXPENSE), NET:  For the years ended October 31, 1996 and
1995, the net interest income category represented net interest income on cash balances. (See "Liquidity and Capital Resources" below for a discussion of cash levels and the $182.0 million of cash proceeds from the Company's June 1995 secondary public offering of 6.3 million shares of common stock.)

    Other expense for the year ended October 31, 1996 primarily represented the Company's share of net operating results of its investments in other companies accounted for on an equity basis. For the years ended October 31, 1995 and 1994, other expense primarily represented miscellaneous expense.

    INCOME TAXES: See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this report for a reconciliation of the federal statutory tax rate to effective tax rates of

36.0%, 36.0% and 37.0% in 1996, 1995 and 1994, respectively.  These rates reflect the varying amounts of non-deductible goodwill amortization during 1996, 1995 and 1994, respectively, included in operating expenses in each of the three years, and the beneficial impact of tax credits.

    EXTRAORDINARY ITEM: An extraordinary charge of $1.5 million (or $.01 per share), net of income taxes, was recorded in 1994, representing expenses relating to the clean up and repair of damage to the Fibermux facility resulting from an earthquake in January 1994.

    NET INCOME: Net income was $87.5 million (or $.68 per share) for the year ended October 31, 1996, an increase of 58.5% over $55.2 million (or $.47 per share) for the year ended October 31, 1995. Net income for 1995 represented an increase of 41.2% over $39.1 million (or $.35 per share) for the year ended October 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $55.3 million, and increased $189.0 million during the years ended October 31, 1996 and 1995, respectively. The major elements of the 1996 decrease were net income before depreciation and amortization of $121.3 million offset by the $80.9 million increase in receivables and inventory levels, property and equipment additions of $69.1 million and acquisition payments and long-term investments of $56.6 million. The 1996 increases in receivables and inventory levels and property and equipment additions reflect the Company's growth. See Note 4 to the Consolidated Financial Statements included in this report for a discussion of 1996 acquisitions. In the year ended October 31, 1995, the major elements of the increase were the $182 million net proceeds from the Company's June 1995 public offering of 6.3 million shares of common stock and net income before depreciation and amortization of $81.5 million, offset by the $52.6 million increase in inventory and receivable levels (reflecting the Company's growth in 1995), property and equipment additions of $32.5 million and acquisition and investment payments of $12.8 million.

    At October 31, 1996, the Company had approximately $9.2 million of debt outstanding. This entire amount represents debt of companies acquired during 1996.

    Management believes that current cash balances and cash generated from operating activities will be adequate to fund working capital requirements, capital expenditures (approximately $51 million committed at October 31, 1996) and possible acquisitions or strategic alliances for 1997. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

    The foregoing discussion of the Company's Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and

Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the telecommunications industry. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to the Company's report on Form 10-K for the fiscal year ended October 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(A) STATEMENT OF REGISTRANT

    No separate financial statements of the Company's subsidiaries are included herein because the Company is primarily an operating company and its subsidiaries are wholly-owned or majority owned.

(B) CONSOLIDATED STATEMENTS

Report of Independent Public Accountants......................................28

Consolidated Statements of Income for the years ended
    October 31, 1996, 1995 and 1994...........................................29

Consolidated Balance Sheets as of October 31, 1996 and 1995...................30

Consolidated Statements of Stockholders' Investment
    for the years ended October 31, 1996, 1995 and 1994.......................31

Consolidated Statements of Cash Flows for the years ended
    October 31, 1996, 1995 and 1994...........................................32

Notes to Consolidated Financial Statements....................................33

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the financial statements and related notes.

(C) SUPPLEMENTAL FINANCIAL INFORMATION -- Unaudited...........................41

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADC Telecommunications, Inc.:

    We have audited the accompanying consolidated balance sheets of ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADC Telecommunications, Inc.
and Subsidiaries as of   October 31, 1996 and 1995, and the results of their
operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
November 26, 1996

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE YEARS ENDED OCTOBER 31

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 1996        1995        1994
                                               --------    --------    --------
NET SALES                                      $828,009    $586,222    $448,735

COST OF PRODUCT SOLD                            438,847     302,094     221,448
                                               --------    --------    --------
GROSS PROFIT                                    389,162     284,128     227,287
    Gross profit percentage                       47.0%       48.5%       50.7%
                                                --------    --------    --------
EXPENSES:
  Development and product engineering            90,038      66,460      48,974
  Selling and administration                    160,705     130,297     110,799
  Goodwill amortization                           5,235       3,133       3,135
  Personnel reduction                                --       3,914          --
                                               --------    --------    --------
    Total expenses                              255,978     203,804     162,908
                                               --------    --------    --------
OPERATING INCOME                                133,184      80,324      64,379

OTHER INCOME (EXPENSE), NET                       3,479       5,905         (58)
                                               --------    --------    --------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                             136,663      86,229      64,321

PROVISION FOR INCOME TAXES                       49,200      31,043      23,800
                                               --------    --------    --------
NET INCOME BEFORE EXTRAORDINARY ITEM             87,463      55,186      40,521

EXTRAORDINARY ITEM, NET OF TAXES                     --          --      (1,450)
                                               --------    --------    --------
NET INCOME                                     $ 87,463    $ 55,186    $ 39,071
                                               --------    --------    --------
                                               --------    --------    --------
AVERAGE COMMON SHARES OUTSTANDING               128,314     117,094     111,220
                                               --------    --------    --------
                                               --------    --------    --------
EARNINGS PER SHARE BEFORE EXTRAORDINARY
 ITEM                                             $0.68       $0.47       $0.36
                                               --------    --------    --------
                                               --------    --------    --------
EARNINGS PER SHARE                                $0.68       $0.47       $0.35
                                               --------    --------    --------
                                               --------    --------    --------

          The accompanying notes are an integral part of these consolidated financial statements.

                     ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS - OCTOBER 31

                                    (IN THOUSANDS)

                                                 1996         1995
                                               --------     --------
                                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                    $183,221     $238,491
  Accounts receivable, net of reserves of
   $3,921 and $4,258                            163,219      107,255
  Inventories, net of reserves of
   $14,603 and $8,103                           130,582       86,559
  Prepaid income taxes and other assets          22,479       15,442
                                               --------     --------
    Total current assets                        499,501      447,747

PROPERTY AND EQUIPMENT, NET                     131,080       78,686

OTHER ASSETS, PRINCIPALLY GOODWILL              138,184       74,650
                                               --------     --------
                                               $768,765     $601,083
                                               --------     --------
                                               --------     --------

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current maturities of long-term debt         $  2,247     $    410
  Accounts payable                               49,459       28,820
  Accrued liabilities                            90,373       59,731
                                               --------     --------
    Total current liabilities                   142,079       88,961

DEFERRED INCOME TAXES                             2,303        1,256

LONG-TERM DEBT, LESS CURRENT MATURITIES           6,913           --
                                               --------     --------
    Total liabilities                           151,295       90,217
                                               --------     --------
STOCKHOLDERS' INVESTMENT:
  Common stock,  $0.20 par value; authorized
   300,000 shares; issued 65,177 and 62,737
   shares                                        13,035       12,547
  Paid-in capital                               232,266      219,266
  Retained earnings                             373,540      280,662
  Cumulative translation adjustment                 232         (715)
  Deferred compensation                          (1,603)        (894)
                                               --------     --------
    Total stockholders' investment              617,470      510,866
                                               --------     --------
                                               $768,765     $601,083
                                               --------     --------
                                               --------     --------

          The accompanying notes are an integral part of these consolidated financial statements.

                       ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                            FOR THE YEARS ENDED OCTOBER 31

                                     (IN THOUSANDS)

                                                 Common Stock                           Cumulative
                                                ----------------    Paid-in   Retained  Translation       Deferred
                                                Shares    Amount    Capital   Earnings   Adjustment     Compensation
                                                ------   -------   --------   --------  -----------     ------------
Balance, October 31, 1993                       27,697   $ 5,539   $ 29,465   $186,405           --        $(1,015)
    Stock issued for employee benefit plans        191        38      5,386         --           --         (1,262)
    Reduction of deferred compensation              --        --         --         --           --          1,131
    Net income                                      --        --         --     39,071           --             --
                                                ------   -------   --------   --------  -----------     ----------
Balance, October 31, 1994                       27,888     5,577     34,851    225,476           --         (1,146)
    Stock split effected in the form of a
     stock dividend                             28,044     5,609     (5,609)        --           --             --
    Stock issued for secondary public offering   6,325     1,265    180,489         --           --             --
    Stock issued for employee benefit plans        480        96      9,535         --           --           (714)
    Reduction of deferred compensation              --        --         --         --           --            966
    Translation adjustments                         --        --         --         --  $      (715)            --
    Net income                                      --        --         --     55,186           --             --
                                                ------   -------   --------   --------  -----------     ----------
Balance, October 31, 1995                       62,737    12,547    219,266    280,662         (715)          (894)
    Stock issued for business acquisitions       1,911       382        198      5,415           --             --
    Stock issued for employee benefit plans        529       106     12,802         --           --         (1,490)
    Reduction of deferred compensation              --        --         --         --           --            781
    Translation adjustments                         --        --         --         --          947             --
    Net income                                      --        --         --     87,463           --             --
                                                ------   -------   --------   --------  -----------     ----------
Balance, October 31, 1996                       65,177   $13,035   $232,266   $373,540  $      232      $   (1,603)
                                                ------   -------   --------   --------  -----------     ----------
                                                ------   -------   --------   --------  -----------     ----------

          The accompanying notes are an integral part of these consolidated financial statements.

               ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED OCTOBER 31

                                (IN THOUSANDS)

                                                  1996         1995         1994
                                                ---------    ---------   ---------
OPERATING ACTIVITIES:
    Net income                                  $  87,463    $  55,186   $  39,071
    Adjustments to reconcile net income to
     net cash from operating activities:
       Depreciation and amortization               33,794       26,341      23,366
       Reduction in deferred compensation             781          966       1,131
       Decrease in deferred income taxes           (3,448)      (4,652)     (1,786)
       Other                                           28          455          --
       Changes in assets and liabilities
         Accounts receivable                      (45,767)     (31,130)     (8,518)
         Inventories                              (35,100)     (21,466)    (15,925)
         Prepaids and other assets                 (3,048)      (2,455)      1,010
         Accounts payable                          15,104        6,559       8,438
         Accrued liabilities                       13,650       14,455      11,414
                                                ---------    ---------   ---------
           Total cash from operating activities    63,457       44,259      58,201
                                                ---------    ---------   ---------
INVESTMENT ACTIVITIES:
    Property and equipment additions, net         (69,057)     (32,456)    (21,788)
    Acquisition payments                          (49,291)      (4,676)     (7,087)
    Long-term investments                          (7,268)      (8,139)         --
                                                ---------    ---------   ---------
           Total cash used for investment
            activities                           (125,616)     (45,271)    (28,875)
                                                ---------    ---------   ---------
FINANCING ACTIVITIES:
    Decrease in long-term debt                     (4,897)        (400)       (300)
    Common stock issued                            11,696      190,671       4,162
                                                ---------    ---------   ---------
           Total cash from financing activities     6,799      190,271       3,862
                                                ---------    ---------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                90         (280)         --
                                                ---------    ---------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (55,270)     188,979      33,188

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    238,491       49,512      16,324
                                                ---------    ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 183,221    $ 238,491   $  49,512
                                                ---------    ---------   ---------
                                                ---------    ---------   ---------
SUPPLEMENTAL DISCLOSURES:
    Income taxes paid                           $  46,129    $  27,549   $  21,802
                                                ---------    ---------   ---------
                                                ---------    ---------   ---------

     The accompanying notes are an integral part of these consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of ADC Telecommunications, Inc. (a Minnesota corporation) and all significant subsidiaries in which ADC has more than a 50% equity ownership, (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

    CASH EQUIVALENTS: Cash equivalents primarily represent short-term investments in commercial paper with maturities of three months or less. The carrying amount of these investments approximate their fair value due to their short maturities.

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

    GOODWILL: The excess of the cost of acquired businesses over the fair value of the net assets acquired is being amortized on a straight-line basis ranging from 5 to 25 years. Management periodically assesses the amortization period and recoverability of the carrying amount of goodwill based upon an estimate of future cash flows from related operations.

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

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

    NEW ACCOUNTING PRONOUNCEMENTS: SFAS NO. 123 - Accounting for Stock-Based Compensation, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. As permitted under the new standard, the Company will continue to account for employee stock options under APB No. 25. The pro-forma disclosures required by this standard will be included in the Company's 1997 consolidated financial statements.

(2) CONSOLIDATED INCOME STATEMENT INFORMATION

    EXPORT SALES:  Export sales were $172,212,000, $106,416,000 and $67,113,000 during 1996, 1995 and 1994, respectively.

    OTHER INCOME (EXPENSE), NET:
    --------------------------------------------------------------------------
                                          1996         1995          1994
                                                  (In Thousands)
    --------------------------------------------------------------------------

    Interest income                     $10,906       $7,078        $1,309
    Interest expense                       (402)        (275)         (151)
    Other income (expense), net          (7,025)        (898)       (1,216)
                                        --------      -------       -------
                                         $3,479       $5,905          $(58)
                                        --------      -------       -------
                                        --------      -------       -------

    PERSONNEL REDUCTION: During the quarter ended April 30, 1995, the Company initiated a realignment of its Kentrox and Fibermux subsidiaries into one business unit. The Company recorded a charge of $3,914,000 in conjunction with the realignment, related primarily to a personnel reduction. As a result of the realignment, approximately 100 Fibermux employees, primarily in sales, administration and engineering, were separated from the Company. Substantially all separation benefits were paid by January 31, 1996.

    EXTRAORDINARY ITEM: The building that serves as headquarters for Fibermux suffered damage as a result of the earthquake that struck Los Angeles on January 17, 1994. The facility sustained damages of $2,300,000 ($1,450,000 after the $850,000 tax benefit). All operations resumed by February 8, 1994.

(3) CONSOLIDATED BALANCE SHEET INFORMATION

    --------------------------------------------------------------------------
                                                      1996            1995
                                                         (In Thousands)
    --------------------------------------------------------------------------

    INVENTORIES:
    Purchased materials and manufactured products   $119,006         $75,694
    Work-in-process                                   11,576          10,865
                                                    --------         -------
                                                    $130,582         $86,559
                                                    --------         -------
                                                    --------         -------
    PROPERTY AND EQUIPMENT:
    Land and buildings                               $43,965         $33,362
    Machinery and equipment                          209,347         139,294
    Furniture and fixtures                            22,319          18,881
                                                    --------         -------
                                                     275,631         191,537

    Less accumulated depreciation
      and amortization                              (144,551)       (112,851)
                                                    --------         -------
                                                    $131,080         $78,686
                                                    --------         -------
                                                    --------         -------
    GOODWILL:
    Goodwill                                        $136,940         $77,028
    Less accumulated amortization                    (20,156)        (14,921)
                                                    --------         -------
                                                    $116,784         $62,107
                                                    --------         -------
                                                    --------         -------
    ACCRUED LIABILITIES:
    Accrued compensation and benefits                $42,968         $34,632
    Accrued income taxes                              14,566          10,088
    Other accrued liabilities                         32,839          15,011
                                                    --------         -------
                                                     $90,373         $59,731
                                                    --------         -------
                                                    --------         -------

(4) ACQUISITIONS

    During the second quarter of 1996, the Company exchanged a total of 1,176,950 shares of its common stock in two separate business combinations for all the outstanding shares of Da Tel Fibernet, Inc. ("Da Tel") and Information Transmission Systems Corp. ("ITS"). Both transactions were accounted for as poolings of interests. Da Tel provides engineering, design and installation services for telecommunications companies. ITS designs and manufactures wireless television transmission products for the cable and broadcast industries.

    During the third quarter of 1996, the Company acquired all of the outstanding capital stock of Metrica Systems Limited ("Metrica") in a transaction that was accounted for as a pooling of interests. A total of 734,015 shares of the Company's common stock were exchanged in the combination. Metrica, based in London, England, designs and manufactures management software for wireless networks.

    Financial data for periods prior to the closing of these pooling transactions has not been restated because neither the net assets nor operating results were material, individually or in the aggregate, to the Company's consolidated financial statements.

    During the second quarter of 1996, the Company purchased all of the outstanding stock of Skyline Technology, Inc. ("Skyline") for an initial cash payment of $12 million and additional consideration not to exceed $20 million. The purchase price exceeded the fair value of the acquired assets by approximately $11 million. Additional consideration, if any, will be payable over a three year period beginning November 1, 1996, subject to the achievement of certain financial results. Skyline designs and manufactures ISDN/Frame Relay access products.

    During the third quarter of 1996, the Company purchased 80% of the outstanding common stock of Solitra Oy ("Solitra"), based in Kempele, Finland, with a commitment to acquire the remaining 20% over a three year period. The stock was acquired for an initial cash payment of $41 million plus additional consideration which is payable subject to the achievement of certain financial results. The initial purchase price exceeded the fair value of the acquired assets by approximately $38.5 million. Additional consideration, if any, will be payable over a three year period beginning November 1, 1996. Solitra designs and manufactures components for cellular network base stations as well as high specification filters for mobile phones.

    The acquisitions of Skyline and Solitra were accounted for as purchases. Accordingly, the results of operations of the acquired entities have been included in the Company's consolidated financial statements since the respective dates of acquisition. Goodwill associated with these acquisitions is being amortized using the straight line method over periods ranging from 10 to 15 years.

    The inclusion of Skyline and Solitra financial data prior to the dates of acquisition would not have materially affected reported results.

(5) DEBT

    The Company has a revolving, unsecured credit agreement with four banks which permits borrowings up to $40,000,000 through December 31, 1996, primarily at prevailing market rates of interest. There were no borrowings under this agreement during 1996, 1995 or 1994.

(6) EMPLOYEE BENEFIT PLANS

    PENSION PLAN: The Company maintains a defined benefit plan covering a majority of its employees. The plan is funded in accordance with the requirements of Federal laws and regulations. Plan assets consist of fixed income securities and a managed portfolio of equity securities.

    Pension expense included the following components:

    --------------------------------------------------------------------------
                                          1996         1995          1994
                                                  (In Thousands)
    --------------------------------------------------------------------------

    Service cost for benefits
      earned during the period           $2,368       $1,766       $1,804
    Interest cost on the projected
      benefit obligation                  1,944        1,682        1,522
    Return on assets                     (4,614)      (3,627)        (633)
    Net amortization and deferral         2,891        2,240         (700)
                                         -------      -------      -------
                                         $2,589       $2,061       $1,993
                                         -------      -------      -------
                                         -------      -------      -------

    Discount rate used to determine
      actuarial present value of
      benefits at October 31                8.0%         7.5%         7.5%
                                         -------      -------      -------
                                         -------      -------      -------

    The rate of compensation increase used to measure the projected benefit obligation was 5% for all three years. The expected long-term rate of return on plan assets was 9%.

    The following table sets forth the funded status of the plan as of October 31:

    --------------------------------------------------------------------------
                                                      1996            1995
                                                         (In Thousands)
    --------------------------------------------------------------------------
    Accumulated benefit obligation:
      Vested                                       $(21,926)       $(20,357)
      Nonvested                                      (1,376)         (1,509)
                                                   ---------       ---------
        Total                                       (23,302)        (21,866)
    Excess of projected benefit obligation
      over accumulated benefit obligation            (7,366)         (4,055)
                                                   ---------       ---------
    Projected benefit obligation                    (30,668)        (25,921)
    Market value of plan assets                      29,011          20,939
                                                   ---------       ---------
    Unfunded projected benefit obligation            (1,657)         (4,982)
    Unrecognized net gain                            (4,769)         (3,240)
    Unrecognized prior service cost                   1,717           1,842
    Unrecognized transition liability                   780             851
                                                   ---------       ---------
        Total accrued pension liability             $(3,929)        $(5,529)
                                                   ---------       ---------
                                                   ---------       ---------

    RETIREMENT SAVINGS PLAN: The Company maintains a Retirement Savings Plan for employees who have completed one year of service. The Company contributes 1% of wages and, depending on Company performance, partially matches employee contributions to the Plan up to 6% of wages. Employees are fully vested in all contributions. The Company's contributions to the plan totaled $7,394,000, $6,141,000 and $5,830,000 during 1996, 1995, and
    1994, respectively. A portion of the Company's cash contributions is invested in the Company's stock by the Plan's trustee.

    STOCK AWARD PLANS: The Company maintains a Stock Incentive Plan to grant certain stock awards, including stock options at fair market value and restricted shares, to key employees of the Company. A maximum of 16,431,708 stock awards can be granted under this plan; 8,392,326 stock awards were available for grant as of October 31, 1996. The Company also maintains a Nonemployee Director Stock Option Plan in order to enhance the ability to attract and retain the services of experienced and knowledgeable outside directors. This plan provides for granting of a maximum of 440,000 non-qualified stock options at fair market value. As of October 31, 1996, 120,000 shares were available for option grants under this plan.

    The following schedule summarizes activity in the plans:

    --------------------------------------------------------------------------
                                           Stock      Restricted      Grant
                                          Options        Stock        Price
    --------------------------------------------------------------------------

    Outstanding at October 31, 1994      3,945,612      201,620     $ 1 - $11
        Granted                          3,246,882       40,500     $10 - $21
        Exercised                       (1,273,476)                 $ 1 - $13
        Restrictions Lapsed                     --       (1,440)    $ 9 - $11
        Canceled                          (599,624)     (75,540)    $ 6 - $16
                                        -----------    ---------
    Outstanding at October 31, 1995      5,319,394      165,140     $ 1 - $21
        Granted                          1,206,116       70,378     $ 1 - $33
        Exercised                         (963,514)          --     $ 1 - $21
        Restrictions Lapsed                     --     (104,932)    $ 6 - $23
        Canceled                          (353,920)     (22,000)    $ 5 - $23
                                        -----------    ---------
    Outstanding at October 31, 1996      5,208,076      108,586     $ 1 - $32
                                        -----------    ---------
                                        -----------    ---------
    Exercisable at October 31, 1996      2,979,140            --    $ 1 - $20
                                        -----------    ---------
                                        -----------    ---------

    During 1994, options for 648,796 shares were exercised at prices ranging from $1 to $5 per share.

(7) CAPITAL STOCK

    AUTHORIZED STOCK: The Company is authorized to issue 300,000,000 shares of $0.20 par value common stock and 10,000,000 shares of no par value preferred stock. There are no preferred shares issued.

    STOCK SPLIT: On September 24, 1996, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid October 31, 1996, to stockholders of record as of October 15, 1996. All references in the accompanying financial statements and notes to earnings per share, average common shares outstanding, Stock Award Plan data and related share prices have been adjusted to reflect the split.

    STOCK OFFERING: On June 14, 1995, the Company completed a secondary public offering of 6,325,000 shares of its common stock at $30 per share. The net proceeds from the offering were $181,754,000, which will be used for general corporate purposes, including working capital, capital expenditures and possible acquisitions or strategic alliances.

    SHAREHOLDER RIGHTS PLAN: On November 28, 1995, the Board of Directors amended and restated the Company's Shareholder Rights Plan that was originally adopted during 1986. Under the original Plan, the Board of Directors declared a dividend of one right for each outstanding share of the Company's common stock. The Plan, as amended, provides that if any person or group acquires 15% or more of the Company's common stock, each right not owned by such person or group will entitle its holder to purchase, at the Right's then-current purchase price ($62.50 for each one-half share of the Company's common stock at October 31, 1996, after giving effect to the October 31, 1996 stock split), common stock of the Company having a value of twice the Right's purchase price. The Rights would not be triggered, however, if the acquisition of 15% or more of the Company's common stock is pursuant to a tender offer or exchange for all outstanding shares of the Company's common stock which is determined by the Board of Directors to be fair and in the best interests of the Company and its shareholders. At October 31, 1996, after giving effect to the October 31, 1996 stock split, the Rights are redeemable at $0.005 per share any time prior to the time they become exercisable. The Rights will expire on November 28, 2005, if not previously redeemed or exercised.

(8) INCOME TAXES

    The components of the provision for income taxes are as follows:

    --------------------------------------------------------------------------
                                          1996         1995          1994
                                                  (In Thousands)
    --------------------------------------------------------------------------
    Current taxes payable:
      Federal                           $44,483       $30,666       $21,357
      Foreign                             2,078           573           330
      State                               6,087         4,456         3,211
                                        -------       -------       -------
                                         52,648        35,695        24,898
    Deferred                             (3,448)       (4,652)       (1,098)
                                        -------       -------       -------
      Total provision                   $49,200       $31,043       $23,800
                                        -------       -------       -------
                                        -------       -------       -------

    The provision for foreign income taxes is based upon foreign pretax earnings of approximately $8,260,000, $1,547,000 and $1,563,000 during 1996, 1995 and 1994, respectively.

    The effective income tax rate differs from the Federal statutory rate as follows:

    --------------------------------------------------------------------------
                                          1996         1995          1994
    --------------------------------------------------------------------------
    Federal statutory rate                 35%          35%           35%
    Research and development
      tax credits                          (1)          (2)           (2)
    Goodwill amortization                   1            1             2
    State income taxes, net                 3            3             3
    Other, net                             (2)          (1)           (1)
                                          ----         ----          ----
      Effective income tax rate            36%          36%           37%
                                          ----         ----          ----
                                          ----         ----          ----

    Deferred tax assets (liabilities) of the Company as of October 31 are comprised of the following:

    --------------------------------------------------------------------------
                                                      1996         1995
                                                        (In Thousands)
    --------------------------------------------------------------------------
    Current deferred tax assets:
      Asset valuation reserves                     $  5,225    $  4,002
      Accrued liabilities                            10,989       7,067
      Other                                               3         396
                                                   --------    --------
        Total                                       $16,217     $11,465
                                                   --------    --------
                                                   --------    --------
    Non-current deferred tax assets (liabilities):
      Depreciation                                  $(2,698)    $(1,929)
      Other                                             395         673
                                                   --------    --------
        Total                                       $(2,303)    $(1,256)
                                                   --------    --------
                                                   --------    --------

(9) COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES: A portion of the Company's operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable with expiration dates ranging through the year 2004. The rental expense included in the accompanying consolidated statements of income was $7,281,000, $5,676,000, and $5,411,000 for 1996, 1995, and 1994
    respectively.

    The following is a schedule of future minimum rental payments required under all non-cancelable operating leases as of October 31, 1996:

    --------------------------------------------------------------------------
                                                               (In Thousands)
    --------------------------------------------------------------------------
     1997                                                           $  6,493
     1998                                                              5,614
     1999                                                              5,111
     2000                                                              4,664
     2001 and thereafter                                              11,592
                                                                 -----------
                                                                     $33,474
                                                                 -----------
                                                                 -----------

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

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                         1996
                                 --------------------------------------------------------
                                 FIRST       SECOND      THIRD        FOURTH
                                 QUARTER     QUARTER     QUARTER      QUARTER      TOTAL
                                 -------     -------     -------      -------     -------
Net Sales                       $162,591    $193,053    $217,313     $255,052    $828,009
                                 -------     -------     -------      -------     -------
Gross Profit                      77,910      89,417     101,746      120,089     389,162
                                 -------     -------     -------      -------     -------
Income Before Income Taxes        25,487      31,094      36,206       43,876     136,663
Provision for Income Taxes         9,174      11,195      13,034       15,797      49,200
                                 -------     -------     -------      -------     -------
Net Income                      $ 16,313    $ 19,899    $ 23,172     $ 28,079    $ 87,463
                                 -------     -------     -------      -------     -------
                                 -------     -------     -------      -------     -------
Average Common Shares
Outstanding                      125,516     128,048     129,704      130,098     128,314
                                 -------     -------     -------      -------     -------
                                 -------     -------     -------      -------     -------
Earnings Per Share              $   0.13    $   0.15    $   0.18     $   0.22    $   0.68
                                 -------     -------     -------      -------     -------
                                 -------     -------     -------      -------     -------

                                 --------------------------------------------------------
                                                         1995
                                 --------------------------------------------------------
                                 FIRST       SECOND      THIRD        FOURTH
                                 QUARTER     QUARTER     QUARTER      QUARTER      TOTAL
                                 -------     -------     -------      -------     -------

Net Sales                       $121,774    $140,342    $150,454     $173,652    $586,222
                                 -------     -------     -------      -------     -------
Gross Profit                      59,372      69,039      71,712       84,005     284,128
                                 -------     -------     -------      -------     -------
Income Before Income Taxes        16,352      16,235      24,489       29,153      86,229
Provision for Income Taxes         5,886       5,846       8,815       10,496      31,043
                                 -------     -------     -------      -------     -------
Net Income                      $ 10,466    $ 10,389    $ 15,674     $ 18,657    $ 55,186
                                 -------     -------     -------      -------     -------
                                 -------     -------     -------      -------     -------
Average Common Shares
Outstanding                      111,698     112,188     118,642      125,310     117,094
                                 -------     -------     -------      -------     -------
                                 -------     -------     -------      -------     -------
Earnings Per Share              $   0.10    $   0.09    $   0.13     $   0.15    $   0.47
                                 -------     -------     -------      -------     -------
                                 -------     -------     -------      -------     -------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See Part I of this Report for information with respect to executive officers of the Company. Pursuant to General Instruction G(3), reference is made to the information contained under the captions "Election of Directors" and "Section 16(a) Reporting" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 25, 1997, which information is incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated herein) in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 25, 1997, which information is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 25, 1997, which information is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to General Instruction G(3), reference is made to the information contained in the last paragraph under the caption "Election of Directors -- Compensation of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 25, 1997, which information is incorporated herein.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

    The following consolidated financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Report of Independent Public Accountants.
    Consolidated Statements of Income for the years ended October 31,
      1996, 1995 and 1994.
    Consolidated Balance Sheets as of October 31, 1996 and 1995.
    Consolidated Statements of  Stockholders' Investment for
      the years ended October 31, 1996, 1995 and 1994.
    Consolidated Statements of Cash Flows for the years
      ended October 31, 1996, 1995 and 1994.
    Notes to Consolidated Financial Statements.
    Supplemental Financial Information (Unaudited).

    2.   FINANCIAL STATEMENT SCHEDULES

    All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable, or the information required has been included elsewhere in the financial statements and related notes.

    3.   LISTING OF EXHIBITS

Exhibit
Number   Description
-------  -----------

3-a Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated May 24, 1996.)

3-b Composite Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)


Exhibit
Number   Description
-------  ------------

4-a      Form of certificate for shares of Common Stock of ADC Telecommunications,
         Inc.  (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996.)

4-b Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement on Form S-8 dated May 24, 1996.)

4-c      Composite Restated Bylaws of ADC Telecommunications, Inc., as amended.
         (Incorporated by reference to Exhibit 3-b to the Company's Annual Report on
         Form 10-K for the fiscal year ended October 31, 1989.)

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

10-c*    ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended.

10-d*    Business Unit Management Incentive Plan Document - Directors and Above
         Fiscal Year 1997.

10-e*    Corporate Management Incentive Plan Document - Directors and Above
         Fiscal Year 1997.

10-f*    International Management Incentive Plan Document Fiscal Year 1997.

10-g*    Executive Incentive Exchange Plan Fiscal Year 1997.

10-h*    Executive Incentive Exchange Plan Fiscal Year 1996.



Exhibit
Number   Description
------   ------------

10-i*    Broadband Connectivity Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-h to the Company's Quarterly
         Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-j* Corporate Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-k*    Enterprise Networking Group Management Incentive Plan Fiscal Year
         1996. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly
         Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-l*    International Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-k to the Company's Quarterly
         Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-m*    Network Services Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-m to the Company's Quarterly
         Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-n*    ADC Video Systems Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-o to the Company's Quarterly
         Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-o*    Systems Integration Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-r to the Company's Quarterly
         Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-p*    Broadband Connectivity Management Incentive Plan Fiscal Year 1995.
         (Incorporated by reference to Exhibit 10-f to the Company's Quarterly
         Report on Form 10-Q for the quarter ended January 31, 1995.)

10-q*    Corporate Management Incentive Plan Fiscal Year 1995.  (Incorporated
         by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q
         for the quarter ended January 31, 1995.)

10-r*    International Management Incentive Plan Fiscal Year 1995.
         (Incorporated by reference to Exhibit 10-i to the Company's Quarterly
         Report on Form 10-Q for the quarter ended January 31, 1995.)

10-s* Kentrox Management Incentive Plan Fiscal Year 1995. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)



Exhibit
Number   Description
-------  -----------

10-t*    Network Services Management Incentive Plan Fiscal Year 1995.
         (Incorporated by reference to Exhibit 10-k to the Company's Quarterly
         Report on Form 10-Q for the quarter ended January 31, 1995.)

10-u*    Supplemental Executive Retirement Plan Agreement for William J.
         Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc.
         and William J. Cadogan, as amended.

10-v*    ADC Telecommunications, Inc. Change in Control Severance Pay Plan
         Statement and Summary Plan Description.  (Incorporated by reference to
         Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-w* Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit
         10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended
         January 31, 1989.)

10-x*    First Amendment of the Compensation Plan for Directors of ADC
         Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-y* ADC Telecommunications, Inc. Directors' Supplemental Retirement Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1990.)

10-z* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended.

10-aa*   ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of
         November 1, 1978, as amended.

10-bb*   ADC Telecommunications, Inc. Pension Excess Plan, dated as of January
         1, 1985, as amended.

10-cc*   ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September
         1, 1990, as amended.

10-dd    Lease Agreement, dated August 21, 1990, between Minnetonka Corporate
         Center I Limited Partnership and ADC Telecommunications, Inc.
         (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)



Exhibit
Number   Description
-------  -----------

10-ee    Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc.  (Incorporated by reference to Exhibit
        10-w to the Company's Annual Report on Form 10-K for the fiscal year ended
        October 31, 1990.)

10-ff    Sublease Agreement, dated October 31, 1990, between Seagate
         Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-gg    Sublease, dated as of February 21, 1995, between Seagate Technology,
         Inc. and ADC Telecommunications, Inc.  (Incorporated by reference to
         Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)

10-hh    Extension of Lease, dated December 7, 1995, between ADC
         Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center,
         Minnetonka, Minnesota.) (Incorporated by reference to Exhibit 10-w to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-ii    Extension of Lease, dated December 7, 1995, between ADC
         Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center,
         Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-x to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-jj    Stock Purchase Agreement, dated July 1, 1996, by and between ADC
         Telecommunications, Inc., ADC Mersum Oy and the Shareholders of Solitra Oy.
         (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1996.)

21-a     Subsidiaries of the Company.

23-a Consent of Independent Public Accountants to the incorporation of their report dated November 26, 1996, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos. 2-83584,
         33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407, 33-58409,
         33-59445, 333-02133, 333-04481, 333-07309 and 333-15283.

24-a     Power of Attorney.

Exhibit
Number   Description
-------- ------------

27-a     Financial Data Schedule.

99-a     Cautionary Statement Regarding Forward-Looking Statements.

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


(b)      REPORTS ON FORM 8-K

         Form 8-K/A Amendment No. 1 to Current Report on Form 8-K dated July 1, 1996 filed on September 13, 1996 in connection with the acquisition of Solitra Oy, a Finnish corporation.

         Current Report on Form 8-K dated September 24, 1996 filed on October 7, 1996 in connection with the Company's announcement of a two-for-one common stock split, in the form of a one-hundred percent (100%) stock dividend.

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

                                      ADC TELECOMMUNICATIONS, INC.

Dated:   January 9, 1997              By:    /s/ William J. Cadogan
                                             ------------------------
                                             William J. Cadogan
                                             Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Chief Operating Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ William J. Cadogan    Chairman of the Board, President,  Dated:  January 9, 1997
-----------------------    Chief Executive Officer and
William J. Cadogan         Chief Operating Officer
                           (principal executive officer)

/s/ Robert E. Switz        Vice President, Chief Financial    Dated:  January 9, 1997
-----------------------    Officer
Robert E. Switz            (principal financial officer)

/s/ Charles T. Roehrick    Vice President, Controller         Dated:  January 9, 1997
-----------------------    (principal accounting officer)
Charles T. Roehrick

James C. Castle*           Director                           Dated:  January 9, 1997
Thomas E. Holloran*        Director                           Dated:  January 9, 1997
B. Kristine Johnson*       Director                           Dated:  January 9, 1997
Charles W. Oswald*         Director                           Dated:  January 9, 1997
Irene M. Qualters*         Director                           Dated:  January 9, 1997
Alan E. Ross*              Director                           Dated:  January 9, 1997
Jean-Pierre Rosso*         Director                           Dated:  January 9, 1997
Donald M. Sullivan*        Director                           Dated:  January 9, 1997
Warde F. Wheaton*          Director                           Dated:  January 9, 1997
John D. Wunsch*            Director                           Dated:  January 9, 1997


*By  /s/ David F. Fisher                                      Dated:  January 9, 1997
   --------------------
David F. Fisher
Attorney-in-Fact


                             ADC TELECOMMUNICATIONS, INC.
                              ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                    EXHIBIT INDEX



Exhibit
Number   Description                                                                Page
------   -----------                                                                ----
3-a      Restated Articles of Incorporation of ADC Telecommunications, Inc., as
         amended.  (Incorporated by reference to Exhibit 4.1 to the
         Company's Registration Statement on Form S-8 dated May 24, 1996.)

3-b      Composite Restated Bylaws of ADC Telecommunications, Inc., as amended.
         (Incorporated by reference to Exhibit 3-b to the Company's Annual
         Report on Form 10-K for the fiscal year ended October 31, 1989.)

4-a      Form of certificate for shares of Common Stock of ADC
         Telecommunications, Inc.  (Incorporated by reference to Exhibit
         4-a to the Company's Form 10-Q for the quarter ended January 31, 1996.)

4-b Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated May 24, 1996.)

4-c      Composite Restated Bylaws of ADC Telecommunications, Inc., as amended.
         (Incorporated by reference to Exhibit 3-b to the Company's Annual
         Report on Form 10-K for the fiscal year ended October 31, 1989.)

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

10-a     Stock Option and Restricted Stock Plan, restated as of January 26,
         1988. (Incorporated by reference to Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended
         April 30, 1988.)



Exhibit
Number   Description                                                              Page
-------  -----------                                                              ------

10-b     Amendment to Stock Option and Restricted Stock Plan dated as of
         September 26, 1989. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-c     ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended.....

10-d     Business Unit Management Incentive Plan Document - Directors and
         Above Fiscal Year 1997. ...............................................

10-e     Corporate Management Incentive Plan Document - Directors and Above
         Fiscal Year 1997. .....................................................

10-f     International Management Incentive Plan Document Fiscal Year 1997. ....

10-g     Executive Incentive Exchange Plan Fiscal Year 1997. ...................

10-h     Executive Incentive Exchange Plan Fiscal Year 1996. ...................

10-i     Broadband Connectivity Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-h to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-j Corporate Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-k     Enterprise Networking Group Management Incentive Plan Fiscal Year
         1996. (Incorporated by reference to Exhibit 10-j to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-l     International Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-k to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-m     Network Services Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-m to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-n     ADC Video Systems Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-o to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)



Exhibit
Number   Description                                                              Page
------   -----------                                                              ----
10-o     Systems Integration Management Incentive Plan Fiscal Year 1996.
         (Incorporated by reference to Exhibit 10-r to the Company's
         Quarterly Report on Form 10-Q for the Quarter ended January 31,
         1996.)

10-p     Broadband Connectivity Management Incentive Plan Fiscal Year 1995.
         (Incorporated by reference to Exhibit 10-f to the Company's
         Quarterly Report on Form 10-Q for the quarter ended January 31,
         1995.)

10-q Corporate Management Incentive Plan Fiscal Year 1995. (Incorporated by reference to Exhibit 10-g to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10-r     International Management Incentive Plan Fiscal Year 1995.
         (Incorporated by reference to Exhibit 10-i to the Company's
         Quarterly Report on Form 10-Q for the quarter ended January 31,
         1995.)

10-s Kentrox Management Incentive Plan Fiscal Year 1995. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1995.)

10-t     Network Services Management Incentive Plan Fiscal Year 1995.
         (Incorporated by reference to Exhibit 10-k to the Company's
         Quarterly Report on Form 10-Q for the quarter ended January 31,
         1995.)

10-u     Supplemental Executive Retirement Plan Agreement for William J.
         Cadogan, dated as of November 1, 1990, between ADC
         Telecommunications, Inc. and William J. Cadogan, as amended. .......

10-v     ADC Telecommunications, Inc. Change in Control Severance Pay Plan
         Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form
         10-K for the fiscal year ended October 31, 1989.)

10-w Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

10-x     First Amendment of the Compensation Plan for Directors of ADC
         Telecommunications, Inc. restated as of December 31, 1988.
         (Incorporated by reference to Exhibit 10-s to the Company's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)


Exhibit
Number   Description                                                              Page
------   -----------                                                              ----

10-y ADC Telecommunications, Inc. Directors' Supplemental Retirement Plan dated as of January 23, 1990. (Incorporated by reference to Exhibit 10-m to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-z     ADC Telecommunications, Inc. Nonemployee Director Stock Option
         Plan, as amended. ...................................................

10-aa    ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. ....................................

10-bb    ADC Telecommunications, Inc. Pension Excess Plan, dated as of
         January 1, 1985, as amended. ........................................


10-cc    ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of
         September 1, 1990, as amended. ......................................

10-dd    Lease Agreement, dated August 21, 1990, between Minnetonka
         Corporate Center I Limited Partnership and ADC
         Telecommunications, Inc.  (Incorporated by reference to Exhibit
         10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-ee    Lease Agreement, dated October 26, 1990, between Lutheran
         Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form
         10-K for the fiscal year ended October 31, 1990.)

10-ff    Sublease Agreement, dated October 31, 1990, between Seagate
         Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-gg    Sublease, dated as of February 21, 1995, between Seagate
         Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)



Exhibit
Number   Description                                                              Page
------   -----------                                                              ----

10-hh    Extension of Lease, dated December 7, 1995, between ADC
         Telecommunications, Inc. and Lutheran Brotherhood (for the
         Company's facility located at 5900 Clearwater Drive, Minnetonka
         Corporate Center, Minnetonka, Minnesota.) (Incorporated by reference to Exhibit 10-w to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-ii    Extension of Lease, dated December 7, 1995, between ADC
         Telecommunications, Inc. and Lutheran Brotherhood (for the
         Company's facility located at 5950 Clearwater Drive, Minnetonka
         Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-x to the Company's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1996.)

10-jj    Stock Purchase Agreement, dated July 1, 1996, by and between ADC
         Telecommunications, Inc., ADC Mersum Oy and the Shareholders of
         Solitra Oy. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1996.)

21-a     Subsidiaries of the Company. .............................................

23-a     Consent of Independent Public Accountants to the incorporation of their report dated November 26, 1996, included in this Form 10-K, into the Company's previously filed Registration Statements, File
         Nos. 2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407,
         33-58409, 33-59445, 333-02133, 333-04481, 333-07309 and 333-15283.........

24-a     Power of Attorney. .......................................................

27-a     Financial Data Schedule. .................................................

99-a     Cautionary Statement Regarding Forward-Looking Statements. ...............
