Form 10-Q
period 1997-01-31
ADC TELECOMMUNICATIONS INC
filed 1997-03-14
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                ----------------

                                    FORM 10-Q

(Mark One)
     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

                                       OR

     / /       TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A

                          Commission file number 0-1424

                          ADC Telecommunications, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Minnesota                                      41-0743912
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  12501 Whitewater Drive, Minnetonka, MN  55343
                -------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (612) 938-8080
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
     -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     Common stock, $.20 par value:  130,636,335 shares as of March 12, 1997

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)


                                     ASSETS

                                                JANUARY 31,         OCTOBER 31,
                                                   1997                 1996
                                                -----------        -----------
CURRENT ASSETS:
    Cash and cash equivalents                    $  149,393         $  183,221
    Accounts receivable                             170,641            163,219
    Inventories                                     137,823            130,582
    Prepaid income taxes and other assets            22,502             22,479
                                                -----------        -----------
          Total current assets                      480,359            499,501

PROPERTY AND EQUIPMENT, net                         145,509            131,080

OTHER ASSETS, principally goodwill                  156,263            138,184
                                                -----------        -----------
                                                 $  782,131         $  768,765
                                                -----------        -----------
                                                -----------        -----------

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
    Current maturities of long-term debt           $  1,379           $  2,247
    Accounts payable                                 53,596             49,459
    Accrued liabilities                              88,397             90,373
                                                -----------        -----------
          Total current liabilities                 143,372            142,079

DEFERRED INCOME TAXES                                 2,255              2,303
LONG TERM DEBT, less current maturities               6,564              6,913
                                                -----------        -----------
          Total liabilities                         152,191            151,295

STOCKHOLDERS' INVESTMENT
     (130,606 and 65,177 shares outstanding)        629,940            617,470
                                                -----------        -----------

                                                 $  782,131         $  768,765
                                                -----------        -----------
                                                -----------        -----------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     FOR THE QUARTERS ENDED
                                                          JANUARY 31,
                                                ------------------------------
                                                   1997                 1996
                                                -----------        -----------

NET SALES                                        $  256,777         $  162,591

COST OF PRODUCT SOLD                                139,108             84,681
                                                -----------        -----------

GROSS PROFIT                                        117,669             77,910
                                                -----------        -----------

          Gross profit percentage                     45.8%              47.9%
                                                -----------        -----------

EXPENSES:
    Development and product engineering              28,119             19,943
    Selling and administration                       49,444             34,907
    Goodwill amortization                             2,522                784
    Non-recurring charges                            22,700                 --
                                                -----------        -----------

          Total expenses                            102,785             55,634
                                                -----------        -----------

OPERATING INCOME                                     14,884             22,276

OTHER INCOME (EXPENSE), NET:
          Interest                                    1,786              3,552
          Other                                       (427)              (341)
                                                -----------        -----------

INCOME BEFORE INCOME TAXES                           16,243             25,487

PROVISION FOR INCOME TAXES                            5,848              9,174
                                                -----------        -----------

NET INCOME                                        $  10,395          $  16,313
                                                -----------        -----------
                                                -----------        -----------
AVERAGE COMMON SHARES OUTSTANDING                   130,445            125,516
                                                -----------        -----------
                                                -----------        -----------
EARNINGS PER SHARE                                $    0.08          $    0.13
                                                -----------        -----------
                                                -----------        -----------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                 (IN THOUSANDS)

                                                                  FOR THE QUARTERS ENDED
                                                               -------------------------
                                                                       JANUARY 31,
                                                                   1997           1996
                                                               -----------   -----------
OPERATING ACTIVITIES:
   Net income                                                  $    10,395   $    16,313
   Adjustments to reconcile net income to net cash from
                 operating activities -
       Non-recurring charges                                        22,700            --
       Depreciation and amortization                                11,727         7,209
       Reduction in deferred compensation                              337            72
       Decrease in deferred income taxes                               (48)           --
       Other                                                           668            26
       Changes in assets and liabilities
            Accounts receivable                                     (6,336)          124
            Inventories                                             (4,643)      (18,506)
            Prepaid income taxes and other assets                      208           391
            Accounts payable                                         1,085        (4,369)
            Accrued liabilities                                    (11,870)        3,614
                                                               -----------   -----------
                   Total cash from operating activities             24,223         4,874
                                                               -----------   -----------

INVESTMENT ACTIVITIES:
   Acquisitions                                                    (30,700)           --
   Property and equipment additions, net                           (21,227)      (13,942)
   Long-term investments                                            (8,099)       (4,528)
                                                               -----------   -----------
                   Total cash used for investment activities       (60,026)      (18,470)
                                                               -----------   -----------
FINANCING ACTIVITIES:
   Decrease in long term debt                                         (473)           --
   Common stock issued                                               2,414           639
                                                               -----------   -----------
                   Total cash from financing activities              1,941           639
                                                               -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 34           (77)
                                                               -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                              (33,828)      (13,034)

CASH AND CASH EQUIVALENTS, beginning of period                     183,221       238,491
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                       $   149,393   $   225,457
                                                               -----------   -----------
                                                               -----------   -----------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     1ST                   4TH                3RD                 2ND
                                                   QUARTER               QUARTER            QUARTER             QUARTER
                                                     1997                 1996                1996                1996
                                                 -----------           ---------          ----------          ----------
NET SALES                                         $  256,777          $  255,052          $  217,313          $  193,053

COST OF PRODUCT SOLD                                 139,108             134,963             115,567             103,636
                                                 -----------           ---------          ----------          ----------

GROSS PROFIT                                         117,669             120,089             101,746              89,417
                                                 -----------           ---------          ----------          ----------

          Gross profit percentage                       45.8%               47.1%               46.8%               46.3%
                                                 -----------           ---------          ----------          ----------
EXPENSES:
     Development and product engineering              28,119              25,887              22,579              21,629
     Selling and administration                       49,444              46,675              41,607              37,516
     Goodwill amortization                             2,522               2,094               1,474                 883
     Non-recurring charges                            22,700                  --                  --                  --
                                                 -----------           ---------          ----------          ----------
          Total expenses                             102,785              74,656              65,660              60,028
                                                 -----------           ---------          ----------          ----------

OPERATING INCOME                                      14,884              45,433              36,086              29,389

OTHER INCOME(EXPENSE), NET:
          Interest                                     1,786               2,014               2,341               2,597
          Other                                         (427)             (3,571)             (2,221)               (892)
                                                 -----------           ---------          ----------          ----------

INCOME BEFORE INCOME TAXES                            16,243              43,876              36,206              31,094

PROVISION FOR INCOME TAXES                             5,848              15,797              13,034              11,195
                                                 -----------           ---------          ----------          ----------

NET INCOME                                       $    10,395           $  28,079          $   23,172          $   19,899
                                                 -----------           ---------          ----------          ----------
                                                 -----------           ---------          ----------          ----------

AVERAGE COMMON SHARES
OUTSTANDING                                          130,445             130,098             129,704             128,048
                                                 -----------           ---------          ----------          ----------
                                                 -----------           ---------          ----------          ----------

EARNINGS PER SHARE                                 $    0.08            $   0.22           $    0.18           $   0. 15
                                                 -----------           ---------          ----------          ----------
                                                 -----------           ---------          ----------          ----------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the three months ended January 31, 1997, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market.
          Inventories at January 31, 1997, and October 31, 1996, consisted of (in thousands):

                                                   1997                1996
                                               ----------          ----------
               Purchased materials and
                 manufactured products         $  122,795          $  119,006
               Work-in-process                     15,028              11,576
                                               ----------          ----------
                                               $  137,823          $  130,582
                                               ----------          ----------
                                               ----------          ----------

Note 3 NON-RECURRING CHARGES: The non-recurring charges of $22.7 million primarily represent the write-off of purchased research and development resulting from the acquisition of the Wireless Infrastructure Group of Pacific Communication Sciences, Inc. (PCSI), as well as expenses related to the consolidation of the Company's West Coast operations.

Note 4 ACQUISITIONS: During the first quarter of 1997, the Company acquired substantially all of the assets and liabilities of the Wireless Infrastructure Group of PCSI, a wholly-owned subsidiary of Cirrus Logic, Inc., for $23 million in cash. The Wireless Infrastructure Group designs and manufactures equipment for wireless data and advanced paging communications.

          The acquisition was accounted for as a purchase, and resulted in the non-recurring charge for the write-off of purchased research and development described in Note 3. The inclusion of the Wireless Infrastructure Group operating results for periods prior to the date of acquisition would not have materially affected reported results.

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

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 1997 and 1996 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                                         PERCENTAGE
                                                                          INCREASE
                                           PERCENTAGE OF NET SALES       (DECREASE)
                                            FOR THE QUARTERS ENDED         BETWEEN
                                                  JANUARY 31               PERIODS
                                           ------------------------      ----------
                                              1997          1996
                                           ---------       --------
NET SALES                                    100.0%         100.0%          57.9%
COST OF PRODUCT SOLD                         (54.2)         (52.1)          64.3
                                           ---------       --------
GROSS PROFIT                                  45.8           47.9           51.0
EXPENSES:
     Development and product engineering     (10.9)         (12.2)          41.0
     Selling and administration              (19.3)         (21.5)          41.6
     Goodwill amortization                    (1.0)           (.5)             -
     Non-recurring charges                    (8.8)             -              -
                                           ---------       --------
OPERATING INCOME                               5.8           13.7          (33.2)
OTHER INCOME (EXPENSE), NET:
     Interest                                   .7            2.2              -
     Other                                     (.2)           (.2)             -
                                           ---------       --------
INCOME BEFORE INCOME TAXES                     6.3           15.7          (36.3)
PROVISION FOR INCOME TAXES                    (2.3)          (5.7)         (36.3)
                                           ---------       --------
NET INCOME                                     4.0%          10.0%         (36.3)
                                           ---------       --------
                                           ---------       --------

     NET SALES: The following table sets forth the Company's net sales for the quarters ended January 31, 1997 and 1996 for each of the Company's functional product groups described above:


                                                  QUARTER ENDED JANUARY 31, ($ IN THOUSANDS)
                              -----------------------------------------------------------------------
                                             1997                                     1996
                              --------------------------------          -----------------------------
   PRODUCT GROUP                NET SALES                 %             NET SALES                 %
---------------------         -----------           ---------           ----------          ---------
TRANSMISSION                    $105,312                41.0%            $51,427                31.6%
ENTERPRISE NETWORKING             39,828                15.5              31,606                19.5
BROADBAND CONNECTIVITY           111,637                43.5              79,558                48.9
                              ----------          ----------         -----------          ----------
     TOTAL                      $256,777               100.0%           $162,591               100.0%
                              ----------          ----------         -----------          ----------
                              ----------          ----------         -----------          ----------

     Net sales for the quarter ended January 31, 1997 increased 57.9% to $256.8 million over the comparable 1996 quarter. This increase is the result of increases in net sales for all three product groups plus revenue contributions from companies acquired since January 31, 1996. Such revenue contributions from acquired companies totaled $40.0 million for the quarter ended January 31, 1997.

     During the quarter ended January 31, 1997, net sales of transmission products increased 104.8% over the comparable 1996 quarter. In addition to revenue contributions from companies acquired since January 31, 1996, the increase predominately reflected increased sales of transmission systems to public telecommunications network providers.

     Net sales of broadband connectivity products increased 40.3% during the quarter ended January 31, 1997. In addition to revenue contributions from companies acquired since January 31, 1996, the increase primarily reflected success in selling these products into expanding global broadband market applications during the quarter. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     The 26.0% increase in net sales of enterprise networking group products reflected strong first quarter growth in sales of access equipment which were partially offset by decreases in sales of Local Area Network (LAN) equipment. Recognizing changes in the competitive environment for LAN equipment, the Company realigned its Kentrox and Fibermux subsidiaries into the enterprise networking group during 1995 to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products. The final integration of the operations of these two subsidiaries is expected to occur mid-1997, when the Fibermux manufacturing operation is transferred to Kentrox.

     GROSS PROFIT: The gross profit percentage for first quarter 1997, 45.8% of net sales, was lower than the 47.9% gross profit percentage for first quarter 1996 primarily due to a product sales mix that was heavily weighted toward sales of newer, lower margin products which address emerging, global broadband applications. Future gross profit percentages will continue to be affected by the mix of products the Company sells, the timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Total operating expenses for the quarters ended January 31, 1997 and 1996 were $102.8 million and $55.6 million, respectively. During the quarter ended January 31, 1997, non-recurring charges of $22.7 million primarily represent the write-off of purchased research and development resulting from the acquisition of the wireless infrastructure group from PCSI, as well as expenses related to a consolidation and streamlining of the Company's West Coast operations. Operating expenses before non-recurring charges for the quarters ended January 31, 1997 and 1996 were $80.1 million and $55.6 million, representing 31.2% and 34.2% of net sales, respectively. The increase in absolute dollars of operating expenses before non-recurring charges was due primarily to expanded operations associated with higher revenue levels during the quarter ended January 31, 1997. The decrease in this amount as a percentage of net sales during the quarter reflects the Company's ability to leverage operating expenses against revenue levels.

     Development and product engineering expenses were $28.1 million for the quarter ended January 31, 1997, representing a 41.0% increase over the quarter ended January 31, 1996. The increase reflects substantial product development and introduction efforts in each of the Company's three functional product groups. The Company believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups.
However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $49.4 million for the quarter ended January 31, 1997, representing a 41.6% increase over the quarter ended January 31, 1996. The increase reflects selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Several of the Company's acquisitions since January 31, 1996 have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. The amortization of these amounts over 5 to 15 years on a straight line basis resulted in increased goodwill amortization expense for the quarter ended January 31, 1997 to $2.5 million, from $.8 million in the quarter ended January 31, 1996.

     OTHER INCOME (EXPENSE), NET: For the quarters ended January 31, 1997 and 1996, the net interest income (expense) category represented net interest income on cash balances. (See Liquidity and Capital Resources below for a discussion of cash levels.)

     Other expense for the quarter ended January 31, 1997 primarily represented the Company's share of net operating results of its investments in other companies accounted for on an equity basis.

     INCOME TAXES: The effective income tax rate was 36.0% for the quarters ended January 31, 1997 and 1996. In addition to the non-deductible goodwill amortization included in operating expenses each quarter, the rates reflect the beneficial impact of tax credits.

     NET INCOME: Net income was $10.4 million (or $.08 per share) for the quarter ended January 31, 1997, a decrease of 36.3% over $16.3 million (or $.13 per share) for the quarter ended January 31, 1996. Before taking into account the non-recurring charges of $22.7 million, net income was $24.9 million (or $.19 per share) for the quarter ended January 31, 1997, an increase of 52.8% over first quarter 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $33.8 million and $13.0 million during the quarters ended January 31, 1997 and 1996, respectively. The major elements of the 1997 decrease were net income before non-recurring charges, depreciation and amortization of $44.8 million offset by the $21.6 million net increase in working capital elements (reflecting growth in business), acquisitions of $30.7 million, property and equipment additions of $21.2 million and long-term investments of $8.1 million. The major elements of the 1996 decrease were net income before depreciation and amortization of $23.5 million, offset by the $18.5 million increase in inventory levels (reflecting growth in business), property and equipment additions of $13.9 million and long-term investments of $4.5 million.

     At January 31, 1997 and October 31, 1996, the Company had approximately $7.9 million and $9.2 million of debt outstanding. This entire amount represents debt of companies acquired since January 31, 1996.

     Management believes that current cash balances and cash generated from operating activities will be adequate to fund working capital requirements, capital expenditures (approximately $50.0 million committed at January 31, 1997) and possible acquisitions or strategic alliances for 1997. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that any forward-looking statements made by the Company in this Form 10-Q or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to the Company's Report on Form 10-K for the year ended October 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a.   An annual meeting of shareholders was held on February 25, 1997.

          b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.


          c-1. Amendment to the Company's 1991 Stock Incentive Plan to increase the total number of authorized shares of Common Stock available for grant under the plan from 16,431,708 shares to 22,419,008 shares, an increase of 5,987,300 shares was approved (89,208,376 affirmative votes; 28,226,793 negative votes; 322,223 abstentions and 0 broker non-votes).

          c-2. Amendment to the Company's Noneemployee Director Stock Option
               Plan to increase the total number of authorized shares of Common Stock available for grant under the plan from 440,000 shares to 840,000 shares, an increase of 400,000 shares was approved (106,889,680 affirmative votes; 10,491,335 negative votes; 376,377 abstentions and 0 broker non-votes).

          c-3. The following table shows the vote totals with respect to the election of the four directors:

          For terms expiring in 2000

                                           VOTES                AUTHORITY
              NAME                          FOR                  WITHHELD
          ----------------------------------------------------------------
          William J. Cadogan            117,166,710              590,682
          B. Kristine Johnson           117,151,582              605,810
          Irene M. Qualters             117,151,292              606,100
          Jean-Pierre Rosso             117,139,753              617,639


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

               10-a Business Development Management Incentive Plan Document -
                    Directors and Above Fiscal Year 1997.

               27-a Financial Data Schedule.

               b.   Reports on Form 8-K
                    None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 14, 1997             ADC TELECOMMUNICATIONS, INC.



                                   By:    /s/  Robert E. Switz
                                        -----------------------------------
                                        Robert E. Switz
                                        Vice President, Chief Financial Officer
                                        (Principal Financial Officer,
                                        Duly Authorized Officer)

                          ADC TELECOMMUNICATIONS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1997


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

   10-a        Business Development Management Incentive Plan Document
               - Directors and Above Fiscal Year 1997.........................

   27-a        Financial Data Schedule ........................................