Form 10-Q
period 1997-04-30
ADC TELECOMMUNICATIONS INC
filed 1997-06-12
CIK 61478

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                  ----------

                                   FORM 10-Q

(Mark One)
     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997
                                      OR
     / /      TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from N/A to N/A
                         Commission file number 0-1424

                         ADC Telecommunications, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Minnesota                               41-0743912
   ---------------------------------               -----------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


                 12501 Whitewater Drive, Minnetonka, MN  55343
            ------------------------------------------------------
              (Address of principal executive offices) (zip code)

                                (612) 938-8080
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
    ----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        YES  /X/               NO  / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.20 par value:  131,772,011 shares as of June 6, 1997

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                (In Thousands)

                                    ASSETS

                                               April 30,      October 31,
                                                  1997            1996
                                               ----------      ----------
CURRENT ASSETS:
     Cash and cash equivalents                 $134,374        $183,221
     Accounts receivable                        185,354         163,219
     Inventories                                143,925         130,582
     Prepaid income taxes and other assets       23,376          22,479
                                             ----------      ----------
          Total current assets                  487,029         499,501

PROPERTY AND EQUIPMENT, net                     165,481         131,080

OTHER ASSETS, principally goodwill              155,484         138,184
                                             ----------      ----------

                                               $807,994        $768,765
                                             ==========      ==========


                   LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt        $1,158          $2,247
     Accounts payable                            45,422          49,459
     Accrued liabilities                         96,756          90,373
                                             ----------      ----------
          Total current liabilities             143,336         142,079

DEFERRED INCOME TAXES                               347           2,303
LONG-TERM DEBT, less current maturities           3,521           6,913
                                             ----------      ----------
          Total liabilities                     147,204         151,295

STOCKHOLDERS' INVESTMENT
     (131,712 and 65,177 shares outstanding)    660,790         617,470
                                             ----------      ----------

                                               $807,994        $768,765
                                             ==========      ==========

         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                   (In Thousands, Except Per Share Amounts)

                               For the Quarters Ended  For the Six Months Ended
                                       April 30,             April 30,
                               ----------------------  ------------------------
                                  1997         1996       1997        1996
                               ---------    ---------  ---------   ---------

NET SALES                       $279,199     $193,053   $535,976    $355,644

COST OF PRODUCT SOLD             149,876      103,636    288,984     188,317
                               ---------    ---------  ---------   ---------

GROSS PROFIT                     129,323       89,417    246,992     167,327
                               ---------    ---------  ---------   ---------

       Gross profit percentage     46.3%        46.3%      46.1%       47.0%
                               ---------    ---------  ---------   ---------

EXPENSES:
   Development and product
      engineering                 30,406       21,629     58,525      41,572
   Selling and administration     52,840       37,516    102,284      72,423
   Goodwill amortization           2,351          883      4,873       1,667
   Non-recurring charges              --           --     22,700          --
                                --------    ---------  ---------   ---------

       Total expenses             85,597       60,028    188,382     115,662
                               ---------    ---------  ---------   ---------

OPERATING INCOME                  43,726       29,389     58,610      51,665

OTHER INCOME (EXPENSE), NET:
       Interest                    1,795        2,597      3,581       6,149
       Other                       (425)        (892)      (852)     (1,233)
                               ---------    ---------  ---------   ---------

INCOME BEFORE INCOME TAXES        45,096       31,094     61,339      56,581

PROVISION FOR INCOME TAXES        16,235       11,195     22,083      20,369
                               ---------    ---------  ---------   ---------

NET INCOME                       $28,861      $19,899    $39,256     $36,212
                               =========    =========  =========   =========

AVERAGE COMMON SHARES
   OUTSTANDING                   131,009      128,048    130,724     126,762
                               =========    =========  =========   =========

EARNINGS PER SHARE                 $0.22        $0.15      $0.30       $0.28
                               =========    =========  =========   =========


         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                (In Thousands)

                                                 For the Six Months Ended
                                                        April 30,
                                              ------------------------------
                                                  1997              1996
                                               ---------         ---------
OPERATING ACTIVITIES:
   Net income                                    $39,256          $36,212
   Adjustments to reconcile net income to
     net cash from operating activities -
     Non-recurring charges                        22,700               --
     Depreciation and amortization                23,226           15,221
     Reduction in deferred compensation              552              229
     Decrease in deferred income taxes           (1,956)            (146)
     Other                                         (680)                7
     Changes in assets and liabilities
        Accounts receivable                     (15,194)         (17,860)
        Inventories                              (9,736)         (28,914)
        Prepaid income taxes and other assets    (5,554)                9
        Accounts payable                        (10,324)          (6,618)
        Accrued liabilities                      (3,710)            5,256
                                               ---------        ---------
          Total cash from operating activities    38,580            3,396
                                               ---------        ---------

INVESTMENT ACTIVITIES:
   Acquisitions                                 (33,713)          (9,416)
   Property and equipment additions, net        (47,905)         (33,786)
   Long-term investments                         (3,728)          (6,803)
                                               ---------        ---------
          Total cash used for investment
             activities                         (85,346)         (50,005)
                                               ---------        ---------

FINANCING ACTIVITIES:
   Decrease in long-term debt                    (4,951)          (2,472)
   Common stock issued                             3,860            2,789
                                               ---------        ---------
          Total cash from (used for) financing
             activities                          (1,091)              317
                                               ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (990)            (361)
                                               ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS           (48,847)         (46,653)

CASH AND CASH EQUIVALENTS, beginning of period   183,221          238,491
                                               ---------        ---------

CASH AND CASH EQUIVALENTS, end of period        $134,374         $191,838
                                               =========        =========


         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                   (In Thousands, Except Per Share Amounts)

                                          2nd       1st       4th       3rd
                                        Quarter   Quarter   Quarter   Quarter
                                          1997      1997      1996      1996
                                       --------- --------- --------- ---------
NET SALES                              $279,199  $256,777  $255,052  $217,313

COST OF PRODUCT SOLD                    149,876   139,108   134,963   115,567
                                       --------  --------  --------  --------

GROSS PROFIT                            129,323   117,669   120,089   101,746
                                       --------  --------  --------  --------

          Gross profit percentage         46.3%     45.8%     47.1%     46.8%
                                       --------  --------  --------  --------

EXPENSES:
     Development and product engineering 30,406    28,119    25,887    22,579
     Selling and administration          52,840    49,444    46,675    41,607
     Goodwill amortization                2,351     2,522     2,094     1,474
     Non-recurring charges                   --    22,700        --        --
                                       --------  --------  --------  --------
          Total expenses                 85,597   102,785    74,656    65,660
                                       --------  --------  --------  --------

OPERATING INCOME                         43,726    14,884    45,433    36,086

OTHER INCOME (EXPENSE), NET:
          Interest                        1,795     1,786     2,014     2,341
          Other                           (425)     (427)   (3,571)   (2,221)
                                       --------  --------  --------  --------

INCOME BEFORE INCOME TAXES               45,096    16,243    43,876    36,206

PROVISION FOR INCOME TAXES               16,235     5,848    15,797    13,034
                                       --------  --------  --------  --------

NET INCOME                              $28,861   $10,395   $28,079   $23,172
                                       ========  ========  ========  ========
AVERAGE COMMON SHARES
   OUTSTANDING                          131,009   130,445   130,098   129,704
                                       ========  ========  ========  ========

EARNINGS PER SHARE                        $0.22     $0.08     $0.22     $0.18
                                       ========  ========  ========  ========


         See accompanying notes to consolidated financial statements.

                 ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Note 1 Accounting Policies: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the six months ended April 30, 1997, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 Inventories: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at April 30, 1997, and October 31, 1996, consisted of (in thousands):

                                           1997         1996
                                        ----------   ----------
              Purchased materials and
                  manufactured products   $124,527     $119,006
              Work-in-process               19,398       11,576
                                        ----------   ----------
                                          $143,925     $130,582
                                        ==========   ==========

Note 3 Non-recurring Charges: During the first quarter of 1997, the Company recorded a non-recurring charge of $22.7 million. This charge primarily represents the write-off of purchased research and development from the acquisition of the Wireless Infrastructure Group of Pacific Communication Sciences, Inc. ("PCSI"), as well as expenses related to the consolidation of the Company's West Coast operations.

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

          During the second quarter of 1997, the Company exchanged 925,508 shares of its common stock for all of the outstanding shares of common stock of The Apex Group, Inc. ("Apex"), a provider of information management and consulting services. The acquisition was accounted for as a pooling of interests.

          Financial information for periods prior to the closing of this pooling transaction has not been restated because neither the net assets nor operating results of Apex were material to the Company's consolidated financial statements.

Note 5 New Accounting Pronouncement: SFAS No. 128 - Earnings Per Share, was issued during February, 1997 and simplifies the standards for calculating and presenting earnings per share. This pronouncement is effective for fiscal years beginning after December 15, 1997; earlier application is not permitted. The adoption of SFAS No. 128 will not have a material impact on the calculation of earnings per share given the Company's present capital structure.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company offers a broad range of products to address key areas of the telecommunications network infrastructure. To meet its customers' needs, the Company offers equipment, services and integrated solutions within the following general functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are sold primarily to public network providers in the United States and internationally. The Company's enterprise networking products are sold primarily to private voice, data and video network providers around the world. The Company's broadband connectivity products are sold globally to both public and private network providers.

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

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company is growing through acquisition and expansion and results of operations described in this Form 10-Q may not be indicative of results to be achieved in future periods. The Company's expense levels are based in part on expectations of future revenues. If revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and six months ended April 30, 1997 and 1996 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                                Percentage
                                                           Increase (Decrease)
                           Percentage of Net Sales           Between Periods
                     ----------------------------------   ---------------------
                      Quarters Ended   Six Months Ended   Quarters   Six Months
                        April 30,         April 30,        Ended       Ended
                     ---------------    --------------
                       1997    1996      1997   1996      April 30,   April 30,
                      ------  ------    ------ ------     ---------   ---------

Net Sales             100.0%  100.0%     100.0%  100.0%       44.6%      50.7%
Cost of Product Sold  (53.7)  (53.7)     (53.9)  (53.0)       44.6       53.5
                      ------  ------     ------  ------
Gross Profit           46.3    46.3       46.1    47.0        44.6       47.6
Expenses:
   Development and
     product
     engineering      (10.9)  (11.2)     (10.9)  (11.7)       40.6       40.8
   Selling and
      administration  (18.9)  (19.4)     (19.1)  (20.3)       40.8       41.2
   Goodwill
      amortization     (0.8)   (0.5)      (0.9)   (0.5)      166.3      192.3
   Non-recurring charges  -       -       (4.3)      -          -          -
                      ------  ------     ------  ------
Operating Income       15.7    15.2       10.9    14.5        48.8       13.4
Other Income (Expense),
   Net:
     Interest           0.7     1.3        0.7     1.7       (30.9)     (41.8)
     Other             (0.2)   (0.4)      (0.2)   (0.3)      (52.4)     (30.9)
                      ------  ------     ------  ------
Income Before Income
   Taxes               16.2    16.1       11.4    15.9        45.0        8.4
Provision for Income
   Taxes               (5.9)   (5.8)      (4.1)   (5.7)       45.0        8.4
                      ------  ------     ------  ------
Net Income             10.3%   10.3%       7.3%   10.2%       45.0        8.4
                      ======  ======     ======  ======


     Net Sales: The following table sets forth the Company's net sales for the quarters and six-month periods ended April 30, 1997 and 1996 for each of the Company's functional product groups described above (dollars in thousands):

                  Quarters Ended April 30,        Six Months Ended April 30,
               ------------------------------  ------------------------------
                     1997            1996            1997            1996
               --------------  --------------  --------------  --------------
Product Group  Net Sales   %   Net Sales   %   Net Sales   %   Net Sales   %
-------------  ---------  ---  ---------  ---  ---------  ---  ---------  ---

Transmission   $115,833  41.5%  $67,653  35.0% $221,145  41.3% $119,080  33.5%
Enterprise
  Networking     39,763  14.2    37,639  19.5    79,591  14.8    69,245  19.5
Broadband
  Connectivity  123,603  44.3    87,761  45.5   235,240  43.9   167,319  47.0
               -------- ------ -------- ------ -------- ------ -------- ------
    Total      $279,199 100.0% $193,053 100.0% $535,976 100.0% $355,644 100.0%
               ======== ====== ======== ====== ======== ====== ======== ======

     Net sales for the three-month and six-month periods ended April 30, 1997 were $279.2 million and $536.0 million, reflecting 44.6% and 50.7% increases, respectively, over the comparable 1996 time periods. These increases in total net sales are the result of increases in net sales for all three product groups plus revenue contributions from acquired companies. Revenue contributions from acquired companies totaled $31.0 million for the quarter ended April 30, 1997 and $71.0 million for the six months ended April 30, 1997.

     During the quarter and six months ended April 30, 1997, net sales of transmission products increased 71.2% and 85.7%, respectively, over the comparable 1996 time periods. In addition to revenue contributions from companies acquired since April 30, 1996, the increases predominantly reflect increased sales of transmission systems sold to public telecommunications network providers.

     Net sales of broadband connectivity products increased 40.8% and 40.6% during the quarter and six months ended April 30, 1997, respectively, over the comparable 1996 time periods. In addition to revenue contributions from companies acquired since April 30, 1996, the increases primarily reflect the Company's success in selling these products into expanding global broadband market applications. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     During the quarter and six months ended April 30, 1997, net sales of enterprise networking products increased 5.6% and 14.9%, respectively, over the quarter and six months ended April 30, 1996. These increases reflect growth in net sales of access equipment, which was partially offset by a decrease in net sales of Local Area Network (LAN) equipment. Recognizing changes in the competitive environment for LAN equipment, the Company realigned its Kentrox and Fibermux subsidiaries into the enterprise networking group during 1995 to better address the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products. The final integration of the operations of these two subsidiaries is expected to occur during July 1997, when the Fibermux manufacturing operation is transferred to Kentrox.

     Gross Profit: During the three-month periods ended April 30, 1997 and 1996, the gross profit percentages were 46.3%. During the six-month periods ended April 30, 1997 and 1996, the gross profit percentages were 46.1% and 47.0%, respectively. The decline in gross profit percentage during the six-month period ended April 30, 1997 was primarily the result of a change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. The Company anticipates that its future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

     Operating Expenses: Total operating expenses for the quarters ended April 30, 1997 and 1996 were $85.6 million and $60.0 million, representing 30.7% and 31.1% of net sales, respectively. The decrease in operating expenses as a percentage of net sales during the three months ended April 30, 1997 reflects the Company's ability to leverage operating expenses against increased net sales.

     Total operating expenses for the six months ended April 30, 1997 and 1996 were $188.4 million and $115.7 million, representing 35.1% and 32.5% of net sales, respectively. The increase in operating expenses as a percentage of net sales during the six months ended April 30, 1997 reflects the $22.7 million of non-recurring charges recorded during the quarter ended January 31, 1997. Such charges primarily represent the write-off of purchased research and development resulting from the acquisition of the wireless infrastructure group from PCSI, as well as expenses related to a consolidation and streamlining of the Company's West Coast operations. Operating expenses before non-recurring charges for the six months ended April 30, 1997 were $165.7 million, representing 30.9% of net sales and the ability to leverage recurring operating expenses against revenue levels.

     The dollar increases in operating expenses before non-recurring charges during the three-month and six-month periods ended April 30, 1997 were due primarily to expanded operations associated with higher revenue levels.

     Development and product engineering expenses were $30.4 million for the quarter ended April 30, 1997, an increase of 40.6% over $21.6 million for the quarter ended April 30, 1996. For the six months ended April 30, 1997, development and product engineering expenses were $58.5 million, an increase of 40.8% over $41.6 million for the six months ended April 30, 1996. These increases reflect substantial product development and introduction efforts in each of the Company's three functional product groups.

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

     Selling and administration expenses were $52.8 million for the quarter ended April 30, 1997, an increase of 40.8% over $37.5 million for the quarter ended April 30, 1996. For the six months ended April 30, 1997, selling and administration expenses were $102.3 million, an increase of 41.2% over $72.4 million for the six months ended April 30, 1996. These increases reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Several of the Company's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. The amortization of these "goodwill" amounts over five to 15 years on a straight line basis resulted in goodwill amortization expense for the quarter ended April 30, 1997 of $2.4 million, an increase of 166.3% over the $.9 million recorded during the quarter ended April 30, 1996. For the six months ended April 30, 1997, goodwill amortization of $4.9 million represented an increase of 192.3% over the $1.7 million recorded in the six months ended April 30, 1996. These increases reflect acquisitions subsequent to April 30, 1996.

     Other Income (Expense), Net: For the three-month and six-month periods ended April 30, 1997, net interest income was $1.8 million and $3.6 million, respectively, representing net interest income on cash balances. Net interest income for the three-month and six-month periods ended April 30, 1996 was $2.6 million and $6.1 million, respectively, reflecting net interest income on higher 1996 cash balances. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     Income Taxes: The Company's effective income tax rate was 36.0% for the three-month and six-month periods ended April 30, 1997 and 1996. In addition to the non-deductible goodwill amortization included in operating expenses each period, these rates reflect the beneficial impact of tax credits.

     Net Income: Net income was $28.9 million (or $.22 per share) for the quarter ended April 30, 1997, an increase of 45.0% over $19.9 million (or $.15 per share) for the quarter ended April 30, 1996. Net income was $39.3 million (or $.30 per share) for the six months ended April 31, 1997, an increase of 8.4% over $36.2 million (or $.28 per share) for the six months ended April 30, 1996. Before taking into account the non-recurring charges of $22.7 million, net income was $53.8 million (or $.41 per share) for the six months ended April 30, 1997, an increase of 48.6% over the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $48.8 million and $46.7 million during the six months ended April 30, 1997 and 1996, respectively. The major elements of the 1997 decrease were net income before non-recurring charges, depreciation and amortization of $85.2 million, offset by the $44.5 million increase in working capital elements (reflecting growth in business), acquisition payments of $33.7 million and property and equipment additions of $47.9 million. The major elements of the 1996 decrease were net income before depreciation and amortization of $51.4 million offset by the $48.1 million net increase in working capital elements (reflecting growth in business), property and equipment additions of $33.8 million and acquisition payments and long-term investments of $16.2 million. See Note 4 to the Consolidated Financial Statements included in this report for a discussion of acquisitions completed during the six month period ended April 30, 1997.

     At April 30, 1997 and October 31, 1996, the Company had approximately $4.7 million and $9.2 million of debt outstanding, respectively. All such debt represents debt of companies acquired during 1996 and 1997.

     Management believes that current cash balances and cash generated from operating activities will be adequate to fund working capital requirements, capital expenditures (approximately $48.0 million committed at April 30, 1997) and possible acquisitions or strategic alliances for 1997. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

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

                          PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
       None.

ITEM 2.CHANGES IN SECURITIES
       (c) On May 31, 1997, the Company issued 925,508 shares (the "Shares") of its Common Stock, par value $0.20 per share, in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Shares were issued to the former shareholders of The Apex Group, Inc. ("Apex") pursuant to a Stock Purchase Agreement dated May 24, 1997, providing for the acquisition of all of the issued and outstanding shares of capital stock of Apex by the Company. The Shares were issued to the former Apex shareholders in a transaction exempt pursuant to Section 4(2) of the Securities Act. No underwriter or placement agent was involved in the issuance of the Shares, and the Company did not receive any cash consideration for the Shares (which comprised the purchase price paid by the Company for the shares of Apex).

ITEM 3.DEFAULTS UPON SENIOR SECURITIES
       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

ITEM 5.OTHER INFORMATION
       None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
          a.  Exhibits

    4-a Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996.)

    4-b Restated Articles of Incorporation of the Company, as amended to date. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, dated April 15, 1997.)

    4-c        Restated Bylaws of the Company, as amended to date.
               (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, dated April 15, 1997.)

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

    10-a       Second Amendment of ADC Telecommunications, Inc.
               Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997.

    10-b       Second Amendment of ADC Telecommunications, Inc.
               Deferred Compensation Plan, dated effective March 12, 1996 and approved on April 1, 1997.

    10-c       Third Amendment of ADC Telecommunications, Inc.
               401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997.

    10-d Amendment to ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, dated effective April 1, 1997.

    27-a       Financial Data Schedule.

          b.  Reports on Form 8-K
          None.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 11, 1997        ADC TELECOMMUNICATIONS, INC.



                             By: /s/  Robert E. Switz
                                 -----------------------------------
                                 Robert E. Switz
                                 Senior Vice President, Chief Financial Officer (Principal Financial Officer,
                                 Duly Authorized Officer)

                         ADC TELECOMMUNICATIONS, INC.
                          EXHIBIT INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED APRIL 30, 1997

   Exhibit No.            Description
   -----------            -----------

        4-a          Form of certificate for shares of Common
                     Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996.)

        4-b          Restated Articles of Incorporation of the
                     Company, as amended to date. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, dated April 15, 1997.)

        4-c Restated Bylaws of the Company, as amended to date. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, dated April 15, 1997.)

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

        10-a         Second Amendment of ADC Telecommunications,
                     Inc. Pension Excess Plan, dated effective March 12,
                     1996 and approved on April 1, 1997 ....................

        10-b         Second Amendment of ADC Telecommunications,
                     Inc. Deferred Compensation Plan, dated effective March
                     12, 1996 and approved on April 1, 1997 ................

        10-c         Third Amendment of ADC Telecommunications,
                     Inc. 401(k) Excess Plan, dated effective March 12, 1996
                     and approved on April 1, 1997 .........................

        10-d         Amendment to ADC Telecommunications, Inc.
                     Nonemployee Director Stock Option Plan, dated effective
                     April 1, 1997 .........................................

        27-a         Financial Data Schedule ...............................