Form 10-Q
period 1997-07-31
ADC TELECOMMUNICATIONS INC
filed 1997-09-12
CIK 61478

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                                   ----------------

                                      FORM 10-Q



(Mark One)
    /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended July 31, 1997

                                          OR
    / /           TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from N/A to N/A

                            Commission file number 0-1424

                             ADC Telecommunications, Inc.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                Minnesota                              41-0743912
 ------------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incor poration or organization)


                    12501 Whitewater Drive, Minnetonka, MN  55343
                 ---------------------------------------------------
                 (Address of principal executive offices) (zip code)

                                    (612) 938-8080
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

                                         N/A
          -----------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

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

      Common stock, $.20 par value:  132,045,857 shares as of September 9, 1997

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS


                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                    (IN THOUSANDS)


                                        ASSETS


                                                  JULY 31,       OCTOBER 31,
                                                    1997           1996
                                                 ----------      ----------
CURRENT ASSETS:
    Cash and cash equivalents                    $  122,940     $  183,221
    Accounts receivable                             201,197        163,219
    Inventories                                     155,154        130,582
    Prepaid income taxes and other assets            23,471         22,479
                                                 ----------     ----------
         Total current assets                       502,762        499,501

PROPERTY AND EQUIPMENT, net                         193,357        131,080

OTHER ASSETS, principally goodwill                  156,626        138,184
                                                 ----------     ----------

                                                 $  852,745     $  768,765
                                                 ----------     ----------
                                                 ----------     ----------

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
    Current maturities of long-term debt         $      338     $    2,247
    Accounts payable                                 54,950         49,459
    Accrued liabilities                              99,876         90,373
                                                 ----------     ----------
         Total current liabilities                  155,164        142,079

DEFERRED INCOME TAXES                                   331          2,303
LONG-TERM DEBT, less current maturities               3,256          6,913
                                                 ----------     ----------
         Total liabilities                          158,751        151,295

STOCKHOLDERS' INVESTMENT
     (132,033 and 65,177 shares outstanding)        693,994        617,470
                                                 ----------     ----------

                                                 $  852,745     $  768,765
                                                 ----------     ----------
                                                 ----------     ----------


             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   FOR THE QUARTERS ENDED       FOR THE NINE MONTHS ENDED
                                                          JULY 31,                      JULY 31,
                                                  ------------------------     --------------------------
                                                    1997           1996            1997           1996
                                                 ----------      ----------     ----------     -----------

NET SALES                                        $  293,312     $  217,313     $  829,288     $  572,957

COST OF PRODUCT SOLD                                156,266        115,567        445,250        303,884
                                                 ----------     ----------     ----------     ----------

GROSS PROFIT                                        137,046        101,746        384,038        269,073
                                                 ----------     ----------     ----------     ----------
         Gross profit percentage                      46.7%          46.8%          46.3%          47.0%
                                                 ----------     ----------     ----------     ----------

EXPENSES:
    Development and product engineering              29,339         22,579         87,864         64,151
    Selling and administration                       54,619         41,607        156,903        114,030
    Goodwill amortization                             2,543          1,474          7,416          3,141
    Non-recurring charges                                --             --         22,700             --
                                                 ----------     ----------     ----------     ----------

         Total expenses                              86,501         65,660        274,883        181,322
                                                 ----------     ----------     ----------     ----------

OPERATING INCOME                                     50,545         36,086        109,155         87,751

OTHER INCOME (EXPENSE), NET:
         Interest                                     1,571          2,341          5,152          8,490
         Other                                         (934)        (2,221)        (1,786)        (3,454)
                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                           51,182         36,206        112,521         92,787

PROVISION FOR INCOME TAXES                           18,425         13,034         40,508         33,403
                                                 ----------     ----------     ----------     ----------

NET INCOME                                        $  32,757      $  23,172      $  72,013      $  59,384
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES OUTSTANDING                   131,820        129,704        131,090        127,732
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE                                  $  0.25        $  0.18        $  0.55        $  0.46
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                    (IN THOUSANDS)



                                                  FOR THE NINE MONTHS ENDED
                                                          JULY 31,
                                                  -------------------------
                                                     1997           1996
                                                  ---------      ---------
OPERATING ACTIVITIES:
  Net income                                      $  72,013      $  59,384
  Adjustments to reconcile net income
   to net cash from
       operating activities -
       Non-recurring charges                         22,700             --
       Depreciation and amortization                 36,184         23,007
       Reduction in deferred compensation               742            388
       Decrease in deferred income taxes             (1,937)           (66)
       Other                                            584            426
       Changes in assets and liabilities
         Accounts receivable                        (33,002)       (28,645)
         Inventories                                (22,054)       (31,002)
         Prepaid income taxes and other assets      (10,052)           417
         Accounts payable                               111          1,646
         Accrued liabilities                          1,045          1,174
                                                  ---------      ---------

            Total cash from operating activities     66,334         26,729
                                                  ---------      ---------
INVESTMENT ACTIVITIES:
  Acquisitions                                      (33,713)       (46,715)
  Property and equipment additions, net             (88,596)       (47,969)
  Long-term investments                              (2,646)       (10,579)
                                                  ---------      ---------
            Total cash used for investment
              activities                           (124,955)      (105,263)
                                                  ---------      ---------

FINANCING ACTIVITIES:
  Decrease in long-term debt                         (4,390)        (5,292)
  Common stock issued                                 6,608          4,184
                                                  ---------      ---------
            Total cash from (used for)
              financing activities                    2,218         (1,108)
                                                  ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH              (3,878)           870
                                                  ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS               (60,281)       (78,772)

CASH AND CASH EQUIVALENTS, beginning of period      183,221        238,491
                                                  ---------      ---------

CASH AND CASH EQUIVALENTS, end of period         $  122,940     $  159,719
                                                  ---------      ---------
                                                  ---------      ---------

             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     3RD           2ND             1ST            4TH
                                                   QUARTER       QUARTER         QUARTER        QUARTER
                                                    1997           1997            1997           1996
                                                 ----------      ----------     ----------    ----------

NET SALES                                        $  293,312     $  279,199     $  256,777     $  255,052

COST OF PRODUCT SOLD                                156,266        149,876        139,108        134,963
                                                 ----------     ----------     ----------     ----------

GROSS PROFIT                                        137,046        129,323        117,669        120,089
                                                 ----------     ----------     ----------     ----------

         Gross profit percentage                      46.7%          46.3%          45.8%          47.1%
                                                 ----------     ----------     ----------     ----------

EXPENSES:
    Development and product engineering              29,339         30,406         28,119         25,887
    Selling and administration                       54,619         52,840         49,444         46,675
    Goodwill amortization                             2,543          2,351          2,522          2,094
    Non-recurring charges                                --             --         22,700             --
                                                 ----------     ----------     ----------     ----------
         Total expenses                              86,501         85,597        102,785         74,656
                                                 ----------     ----------     ----------     ----------

OPERATING INCOME                                     50,545         43,726         14,884         45,433

OTHER INCOME (EXPENSE), NET:
         Interest                                     1,571          1,795          1,786          2,014
         Other                                         (934)          (425)          (427)        (3,571)
                                                 ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                           51,182         45,096         16,243         43,876

PROVISION FOR INCOME TAXES                           18,425         16,235          5,848         15,797
                                                 ----------     ----------     ----------     ----------

NET INCOME                                        $  32,757      $  28,861      $  10,395      $  28,079
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES
    OUTSTANDING                                     131,820        131,009        130,445        130,098
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE                                  $  0.25        $  0.22        $  0.08        $  0.22
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED



Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the nine months ended July 31, 1997, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.


Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market.
         Inventories at July 31, 1997, and October 31, 1996, consisted of (in thousands):

                                                    1997           1996
                                                 ----------     ----------
              Purchased materials and
                manufactured products            $  141,735     $  119,006
              Work-in-process                        13,419         11,576
                                                 ----------     ----------
                                                 $  155,154     $  130,582
                                                 ----------     ----------
                                                 ----------     ----------

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

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    The Company offers a broad range of products to address key areas of the telecommunications network infrastructure. To meet its customers' needs, the Company offers equipment, services and integrated solutions within the following general functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are sold primarily to public network providers in the United States and internationally. The Company's enterprise networking products are sold primarily to private voice, data and video network providers around the world. The Company's broadband connectivity products are sold to both public and private, global network providers.

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

RESULTS OF OPERATIONS

    The percentage relationships to net sales of certain income and expense items for the quarters and nine months ended July 31, 1997 and 1996 and the percentage changes in these income and expense items between periods are contained in the following table:




                                                                         Percentage
                                                                    Increase (Decrease)
                                   Percentage of Net Sales            Between Periods
                              -----------------------------------  -----------------------
                               Quarters Ended  Nine Months Ended
                                  July 31,         July 31,        Quarters   Nine Months
                              ---------------- ------------------    Ended       Ended
                               1997     1996      1997      1996     July 31,    July 31,
                              ------   -------   ------    ------   --------- -----------
NET SALES                    100.0%    100.0%    100.0%    100.0%     35.0%     44.7%
COST OF PRODUCT SOLD         (53.3)    (53.2)    (53.7)    (53.0)     35.2      46.5
                              -----     -----     -----     -----
GROSS PROFIT                  46.7      46.8      46.3      47.0      34.7      42.7
EXPENSES:
  Development and
  product engineering        (10.0)    (10.4)    (10.6)    (11.2)     29.9      37.0
  Selling and administration (18.6)    (19.1)    (18.9)    (19.9)     31.3      37.6
  Goodwill amortization       (0.9)     (0.7)     (0.9)     (0.6)     72.5     136.1
  Non-recurring charges          -         -      (2.7)        -         -         -
                              -----     -----     -----     -----
OPERATING INCOME              17.2      16.6      13.2      15.3      40.1      24.4
OTHER INCOME (EXPENSE), NET:
  Interest                     0.5       1.1       0.6       1.5     (32.9)    (39.3)
  Other                       (0.3)     (1.0)     (0.2)     (0.6)    (57.9)    (48.3)
                              -----     -----     -----     -----
INCOME BEFORE INCOME TAXES    17.4      16.7      13.6      16.2      41.4      21.3
PROVISION FOR INCOME TAXES    (6.2)     (6.0)     (4.9)     (5.8)     41.4      21.3
                              -----     -----     -----     -----
NET INCOME                    11.2%     10.7%      8.7%     10.4%     41.4      21.3
                              -----     -----     -----     -----
                              -----     -----     -----     -----



    NET SALES: The following table sets forth the Company's net sales for the quarters and nine-month periods ended July 31, 1997 and 1996 for each of the Company's functional product groups described above:


                           Quarters Ended July 31,                         Nine Months Ended July 31,
                ------------------------------------------      ---------------------------------------------
                       1997                     1996                     1997                      1996
                -----------------       ------------------      --------------------      -------------------
Product Group   Net Sales     %          Net Sales     %          Net Sales     %           Net Sales    %
-------------   ---------   -----       ----------   -----       -----------  ------       ----------  ------
TRANSMISSION   $ 127,199    43.4%       $  84,127    38.7%       $ 348,344    42.0%       $ 203,207    35.5%
ENTERPRISE
  NETWORKING      37,126    12.6           37,394    17.2          116,717    14.1          106,638    18.6
BROADBAND
  CONNECTIVITY   128,987    44.0           95,792    44.1          364,227    43.9          263,112    45.9
                ---------  ------        ---------  ------        ---------  ------        ---------  ------
    TOTAL      $ 293,312   100.0%       $ 217,313   100.0%       $ 829,288   100.0%       $ 572,957   100.0%
                ---------  ------        ---------  ------        ---------  ------        ---------  ------
                ---------  ------        ---------  ------        ---------  ------        ---------  ------



     Net sales for the three-month and nine-month periods ended July 31, 1997 increased 35.0% and 44.7% to $293.3 million and $829.3 million, respectively, over the comparable 1996 time periods. These increases resulted from third quarter increases in net sales for the transmission and broadband connectivity groups, year-to-date increases in net sales for all three product groups, plus revenue contributions from acquired companies during the three-month and nine-month periods ended July 31, 1997. Revenue contributions from acquired companies totaled $19.0 million for the quarter and $90.0 million for the nine months ended July 31, 1997, respectively.

     During the quarter and nine months ended July 31, 1997, net sales of transmission products increased 51.2% and 71.4%, respectively, over the comparable 1996 time periods. In addition to revenue contributions from acquired companies, these increases primarily resulted from increased sales of transmission systems sold to public telecommunications network providers.

     Net sales of broadband connectivity products increased 34.7% and 38.4% during the quarter and nine months ended July 31, 1997, respectively, over the comparable 1996 time periods. These increases primarily reflect the Company's success in selling these products into expanding global broadband market applications and revenue contributions from acquired companies. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     During the quarter ended July 31, 1997, net sales of enterprise networking products declined .7% over the comparable 1996 quarter. This decline reflects growth in net sales of access equipment, offset by a decrease in net sales of Local Area Network (LAN) equipment. During the nine months ended July 31, 1997, net sales of enterprise networking products increased 9.5% over the nine months ended July 31, 1996. This increase reflects growth in net sales of access equipment, which was partially offset by a decrease in net sales of LAN equipment. Recognizing changes in the competitive environment for LAN equipment and the industry trend toward integration of LAN and Wide Area Network (WAN) technologies and products, the Company combined its Kentrox and Fibermux subsidiaries into one enterprise networking group and (during July 1997) transferred the Fibermux manufacturing operation to Kentrox.

     GROSS PROFIT: Gross profit percentages were 46.7% and 46.3% of net sales in the three-month and nine-month periods ended July 31, 1997, respectively. These gross profit percentages compared to 46.8% and 47.0% for the three-month and nine-month periods ended July 31, 1996. The declines in gross profit percentages during the 1997 time periods were primarily the result of a change in product sales mix toward sales of newer, lower margin products which address emerging broadband applications. The Company anticipates that its future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Total operating expenses for the quarters ended July 31, 1997 and 1996 were $86.5 million and $65.7 million, representing 29.5% and 30.2% of net sales, respectively. The decrease in operating expenses as a percentage of net sales during the three months ended July 31, 1997 reflects the Company's ability to leverage operating expenses against increased net sales.

     Total operating expenses for the nine months ended July 31, 1997 and 1996 were $274.9 million and $181.3 million, representing 33.1% and 31.6% of net sales, respectively. The increase in operating expenses as a percentage of net sales during the nine months ended July 31, 1997 reflects the $22.7 million of non-recurring charges recorded during the quarter ended January 31, 1997. Such charges primarily represent the write-off of purchased research and development resulting from the acquisition of the wireless infrastructure group from PCSI, as well as expenses related to a consolidation and streamlining of the Company's West Coast operations. Operating expenses before non-recurring charges for the nine months ended July 31, 1997 were $252.2 million, representing 30.4% of net sales. The decrease of 1.2% of net sales compared to the nine-month period ended July 31, 1996 reflects the Company's ability to leverage recurring operating expenses against revenue levels.

     The dollar increases in operating expenses before non-recurring charges during the three-month and nine-month periods ended July 31, 1997 were due primarily to the expanded operations associated with higher revenue levels in 1997.

     Development and product engineering expenses were $29.3 million for the quarter ended July 31, 1997, an increase of 29.9% over $22.6 million for the quarter ended July 31, 1996. For the nine months ended July 31, 1997, development and product engineering expenses were $87.9 million, an increase of 37.0% over $64.2 million for the nine months ended July 31, 1996. These increases reflect substantial product development efforts in each of the Company's three functional product groups.

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

     Selling and administration expenses were $54.6 million for the quarter ended July 31, 1997, an increase of 31.3% over $41.6 million for the quarter ended July 31, 1996. For the nine months ended July 31, 1997, selling and administration expenses were $156.9 million, an increase of 37.6% over $114.0 million for the nine months ended July 31, 1996. The increases in each of these periods reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Several of the Company's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. The amortization of these "goodwill" amounts over five to 25 years on a straight-line basis resulted in goodwill amortization expense for the quarter ended July 31, 1997 of $2.5 million, an increase of 72.5% over the $1.5 million recorded during the quarter ended July 31, 1996. For the nine months ended July 31, 1997, goodwill amortization of $7.4 million represented an increase of 136.1% over the $3.1 million recorded in the nine months ended July 31, 1996. These increases primarily reflect acquisitions subsequent to July 31, 1996. See Note 4 to the Consolidated

Financial Statements included in this report for a discussion of certain acquisitions made in the 1997 fiscal year.

     OTHER INCOME (EXPENSE), NET: For the three-month and nine-month periods ended July 31, 1997, net interest income was $1.6 million and $5.2 million, respectively, reflecting net interest income on cash balances. Net interest income for the three-month and nine-month periods ended July 31, 1996 was $2.3 million and $8.5 million, respectively, reflecting net interest income on higher 1996 cash balances. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     INCOME TAXES: The Company's effective income tax rate was 36.0% for the three-month and nine-month periods ended July 31, 1997 and 1996. In addition to the non-deductible goodwill amortization included in operating expenses in each of the time periods, these rates reflect the beneficial impact of tax credits.

     NET INCOME: Net income was $32.8 million (or $.25 per share) for the three months ended July 31, 1997, an increase of 41.4% over $23.2 million (or $.18 per share) for the three months ended July 31, 1996. Net income was $72.0 million (or $.55 per share) for the nine months ended July 31, 1997, an increase of 21.3% over $59.4 million (or $.46 per share) for the nine months ended July 31, 1996. Before taking into account the non-recurring charges of $22.7 million, net income was $86.5 million (or $.66 per share) for the nine months ended July 31, 1997, an increase of 45.6% over the nine months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $60.3 million and $78.8 million during the nine months ended July 31, 1997 and 1996, respectively. The major elements of the 1997 decrease were net income before non-recurring charges, depreciation and amortization of $130.9 million offset by the $64.0 million increase in working capital elements (reflecting growth in business), acquisition payments of $33.7 million and property and equipment additions of $88.6 million. The higher level of property and equipment additions in 1997 reflects the continuation of certain major facilities and systems upgrades begun in 1996. The major elements of the 1996 decrease were net income before depreciation and amortization of $82.4 million offset by the $56.4 million increase in working capital elements (reflecting growth in business), acquisition payments and long-term investments of $57.3 million and property and equipment additions of $48.0 million. See Note 4 to the Consolidated Financial Statements included in this report for a discussion of acquisitions completed during the nine months ended July 31, 1997.

     At July 31, 1997 and October 31, 1996, the Company had approximately $3.6 million and $9.2 million of debt outstanding, respectively. All such debt represents debt of companies acquired during 1996 and 1997.

     Management believes that current cash balances and cash generated from operating activities will be adequate to fund working capital requirements, capital expenditures

(approximately $32.0 million committed at July 31, 1997) and possible
acquisitions or strategic alliances for 1997.   However, the Company may find it
necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

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


Dated: September 12, 1997     ADC TELECOMMUNICATIONS, INC.



                              By:    /s/  Robert E. Switz
                                   --------------------------------
                                     Robert E. Switz
                                     Senior Vice President, Chief
                                     Financial Officer
                                     (Principal Financial Officer,
                                     Duly Authorized Officer)

                             ADC TELECOMMUNICATIONS, INC.
                              EXHIBIT INDEX TO FORM 10-Q
                         FOR THE QUARTER ENDED JULY 31, 1997

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

    27-a       Financial Data Schedule . . . . . . . . . . . . . . . . . . .