Form 10-K
period 1997-10-31
ADC TELECOMMUNICATIONS INC
filed 1998-01-16
CIK 61478

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
(Mark One)

     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1997

                                         OR

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _________________________.

                             Commission File No. 0-1424

                             ADC Telecommunications, Inc.
                             ----------------------------
                (Exact name of registrant as specified in its charter)

               Minnesota                                 41-0743912
-------------------------------------------  ----------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

             12501 Whitewater Drive
             Minnetonka, Minnesota                       55343
-------------------------------------------  ----------------------------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (612) 938-8080

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

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of January 9, 1998, was approximately $4,545,205,023 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

     The number of shares outstanding of the registrant's common stock, $.20 par value, as of January 9, 1998, was 133,928,138.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   /X/

                        DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part II of this Form 10-K is incorporated herein by reference to portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997. The information required by Part III of this Form 10-K is incorporated by reference to portions of the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 24, 1998.

                                        PART I

ITEM 1.   BUSINESS

     ADC designs, manufactures, markets and integrates a broad range of products and services that enable its customers to construct and upgrade their telecommunications networks to support increasing user demand for voice, data and video services, primarily within an area of the telecommunications market known as the "local loop." The local loop is the portion of the public network from the central office, through the equipment that connects the local central office to the subscriber's equipment, onto the customer's premises and across the enterprise or residential network. Telephone companies, cable television operators, wireless network providers and other public network providers are building the infrastructure required to offer Internet access, higher speed data, video and telephony services, entertainment and other interactive services to residential and business customers. Greater and greater amounts of network bandwidth are required for these services, and the Company's development efforts and product offerings are focused on "unlocking the capacity of the local loop," eliminating bottlenecks and increasing the speed and efficiency of the network.

     The Company's products include equipment, services and integrated solutions within three functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are designed for use in copper-based, coax-based, fiber-based or wireless transmission networks and are sold primarily to public network providers in the United States and internationally. The Company's enterprise networking products are designed for use in copper-based, fiber optic and wireless networks and are sold primarily to private voice, data and video network providers around the world. The Company's broadband connectivity products are designed for use in copper-based, coax, fiber optic or wireless transmission networks and are sold to both public and private global network providers.

     The Company's customers include: public network providers, which consist of all five of the Regional Bell Operating Companies (RBOCs), post telephone and telegraph companies (PTT's), other telephone companies, long distance carriers, wireless service providers, major cable TV operators, Internet service providers and other international and domestic public network providers; private and governmental network providers (such as various large business customers and governmental agencies); and major telecommunications Original Equipment Manufacturers (OEMs).

     As used in this report, unless the context otherwise requires, the terms "Company" and "ADC" refer to ADC Telecommunications, Inc. and its wholly owned and majority owned subsidiaries; 1995, 1996 and 1997 refer to the Company's fiscal years ended October 31, 1995, 1996 and 1997, respectively; and 1998 refers to the Company's fiscal year ending October 31, 1998.

INDUSTRY BACKGROUND

     Since the Company entered the telecommunications equipment industry in the 1970s, the industry has grown and changed substantially, primarily as a result of continuous technological development; increased demand for new, higher speed, higher capacity services such as Internet access, digital video and advanced wireless services; the convergence of all voice, data and video network traffic into integrated multimedia services over public and private networks; and a changing regulatory and competitive environment. The Company believes that these trends will continue to drive changes in the telecommunications equipment industry for the foreseeable future.

     Several important technological developments have spurred the evolution of the telecommunications equipment industry. One important technological change has been the deployment of fiber optic transmission systems. In a fiber optic system, lasers transmit voice, data and video traffic in the form of analog or digital coded light pulses through glass fibers. The increasing shift to fiber optic transmission systems has been principally due to the ability of fiber optics to carry large volumes of information at high speeds, its insensitivity to electromagnetic interference and the high transmission quality made possible by the physical properties of light. As technologies such as Synchronous Optical NETwork (SONET), Dense Wave Division Multiplexing (DWDM) and 1550 nanometer laser transmission technologies have evolved over the last several years, the capacity of fiber optic systems to transport information has increased significantly.

     The development of cost-effective digital technology has also allowed greater capacity (or speed) in network transmission and has resulted in an increasing trend over the past decade to replace analog technology in copper, fiber and wireless transmission networks. In analog technology, information is converted to a voltage or current wave form for processing or transmission. In digital technology, information is converted to digital bits and then processed or transmitted using computer based components. Very high-speed digital technology developments such as SONET, cell based Asynchronous Transfer Mode
(ATM) and Orthogonal Frequency Division Multiplexing (OFDM) modulation technologies have enabled network providers to transmit increasing amounts of data and video communications.

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

     More recently, wireless technology developments have had an impact on the telecommunications equipment industry. There has been substantial growth in wireless communications such as cellular telephone services and satellite-based services, Personal Communications Services (PCS) communications, Multichannel Multipoint Distribution Systems (MMDS) and Local Multipoint Distribution Systems
(LMDS) for wireless cable services and wireless data and paging services. This growth has been spurred by the convenience of mobility and the limits of wireline infrastructure. In particular, in countries without reliable or extensive wireline systems, wireless service could ultimately provide the primary service platform for both mobile and fixed telecommunications applications, because of the potential savings in installation time and cost. The Company believes that in future years the continuing development of wireless communications technology could substantially extend the reach of current communications networks.

     Finally, over the past two years, Digital Subscriber Line (DSL) technology and Digital Loop Carrier (DLC) technology advancements have resulted in a resurgence of copper-based transmission of high bandwidth services to business customers. The Company believes that in future years the continuing development of DSL and DLC technologies could enable network providers to transport residential broadband services over copper-based systems in certain applications.

     Increased demand for new, higher speed, higher capacity services such as Internet access, digital video and advanced wireless services has in turn resulted in substantial demands on network infrastructure over the past decade. Networks increasingly are required to transmit large volumes of data and video for the purpose of communicating information, conducting business and delivering entertainment. In addition, both public and private network customers are requesting the convergence of their voice, data and video traffic into integrated multimedia services transmitted over one network. Such demands have prompted the development and use of "broadband" networks, which feature the improved reliability and increased speed of transmission generally required for data and video transmission over the network. Specifically, the industry term "broadband" refers to all transmission speeds of T1 (1.544 million bits per second) and higher. Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand network capacity and provide new applications and services to meet users' needs.

     The evolution in technology and user needs has been accompanied by changes in the domestic and international regulatory environment. Since the divestiture of the AT&T regional operating companies in 1984 (in a consent decree), the RBOCs have been prevented from manufacturing equipment for use in telecommunications networks. As the RBOCs have embarked on aggressive expansion plans, significant opportunities have been created for independent telecommunications equipment manufacturers such as the Company.

     In February 1996, the U.S. Congress enacted the Telecommunications Reform Act of 1996 (the "Telecommunications Act"), which opened competition for local loop access services to local telephone companies, long distance telephone companies, cable TV companies, electric utilities and potentially others. The Telecommunications Act represents a fundamental change from the Communications Act of 1934, which governed the U.S. telephone industry structure prior to 1996 and which protected franchised monopolies in local telephone service. The Telecommunications Act also allows the RBOCs to provide long distance service and manufacture telecommunications equipment under certain circumstances, another significant change from the 1984 consent decree which required divestiture of the AT&T regional operating companies. The objective of the Telecommunications Act is to reduce regulation and stimulate competition in telecommunications services, which in turn is expected to result in more rapid introduction of new technologies and services, better quality of service, a broader range of service options, lower costs to consumers and stimulation of the overall economy through an improved information system infrastructure. The Company believes that Congress intended for the competition among service providers to be both services-based (i.e., the service provider buys and resells bandwidth) and equipment-based (i.e., the service provider also operates the equipment).

     Since the passage of the Telecommunications Act, the Federal Communications Commission (FCC) and the federal courts, as well as various state governments and agencies, have initiated efforts to define and establish rules for implementation of the new law. Although implementation of the Telecommunications Act and the intended increase in competition has begun, there have been a number of delays and continuing uncertainties. The Company believes that the impact of the Telecommunications Act in reducing regulation of and increasing competition in the U.S. telecommunications industry will take a number of years to unfold.

     Outside the United States, the telecommunications equipment market has also expanded and changed significantly in recent years, as network users have increasingly demanded access to voice, data and video communications capabilities. Many countries without reliable or extensive wireline systems are seeking to develop and enhance their telecommunications infrastructure. This growth in demand for network services and infrastructure has been accompanied by changes in the international regulatory environment. In many countries, government operated telecommunications monopolies are being converted to private network services providers, and competition among such carriers is expected to intensify. Policies of deregulation and privatization are currently being followed in many countries, and these policies increase opportunities for independent companies to supply products and services within public telephone system markets and within private voice, data and video communications markets.

     The Company believes that "broadband global networking," or the emerging series of worldwide broadband networks, represents a key enabling capability for meeting the information needs of network users. The addition of high speed data and video traffic has driven the need for broadband infrastructure and has enabled the creation of a wide range of new applications, including broadband Internet access and e-mail, video on demand, electronic commerce, distance learning, telecommuting, telemedicine and high speed imaging such as remote medical imaging. The Company participates in this emerging broadband global network market by providing a broad variety of end-to-end integrated equipment and services solutions.

STRATEGY

     ADC's strategy is to capitalize on opportunities in the evolving global telecommunications market by providing equipment, services and integrated systems solutions for its customers' voice, data and video telecommunications networks primarily within the local loop area of the telecommunications market. ADC's broad range of products addresses key areas of the telecommunications network infrastructure, and these products are used to connect physical networks, access network services, transport network traffic and manage networks. ADC's many product offerings address the diverse needs of its customers within the local loop, including the RBOCs, PTT's, other telephone companies, long distance carriers, wireless service providers, the major cable TV operators, other public network providers, private network providers and telecommunications OEMs.

Key components of the Company's strategy include:

- FOCUS ON BROADBAND LOCAL LOOP MARKET OPPORTUNITIES. In recent years, broadband requirements for both public and private networks have grown significantly. ADC offers a broad line of telecommunications equipment that addresses customers' network needs in the "local loop." The Company believes that the local loop presents some of the greatest market growth opportunities and customer needs in the telecommunications equipment industry today, and is therefore focusing its product development and marketing efforts on these emerging opportunities. Through internal development, acquisitions and joint ventures, ADC has organized its local loop offerings into three major network product areas: transmission, enterprise networking and broadband connectivity. In addition, through a combination of internal core competency development and external acquisition and partnering activities, ADC has grown its systems integration and network management capabilities to the level required to offer customers much more complete, end-to-end solutions to their network needs. ADC's local loop products and services enable network providers to address their three major broadband customer markets: residential, business and wireless.

- FOCUS ON BROADBAND TECHNOLOGIES THAT "UNLOCK THE CAPACITY OF THE LOCAL LOOP." In the public network local loop market, broadband deployment has been driven by telephone and cable television providers seeking to establish the infrastructure required to offer Internet access, higher-speed data, video and telephony services, entertainment and other interactive services to residential customers over a single network. Broadband deployment in the public network local loop market has also been accelerated by telephone providers and competitive local exchange carriers seeking to establish a single network which will offer higher-speed voice, data and video services utilizing increasing amounts of bandwidth to business customers. In addition, both residential and business customers are driving local loop network requirements by increasingly demanding advanced wireless services. ADC is focusing its development resources on technologies that will "unlock the capacity of the local loop" (i.e., eliminate bottlenecks and increase the speed and efficiency within the local loop). Examples of products developed by ADC to target these local loop opportunities include the Company's Homeworx-TM- system, which has been designed to enable telephone and cable television companies to provide a range of voice, video and data services to residential customers; the Soneplex-Registered Trademark- product platform, which allows public network providers to cost effectively deliver and manage broadband services over the public network for their business customers; the AAC-3-TM- ATM access concentrator, which allows customers to gain access to high speed switched voice, data and video traffic on public networks from their private networks; television transmission products for the wireless cable and broadcast industry, which provide an alternative, wireless method of broadcasting video and other services to residential customers; and the Company's family of CityWide-TM- wireless systems, which provide access to, add to and extend wireless communications coverage. In addition, ADC's 1997 acquisitions and joint ventures and internal product development efforts improved the Company's ability to target broadband local loop network opportunities. See "SUPPLEMENT INTERNAL DEVELOPMENT EFFORTS WITH STRATEGIC ALLIANCES AND ACQUISITIONS" in this section as well as the specific product group discussions below.

- LEVERAGE TECHNOLOGICAL CAPABILITIES ACROSS PRODUCT GROUPS. ADC has developed substantial expertise in fiber optic, broadband copper, video, wireless and broadband network management technologies and systems integration services. The Company has built these core competencies through internal development, acquisitions, joint ventures and technology licensing arrangements. ADC's strategy is to leverage these core competencies across its product groups in order to develop new product architectures and network management tools for its customers' evolving voice, data and video network needs in various market areas. For example, the Company is continuing development of its wireless technologies for use in converging wired and wireless applications, such as potential wireless local loop products. See "SUPPLEMENT INTERNAL DEVELOPMENT EFFORTS WITH STRATEGIC ALLIANCES AND ACQUISITIONS" in this section.

- EXPAND INTERNATIONAL PRESENCE. ADC believes that significant growth in the telecommunications equipment market will occur outside the United States as a result of deregulation and the need of many foreign countries to substantially expand or enhance their telecommunications services. During both 1997 and 1996, ADC's international sales represented approximately 21% of total sales, compared to 18% of total sales for 1995. ADC's strategy is to continue to expand its international presence by increasing its international sales and marketing resources, leveraging its existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. Three of ADC's subsidiaries and several of its strategic alliance partners have their principal operations or markets outside the U.S.

- SUPPLEMENT INTERNAL DEVELOPMENT EFFORTS WITH STRATEGIC ALLIANCES AND ACQUISITIONS. Because of the dynamic nature of the telecommunications equipment industry, ADC has sought and intends to continue to seek alliances and acquisitions which will: (i) add key technologies that ADC can leverage across its businesses, (ii) broaden its product offerings,
     (iii) permit the Company to enter attractive new markets and (iv) expand or enhance its distribution channels. Recent examples of such alliances and acquisitions include: (i) the acquisition of The Apex Group, Inc., a software development and information management company based in Columbia, Maryland; (ii) the acquisition of NewNet, Inc., a developer of intelligent network telecommunications software, including Signaling Systems 7 (SS7) technology and wireless intelligent network products (such as short messaging servers), located in Shelton, Connecticut; and (iii) the marketing and development agreement with interWAVE Communications International, Ltd. of Redwood City, California, under which ADC is marketing interWAVE's line of Global System for Mobile Communications (GSM) system products worldwide.

     The ability of the Company to implement its strategy effectively is subject to many uncertainties, and there can be no assurance of any future results of the Company's activities.

PRODUCT GROUPS

     The Company's products can be categorized into three general functional groups: (i) transmission, (ii) enterprise networking and (iii) broadband connectivity. These product groups accounted for 44%, 13% and 43%, respectively, of the Company's net sales during 1997. Each of these product groups is discussed below.

TRANSMISSION PRODUCTS

     ADC's transmission products provide electronic and optical signal generation primarily within the local loop portion of public networks. Certain of the transmission products also provide access to the network in order to monitor, test and reroute circuits within telecommunications transmission systems. ADC's transmission products are designed for use in copper-based, coax-based, fiber-based or wireless transmission networks and are sold to telephone companies, cable TV companies, other public network providers and to users of private voice, data and video networks. Transmission products and services include fiber optic video delivery products, other high speed voice, data and video delivery and access platforms, wireless cable and broadcast TV transmission equipment, wireless microcell systems, wireless performance and network management systems, test and monitoring systems, digital repeaters and systems integration services and products. The Company's principal transmission products are described below.

DV6000-TM- AND OTHER FIBER VIDEO DELIVERY EQUIPMENT. The Company's DV6000 system transmits a variety of signal types using a high speed, uncompressed digital format (at speeds up to 10 billion bits per second, with capacity of up to 64 channels) over fiber in the super trunking portions of broadcast and interactive video networks. This system is used in public residential broadband networks. During 1997, ADC added Ethernet-based data transport capabilities to the DV6000 platform. The Company also manufactures various analog video transmission systems used in cable TV and broadcast applications and interactive systems for distance learning and campus interconnects.

HOMEWORX ACCESS TRANSPORT PLATFORM. The Company's Homeworx access transport platform is a customer loop transmission system for small business and residential customers utilizing Hybrid Fiber Coax (HFC) technology. The Homeworx system has been designed for deployment on video-only, telephony-only and integrated video, telephony and data broadband networks provided by telephone operating companies, cable TV companies and other telecommunications common carriers. In October 1997, NetCom Systems AB, a major alternative provider of telecommunication services in Scandinavia, selected ADC's Homeworx telephony equipment to deliver enhanced telephony and data services over its existing cable TV HFC infrastructure to certain of its 320,000 customers at Tele2, NetCom's telephony operator in Sweden. In December 1997, MediaOne began deploying the Homeworx system for a major telephony network in Atlanta, Georgia. In mid-1998, the Company expects to begin a limited number of customer test trials for the symmetrical cable data modem portion of the Homeworx system which was developed with another company. In addition, the Company recently announced an asymmetrical cable data modem product obtained through a marketing and development agreement with Phasecom. The Company currently plans to begin shipping commercial volumes of the asymmetrical cable data modem products in the first half of 1998. Finally, ADC has undertaken development of a High bit-rate Digital Subscriber Line (HDSL) platform, a wireless broadband access platform and an integrated wireless/wireline narrowband access platform for residential network applications. These three new systems, all of which are based on the Homeworx platform, provide an example of ADC's ability to leverage technology developments into related applications. The Company anticipates that these systems will be available for customer test trials by the end of 1998.

SONEPLEX SERVICE DELIVERY PLATFORM. The Company's Soneplex platform is a carrier-class, intelligent loop access platform enabling public network providers to deliver T1/E1 based services to business customers. The Company's Soneplex family of platforms employs various transport technologies, including fiber optic and High bit-rate Digital Subscriber Line (HDSL) transmission, to deliver high-bandwidth voice, data and video services over carriers' fiber and copper facilities. Soneplex systems utilize integrated network management to provide remote circuit provisioning, visibility and sectionalization, helping to decrease the operating costs of public network delivery of T1/E1 services. The integrated multiplexing capability of ADC's Soneplex platform also provides public network carriers a more efficient inter-connection and direct interface to their high-speed SONET core network. During 1997, ADC's Soneplex system was approved for use at Bell Atlantic, GTE, Pacific Bell, Teleport Communications Group, Hong Kong Tel, Hutchison Telecommunications and Shaw FiberLink. The Company continues to introduce new modules and capabilities for the Soneplex platform. During 1998, the Company plans to enhance the Soneplex system to include much higher SONET speeds and international interfaces. Also, during 1998, the Company expects to enter customer test trials of its Cellworx system. The Cellworx system is ADC's ATM based, very high-speed, intelligent platform enabling public network providers and enterprise networks to deliver ATM and SONET based services to business customers over copper and fiber facilities.

WIRELESS CABLE/BROADCAST TELEVISION TRANSMISSION EQUIPMENT. The Company participates in the wireless cable and television broadcast market through its subsidiary, Information Transmission Systems Corp. ("ITS"). ITS designs and manufactures television transmission products for these markets, including transmitters, combiners, back-up equipment and antennas to wireless cable operators for MMDS. ITS's wireless products have enabled ADC to leverage the Homeworx platform into other residential broadband applications.

CITYWIDE-TM- PRODUCTS. The Company's family of CityWide wireless systems products includes the CityCell-Registered Trademark- and CityLink-Registered Trademark- wideband digital microcells and repeaters for adding and extending cellular communication coverage, both out-of-doors and in-building. The CitySector-Registered Trademark- microcell is the first fully sectorized microcell offering 25 to 100 watts of Radio Frequency (RF) power per sector. Fully transparent to analog or digital modulation, the CityWide products have been commercially deployed by five of seven major U.S. cellular network providers The Company's new analog wideband CityCell microcell utilizes T1 copper transport rather than fiber transport. The Company has under development PCS versions of its CityRFX-Registered Trademark- cellular indoor antenna distribution systems. The Company also offers advanced intelligent network solutions for its CityWide product family with the CityLink CDMA and GSM repeaters.

OTHER CELLULAR AND PCS TRANSMISSION EQUIPMENT. During 1997, the Company entered into a marketing and development agreement with interWAVE Communications International, Ltd., in which ADC began marketing interWAVE's line of GSM system products worldwide. In addition, ADC provides systems level design and wireless base station equipment for various cellular, Cellular Digital Packet Data (CDPD) and paging technologies. The Company's recent acquisition of NewNet, Inc., a developer of intelligent network telecommunications software, including Signaling Systems 7 (SS7) technology and wireless intelligent network products (such as short messaging servers), has added core software competencies to ADC's wireless product strategy. The Company expects to introduce various wireless transmission products and systems and to begin customer field trials for several of these new products during 1998.

WIRELESS PERFORMANCE AND NETWORK MANAGEMENT SYSTEMS. Through its London-based subsidiary, Metrica Systems Ltd., the Company designs and sells telecommunications network performance management software. Metrica Systems' software platforms are used in the infrastructure management systems of over 90 wireless and, an increasing amount of, wireline public network operators throughout the world.

SYSTEMS INTEGRATION SERVICES AND PRODUCTS. During 1997, ADC significantly increased its systems integration capabilities with the acquisition of The Apex Group, Inc., a software development and information management company. ADC provides systems integration services relating to the Company's transmission product group in the following areas: overall project management; technical consulting and design; implementation; product support; performance assessment; and training services. ADC's systems integration products consist of multimedia systems from several ADC product areas designed specifically for integrated voice, data and video applications, including distance learning, business, medical and government networks. The Company supplies its systems integration services and products primarily to telephone operating companies, other common carriers and users of private telecommunications networks.

 ENTERPRISE NETWORKING PRODUCTS

     ADC's enterprise networking products provide interconnection and transmission of voice, data and video signals within a private network and also provide access to the public network. These products are designed for use in copper-based, fiber optic and wireless global local loop networks and are sold to users of private voice, data and video networks, either directly or through telecommunications common carriers or Value Added Resellers (VARs), primarily for use in business broadband networks. Enterprise networking products include public network access equipment, internetworking products and data network management products. The Company's principal enterprise networking products are described below.

PUBLIC NETWORK ACCESS EQUIPMENT. The Company manufactures a family of Channel Service Unit (CSU) and Data Service Unit (DSU) products which are used to interconnect digitally the public network and the private network. This equipment monitors circuits and provides system protection and other network management functions. Certain of these products also enable the customer to test the performance of its voice network and allow connection of voice, data and video circuits. These products support T1, T3 (44.6 million bits per second) and OC3 (155 million bits per second) services and a variety of data protocols, including Frame Relay, Switched Multi-megabit Data Service (SMDS), ATM, ISDN, HDSL and the Internet protocols. The Company's AAC-1-TM- and AAC-3-TM- ATM access concentrators adapt, aggregate, multiplex and manage all voice, data and video signals in various speeds, technologies and protocols for transport over T1, E1, T3 and E3 speed ATM networks. During 1997, ADC enhanced its Frame Relay access products for Internet and other high-speed digital connections. The Company commercially released several remote access and routing products, some of which are specifically designed for Internet access. The Company has entered into agreements with other ATM equipment suppliers providing for the joint marketing of and integration of ADC's ATM adaptation and concentration technologies into the ATM switching and routing products manufactured by such companies. During 1997, ADC and Cisco Systems, Inc. announced a jointly developed, standards-based inverse multiplexing over ATM solution targeted at carriers providing high-speed Frame Relay services.

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

BROADBAND CONNECTIVITY PRODUCTS

     ADC's broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to telecommunications system circuits for the purpose of installing, testing, monitoring, reconfiguring, splitting and multiplexing such circuits within global public and private networks, predominantly the local loop portion. The Company's broadband connectivity products are designed for use in copper-based, coax, fiber optic or wireless transmission networks. These products are sold to the RBOCs, other telephone companies, long distance carriers, other public network providers such as cable TV companies and wireless services providers, international network operators, private network providers and telecommunications OEMs as part of their residential broadband, business broadband and wireless networks. Broadband connectivity products and services include various network access/connection devices for copper and coax networks, various network access/connection devices for fiber optic networks, modular fiber optic cable routing systems, outside plant cabinets and enclosures, wireless infrastructure equipment and subsystems, broadband software infrastructure management systems and systems integration services. The Company's principal broadband connectivity products are described below.

JACKS, PLUGS, PATCH CORDS, JACKFIELDS AND PATCH BAYS. Jacks and plugs are the basic components used to gain access to copper telecommunications circuits for testing and maintenance. Patch cords are wires or cables with a plug on each end. ADC incorporates its jacks, plugs and patch cords into its own products and also sells them in component form, primarily to OEMs. A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by telecommunications companies to gain access to copper communication circuits for testing or patching the circuits. When testing a large number of circuits, series of jackfields are combined in specialized rack assemblies called patch bays. ADC manufactures a range of jackfields and patch bays in various configurations. Certain of these jackfields are specialized for use in audio and visual transmission networks in the broadcast industry.

DSX PRODUCTS. ADC manufactures digital signal cross-connect (DSX) modules and bays, which are jackfields and patch bays designed to gain access to and cross-connect digital copper circuits for voice, data and video transmission. Since the introduction of DSX products in 1977, the Company has continued to expand and refine its DSX product offerings. The Digital Distribution Point
(DDP) family of products within the DSX product group are mechanical alternatives to hard-wiring equipment used for cable management and circuit access with software based, electronic digital cross-connect systems.

TERMINAL BLOCK AND FRAME PRODUCTS. ADC manufactures a wide variety of terminal blocks which are molded plastic blocks with contact points used to facilitate multiple wire interconnections. The Company's cross-connect frames are terminal block assemblies used to connect the external wiring of a telecommunications network to the internal wiring of a telephone operating company central office or to interconnect various pieces of equipment within a telephone company central office or at a customer's premise.

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

OTHER FIBER OPTIC PRODUCTS. Fiber optic patch cords are functionally similar to copper patch cords and are the basic components used to gain access to fiber telecommunications circuits for testing, maintenance, cross-connection and configuration purposes. The Company's LightTracer-TM- fiber optic patch cords provide immediate identification of fiber optic connections. The Company incorporates its fiber optic patch cords and cable assemblies into its own products and also sells them in component form. ADC's subsidiary AOFR Pty. Ltd., located in Australia, sells fiber optic couplers which are passive connection devices used in fiber optic transmission systems which conform to the stringent environmental, reliability, performance and mechanical standards required in global broadband network and test equipment markets. These products, which include optical splitters and wavelength division multiplexers, enable efficient and cost-effective deployment of broadband networks. The Company's fiber distribution panels and frames are functionally similar to copper jackfields and frames designed with special considerations of fiber optic properties. They also provide interconnection points between fiber optic cables entering a building and fiber optic cables connected to fiber optic equipment within the building. ADC also sells Dense Wave Division Multiplexing (DWDM) Components such as splitters and multiplexers which are designed with special considerations of fiber optic properties. These products increase the channel capacity of fiber optic cabling systems in multiples of four. ADC currently is selling four-channel and eight-channel components and has recently introduced sixteen-channel components. The Company's FiberGuide-Registered Trademark-system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings.

WIRELESS INFRASTRUCTURE EQUIPMENT AND SUBSYSTEMS. ADC designs, manufactures and markets radio frequency filters, tower-top amplifiers and other wireless base station and subscriber equipment components and subsystems through its subsidiary Solitra Oy subsidiary located in Finland. These products are sold primarily to wireless OEMs.

BROADBAND SOFTWARE INFRASTRUCTURE MANAGEMENT SOLUTIONS. ADC has developed a number of software products which provide management of fiber optic infrastructure connectivity, geographical tracking of equipment, cables and other network elements in the telephone company central office, cable TV company headend and outside plant portion of those networks.

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

SALES AND MARKETING

     ADC sells its products to customers in three primary markets: (i) the United States public telecommunications network market, which consists of all five of the RBOCs, other telephone companies, long distance carriers, wireless service providers, the major cable TV operators and other domestic public network providers; (ii) the private and governmental voice, data and video network market in the United States, such as various large business customers and governmental agencies that own and operate their own voice, data and video networks for internal use; and (iii) the international public and private network market. The U.S. public, U.S. private and governmental and international market segments accounted for 73%, 6% and 21%, respectively, of the Company's net sales for the year ended October 31, 1997; 71%, 8% and 21%, respectively, of the Company's net sales for the year ended October 31, 1996; and 74%, 8% and 18%, respectively, of the Company's net sales for the year ended October 31, 1995. The Company also sells product for each of these customer groups to the major telecommunications OEMs.

     Purchases of products by public network providers and the OEMs which supply such companies accounted for the largest portion of the Company's net sales.
The Company's transmission and broadband connectivity products for public network providers are primarily located in central transmission facilities (such as telephone company network central offices, cable TV company network supertrunks and headend offices, and wireless network global switching centers and base stations, all of which contain the equipment used in switching and transmitting incoming and outgoing circuits). Increasingly, portions of the Company's public network transmission systems are located in the public network outside plant facilities (outside the central transmission buildings) and on customers' premises. The Company's private and governmental network customers generally purchase the Company's enterprise-wide communications systems and public network access equipment for installation in the networks located at their premises.

     The Company also markets its products outside the United States primarily to telephone operating companies and cable TV companies for public telecommunications networks located in Canada, Europe, the Pacific Rim, Australia and Central and South America.

     A majority of the Company's sales are made by a direct sales force, and the Company maintains sales offices throughout the United States as well as in Canada, Europe, the Pacific Rim, Australia and Central and South America. The Company's products are sold in the United States by several sales offices located throughout the country, as well as through dealer organizations and distributors. The Company's products are sold outside the United States by several field sales offices and by independent sales representatives and distributors, as well as through United States public and private network providers who also distribute outside the United States.

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

     In recent years, increasingly significant portions of new telecommunications equipment purchased by public network providers and private network customers have employed fiber optic transmission, digital, integrated circuit, wireless and broadband copper-based technologies for residential, business and wireless local loop applications. In the future, these telecommunications network equipment purchasing trends will include increasingly sophisticated, software-intensive, switching and network management systems. As a result, the Company's internal and external product development activities are primarily directed at the following areas: (i) the integration of fiber optic technology into additional products; (ii) the continuing development of its Homeworx system for telephony, data and integrated video, telephony and data applications; (iii) the development of network systems software; (iv) the continuing development of its Soneplex and Cellworx systems for integrated voice, data and video applications; (v) the continuing development of wireless products; (vi) the incorporation of ATM technology into voice, data and video products for both public and private telecommunications networks; and (vii) the addition of video compression technology to its product line.

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

COMPETITION

     Competition in the telecommunications equipment industry is intense, and the Company believes that competition may increase substantially with the deployment of broadband networks and regulatory changes. Many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's transmission products are competitive with products offered by several other companies, including Lucent Technologies, Northern Telecom, Inc. and Motorola, Inc. The Company's enterprise networking products are competitive with the products of a number of other companies. Both the Company's transmission and enterprise networking products face strong price competition and pressure from alternative distribution strategies utilized by other companies. The Company's broadband connectivity products are competitive with the products offered by numerous other companies, including Lucent Technologies, Siecor Corporation and Telect Inc. In addition, the Company faces increasing competition from a number of other smaller competitors, none of which is dominant at this time.

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

     The Company believes that technological change, the increasing addition of data, video and other services to integrated multimedia networks, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the telecommunications equipment market, the full scope and nature of which are difficult to predict at this time. Increased competition could result in price reductions, reduced margins and loss of market share by the Company. The Company believes industry regulatory change may create new opportunities for suppliers of telecommunications equipment. The Company expects, however, that such opportunities may attract increased competition from others as well. In addition, the Company expects that Lucent Technologies will continue to be a major supplier to the RBOCs, and compete more extensively outside the RBOC market. The Company also believes that the rapid technological changes which characterize the telecommunications industry will continue to make the markets in which the Company competes attractive to new entrants. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

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

EMPLOYEES

     As of October 31, 1997, there were approximately 5,924 persons employed by the Company. The Company considers relations with its employees to be good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Certain portions of this Form 10-K, including "Business" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the telecommunications industry. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth on Exhibit 99-a to this Form 10-K.

ITEM 2.   PROPERTIES

     The Company's corporate headquarters are currently located in four leased buildings in Minnetonka, Minnesota comprising an aggregate of approximately 286,400 square feet. Leases for the Company's headquarters buildings expire at different times through 2001.

     During 1997, the Company constructed a new manufacturing facility in Shakopee, Minnesota, which, together with an adjacent distribution facility constructed in 1996, comprises approximately 372,000 square feet. The Company also owns approximately 89 acres of undeveloped land in Eden Prairie, Minnesota.

     The Company also owns and leases a variety of other facilities for the Company's manufacturing, development, distribution, warehousing, sales and other activities. These facilities, including sales offices, are located in various cities in the United States, Canada, Mexico, Venezuela, the United Kingdom, Belgium, Germany, Finland, Australia, India, Singapore, Thailand, the Philippines, Argentina, Malaysia, Korea and China.

     The Company believes that the facilities used in its operations and currently under development are suitable for their respective uses and adequate to meet the Company's current needs.


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                    Office                           Officer Since    Age
----                    ------                           -------------    ---

William J. Cadogan      Chairman of the Board of             1987          49
                        Directors, President, Chief
                        Executive Officer and Chief
                        Operating Officer

John M. Baker           Senior Vice President,               1997          41
                        President, ADC Wireless
                        Systems Group

Lynn J. Davis           Senior Vice President,               1984          50
                        President, Broadband
                        Connectivity Group

Richard S. Gilbert      Senior Vice President,               1994          45
                        President, Enterprise
                        Networking Group

Charles R. Kenmore      Senior Vice President,               1997          48
                        President, International

William  L.  Martin III Senior Vice President,               1994          50
                        President, Transport Systems
                        Group

Vivek Ragavan           Senior Vice President,               1996          45
                        President, Broadband
                        Communications Division

Robert E. Switz         Senior Vice President, Chief         1994          51
                        Financial Officer

Darryl E. Ponder        Vice President, Business             1997          37
                        Development

Charles T. Roehrick     Vice President, Controller           1995          43

John A. Schofield       Vice President, President,           1996          49
                        ADC Systems Integration, Inc.

     The Company's executive officers were last elected as executive officers by the Board of Directors on February 25, 1997, except Messrs. Kenmore and Ponder who joined the Company in November 1997. Messrs. Cadogan and Davis have served in various capacities with the Company for more than five years. Biographical information regarding the other named officers follows.

     Mr. Baker joined the Company in February 1997. From January 1996 until such time, he was Vice President of Network Technology for Pacific Bell Mobile Services, a wireless communications company. From October 1990 to January 1996, Mr. Baker served as Vice President of PCS Base Station Systems for Nokia Telecommunications, a manufacturer of radio infrastructure equipment.

     Mr. Gilbert joined the Company in June 1992. Prior to November 1994, he was Vice President and General Manager, Access Group for six months and Vice President, Engineering for two years. From 1991 to 1992, he was Vice President of Research and Development at Make Systems, Inc., a manufacturer of a network design and analysis tool. From 1990 to 1991, Mr. Gilbert was Assistant Vice President of Software Engineering for Vitalink Communications Corporation, a manufacturer of data communications equipment.

     Mr. Kenmore joined the Company in November 1997. Between January 1995 and November 1997, he served as Senior Corporate Vice President and General Manager International Division of Boca Research, Inc., a manufacturer of voice, data and video network products. From 1989 to 1994, Mr. Kenmore held the position of Vice President and General Manager, International Information Systems Group of Motorola, a manufacturer of voice and data wireline and wireless network products.

     Mr. Martin joined the Company in September 1994. From 1990 until such time, he was employed by Ascom Timeplex, a manufacturer of data and telecommunications equipment, most recently as Vice President, Technical Marketing. His previous positions included Vice President, China Business Development and Vice President, U.S. Sales. From 1987 to 1990, he was the Chief Executive Officer of Broadband Telesystems when that company was acquired by Ascom Timeplex.

     Mr. Ragavan joined the company in January 1996. From November 1991 until such time, he was employed by General Instrument Corp., a manufacturer of analog and digital settops and broadband transmission equipment, as Vice President of Engineering. From January 1980 to November 1991, he was Vice President of Engineering for COMSAT Technology Products, a manufacturer of satellite based voice and data communications systems.

     Mr. Switz joined the Company in January 1994. Prior to such time, he was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, from 1988, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

     Mr. Ponder joined the company in November 1997. Between March 1990 and November 1997, he was employed by Alcatel Network Systems, a manufacturer of telecommunications equipment such as lightwave transmission systems, digital crossconnects, microwave radios and loop access products. While at Alcatel, he served in various senior management positions, most recently as Senior Director, Marketing and Business Development.

     Mr. Roehrick joined the Company in January 1995. Prior to such time he was employed by Cray Research, Inc., a manufacturer of large scale computers, most recently as Controller. From 1992 to 1993, he was Assistant Controller of Cray Research, and, from 1989 to 1991 he was Director of Accounting for that company.

     Mr. Schofield originally joined the Company in October 1992. He returned to the Company in October 1995 after holding the position with DSC Communications of Vice President, International Sales and Marketing for a brief period between July and October of 1995. Prior to such time, he was Managing Director for Asia Pacific/Latin America. He was Senior Vice President, Sales and Marketing at Telex Communications, Inc., a manufacturer and marketer of electronic audio communications devices, from 1990 to 1992. He held several Vice President positions at Memorex Telex Corporation, a manufacturer and marketer of computer terminal and peripheral equipment, most recently as Vice President and General Manager, Airline and Systems Business Group.

                                      PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

     The section entitled "Quarterly Stock Prices" on page 21 of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997 (the "Annual Report") is incorporated herein by reference. This section is also included on Exhibit 13-a to this Form 10-K, as filed with the Securities and Exchange Commission (the "SEC" or the "Commission").

     On October 1, 1997, the Company issued 1,313,848 shares (the "Shares") of its Common Stock in a transaction that was not registered under the Securities Act. The Shares were issued to the shareholders of NewNet, Inc. ("NewNet") pursuant to an agreement dated October 1, 1997 among the Company and such NewNet shareholders, providing for the acquisition of all of the issued shares of capital stock of NewNet by the Company. No underwriter or placement agent was involved in the issuance of the Shares, and the Company did not receive any cash consideration for the Shares (which constituted the purchase price paid by the Company for NewNet). The Shares were issued to the former NewNet shareholders in a transaction exempt pursuant to Section 4(2) of the Securities Act.


ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

     The summary of certain consolidated statement of income and balance sheet information for the five years ended October 31, 1997 which is included in the tables on pages 34 through 37 of the Annual Report is incorporated herein by reference. This information is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC. Such summary information should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 14 of this report.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 21 of the Annual Report is incorporated herein by reference. This section is also included in
Exhibit 13-a to this Form 10-K, as filed with the SEC.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements appearing on pages 22 through 37 of the Annual Report are incorporated herein by reference. These financial statements are also included on Exhibit 13-a to this Form 10-K, as filed with the SEC.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 6 and
16 through 17, respectively, of the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission on or before February 24, 1998 (the "Proxy Statement") are incorporated herein by reference. The section entitled "Executive Officers of the Registrant" in
Item 4 of this Form 10-K is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" on pages 7 through 16 of the Proxy Statement is incorporated herein by reference (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated herein).

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" on page 16 of the Proxy Statement is incorporated herein by reference.

                                       PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K

(a)  1.        Financial Statements

     The following consolidated financial statements of the Company are part of this report and are found on the pages of the Annual Report indicated below and incorporated herein by this reference. These financial statements are included on Exhibit 13-a to this Form 10-K, as filed with the SEC.


                                                                           Page Reference
                                                                           in the Annual
                                                                      Report to Shareholders
                                                                      -----------------------
     Report of Independent Public Accountants                                   22

     Consolidated Statements of Income for the years ended October
      1997, 1996 and 1995                                                       23

     Consolidated Balance Sheets as of October 31, 1997 and 1996                24

     Consolidated Statements of  Stockholders' Investment for
      the years ended October 31, 1997, 1996 and 1995                           25

     Consolidated Statements of Cash Flows for the years
      ended October 31, 1997, 1996 and 1995                                     26

     Notes to Consolidated Financial Statements                                 27

     Summary of Operations for the years ended October 31,
      1987 through October 31, 1997 (Unaudited)                                 34

     Summary of Balance Sheets for the years ended October 31,
      1987 through October 31, 1997 (Unaudited)                                 36


     2.        Financial Statement Schedules

     All schedules for which provision is made in the applicable accounting regulations of the Commission have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

     3.        Listing of Exhibits

Exhibit
Number    Description
------    -----------

3-a Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated April 15, 1997.)

Exhibit
Number    Description
--------  ------------

3-b Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated April 15, 1997.)

4-a       Form of certificate for shares of Common Stock of ADC
          Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996.)

4-b Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated April 15, 1997.)

4-c Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated April 15, 1997.)

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

10-c* ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10-c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

10-d* Business Development Management Incentive Plan Document - Directors and Above Fiscal Year 1997. (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.)

10-e* Business Unit Management Incentive Plan Document - Directors and Above Fiscal Year 1997. (Incorporated by reference to Exhibit 10-d to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-f* Corporate Management Incentive Plan Document - Directors and Above Fiscal Year 1997. (Incorporated by reference to Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

Exhibit
Number    Description
--------  ------------

10-g* International Management Incentive Plan Document Fiscal Year 1997. (Incorporated by reference to Exhibit 10-f to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-h* Executive Incentive Exchange Plan Fiscal Year 1997. (Incorporated by reference to Exhibit 10-g to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-i* Executive Incentive Exchange Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-j* Broadband Connectivity Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-k* Corporate Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-l* Enterprise Networking Group Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-m* International Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-n* Network Services Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-o* ADC Video Systems Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-o to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-p* Systems Integration Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-r to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-q*     Business Unit Management Incentive Plan Fiscal Year 1998.

10-r*     Corporate Management Incentive Plan Fiscal Year 1998.

10-s*     International Management Incentive Plan Fiscal Year 1998.

10-t*     Business Development Management Incentive Plan Fiscal Year 1998.

Exhibit
Number    Description
--------  ------------

10-u*     Executive Incentive Exchange Plan Fiscal Year 1998.

10-v* Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-w* ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to
          Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-x* First Amendment of ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description, effective July 22, 1997.

10-y* Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

10-z* First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-aa* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended.

10-bb* ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. (Incorporated by reference to Exhibit 10-aa to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-cc* ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-dd* ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-ee Lease Agreement, dated August 21, 1990, between Minnetonka Corporate Center I Limited Partnership and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-ff Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-gg Sublease Agreement, dated October 31, 1990, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

Exhibit
Number    Description
--------  ------------

10-hh Sublease, dated as of February 21, 1995, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to
          Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)

10-ii Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-w to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-jj Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-x to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-kk Stock Purchase Agreement, dated July 1, 1996, by and between ADC Telecommunications, Inc., ADC Mersum Oy and the Shareholders of Solitra Oy. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1996.)

13-a      Portions of the 1997 Annual Report to Shareholders.

21-a      Subsidiaries of the Company.

23-a Consent of Independent Public Accountants to the incorporation of their report dated November 25, 1997, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos. 2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407,
          33-58409, 33-59445, 333-02133, 333-04481, 333-07309, 333-15283,
          333-25311, 333-25241, 333-25569, 333-25623, 333-32023, 333-37419 and
          333-37619.

24-a      Power of Attorney.

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

(b) No reports on Form 8-K were filed during the quarter ended October 31, 1997.

(c)       See Exhibit Index and Exhibits attached to this Form 10-K.

(d)       See Item 14(a)(3) above.
-----------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADC TELECOMMUNICATIONS, INC.

Dated:    January 16, 1998              By:  /s/ William J. Cadogan
                                            ----------------------------------
                                             William J. Cadogan
                                             Chairman of the Board, President
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ William J. Cadogan       Chairman of the Board,             Dated:  January 16, 1998
--------------------------
William J. Cadogan            President and
                              Chief Executive Officer
                              (principal executive officer)

  /s/ Robert E. Switz         Senior Vice President,             Dated:  January 16, 1998
--------------------------
Robert E. Switz               Chief Financial Officer
                              (principal financial officer)

  /s/ Charles T. Roehrick     Vice President, Controller         Dated:  January 16, 1998
--------------------------
Charles T. Roehrick           (principal accounting officer)

James C. Castle*              Director
Thomas E. Holloran*           Director
B. Kristine Johnson*          Director
Charles W. Oswald*            Director
Irene M. Qualters*            Director
Alan E. Ross*                 Director
Jean-Pierre Rosso*            Director
Donald M. Sullivan*           Director
Warde F. Wheaton*             Director
John D. Wunsch*               Director


*By    /s/ David F. Fisher                                       Dated:  January 16, 1998
     ------------------------
     David F. Fisher
     Attorney-in-Fact


                            ADC TELECOMMUNICATIONS, INC.
                             ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                   EXHIBIT INDEX

Exhibit
Number    Description                                                 Page
------    -----------                                                 ----

3-a       Restated Articles of Incorporation of ADC
          Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form S-3 dated April 15, 1997.

3-b Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated April 15, 1997.)

4-a       Form of certificate for shares of Common Stock of ADC
          Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to the Company's Form 10-Q for the quarter ended January 31, 1996.)

4-b       Restated Articles of Incorporation of ADC
          Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to the Company's Registration
          Statement on Form S-3 dated April 15, 1997.)

4-c Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated April 15, 1997.)

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

10-c ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit 10-c to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

10-d Business Development Management Incentive Plan Document - Directors and Above Fiscal Year 1997. (Incorporated by reference to Exhibit 10-a of the

Exhibit
Number    Description                                                 Page
------    -----------                                                 ----

          Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.)

10-e Business Unit Management Incentive Plan Document -Directors and Above Fiscal Year 1997. (Incorporated by reference to
          Exhibit 10-d to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-f Corporate Management Incentive Plan Document -Directors and Above Fiscal Year 1997. (Incorporated by reference to
          Exhibit 10-e to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-g International Management Incentive Plan Document Fiscal Year 1997. (Incorporated by reference to Exhibit 10-f to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-h      Executive Incentive Exchange Plan Fiscal Year 1997.
          (Incorporated by reference to Exhibit 10-g to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-i      Executive Incentive Exchange Plan Fiscal Year 1996.
          (Incorporated by reference to Exhibit 10-h to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-j Broadband Connectivity Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-h to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-k      Corporate Management Incentive Plan Fiscal Year 1996.
          (Incorporated by reference to Exhibit 10-i to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-l Enterprise Networking Group Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-j to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-m International Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-k to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-n Network Services Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-m to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-o      ADC Video Systems Management Incentive Plan Fiscal Year
          1996. (Incorporated by reference to Exhibit 10-o to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

Exhibit
Number    Description                                                 Page
------    -----------                                                 ----

10-p Systems Integration Management Incentive Plan Fiscal Year 1996. (Incorporated by reference to Exhibit 10-r to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-q      Business Unit Management Incentive Plan Fiscal Year 1998.

10-r      Corporate Management Incentive Plan Fiscal Year 1998.

10-s      International Management Incentive Plan Fiscal Year 1998.

10-t      Business Development Management Incentive Plan Fiscal Year
          1998.

10-u      Executive Incentive Exchange Plan Fiscal Year 1998.

10-v      Supplemental Executive Retirement Plan Agreement for William
          J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-w ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-x First Amendment of ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan
          Description, effective July 22, 1997.

10-y Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)

10-z First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-aa     ADC Telecommunications, Inc. Nonemployee Director Stock
          Option Plan, as amended.

10-bb ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. (Incorporated by reference to Exhibit 10-aa to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

Exhibit
Number    Description                                                 Page
------    -----------                                                 ----

10-cc ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-dd ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-ee Lease Agreement, dated August 21, 1990, between Minnetonka Corporate Center I Limited Partnership and ADC
          Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-ff Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-gg Sublease Agreement, dated October 31, 1990, between Seagate Technology, Inc. and ADC Telecommunications, Inc.
          (Incorporated by reference to Exhibit 10-y to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)

10-hh Sublease, dated as of February 21, 1995, between Seagate Technology, Inc. and ADC Telecommunications, Inc.
          (Incorporated by reference to Exhibit 10-a of the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)

10-ii Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-w to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-jj Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for the Company's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-x to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)

10-kk Stock Purchase Agreement, dated July 1, 1996, by and between ADC Telecommunications, Inc., ADC Mersum Oy and the
          Shareholders of Solitra Oy. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1996.)

Exhibit
Number    Description                                                 Page
------    -----------                                                 ----

13-a      Portions of the 1997 Annual Report to Shareholders.

21-a      Subsidiaries of the Company.

23-a Consent of Independent Public Accountants to the incorporation of their report dated November 25, 1997, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos. 2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407, 33-58409,
          33-59445, 333-02133, 333-04481, 333-07309, 333-15283,
          333-25311, 333-25241, 333-25569, 333-25623, 333-32023,
          333-37419 and 333-37619.

24-a      Power of Attorney.

27-a      Financial Data Schedule.

99-a      Cautionary Statement Regarding Forward-Looking Statements.