Form 10-Q
period 1998-01-31
ADC TELECOMMUNICATIONS INC
filed 1998-03-13
CIK 61478

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                   ----------------

                                      FORM 10-Q

(Mark One)
     [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 31, 1998

                                         OR

     [ ]          TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from N/A to N/A

                           Commission file number 0-1424

                            ADC Telecommunications, Inc.
                            ----------------------------
               (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0743912
     --------------------                         --------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                   12501 Whitewater Drive, Minnetonka, MN  55343
                   ---------------------------------------------
                (Address of principal executive offices) (zip code)

                                  (612) 938-8080
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                        N/A
               ----------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

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

        Common stock, $.20 par value:  134,268,672 shares as of March 9, 1998

                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                   (IN THOUSANDS)


                                        ASSETS

                                                            JANUARY 31,                   OCTOBER 31,
                                                               1998                          1997
                                                            -----------                   -----------

CURRENT ASSETS:

     Cash and cash equivalents                               $  97,310                    $  109,794
     Accounts receivable                                       231,976                       246,241
     Inventories                                               181,367                       168,379
     Prepaid income taxes and other assets                      28,956                        25,053
                                                             ---------                    ----------
          Total current assets                                 539,609                       549,467

PROPERTY AND EQUIPMENT, net                                    225,707                       215,677

OTHER ASSETS, principally goodwill                             183,213                       171,159
                                                             ---------                    ----------

                                                            $  948,529                    $  936,303
                                                             ---------                    ----------
                                                             ---------                    ----------


                LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Current maturities of long-term debt                       $  564                        $  650
     Accounts payable                                           56,770                        62,879
     Accrued liabilities                                       111,047                       118,870
                                                             ---------                    ----------
          Total current liabilities                            168,381                       182,399


LONG TERM DEBT, less current maturities                          2,552                         3,109
                                                             ---------                    ----------
          Total liabilities                                    170,933                       185,508

STOCKHOLDERS' INVESTMENT
      (134,139 and 133,508 shares outstanding)                 777,596                       750,795
                                                             ---------                    ----------

                                                            $  948,529                    $  936,303
                                                             ---------                    ----------
                                                             ---------                    ----------


             See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                     FOR THE QUARTERS ENDED
                                                                           JANUARY 31,
                                                            ----------------------------------------
                                                               1998                          1997
                                                            ----------                    ----------
NET SALES                                                   $  286,396                    $  256,777

COST OF PRODUCT SOLD                                           152,846                       139,108
                                                            ----------                    ----------

GROSS PROFIT                                                   133,550                       117,669
                                                            ----------                    ----------

          Gross profit percentage                                46.6%                         45.8%
                                                            ----------                    ----------

EXPENSES:
     Development and product engineering                        30,938                        28,119
     Selling and administration                                 62,094                        49,444
     Goodwill amortization                                       2,538                         2,522
     Non-recurring charges                                           -                        22,700
                                                            ----------                    ----------

          Total expenses                                        95,570                       102,785
                                                            ----------                    ----------

OPERATING INCOME                                                37,980                        14,884

OTHER INCOME (EXPENSE), NET:
          Interest                                               1,444                         1,786
          Other                                                   (333)                         (427)
                                                            ----------                    ----------

INCOME BEFORE INCOME TAXES                                      39,091                        16,243

PROVISION FOR INCOME TAXES                                      13,682                         5,848
                                                            ----------                    ----------

NET INCOME                                                   $  25,409                     $  10,395
                                                            ----------                    ----------
                                                            ----------                    ----------

BASIC AND DILUTED EARNINGS PER SHARE                           $  0.19                       $  0.08
                                                            ----------                    ----------
                                                            ----------                    ----------

             See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                   (IN THOUSANDS)

                                                                     FOR THE QUARTERS ENDED
                                                                            JANUARY 31,
                                                             ---------------------------------------
                                                               1998                          1997
                                                             ---------                    ----------
OPERATING ACTIVITIES:
    Net income                                              $  25,409                     $  10,395
     Adjustments to reconcile net income to net cash from
               operating activities -
          Non-recurring charges                                      -                        22,700
          Depreciation and amortization                         15,220                        11,727
          Reduction in deferred compensation                       140                           337
          Decrease in deferred income taxes                          -                           (48)
          Other                                                  1,444                           668
          Changes in assets and liabilities
               Accounts receivable                              14,073                        (6,336)
               Inventories                                     (13,370)                       (4,643)
               Prepaid income taxes and other assets            (7,295)                          208
               Accounts payable                                 (5,764)                        1,085
               Accrued liabilities                              (6,310)                      (11,870)
                                                            ----------                    ----------
               Total cash from operating activities             23,547                        24,223
                                                            ----------                    ----------

INVESTMENT ACTIVITIES:
     Acquisitions                                              (16,000)                      (30,700)
     Property and equipment additions, net                     (24,339)                      (21,227)
     Long-term investments                                         627                        (8,099)
                                                            ----------                    ----------
               Total cash used for investment activities       (39,712)                      (60,026)
                                                            ----------                    ----------

FINANCING ACTIVITIES:
     Decrease in long term debt                                   (471)                         (473)
     Common stock issued                                         4,509                         2,414
                                                            ----------                    ----------
               Total cash from financing activities              4,038                         1,941
                                                            ----------                    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (357)                           34
                                                            ----------                    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                          (12,484)                      (33,828)

CASH AND CASH EQUIVALENTS, beginning of period                 109,794                       183,221
                                                            ----------                    ----------

CASH AND CASH EQUIVALENTS, end of period                     $  97,310                    $  149,393
                                                            ----------                    ----------
                                                            ----------                    ----------

          See accompanying notes to consolidated financial statements.


                       ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          1ST            4TH            3RD            2ND
                                                        QUARTER        QUARTER        QUARTER        QUARTER
                                                          1998           1997           1997           1997
                                                      -----------     ----------    -----------    -----------
NET SALES                                             $   286,396     $  335,162    $   293,312    $   279,199

COST OF PRODUCT SOLD                                      152,846        176,561        156,266        149,876
                                                         --------        -------        -------        -------

GROSS PROFIT                                              133,550        158,601        137,046        129,323
                                                         --------        -------        -------        -------

          Gross profit percentage                           46.6%          47.3%          46.7%          46.3%
                                                         --------        -------        -------        -------

EXPENSES:
     Development and product engineering                   30,938         34,774         29,339         30,406
     Selling and administration                            62,094         64,721         54,619         52,840
     Goodwill amortization                                  2,538          2,597          2,543          2,351
     Non-recurring charges                                      -              -              -              -
                                                         --------        -------        -------        -------
          Total expenses                                   95,570        102,092         86,501         85,597
                                                         --------        -------        -------        -------

OPERATING INCOME                                           37,980         56,509         50,545         43,726

OTHER INCOME(EXPENSE), NET:
          Interest                                          1,444          1,824          1,571          1,795
          Other                                              (333)          (797)          (934)          (425)
                                                         --------        -------        -------        -------

INCOME BEFORE INCOME TAXES                                 39,091         57,536         51,182         45,096

PROVISION FOR INCOME TAXES                                 13,682         20,712         18,425         16,235
                                                         --------        -------        -------        -------

NET INCOME                                              $  25,409      $  36,824      $  32,757      $  28,861
                                                         --------        -------        -------        -------
                                                         --------        -------        -------        -------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)                                     136,914        136,358        134,843        133,827
                                                         --------        -------        -------        -------
                                                         --------        -------        -------        -------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC)                                       133,719        133,405        131,820        131,009
                                                         --------        -------        -------        -------
                                                         --------        -------        -------        -------

EARNINGS PER SHARE (DILUTED)                              $  0.19        $  0.27        $  0.24        $  0.22
                                                         --------        -------        -------        -------
                                                         --------        -------        -------        -------

EARNINGS PER SHARE (BASIC)                                $  0.19        $  0.28        $  0.25        $  0.22
                                                         --------        -------        -------        -------
                                                         --------        -------        -------        -------

             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the three months ended January 31, 1998, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market.
          Inventories at January 31, 1998, and October 31, 1997, consisted of (in thousands):

                              January 31, 1998        October 31, 1997
                              ----------------        ----------------
Purchased materials and
    manufactured products     $        167,615        $        154,403
Work-in-process                         13,752                  13,976
                              ----------------        ----------------
                              $        181,367        $        168,379
                              ----------------        ----------------
                              ----------------        ----------------

Note 3 NON-RECURRING CHARGES: The non-recurring charges of $22.7 during the quarter ended January 31, 1997 primarily represent the write-off of purchased research and development resulting from the acquisition of the Wireless Infrastructure Group of Pacific Communication Sciences, Inc., as well as expenses related to the consolidation of the Company's West Coast operations.

Note 4 ACQUISITIONS: During the first quarter of 1998, the Company acquired substantially all of the assets and liabilities of W.E. Tech, Inc. for $16 million in cash. W. E. Tech, Inc., located in Fort Lauderdale, Florida, is a provider of systems integration services. The acquisition was accounted for as a purchase, and resulted in the recognition of goodwill of approximately $14.5 million. The inclusion of W.E. Tech, Inc. operating results for periods prior to the acquisition would not have materially affected results of operations.

Note 5 EARNINGS PER SHARE: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the quarters ended January 31, 1998 and 1997.



                                                          Quarters Ended January 31,
                                                         ----------------------------
          (IN THOUSANDS EXCEPT EARNINGS PER SHARE)         1998                1997
                                                         --------            --------
          Net income                                      $25,409             $10,395
          Earnings per common share (basic)                 $0.19               $0.08
          Earnings per common share (diluted)               $0.19               $0.08
          Weighted average common shares
               outstanding (basic)                        133,719             130,445
          Effect of dilutive securities - stock
                options                                     3,195               3,285
          Weighted average common shares
                outstanding (diluted)                     136,914             133,730


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     ADC Telecommunications, Inc (the "Company" or "ADC") offers a broad range of products and services that enable its customers to construct and upgrade their telecommunications networks to support increasing user demand for voice, data and video services. Telephone companies, cable television operators, wireless network providers and other public network providers are building the infrastructure required to offer internet access, higher speed data, video and telephony services, entertainment and other interactive services to residential and business customers. Greater and greater amounts of network bandwidth are required for these services, and the Company's development efforts and product offerings are focused on "unlocking the capacity of the local loop" by eliminating bottlenecks and increasing the speed and efficiency of the network. The local loop is the portion of the public network from the central office through the equipment that connects the local central office to the subscriber's equipment, onto the customer premise and across the enterprise or residential network. The Company's product offerings include equipment, services and integrated solutions within the following general functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are designed for use in copper based, coax based, fiber based or wireless transmission networks and are sold primarily to public network providers worldwide. The Company's enterprise networking products are designed for use in copper based , fiber optic and wireless networks and are sold primarily to private voice, data and video network providers around the world. The Company's broadband connectivity products are designed for use in copper based, coax, fiber optic or wireless transmission networks and are sold to both public and private global network providers.

     Historically, the Company's principal product offerings have generally consisted of copper-based and fiber-based products designed to address the needs of its customers for transmission, enterprise networking and connectivity on traditional telephony networks. With the growth of multimedia applications and the related development of enhanced voice, data and video services, the Company's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and applications relating to the broadband telecommunications equipment market. The market for broadband telecommunications equipment is evolving and rapidly changing. The Company's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups addressing this market as well as the growth of the market. The growth in the market for such broadband telecommunications products is dependent on a number of factors, including the amount of capital expenditures by public network providers, regulatory and legal developments, changes to overall market capital expenditure rates (which could result from the ongoing consolidation of customers in theses market as well as the addition of new customer entrants to the market) and end-user demands for integrated voice, data video and other network services. There can be no assurance that the Company's new or enhanced products will meet with market acceptance or be profitable.

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. The Company's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period do not meet expectations, operating results will be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. In addition to seasonality, the Company's recent operating results have been adversely affected by unstable conditions in Asian markets as well as the spending patterns of certain telecommunications service providers as they reevaluate their equipment needs in light of industry consolidation.

YEAR 2000 MATTERS

     The Company is currently evaluating the potential impact of the situation commonly referred to as the "Year 2000 Issue," which involves the inability of certain software and systems to properly recognize and process date information relating to the Year 2000. In this regard, the Company has assigned a team to evaluate the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company's product development processes currently contain steps to include Year 2000 compliance verification for all current and future products. ADC continues to evaluate the estimated costs associated with its efforts to ensure that its existing systems, products and infrastructure are Year 2000 compliant. While these on-going efforts will involve additional costs, ADC believes, based on available information, that it is and will continue to effectively manage its total Year 2000 transition without any material adverse effect on its business, results of operations or financial condition.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 1998 and 1997 and the percentage changes in these income and expense items between periods are contained in the following table:


                                                                                     PERCENTAGE
                                                                                      INCREASE
                                                       PERCENTAGE OF NET SALES       (DECREASE)
                                                       FOR THE QUARTERS ENDED          BETWEEN
                                                            JANUARY 31                 PERIODS
                                                  -------------------------------    -----------
                                                    1998                1997
                                                  --------            --------
NET SALES                                         100.0%                100.0%           11.5%
COST OF PRODUCT SOLD                              (53.4)                (54.2)            9.9
                                                  ------                ------
GROSS PROFIT                                       46.6                  45.8            13.5
EXPENSES:
     Development and product engineering          (10.7)                (10.9)           10.0
     Selling and administration                   (21.7)                (19.3)           25.6
     Goodwill amortization                         (0.9)                 (1.0)            0.6
     Non-recurring charges                            -                  (8.8)         (100.0)
                                                  ------                ------
OPERATING INCOME                                   13.3                   5.8           155.2
OTHER INCOME (EXPENSE), NET:
     Interest                                       0.5                   0.7           (19.1)
     Other                                         (0.1)                 (0.2)           22.0
                                                  ------                ------
INCOME BEFORE INCOME TAXES                         13.7                   6.3           140.7
PROVISION FOR INCOME TAXES                         (4.8)                 (2.3)          134.0
                                                  ------                ------
NET INCOME                                          8.9%                  4.0%          144.4
                                                  ------                ------
                                                  ------                ------

     NET SALES: The following table sets forth the Company's net sales for the quarters ended January 31, 1998 and 1997 for each of the Company's functional product groups described above:

                                                                QUARTER ENDED JANUARY 31, ($  IN THOUSANDS)
                                                        -----------------------------------------------------------
                                                                    1998                               1997
                                                        ------------------------           ------------------------
PRODUCT GROUP                                           NET SALES         %                NET SALES          %
-------------                                           ---------     ----------           ---------      ---------
TRANSMISSION                                             $135,763           47.4%           $105,312           41.0%
ENTERPRISE NETWORKING                                      32,196           11.2              39,828           15.5
BROADBAND CONNECTIVITY                                    118,437           41.4             111,637           43.5
                                                        ---------     ----------           ---------      ---------

     TOTAL                                               $286,396          100.0%           $256,777          100.0%
                                                        ---------     ----------           ---------      ---------
                                                        ---------     ----------           ---------      ---------


     Net sales for the quarter ended January 31, 1998 were $286.4 million, a $29.6 million or 11.5 % increase over the comparable 1997 quarter. This net increase is the result of increases in net sales for the transmission product group plus revenue contributions from companies acquired since January 31, 1997. Such revenue contributions from acquired companies totaled $14.4 million for the quarter ended January 31, 1998. The Company believes that its first quarter sales were adversely impacted by the seasonal buying patterns of its customers and unstable conditions in Asian markets as discussed above.

     During the quarter ended January 31, 1998, net sales of transmission products increased 28.9% over the comparable 1997 quarter. The increase predominately reflected strong growth from the core transmission business through increased sales of transmission systems to public telecommunications network providers.

     Net sales of broadband connectivity products represent 41.4% of total revenues and increased 6.1% during the quarter ended January 31, 1998. The slower growth in this product group is attributable in part to declines in sales of wireless infrastructure equipment by the Company's Solitra subsidiary. The Company believes that a portion of the decline in sales of wireless infrastructure equipment is attributable to conditions in the Asian markets. In addition, the Company believes that the consolidation of certain telecommunications service providers adversely affected product orders during the first quarter. The Company expects that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     The 19.2% decrease in net sales of enterprise networking group products reflected reduced sales of Channel Service Units/Data Service Units (CSU/DSU) products and ATM access concentrators due in part to strong competition in this market.

     GROSS PROFIT: The gross profit percentage for first quarter 1998, 46.6% of net sales, was a slight improvement over the 45.8% gross profit percentage for first quarter 1997 primarily due to a product sales mix that was weighted toward sales of higher margin products. Future gross profit percentages will continue to be affected by the mix of products the Company sells, the timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Total operating expenses for the quarters ended January 31, 1998 and 1997 were $95.6 million and $102.8 million (including non-recurring charges of $22.7 million in the first quarter of 1997), respectively. The 1997 non-recurring charges primarily represent the write-off of purchased research and development resulting from the acquisition of the Wireless Infrastructure Group from Pacific Communication Sciences, Inc., as well as expenses related to the consolidation and streamlining of the Company's West Coast operations. Operating expenses before non-recurring charges for the quarters ended January 31, 1998 and 1997 were $95.6 million and $80.1 million, representing 33.4% and 31.2% of net sales, respectively. The increase in absolute dollars of operating expenses before non-recurring charges was due primarily to costs associated with acquired companies and expanded operations necessary to support higher revenue levels during the quarter ended January 31, 1998.

     Development and product engineering expenses were $30.9 million for the quarter ended January 31, 1998, representing a 10.0% increase over the quarter ended January 31, 1997. The increase reflects substantial product development and introduction efforts in each of the Company's three functional product groups. The Company believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the

Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its three functional product groups. However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $62.1 million for the quarter ended January 31, 1998, representing a 25.6% increase over the quarter ended January 31, 1997. The increase reflects selling activities associated with new product introductions and additional personnel costs related to expanded operations and acquisitions.

     Because first quarter 1998 revenues were below the Company's planned revenue levels for that quarter, the Company is taking steps to reduce its planned expense levels as management monitors the results of operations during the remainder of the fiscal year. However, if revenue levels during the remainder of the 1998 fiscal year do not meet management's expectations, operating results for that period will be adversely affected.

     OTHER INCOME (EXPENSE), NET: For the quarters ended January 31, 1998 and 1997, the net interest income (expense) category represented net interest income on cash and cash equivalents. (See "Liquidity and Capital Resources" below for a discussion of cash levels.)

     Other expense primarily represented the gain or loss on the sale of fixed assets and the Company's share of net operating results of its investments in other companies accounted for on an equity basis.

     INCOME TAXES: The effective income tax rate was 35.0% and 36.0% for the quarters ended January 31, 1998 and 1997, respectively. In addition to the non-deductible goodwill amortization included in operating expenses each quarter, the rates reflect the beneficial impact of tax credits.

     NET INCOME: Net income was $25.4 million (or $.19 per share) for the quarter ended January 31, 1998, an increase of 144.4% over $10.4 million (or $0.08 per share) for the quarter ended January 31, 1997. Before the non-recurring charges of $22.7 million, net income for the quarter ended January 31, 1997 was $24.9 million (or $.19 per share).

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $12.5 million and $33.8 million during the quarters ended January 31, 1998 and 1997, respectively. The major elements of the 1998 decrease were cash provided by operations of $23.5 million offset by cash used in the acquisition of W.E. Tech, Inc. ($16 million) and the purchase of property and equipment ($24.3 million). The major elements of the 1997 decrease were cash provided by operations of $24.2 million, offset by cash used in acquisitions of $30.7 million, property and equipment additions of $21.2 million and long-term investments of $8.1 million.

     At January 31, 1998 and October 31, 1997, the Company had approximately $3.1 million and $3.8 million of debt outstanding, respectively. This entire amount represents debt of acquired companies.

     Management believes that current cash balances and cash generated from operating activities will be adequate to fund working capital requirements and capital expenditures during the remainder of the fiscal year. However, the Company may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that any forward-looking statements made by the Company in this Form 10-Q or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99-a to the Company's Report on Form 10-K for the year ended October 31, 1997.

                             PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a.   An annual meeting of shareholders was held on February 24, 1998.

          b. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.

          c-1. The following table shows the vote totals with respect to the election of the four directors:

          For terms expiring in 2001


                                   VOTES                    AUTHORITY
          NAME                      FOR                     WITHHELD
          -----------------------------------------------------------
          Thomas E. Holloran       115,615,451              4,874,967
          Charles W. Oswald        115,652,657              4,837,761
          Alan E. Ross             115,675,369              4,815,049
          Warde F. Wheaton         115,637,248              4,853,170

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

     10-a Addendum dated February 24, 1998 to ADC Telecommunications, Inc. 1991
          Stock Incentive Plan.

     27-a Financial Data Schedule.

     b.   Reports on Form 8-K

          Current Report on Form 8-K dated January 23, 1998 filed on January 26, 1998 in connection with the Company's press release dated January 23, 1998 announcing information on first quarter results.

          Current Report on Form 8-K dated February 18, 1998 filed on February 19, 1998 in connection with the Company's press release dated February 18, 1998 announcing final results for the first fiscal quarter.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 11, 1998             ADC TELECOMMUNICATIONS, INC.



                                   By:    /s/  Robert E. Switz
                                        ---------------------------------------
                                        Robert E. Switz
                                        Senior Vice President, Chief Financial
                                        Officer (Principal Financial Officer,
                                        Duly Authorized Officer)

                            ADC TELECOMMUNICATIONS, INC.
                             EXHIBIT INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JANUARY 31, 1998

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

          10-a      Addendum dated February 24, 1998 to ADC
                    Telecommunications,Inc. 1991 Stock Incentive Plan..........

          27-a      Financial Data Schedule....................................