Form 10-Q
period 1998-04-30
ADC TELECOMMUNICATIONS INC
filed 1998-06-11
CIK 61478

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549
                                  ----------------

                                     FORM 10-Q

(Mark One)
     /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended April 30, 1998
                                         OR
     / /         TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from N/A to N/A
                           Commission file number 0-1424

                            ADC Telecommunications, Inc.
                            ----------------------------
               (Exact name of registrant as specified in its charter)

          Minnesota                                         41-0743912
--------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer or
incorporation organization)                            Identification No.)

                   12501 Whitewater Drive, Minnetonka, MN  55343
                   ---------------------------------------------
                (Address of principal executive offices) (zip code)

                                   (612) 938-8080
                       --------------------------------------
                (Registrant's telephone number, including area code)

                                        N/A
     -------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

        Common stock, $.20 par value:  134,406,963 shares as of June 8, 1998

                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                   (IN THOUSANDS)

                                       ASSETS

                                                        APRIL 30,  OCTOBER 31,
                                                          1998        1997
                                                       ----------  -----------
CURRENT ASSETS:
     Cash and cash equivalents                         $  101,771   $  109,794
     Accounts receivable                                  266,135      246,241
     Inventories                                          175,903      168,379
     Prepaid income taxes and other assets                 27,557       25,053
                                                       ----------   ----------
       Total current assets                               571,366      549,467

PROPERTY AND EQUIPMENT, net                               240,213      215,677

OTHER ASSETS, principally goodwill                        180,413      171,159
                                                       ----------   ----------

                                                       $  991,992   $  936,303
                                                       ----------   ----------
                                                       ----------   ----------
                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Current maturities of long-term debt              $      451   $      650
     Accounts payable                                      51,200       62,879
     Accrued liabilities                                  117,030      118,870
                                                       ----------   ----------
       Total current liabilities                          168,681      182,399


LONG-TERM DEBT, less current maturities                     2,930        3,109
                                                       ----------   ----------
       Total liabilities                                  171,611      185,508

STOCKHOLDERS' INVESTMENT
      (134,374 and 133,508 shares outstanding)            820,381      750,795
                                                       ----------   ----------

                                                       $  991,992   $  936,303
                                                       ----------   ----------
                                                       ----------   ----------

             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          FOR THE QUARTERS ENDED       FOR THE SIX MONTHS ENDED
                                                 APRIL 30,                    APRIL 30,
                                        -------------------------     -------------------------
                                           1998           1997           1998           1997
                                        ----------     ----------     ----------     ----------
NET SALES                               $  334,635     $  279,199     $  621,031     $  535,976

COST OF PRODUCT SOLD                       177,668        149,876        330,514        288,984
                                        ----------     ----------     ----------     ----------

GROSS PROFIT                               156,967        129,323        290,517        246,992
                                        ----------     ----------     ----------     ----------

        Gross profit percentage              46.9%          46.3%          46.8%          46.1%
                                        ----------     ----------     ----------     ----------

EXPENSES:
     Research and development               37,097         30,406         68,036         58,525
     Selling and administration             64,409         52,840        126,501        102,284
     Goodwill amortization                   2,968          2,351          5,506          4,873
     Non-recurring charges                      --             --             --         22,700
                                        ----------     ----------     ----------     ----------

        Total expenses                     104,474         85,597        200,043        188,382
                                        ----------     ----------     ----------     ----------

OPERATING INCOME                            52,493         43,726         90,474         58,610

OTHER INCOME (EXPENSE), NET:
        Interest                             1,115          1,795          2,559          3,581
        Other                                 (780)          (425)        (1,114)          (852)
                                        ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                  52,828         45,096         91,919         61,339

PROVISION FOR INCOME TAXES                  18,489         16,235         32,172         22,083
                                        ----------     ----------     ----------     ----------

NET INCOME                              $   34,339     $   28,861     $   59,747     $   39,256
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES OUTSTANDING
  (BASIC)                                  134,275        131,009        133,997        130,724
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

EARNINGS PER SHARE (BASIC)              $     0.26     $     0.22     $     0.45     $     0.30
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES OUTSTANDING
  (DILUTED)                                136,283        133,827        136,367        133,778
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

EARNINGS PER SHARE (DILUTED)            $     0.25     $     0.22     $     0.44     $     0.29
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

            See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                   (IN THOUSANDS)


                                                             FOR THE SIX MONTHS ENDED
                                                                      APRIL 30,
                                                             ------------------------
                                                               1998           1997
                                                             ---------      ---------
OPERATING ACTIVITIES:
   Net income                                                $  59,747      $  39,256
   Adjustments to reconcile net income to net cash from
    operating activities -
      Non-recurring charges                                         --         22,700
      Depreciation and amortization                             26,430         23,226
      Reduction in deferred compensation                           278            552
      Decrease in deferred income taxes                           (873)        (1,956)
      Other                                                      1,536           (680)
      Changes in assets and liabilities
         Accounts receivable                                   (19,235)       (15,194)
         Inventories                                            (7,589)        (9,736)
         Prepaid income taxes and other assets                  (4,137)        (5,554)
         Accounts payable                                      (11,434)       (10,324)
         Accrued liabilities                                      (973)        (3,710)
                                                             ---------      ---------
            Total cash from operating activities                43,750         38,580
                                                             ---------      ---------

INVESTMENT ACTIVITIES:
   Acquisitions                                                (16,000)       (33,713)
   Property and equipment additions, net                       (46,702)       (47,905)
   Long-term investments                                           888         (3,728)
                                                             ---------      ---------
            Total cash used for investment activities          (61,814)       (85,346)
                                                             ---------      ---------

FINANCING ACTIVITIES:
   Decrease in long-term debt                                     (189)        (4,951)
   Common stock issued                                          10,494          3,860
                                                             ---------      ---------
            Total cash from (used for) financing activities     10,305         (1,091)
                                                             ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (264)          (990)
                                                             ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                           (8,023)       (48,847)

CASH AND CASH EQUIVALENTS, beginning of period                 109,794        183,221
                                                             ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                     $ 101,771      $ 134,374
                                                             ---------      ---------
                                                             ---------      ---------


            See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                2ND            1ST            4TH            3RD
                                              QUARTER        QUARTER        QUARTER        QUARTER
                                                1998           1998           1997           1997
                                             ----------     ----------     ----------     ----------
NET SALES                                    $  334,635     $  286,396     $  335,162     $  293,312

COST OF PRODUCT SOLD                            177,668        152,846        176,561        156,266
                                             ----------     ----------     ----------     ----------

GROSS PROFIT                                    156,967        133,550        158,601        137,046
                                             ----------     ----------     ----------     ----------

          Gross profit percentage                 46.9%          46.6%          47.3%          46.7%
                                             ----------     ----------     ----------     ----------

EXPENSES:
     Research and development                    37,097         30,938         34,774         29,339
     Selling and administration                  64,409         62,094         64,721         54,619
     Goodwill amortization                        2,968          2,538          2,597          2,543
                                             ----------     ----------     ----------     ----------
          Total expenses                        104,474         95,570        102,092         86,501
                                             ----------     ----------     ----------     ----------

OPERATING INCOME                                 52,493         37,980         56,509         50,545

OTHER INCOME(EXPENSE), NET:
          Interest                                1,115          1,444          1,824          1,571
          Other                                    (780)          (333)          (797)          (934)
                                             ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                       52,828         39,091         57,536         51,182

PROVISION FOR INCOME TAXES                       18,489         13,682         20,712         18,425
                                             ----------     ----------     ----------     ----------

NET INCOME                                   $   34,339     $   25,409     $   36,824     $   32,757
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC)                             134,275        133,719        133,405        131,820
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

EARNINGS PER SHARE (BASIC)                   $     0.26     $     0.19     $     0.28     $     0.25
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)                           136,283        136,914        136,358        134,843
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

EARNINGS PER SHARE (DILUTED)                 $     0.25     $     0.19     $     0.27     $     0.24
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


            See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 ACCOUNTING POLICIES: The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the six months ended April 30, 1998, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market.
          Inventories at April 30, 1998, and October 31, 1997, consisted of (in thousands):

                                               April 30,    October 31,
                                                 1998           1997
                                             -----------    -----------
               Purchased materials and
                   manufactured products     $   160,581    $   154,403
               Work-in-process                    15,322         13,976
                                             -----------    -----------
                                             $   175,903    $   168,379
                                             -----------    -----------
                                             -----------    -----------

Note 3 NON-RECURRING CHARGES: The Company recorded a non-recurring charge of $22.7 million in 1997. This charge primarily represents the write-off of purchased research and development from the acquisition of the Wireless Infrastructure Group of Pacific Communication Sciences, Inc. ("PCSI"), as well as expenses related to the consolidation of the Company's West Coast operations.

Note 4 ACQUISITIONS: During the first quarter of 1998, the Company acquired substantially all of the assets and liabilities of W.E. Tech, Inc. for $16 million in cash. W.E. Tech, Inc., located in Fort Lauderdale, Florida, is a provider of systems integration services. The acquisition was accounted for as a purchase, and resulted in the recognition of goodwill of approximately $14.5 million. The inclusion of W.E. Tech, Inc. operating results for periods prior to the acquisition would not have materially affected results of operations.

Note 5 EARNINGS PER SHARE: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six month periods ended April 30, 1998 and 1997.


                                                         Quarters Ended         Six months ended
                                                            April 30,              April 30,
                                                       -----------------------------------------
          (IN THOUSANDS EXCEPT EARNINGS PER SHARE)
                                                        1998        1997         1998      1997
                                                       ------      ------       ------    ------
          Net income                                  $34,339     $28,861      $59,747   $39,256
          Earnings per common share (basic)             $0.26       $0.22        $0.45     $0.30
          Earnings per common share (diluted)           $0.25       $0.22        $0.44     $0.29
          Weighted average common shares
            outstanding (basic)                       134,275     131,009      133,997   130,724
          Effect of dilutive securities - stock
            options                                     2,008       2,818        2,370     3,054
          Weighted average common shares
            outstanding (diluted)                     136,283     133,827      136,367   133,778

Note 6 STOCK REPURCHASE PROGRAM: In April 1998, the Company announced a stock repurchase program under which the Company may purchase up to 6.7 million shares of common stock in open market transactions as market and business conditions warrant. The Company may also utilize forward repurchase agreements, "equity collar" arrangements using call and put options, or other arrangements as part of this stock repurchase program.

          In connection with the stock repurchase program, the Company sold put options to an independent third party in April 1998 that entitles the holder of the options to sell 2 million shares of Common Stock to the Company at $29.43 per share. Additionally, the Company purchased call options from the same party that entitle the Company to buy 2 million shares of its Common Stock at $31.30 per share. The put options and call options expire on August 31, 1998. The premiums received with respect to the put options equaled the premiums paid with respect to the call options. The options will be settled with shares of Common Stock having a value equal to the difference between the exercise price and market value at the time of exercise. These securities have no significant dilutive effect on net income per share for the periods presented.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          ADC Telecommunications, Inc. (the "Company" or "ADC") offers a broad range of products and services that enable its customers to construct and upgrade their telecommunications networks to support increasing user demand for voice, data and video services. Telephone companies, cable television operators, wireless service providers and other public network service providers are building the infrastructure required to offer high speed Internet access, higher speed data, video and telephony services, entertainment and other interactive services to residential and business customers. Greater and greater amounts of network bandwidth are required for these services, and the Company's development efforts and product offerings are focused on "unlocking the capacity of the local loop" by eliminating bottlenecks and increasing the speed and efficiency of the network. The local loop is the portion of the public network from the local central office through the equipment that connects to the subscriber's equipment on the customer premise and across the enterprise or residential network. The Company offers hardware, software, services and integrated solutions within the following general functional product groups: transmission, enterprise networking and broadband connectivity. The Company's transmission products are designed for use in copper-based, coaxial-based, fiber-optic-based or wireless transmission networks and are sold primarily to public network service providers worldwide. The Company's enterprise networking products are designed for use in copper-based, fiber-optic-based and wireless networks and are sold primarily to providers of private voice, data and video services around the world. The Company's broadband connectivity products are designed for use in copper-based, coaxial-based, fiber-optic-based or wireless transmission networks and are sold to both public and private global service providers.

     Historically, the Company's principal product offerings generally consisted of copper-based and fiber-optic-based products designed to address the needs of its customers for transmission, enterprise networking and connectivity on traditional telephony networks. With the growth of multimedia applications and the related development of enhanced voice, data and video services, the Company's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and hardware, software and service offerings for broadband telecommunications applications. The market for broadband telecommunications hardware, software and services is evolving and rapidly changing. The Company's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups addressing this market and also dependent on the growth of the market. The growth in the market for such broadband telecommunications products is dependent on a number of factors, including the amount of capital expenditures by public network service providers, regulatory and legal developments, changes to overall market capital expenditure rates (which could result from the ongoing consolidation of customers in theses market as well as the addition of new customer entrants to the market) and end-user demands for integrated voice, data video and other network services. There can be no assurance that the Company's new or enhanced products and services will meet with market acceptance or be profitable.

     The Company's operating results may fluctuate significantly from quarter to quarter due to several factors. The Company is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. The Company's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. In addition, the Company's results of operations are subject to seasonal factors. The Company historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and Company year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. In addition to seasonality, the Company's operating results for the quarter ended January 31, 1998 were adversely affected by unstable conditions in Asian markets as well as the spending patterns of certain telecommunications service providers as they reevaluated their equipment needs in light of industry consolidation.

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

RESULTS OF OPERATIONS


     The percentage relationships to net sales of certain income and expense items for the quarters and six months ended April 30, 1998 and 1997 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                                                                            Percentage
                                                                                                        Increase (Decrease)
                                                             Percentage of Net Sales                     Between Periods
                                            ---------------------------------------------------     -------------------------
                                               Quarters Ended               Six Months Ended
                                                  April 30,                     April 30,           Quarters       Six Months
                                            ---------------------         ---------------------        Ended          Ended
                                             1998           1997           1998           1997       April 30,      April 30,
                                            ------         ------         ------         ------     ----------     ----------
NET SALES                                   100.0%         100.0%         100.0%         100.0%          19.9%          15.9%
COST OF PRODUCT SOLD                          53.1          (53.7)          53.2          (53.9)          18.5           14.4
                                            ------         ------         ------         ------     ----------     ----------
GROSS PROFIT                                  46.9           46.3           46.8           46.1           21.4           17.6
EXPENSES:
  Research and development                   (11.1)         (10.9)         (10.9)         (10.9)          22.0           16.3
  Selling and administration                 (19.2)         (18.9)         (20.4)         (19.1)          21.9           23.7
  Goodwill amortization                       (0.9)          (0.8)          (0.9)          (0.9)          26.2           13.0
  Non-recurring charges                          -              -              -           (4.3)             -              -
                                            ------         ------         ------         ------     ----------     ----------
OPERATING INCOME                              15.7           15.7           14.6           10.9           20.0           54.4
OTHER INCOME (EXPENSE), NET:
    Interest                                   0.3            0.7            0.4            0.7          (37.9)         (28.5)
    Other                                     (0.2)          (0.2)          (0.2)          (0.2)          83.5           30.8
                                            ------         ------         ------         ------     ----------     ----------
INCOME BEFORE INCOME TAXES                    15.8           16.2           14.8           11.4           17.1           49.9
PROVISION FOR INCOME TAXES                    (5.5)          (5.9)          (5.2)          (4.1)          13.9           45.7
                                            ------         ------         ------         ------     ----------     ----------
NET INCOME                                   10.3%          10.3%           9.6%           7.3%           19.0           52.2
                                            ------         ------         ------         ------     ----------     ----------
                                            ------         ------         ------         ------     ----------     ----------

     NET SALES: The following table sets forth the Company's net sales for the quarters and six-month periods ended April 30, 1998 and 1997 for each of the Company's functional product groups described above (dollars in thousands):

                                 Quarters Ended April 30,                         Six Months Ended April 30,
                     ----------------------------------------------    ----------------------------------------------
                             1998                      1997                    1998                     1997
                     ---------------------    ---------------------    ---------------------    ---------------------
 Product Group       Net Sales       %        Net Sales       %        Net Sales       %        Net Sales       %
--------------       ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
TRANSMISSION         $ 149,203       44.6%    $ 115,833       41.5%    $ 284,966       45.9%    $ 221,145       41.3%
ENTERPRISE
 NETWORKING             35,665        10.7       39,763        14.2       67,861        10.9       79,591        14.8
BROADBAND
 CONNECTIVITY          149,767        44.7      123,603        44.3      268,204        43.2      235,240        43.9
                     ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

  TOTAL              $ 334,635      100.0%    $ 279,199      100.0%    $ 621,031      100.0%    $ 535,976      100.0%
                     ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
                     ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------

     Net sales for the three-month and six-month periods ended April 30, 1998 were $334.6 million and $621.0 million, reflecting 19.9% and 15.9% increases, respectively, over the comparable 1997 time periods. These increases in total net sales are the result of increases in net sales for the transmission and broadband connectivity product groups plus revenue contributions from acquired companies. Revenue contributions from companies acquired since

May 1, 1997 totaled $9.0 million for the quarter ended April 30, 1998 and $15.6 million for the six months ended April 30, 1998.

     During the quarter and six months ended April 30, 1998, net sales of transmission products increased 28.8% and 28.9%, respectively, over the comparable 1997 time periods. In addition to revenue contributions from companies acquired since May 1, 1997, the increases predominantly reflect increased sales of transmission systems sold to public telecommunications network providers - cable TV, telephone and wireless systems, as well as systems integration.

     Net sales of broadband connectivity products increased 21.2% and 14.0% during the quarter and six months ended April 30, 1998, respectively, over the comparable 1997 time periods. The increase in sales for the quarter reflects the resumption of telephone company spending that was deferred in the first quarter of 1998 as a result of the consolidation of various telephone customers during 1997. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may continue to decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     During the quarter and six months ended April 30, 1998, net sales of enterprise networking products decreased 10.3% and 14.7%, respectively, over the quarter and six months ended April 30, 1997. The area is focused on upgrading the functionality of its current products and building on the competitive position of its industry-leading installed base of channel service units/data service units and ATM access concentrators.

     GROSS PROFIT: During the three-month periods ended April 30, 1998 and 1997, the gross profit percentages were 46.9% and 46.3%, respectively. During the six-month periods ended April 30, 1998 and 1997, the gross profit percentages were 46.8% and 46.1%, respectively. The increase in gross profit percentage during the three-month and six-month periods ended April 30, 1998 were primarily the result of improved product mix and continued cost reductions. The Company anticipates that its future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Total operating expenses for the quarters ended April 30, 1998 and 1997 were $104.5 million and $85.6 million, representing 31.2% and 30.6% of net sales, respectively. The increase in operating expenses as a percentage of net sales during the three months ended April 30, 1998 reflects increased investments in development, sales and service to support new product deployment and growth in international markets.

     Total operating expenses for the six months ended April 30, 1998 and 1997 were $200.0 million and $188.4 million, representing 32.2% and 35.1% of net sales, respectively. The decrease in operating expenses as a percentage of net sales during the six months ended April 30, 1998 reflects the $22.7 million of non-recurring charges recorded during the quarter ended January 31, 1997. Such charges primarily represent the write-off of purchased research and development resulting from the acquisition of the wireless infrastructure group from Pacific Communication Sciences, Inc., as well as expenses related to a consolidation and streamlining of the Company's West Coast operations. Operating expenses before non-recurring charges for the six months ended April 30, 1997 were $165.7 million, representing 30.9% of net sales.

     The dollar increases in operating expenses before non-recurring charges during the three-month and six-month periods ended April 30, 1998 were due primarily to expanded operations associated with higher revenue levels.

     Research and development expenses were $37.1 million for the quarter ended April 30, 1998, an increase of 22.0% over $30.4 million for the quarter ended April 30, 1997. For the six months ended April 30, 1998, research and development expenses were $68.0 million, an increase of 16.3% over $58.5 million for the six months ended April 30, 1997. These increases reflect substantial product development and introduction efforts in each of the Company's three functional product groups.

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

     Selling and administration expenses were $64.4 million for the quarter ended April 30, 1998, an increase of 21.9% over $52.8 million for the quarter ended April 30, 1997. For the six months ended April 30, 1998, selling and administration expenses were $126.5 million, an increase of 23.7% over $102.3 million for the six months ended April 30, 1997. These increases reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Several of the Company's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. The amortization of these "goodwill" amounts over five to 15 years on a straight line basis resulted in goodwill amortization expense for the quarter ended April 30, 1998 of $3.0 million, an increase of 26.2% over the $2.4 million recorded during the quarter ended April 30, 1997. For the six months ended April 30, 1998, goodwill amortization of $5.5 million represented an increase of 13.0% over the $4.9 million recorded in the six months ended April 30, 1997. These increases reflect acquisitions subsequent to April 30, 1997.

     OTHER INCOME (EXPENSE), NET: For the three-month and six-month periods ended April 30, 1998, net interest income was $1.1 million and $2.6 million, respectively, representing net interest income on cash balances. Net interest income for the three-month and six-month periods ended April 30, 1997 was $1.8 million and $3.6 million, respectively, reflecting net interest income on higher 1997 cash balances. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     INCOME TAXES: The Company's effective income tax rate was 35.0% for the three-month and six-month periods ended April 30, 1998 and 36.0% for the three-month and six-month periods ended April 30, 1997. In addition to the non-deductible goodwill amortization included in operating expenses each period, these rates reflect the beneficial impact of tax credits.

     NET INCOME: Net income was $34.3 million (or $.26 per basic share) for the quarter ended April 30, 1998, an increase of 19.0% over $28.9 million (or $.22 per share) for the quarter ended April 30, 1997. Net income was $59.7 million (or $.45 per basic share) for the six months ended April 31, 1998, an increase of 52.2% over $39.3 million (or $.30 per basic share) for the six months ended April 30, 1997. Before taking into account the non-recurring charges of $22.7 million, net income was $53.8 million (or $.41 per share) for the six months ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $8.0 million and $48.8 million during the six months ended April 30, 1998 and 1997, respectively. The major elements of the 1998 decrease were net income before depreciation and amortization of $86.2 million offset by the $43.4 million net increase in working capital elements (reflecting growth in business), property and equipment additions of $46.7 million and acquisition payments of $16.0 million. The major elements of the 1997 decrease were net income before non-recurring charges, depreciation and amortization of $85.2 million, offset by the $44.5 million increase in working capital elements (reflecting growth in business), acquisition payments of $33.7 million and property and equipment additions of $47.9 million.

     At April 30, 1998 and October 31, 1997, the Company had approximately $3.4 million and $3.8 million of debt outstanding, respectively. All such debt represents debt of companies acquired during 1996 and 1997.

     Management believes that current cash balances and cash generated from operating activities will be adequate to fund working capital requirements and planned capital expenditures for 1998 (approximately $23.4 million was committed for capital expenditures as of April 30, 1998). However, the Company may seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise. As of the date of this Report on Form 10-Q, the Company is negotiating with a financial institution to obtain a revolving credit facility of up to $100 million. The terms and conditions of such proposed credit facility have not been finalized and there can be no assurance that the proposed credit agreement will be consummated.

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

                             PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding currently pending against or involving the Company for which the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES

     (c) In April, 1998, the Company (i) purchased "call" options that entitle the Company to purchase 2,000,000 shares of its Common Stock, par value $0.20 per share, at an exercise price of $31.30 per share, and (ii) sold "put" options that entitle the holder to sell 2,000,0000 shares of the Company's Common Stock at a price of $29.43 per share, in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The put options were sold to and the call options were purchased from an independent investment bank as part of a stock repurchase program that was approved by the Company's Board of Directors during April, 1998. The purchase price payable for the call options ($5.88 million) equaled the purchase price payable for the put options, and therefore, no cash was exchanged at the time the option agreements were executed. The options will be settled with shares having a value equal to the difference between the option exercise price and the market value of the shares at the time of exercise. The put options were issued by the Company in a transaction exempt pursuant to Section 4(2) of the Securities Act. No underwriter or placement agent was involved in the issuance of the options.

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


Dated:  June 11, 1998         ADC TELECOMMUNICATIONS, INC.


                              By:  /s/ Robert E. Switz
                                 -----------------------------------------------
                                  Robert E. Switz
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer,
                                  Duly Authorized Officer)

                            ADC TELECOMMUNICATIONS, INC.
                             EXHIBIT INDEX TO FORM 10-Q
                        FOR THE QUARTER ENDED APRIL 30, 1998

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

       27-a         Financial Data Schedule ....................................