Form 10-Q
period 1998-07-31
ADC TELECOMMUNICATIONS INC
filed 1998-09-14
CIK 61478

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                  ----------------

                                     FORM 10-Q

(Mark One)
     /x/       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended July 31, 1998

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

   Common stock, $.20 par value:  134,832,622 shares as of September 11, 1998

                            PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                    (IN THOUSANDS)


                                        ASSETS

                                                        JULY 31,    OCTOBER 31,
                                                          1998         1997
                                                     ------------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $     87,050   $  109,794
  Accounts receivable                                     313,354      246,241
  Inventories                                             178,189      168,379
  Prepaid income taxes and other assets                    26,331       25,053
                                                     ------------   ----------
       Total current assets                               604,924      549,467

PROPERTY AND EQUIPMENT, net                               246,443      215,677

OTHER ASSETS, principally goodwill                        180,907      171,159
                                                     ------------   ----------

                                                     $  1,032,274   $  936,303
                                                     ------------   ----------
                                                     ------------   ----------


                       LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current maturities of long-term debt               $        256   $      650
  Accounts payable                                         59,283       62,879
  Accrued liabilities                                     105,725      118,870
                                                     ------------   ----------
       Total current liabilities                          165,264      182,399


LONG-TERM DEBT, less current maturities                     2,894        3,109
                                                     ------------   ----------
       Total liabilities                                  168,158      185,508

STOCKHOLDERS' INVESTMENT
   (134,769 and 133,508 shares outstanding)               864,116      750,795
                                                     ------------   ----------

                                                     $  1,032,274   $  936,303
                                                     ------------   ----------
                                                     ------------   ----------


             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   FOR THE QUARTERS ENDED       FOR THE NINE MONTHS ENDED
                                                          JULY 31,                       JULY 31,
                                                  -------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
NET SALES                                          $ 362,496      $ 293,312     $  983,527      $ 829,288

COST OF PRODUCT SOLD                                 193,641        156,266        524,155        445,250
                                                   ---------      ---------     ----------      ---------

GROSS PROFIT                                         168,855        137,046        459,372        384,038
                                                   ---------      ---------     ----------      ---------

     Gross profit percentage                           46.6%          46.7%          46.7%          46.3%
                                                   ---------      ---------     ----------      ---------

EXPENSES:
  Development and product engineering                 35,775         29,339        103,811         87,864
  Selling and administration                          68,476         54,619        194,978        156,903
  Goodwill amortization                                2,954          2,543          8,460          7,416
  Non-recurring charges                                   --             --             --         22,700
                                                   ---------      ---------     ----------      ---------

     Total expenses                                  107,205         86,501        307,249        274,883
                                                   ---------      ---------     ----------      ---------

OPERATING INCOME                                      61,650         50,545        152,123        109,155

OTHER INCOME (EXPENSE), NET:
     Interest                                          1,109          1,571          3,668          5,152
     Other                                              (285)          (934)        (1,398)        (1,786)
                                                   ---------      ---------     ----------      ---------

INCOME BEFORE INCOME TAXES                            62,474         51,182        154,393        112,521

PROVISION FOR INCOME TAXES                            21,867         18,425         54,039         40,508
                                                   ---------      ---------     ----------      ---------

NET INCOME                                         $  40,607      $  32,757     $  100,354      $  72,013
                                                   ---------      ---------     ----------      ---------
                                                   ---------      ---------     ----------      ---------
AVERAGE COMMON SHARES OUTSTANDING
     (BASIC)                                         134,525        131,820        134,173        131,090
                                                   ---------      ---------     ----------      ---------
                                                   ---------      ---------     ----------      ---------

EARNINGS PER SHARE (BASIC)                         $    0.30      $    0.25     $     0.75      $    0.55
                                                   ---------      ---------     ----------      ---------
                                                   ---------      ---------     ----------      ---------

AVERAGE COMMON SHARES OUTSTANDING
     (DILUTED)                                       136,826        134,862        136,456        134,001
                                                   ---------      ---------     ----------      ---------
                                                   ---------      ---------     ----------      ---------

EARNINGS PER SHARE (DILUTED)                       $    0.30      $    0.24     $     0.74      $    0.54
                                                   ---------      ---------     ----------      ---------
                                                   ---------      ---------     ----------      ---------


            See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                    (IN THOUSANDS)


                                                     FOR THE NINE MONTHS ENDED
                                                               JULY 31,
                                                     --------------------------
                                                          1998         1997
                                                     ------------   -----------
OPERATING ACTIVITIES:
  Net income                                           $  100,355    $  72,013
  Adjustments to reconcile net income to net cash
    from operating activities -
     Non-recurring charges                                     --       22,700
     Depreciation and amortization                         48,078       36,184
     Reduction in deferred compensation                       495          742
     Decrease in deferred income taxes                       (872)      (1,937)
     Other                                                  1,437          584
     Changes in assets and liabilities
       Accounts receivable                                (67,111)     (33,002)
       Inventories                                        (10,003)     (22,054)
       Prepaid income taxes and other assets               (3,555)     (10,052)
       Accounts payable                                    (3,265)         111
       Accrued liabilities                                (12,019)       1,045
                                                        ---------   ----------
          Total cash from operating activities             53,540       66,334
                                                        ---------   ----------

INVESTMENT ACTIVITIES:
  Acquisitions                                            (17,210)     (33,713)
  Property and equipment additions, net                   (72,102)     (88,596)
  Long-term investments                                      (820)      (2,646)
                                                        ---------   ----------
          Total cash used for investment activities       (90,132)    (124,955)
                                                        ---------   ----------

FINANCING ACTIVITIES:
  Decrease in long-term debt                                 (440)      (4,390)
  Common stock issued                                      15,224        6,608
                                                        ---------   ----------
          Total cash from financing activities             14,784        2,218
                                                        ---------   ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (936)      (3,878)
                                                        ---------   ----------

DECREASE IN CASH AND CASH EQUIVALENTS                     (22,744)     (60,281)

CASH AND CASH EQUIVALENTS, beginning of period            109,794      183,221
                                                        ---------   ----------

CASH AND CASH EQUIVALENTS, end of period                $  87,050   $  122,940
                                                        ---------   ----------
                                                        ---------   ----------


            See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      3RD            2ND            1ST            4TH
                                                    QUARTER        QUARTER        QUARTER        QUARTER
                                                      1998           1998           1998           1997
                                                  ----------     ----------     ----------     ----------
NET SALES                                         $  362,496     $  334,635     $  286,396     $  335,162

COST OF PRODUCT SOLD                                 193,641        177,668        152,846        176,561
                                                  ----------     ----------     ----------     ----------

GROSS PROFIT                                         168,855        156,967        133,550        158,601
                                                  ----------     ----------     ----------     ----------

       Gross profit percentage                         46.6%          46.9%          46.6%          47.3%
                                                  ----------     ----------     ----------     ----------

EXPENSES:
  Research and development                            35,775         37,097         30,938         34,774
  Selling and administration                          68,476         64,409         62,094         64,721
  Goodwill amortization                                2,954          2,968          2,538          2,597
                                                  ----------     ----------     ----------     ----------
       Total expenses                                107,205        104,474         95,570        102,092
                                                  ----------     ----------     ----------     ----------

OPERATING INCOME                                      61,650         52,493         37,980         56,509

OTHER INCOME(EXPENSE), NET:
     Interest                                          1,109          1,115          1,444          1,824
     Other                                              (285)          (780)          (333)          (797)
                                                  ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                            62,474         52,828         39,091         57,536

PROVISION FOR INCOME TAXES                            21,867         18,489         13,682         20,712
                                                  ----------     ----------     ----------     ----------

NET INCOME                                        $   40,607     $   34,339     $   25,409     $   36,824
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES OUTSTANDING (BASIC)            134,525        134,275        133,719        133,405
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

EARNINGS PER SHARE (BASIC)                        $     0.30     $     0.26     $     0.19     $     0.28
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)                                136,826        136,283        136,914        136,358
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

EARNINGS PER SHARE (DILUTED)                      $     0.30     $     0.25     $     0.19     $     0.27
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------



            See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 ACCOUNTING POLICIES: The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the nine months ended July 31, 1998, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market.
          Inventories at July 31, 1998, and October 31, 1997, consisted of (in thousands):


                                         July 31,      October 31,
                                           1998           1997
                                        ---------      -----------
          Purchased materials and
              manufactured products     $ 162,471      $ 154,403
          Work-in-process                  15,718         13,976
                                        ---------      ---------
                                        $ 178,189      $ 168,379
                                        ---------      ---------
                                        ---------      ---------


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

Note 5 EARNINGS PER SHARE: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine month periods ended July 31, 1998 and 1997.


                                         Quarters Ended      Nine Months Ended
                                             July 31,            July 31,
                                         --------------------------------------
(IN THOUSANDS EXCEPT EARNINGS PER SHARE)
                                          1998      1997      1998      1997
                                         -------   -------   --------   -------
Net income                              $40,607   $32,757   $100,354   $72,013
Earnings per common share (basic)       $  0.30   $  0.25   $   0.75   $  0.55
Earnings per common share (diluted)     $  0.30   $  0.24   $   0.74   $  0.54
Weighted average common shares
     outstanding (basic)                134,525   131,820    134,173   131,090
Effect of dilutive securities - stock
      options                             2,301     3,042      2,283     2,911
Weighted average common shares
      outstanding (diluted)             136,826   134,862    136,456   134,001


Note 6 LINE OF CREDIT: In May 1998, the Company obtained a revolving, unsecured credit facility which permits borrowings up to $100,000,000 through June 16, 2003, at prevailing market rates of interest. As of July 31, 1998, there were no borrowings under this credit facility.

Note 7 STOCK REPURCHASE PROGRAM: In April 1998, the Company announced a stock repurchase program under which the Company may purchase up to 6.7 million shares of common stock in open market transactions as market and business conditions warrant. The Company may also utilize forward repurchase agreements, "equity collar" arrangements using call and put options, or other arrangements as part of this stock repurchase program.

          In connection with the stock repurchase program, the Company sold put options to an independent third party that entitle the holder of the options to sell 2 million shares of common stock to the Company at $29.57 per share. Additionally, the Company purchased call options from the same party that entitle the Company to buy 2 million shares of its common stock at $31.37 per share. These put and call options were recently extended so that they expire on December 3, 1998. The premiums received with respect to the put options equaled the premiums paid with respect to the call options. The options will be settled with shares of common stock having a value equal to the difference between the exercise price and market value at the time of exercise. There was no dilutive effect on net income per share for the periods through July 31, 1998. Subsequent to July 31, 1998, the Company's common stock has traded at times at values less than the $29.57 put value, and settlement below that value would result in dilution of net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          ADC Telecommunications, Inc. (the "Company" or "ADC") offers a broad range of products and services that enable its customers to construct and upgrade their telecommunications networks to support increasing user demand for voice, data and video services. Telephone companies, cable television operators, wireless service providers and other public network service providers are building the infrastructure required to offer high-speed Internet access and data, video and telephony and other interactive services to residential and business customers. Broader network bandwidths are required for these services, and the Company's development efforts and product offerings are focused on "unlocking the capacity of the local loop" by eliminating bottlenecks and increasing the speed and efficiency of the network. The local loop is the portion of the public network from the local central office through the equipment that connects to the subscriber's equipment on the customer premise and across the enterprise or residential network. The Company offers hardware, software, services and integrated solutions within the following five product groups: Broadband Connectivity, Business Broadband, Residential Broadband, Systems Integration and Wireless Systems.

     BROADBAND CONNECTIVITY products are designed for use in twisted-pair, coax, fiber optic or wireless transmission networks and are sold to both public and private global service providers. ADC's broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to telecommunications system circuits for the purpose of installing, testing, monitoring, managing, reconfiguring, splitting and multiplexing such circuits within global public and private networks, the local loop portion of such networks. The Company's broadband connectivity products are sold to the Regional Bell Operating Companies, other telephone companies, long distance carriers, other public network providers (including cable TV companies and wireless services providers), international network operators, private network providers and telecommunications OEMs. Broadband connectivity products include network access/connection devices for twisted-pair and coax networks, network access/connection devices for fiber optic networks, modular fiber optic cable routing systems, outside plant cabinets and other enclosures, and wireless infrastructure equipment.

     BUSINESS BROADBAND products enable carriers to deliver services to their business customers. Products include Loop Transport Platforms (including Soneplex-Registered Trademark- and Cellworx-Trademark- products) as well as a broad family of Access Devices (including the Kentrox family of DSU/CSUs and ATM Access Concentrator products, EZT1/EZT3-Trademark- multiplexers and Opera and ICX Integrated Access Devices). Soneplex is a carrier-class, intelligent loop access platform enabling Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers to deliver T1/E1 based services over copper or fiber facilities. Soneplex integrates functions and capabilities that reduce a carrier's capital and operating costs of delivering T1/E1-based services. Cellworx represents a next generation OC-12/48 Sonet transport product which integrates ATM and Sonet technologies. Where Soneplex is centered on T1/E1-based service delivery, Cellworx is a broadbased service delivery infrastructure product aimed at reducing a carrier's capital and operating costs of delivering the full range of high speed to low speed services over copper (HDSL, ADSL, etc) or fiber facilities. Business Broadband Access products include Customer Located Devices (which are part of the carrier's network) as well as Customer Premise Devices (which are owned by the carrier's business customer). These stand-alone products can work in conjunction with Soneplex or Cellworx or with other vendors' transport systems. They include T1/E1 multiplexers (offering a variety of voice, data and video interfaces), T3/E3 multiplexers and ATM Access Concentrators.

     RESIDENTIAL BROADBAND products offer digital transport systems that enable cable TV operators to economically transport high-speed digital signals for two-way voice, video and Internet/data services to residences and businesses, primarily through the Company's Homeworx-Trademark- access transport platform and DV6000-Trademark- system. The Company's Homeworx access transport platform utilizes Hybrid Fiber Coax (HFC) technology. The Homeworx system has been designed for deployment on video-only, telephony-only and integrated video, telephony and data broadband networks provided by telephone operating companies, cable TV companies and other telecommunications common carriers. The Company's DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format (at speeds up to 10 billion bits per second, with capacity of up to 64 channels) over fiber in the super trunking portions of broadcast and interactive video networks. The DV6000 system and related MPEG-based products are also used to provide a wide range of video transport and interactive distance learning services for government, campus and other broadcast markets. The Company also designs an industry leading line of 870 MHz analog fiber optics transmitter and node products for the cable TV industry. These products are being widely deployed in the US and around the world by cable operators who are upgrading their plant to carry the full suite of two way service over Hybrid Fiber Coax plant, including digital interactive video, data and voice.

     SYSTEMS INTEGRATION products consist of overall project management, technical consulting and design, implementation, reliability, performance and training services, and software systems. System integration services support multi-division and multi-vendor solutions. The Company provides its systems integration services and software primarily to telephone operating companies, cable TV companies, other common carriers and users of private telecommunications networks.

     WIRELESS SYSTEMS products include the CityWide-Trademark- wireless family of hardware products and software provided through ADC's subsidiaries, NewNet, Inc. ("NewNet") and Metrica Systems Ltd. ("Metrica"). The Company's family of CityWide wireless systems products includes the CityCell-Registered Trademark-and CityLink-Trademark- wideband digital microcells and repeaters for adding and extending cellular communication coverage, both outdoors and in buildings. Other system offerings include GSM Mobile and CDPD data networks. NewNet is a developer of intelligent network telecommunications software, including Signaling Systems 7 (SS7) technology, wireless intelligent network products (such as short messaging servers) and products compliant with the Communications Assistance to Law Enforcement Act (CALEA). Metrica designs and sells telecommunications network performance management software.

     Historically, the Company's principal product offerings generally consisted of copper-based and fiber-optic-based products designed to address the needs of its customers for transmission, and connectivity on traditional telephony networks. With the growth of multimedia applications and the related development of enhanced voice, data and video services, the Company's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and hardware, software and service offerings for broadband telecommunications applications. The market for broadband telecommunications hardware, software and services is evolving and rapidly changing. The Company's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups addressing this market and also dependent on the growth of the market. The growth in the market for such broadband telecommunications products is dependent on a number of factors, including the amount of capital expenditures by public network service providers, regulatory and legal developments, changes to capital expenditure rates by other network providers (which could result from the ongoing consolidation of customers in these market as well as the addition of new customer entrants to the market) and end-user demands for integrated voice, data, video and other network services. There can be no assurance that the Company's new or enhanced products and services will meet with market acceptance or be profitable.

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

     Instability in foreign markets, particularly in Asia, could continue to adversely affect the Company's results of operations. During the quarter and nine-month period ended July 31, 1998, revenues of approximately $73.7 million and $202.7 million (20.3% and 20.6% of the Company's total revenues), respectively, were derived from international sales. In addition to the impact of international economic instability on foreign sales, domestic sales to U.S. customers having significant foreign operations could be adversely affected by these economic conditions.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters and nine months ended July 31, 1998 and 1997 and the percentage changes in these income and expense items between periods are contained in the following table:



                                                                                Percentage
                                        Percentage of Net Sales            Increase (Decrease)
                                   ------------------------------------      Between Periods
                                   Quarters Ended    Nine Months Ended    ----------------------
                                      July 31,            July 31,        Quarters   Nine Months
                                   ----------------  ------------------     Ended      Ended
                                    1998      1997     1998       1997     July 31,   July 31,
                                   ------    ------  --------   -------   ---------  -----------
NET SALES                          100.0%    100.0%    100.0%    100.0%     23.6%       18.6%
COST OF PRODUCT SOLD               (53.4)    (53.3)    (53.3)    (53.7)     23.9        17.7
                                   -----     -----     -----     -----     -----       -----
GROSS PROFIT                        46.6      46.7      46.7      46.3      23.2        19.6
EXPENSES:
  Research and Development          (9.9)    (10.0)    (10.5)    (10.6)     21.9        18.1
  Selling and administration       (18.9)    (18.6)    (19.8)    (18.9)     25.4        24.3
  Goodwill amortization             (0.8)     (0.9)     (0.9)     (0.9)     16.2        14.1
  Non-recurring charges                -         -         -      (2.7)        -      (100.0)
                                   -----     -----     -----     -----     -----       -----
OPERATING INCOME                    17.0      17.2      15.5      13.2      22.0        39.4
OTHER INCOME (EXPENSE), NET:
  Interest                           0.3       0.5       0.4       0.6     (29.4)      (28.8)
  Other                             (0.1)     (0.3)     (0.2)     (0.2)     69.5        21.7
                                   -----     -----     -----     -----     -----       -----
INCOME BEFORE INCOME TAXES          17.2      17.4      15.7      13.6      22.1        37.2
PROVISION FOR INCOME TAXES          (6.0)     (6.2)     (5.5)     (4.9)     18.7        33.4
                                   -----     -----     -----     -----     -----       -----
NET INCOME                          11.2%     11.2%     10.2%      8.7%     24.0        39.4
                                   -----     -----     -----     -----     -----       -----
                                   -----     -----     -----     -----     -----       -----



     NET SALES: The following table sets forth the Company's net sales for the quarters and nine-month periods ended July 31, 1998 and 1997 for each of the Company's functional product groups described above (dollars in millions):



                                          Quarters Ended July 31,                Nine Months Ended July 31,
                               ----------------------------------------  ---------------------------------------
                                        1998                  1997                1998                1997
                               -------------------   ------------------  -------------------  ------------------
  Product Group                Net Sales      %      Net Sales     %     Net Sales      %     Net Sales     %
-------------------------      ---------    ------   ---------   ------  ---------    ------  ---------  -------
BROADBAND
   CONNECTIVITY                 $  168.0    46.4%    $  130.0     44.4%  $  435.4     44.3%  $  366.9     44.2%
BUSINESS
    BROADBAND                       90.2    24.9         78.8     26.9      258.7     26.3      229.7     27.7
RESIDENTIAL
    BROADBAND                       47.4    13.1         44.1     15.0      140.3     14.3      131.3     15.8
SYSTEMS
    INTEGRATION                     35.0     9.6         22.7      7.7       88.7      9.0       54.5      6.6
WIRELESS
   SYSTEMS                          21.9     6.0         17.7      6.0       60.4      6.1       46.9      5.7
                                --------   -----     --------    -----   --------    -----   --------    -----
  TOTAL                         $  362.5   100.0%    $  293.3    100.0%  $  983.5    100.0%  $  829.3    100.0%
                                --------   -----     --------    -----   --------    -----   --------    -----
                                --------   -----     --------    -----   --------    -----   --------    -----



     Net sales for the three-month and nine-month periods ended July 31, 1998 were $362.5 million and $983.5 million, reflecting 23.6% and 18.6% increases, respectively, over the comparable 1997 time periods. These increases in total net sales reflected growth in net sales in all product groups. Revenue contributions from companies acquired since August 1, 1997 totaled $9.3 million for the quarter ended July 31, 1998 and $24.9 million for the nine months ended July 31, 1998.

     During the quarter and nine months ended July 31, 1998, net sales of Broadband Connectivity products increased 29.2% and 18.7%, respectively, over the comparable 1997 periods. The increases primarily reflect strong growth in shipments for both copper and fiber connectivity systems, which are deployed in telephone, cable television, Internet, broadcast, wireless and private communications networks. The Company believes that future sales of broadband connectivity products will continue to account for a substantial portion of the Company's revenues, although net sales of these products may decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     Net sales from the Business Broadband product group increased 14.4% and 12.6% during the quarter and nine months ended July 31, 1998, respectively, over the comparable 1997 periods. The growth was driven primarily by an increase in sales of transport systems and service access systems to incumbent and competitive local exchange telephone companies offset by slower growth in sales of channel service units/data service units and ATM access concentrators. The Company has been focused on upgrading the functionality of these products and has recently announced the release of three new network access solutions - SecureVision-TM-, FrameVision-TM- and a Policy-based Access architecture solution.

     Net sales from the Residential Broadband product group increased 7.6% and 6.8% during the quarter and nine months ended July 31, 1998, respectively, over the comparable 1997 time periods. Sales increased primarily as a result of the continued rollout of ADC's Homeworx-TM- cable telephone systems and strong sales growth of the DV6000 digital video transport systems. These sales increases were partially offset by lower sales of other optical transport systems which were at all-time high sales levels in the third quarter of 1997.

     Systems Integration revenues increased 53.9% in the third quarter to $35.0 million from $22.7 million in the comparable 1997 quarter. Revenues of $88.7 million for the year-to-date period reflect 65.8% growth over the same period in 1997. The sales increase was driven by an expanding customer base, internal growth and the acquisition of W.E. Tech, Inc. in January 1998. The emergence of approximately 2,000 new U.S. carriers in the last three years and the increasing consolidation of large telecommunication companies is creating strong demand for ADC's System Integration services. As a result of more complex networks, a growing number of service providers are contracting with ADC for operations support systems, business support systems, network management services and software integration, as well as the traditional services of network engineering and equipment installation.

     Net sales from the Wireless Systems product group increased 23.9% and 28.8% during the quarter and nine months ended July 31, 1998, respectively, over the comparable 1997 time periods. Sales grew as a result of the October 1997 acquisition of NewNet and increased shipments of Metrica software products.

     GROSS PROFIT: During the three-month periods ended July 31, 1998 and 1997, gross profit percentages were 46.6% and 46.7%, respectively. During the nine-month periods ended July 31, 1998 and 1997, gross profit percentages were 46.7% and 46.3%, respectively. The increase in gross profit percentage during the nine-month period ended was primarily the result of improved product mix and continued cost reductions. The Company anticipates that its future gross profit percentage will continue to be affected by product mix, timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Total operating expenses for the quarters ended July 31, 1998 and 1997 were $107.2 million and $86.5 million, representing 29.6% and 29.5% of net sales, respectively. Total operating expenses for the nine months ended July 31, 1998 and 1997 were $307.2 million and $274.9 million, representing 31.2% and 33.1% of net sales, respectively. The decrease in operating expenses as a percentage of net sales during the nine months ended July 31, 1998 reflects the $22.7 million of non-recurring charges recorded during the quarter ended January 31, 1997. Such charges primarily represent the write-off of purchased research and development resulting from the acquisition of the wireless infrastructure group from Pacific Communication Sciences, Inc., as well as expenses related to a consolidation and streamlining of the Company's West Coast operations. Operating expenses before non-recurring charges for the nine months ended April 30, 1997 were $252.2 million, representing 30.4% of net sales.

     The dollar increases in operating expenses before non-recurring charges during the three-month and nine-month periods ended July 31, 1998 were due primarily to expanded operations associated with higher revenue levels.

     Research and development expenses were $35.8 million for the quarter ended July 31, 1998, an increase of 21.9% over $29.3 million for the quarter ended July 31, 1997. For the nine months ended July 31, 1998, research and development expenses were $103.8 million, an increase of 18.1% over $87.9 million for the nine months ended July 31, 1997. These increases reflect substantial product development and introduction efforts in each of the Company's five functional product groups.

     The Company believes that, given the rapidly changing technological and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for the Company to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to product development for each of its five functional product groups. However, the Company recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $68.5 million for the quarter ended July 31, 1998, an increase of 25.4% over $54.6 million for the quarter ended July 31, 1997. For the nine months ended July 31, 1998, selling and administration expenses were $195.0 million, an increase of 24.3% over $156.9 million for the nine months ended July 31, 1997. These increases reflect selling activities associated with new product introductions and additional personnel costs related to expanded operations.

     Several of the Company's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. The amortization of these "goodwill" amounts over five to 25 years on a straight line basis resulted in goodwill amortization expense for the quarter ended July 31, 1998 of $3.0 million, an increase of 16.2% over the $2.5 million recorded during the quarter ended July 31, 1997. For the nine months ended July 31, 1998, goodwill amortization of $8.5 million represented an increase of 14.1% over the $7.4 million recorded in the nine months ended July 31, 1997. These increases reflect acquisitions subsequent to July 31, 1997.

     OTHER INCOME (EXPENSE), NET: For the three-month and nine-month periods ended July 31, 1998, net interest income was $1.1 million and $3.7 million, respectively. Net interest income for the three-month and nine-month periods ended July 31, 1997 was $1.6 million and $5.2 million, respectively, reflecting net interest income on higher 1997 cash balances. See "Liquidity and Capital Resources" below for a discussion of cash levels.

     INCOME TAXES: The Company's effective income tax rate was 35.0% for the three-month and nine-month periods ended July 31, 1998 and 36.0% for the three-month and nine-month periods ended July 31, 1997. In addition to the non-deductible goodwill amortization included in operating expenses each period, these rates reflect the beneficial impact of tax credits.

     NET INCOME: Net income was $40.6 million (or $0.30 per diluted share) for the quarter ended July 31, 1998, an increase of 24.0% over $32.8 million (or $0.24 per diluted share) for the quarter ended July 31, 1997. Net income was $100.4 million (or $0.74 per diluted share) for the nine months ended July 31, 1998, an increase of 39.4% over $72.0 million (or $0.54 per diluted share) for the nine months ended July 31, 1997. Before taking into account the non-recurring charges of $22.7 million, net income was $86.5 million (or $0.65 per diluted share) for the nine months ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $22.7 million and $60.3 million during three and nine month periods ended July 31, 1998 and 1997, respectively. The decrease reflected a $96.0 million net increase in working capital components (reflecting growth in the Company), property and equipment additions of $72.1 million and acquisition payments of $17.2 million offset by net income before depreciation and amortization of $48.1 million. The major elements of the 1997 decrease were a $64.0 million increase in working capital components (reflecting growth in the Company), acquisition payments of $33.7 million and property and equipment additions of $88.6 million, offset by net income before non-recurring charges, depreciation and amortization of $36.2 million.

     At July 31, 1998 and October 31, 1997, the Company had approximately $3.2 million and $3.8 million of debt outstanding, respectively. All such debt represents debt of companies acquired during 1996 and 1997. In May 1998, the Company obtained a revolving, unsecured credit facility which permits borrowings up to $100,000,000 through June 16, 2003, at prevailing market rates of interest. As of July 31, 1998, there were no borrowings under this credit facility.

     Management believes that current cash on hand, cash generated from operating activities, and available credit facilities will be adequate to fund working capital requirements and planned capital expenditures for 1998 (approximately $21.5 million was committed for capital expenditures as of July 31, 1998). However, the Company may seek additional sources of financing for its capital needs, additional working capital, potential investments or acquisitions or otherwise.

YEAR 2000 MATTERS

     Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the Company and the U.S. and world economy generally.

     The Company's product development processes currently contain steps to include Year 2000 compliance verification for all current and future products. Most of the Company's products are currently Year 2000 compliant, and the Company believes that compliance for all of its products will be achieved prior to January 1, 2000.

     The Company has formed a project team (consisting of representatives from its information technology, finance, manufacturing, product development, sales, marketing and legal departments) to address other internal and external Year 2000 issues. The Company's internal financial, manufacturing and other computer systems are being reviewed to assess and remediate Year 2000 problems. The Company's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). The Company's Year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The Company is currently in the second phase of this program for its corporate IT systems and in the first phase for all other systems.

     The amount of remediation work required to address Year 2000 problems is not expected to be extensive. The Company has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address Year 2000 issues. However, the Company will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the year 2000 and thereafter. The Company retained a consulting firm to assess ADC's corporate level IT system readiness for Year 2000. The firm concluded that 82% of the Company's corporate level IT hardware is compliant and 75% of the corporate level IT software is compliant. The
Company is assessing the other hardware and software used by the Company and its business units for Year 2000 readiness. The Company estimates that it will complete its Year 2000 compliance program for all of its significant internal systems no later than October 1, 1999.

     In addition, the Company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the Company from such suppliers will function properly in the year 2000. Also, contacts are being made with the Company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     At this time, the Company has not calculated the total estimated cost of addressing Year 2000 issues. Management believes, however, that such cost is not material to the Company.

     Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems in internal manufacturing processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company is developing a contingency plan to provide for continuity of processing in such event based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

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

                             PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          The Company's wholly owned subsidiary, ADC Telecommunications Australia Pty Limited (the "Australian Subsidiary"), and Optus Vision Pty Ltd. ("Optus Vision") are engaged in a commercial dispute arising out of a contractual relationship. Currently, the legal proceedings between the companies have been submitted to mediation in Sydney, Australia.

          In connection with this dispute, each party has filed a lawsuit against the other. In June 1998, the Company filed and served a lawsuit against Optus Vision in the Supreme Court of New South Wales, Sydney Registry, Common Law Division, alleging breach of contract. In May 1998, Optus Vision filed a lawsuit against the Australian Subsidiary in the Supreme Court of New South Wales, Sydney Registry, Common Law Division, alleging breach of contract and claims under local trade practices acts against the Australian Subsidiary. In a subsequent court filing dated August 18, 1998, Optus Vision stated that it is seeking significant compensatory damages against the Australian Subsidiary.

          Optus Vision has not served its lawsuit upon the Australian Subsidiary or the Company. However, the parties have agreed to engage in mediation regarding the claims that are the subject of the lawsuits.
          A mediation proceeding is currently scheduled for late September
          1998. If the mediation is unsuccessful, the Company intends to vigorously defend the lawsuit and pursue additional claims against Optus Vision for damages incurred by the Australian Subsidiary.

          The Company is involved in other legal actions in the ordinary course of its business which are not believed to be material to the Company.

ITEM 2.   CHANGES IN SECURITIES

     (c) In April 1998, the Company (i) purchased "call" options which, as amended, entitle the Company to purchase 2,000,000 shares of its common stock, par value $0.20 per share, at an exercise price of $31.37 per share, and (ii) sold "put" options which, as amended, entitle the holder to sell 2,000,000 shares of the Company's common stock at a price of $29.57 per share, in a transaction that was not registered under the Securities Act of 1933, as amended (the "Securities Act"). The put options were sold to and the call options were purchased from an independent investment bank as part of a stock repurchase program that was approved by the Company's Board of Directors during April 1998. Recently, the expiration date on the put and call options was extended to December 3, 1998. The purchase price payable for the call options equaled the purchase price payable for the put options, and therefore, no cash was exchanged at the time the option agreements were executed. The options will be settled with shares having a value equal to the difference between the option exercise price and the market value of the shares at the time of exercise. The put options were issued by the Company in a transaction exempt pursuant to Section 4(2) of the Securities Act. No underwriter or placement agent was involved in the issuance of the options.

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

          10-a   Credit Agreement dated June 16, 1998 among ADC
                 Telecommunications, Inc., Deutsche Bank AG, New York Branch, as Agent, and The Other Financial Institutions Party Thereto.

          27-a   Financial Data Schedule.

          27-b   Restated Financial Data Schedule.

     b.   Reports on Form 8-K

          None

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 14, 1998              ADC TELECOMMUNICATIONS, INC.



                                        By:    /s/  Robert E. Switz
                                           ------------------------------------
                                             Robert E. Switz
                                             Senior Vice President, Chief
                                             Financial Officer
                                             (Principal Financial Officer,
                                             Duly Authorized Officer)

                            ADC TELECOMMUNICATIONS, INC.
                             EXHIBIT INDEX TO FORM 10-Q
                        FOR THE QUARTER ENDED JULY 31, 1998


 Exhibit No.                  Description
-------------                 -----------
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

     10-a      Credit Agreement dated June 16, 1998 among ADC
               Telecommunications, Inc., Deutsche Bank AG, New York Branch, as
               Agent, and The Other Financial Institutions Party
               Thereto .................................................

     27-a      Financial Data Schedule .................................

     27-b      Restated Financial Data Schedule ........................
