Form 10-K
period 1998-10-31
ADC TELECOMMUNICATIONS INC
filed 1998-12-31
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         _____________________________

                                   FORM 10-K
(Mark One)

        /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998

                                       OR

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________________ to ______________________.

                            Commission File No. 0-1424


                        ADC Telecommunications, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Minnesota                                  41-0743912
----------------------------------------         ------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization                    Identification No.)

         12501 Whitewater Drive
         Minnetonka, Minnesota                               55343
----------------------------------------         ------------------------------
(Address of principal executive offices                   (Zip Code)

       Registrant's telephone number, including area code:  (612) 938-8080

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

     The aggregate market value of voting stock held by nonaffiliates of the registrant, as of December 23, 1998, was approximately $4,340,539,594 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

     The number of shares outstanding of the registrant's common stock, $0.20 par value, as of December 23, 1998, was 135,113,707.

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

     The information required by Part II of this Form 10-K is incorporated herein by reference to portions of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998. The information required by Part III of this Form 10-K is incorporated by reference to portions of the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before February 24, 1999.

                                     PART I

ITEM 1.   BUSINESS

     ADC Telecommunications, Inc. ("ADC" or the "Company") is a leading global provider of hardware and software systems and integrated solutions that enable customers to build and upgrade their communications networks to support increasing user demand for voice, video and Internet/data services. ADC's mission is to extend its leadership as a global supplier of systems and solutions that enable communications service providers to serve their customers with high-bandwidth connections. These systems and solutions are used by communications service providers to offer faster, cost-effective and integrated voice, video and Internet/data services in the local loop. The local loop is the last mile of the communications network that runs from the local service providers' offices through the network equipment that connects to the end-user's residence or business.

     Telephone companies, cable TV operators, wireless network providers and other communications service providers are building the infrastructure required to offer high-speed Internet access, data, video, telephony, and other interactive multimedia services to residential and business customers. The last mile of the communications network is expected to be the fastest growing area for future communications equipment spending by communications service providers.

     The Company's products include hardware and software systems and integrated solutions which the Company categorizes in the following four groups:

     -    Broadband Connectivity Group;

     -    Business Broadband Group;

     -    Residential Broadband Group; and

     -    Integrated Solutions Group.

     Broadband Connectivity products are designed for use in twisted-pair, coaxial, fiber optic or wireless transmission networks. These products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits. As a result of these connections, customers can install, test, monitor, manage, reconfigure, split and multiplex these circuits in the local loop portion of global public and private networks. Broadband Connectivity products are sold to both public and private global service providers.

     Business Broadband products enable telephone companies to deliver voice, video and Internet/data services to their business customers. These products include transport and access systems that are used to deliver these services over both copper and fiber networks.

     Residential Broadband products include digital transport systems that enable cable TV operators to transport high-speed digital signals for two-way voice, data, Internet and video services to homes. These services are delivered using fiber-optic and hybrid fiber/coaxial systems.

     The Integrated Solutions products include consulting, software and systems integration services to aid customers in integrating ADC and other complementary products in communications networks. ADC provides services and software primarily to telephone operating companies, cable TV operators, other communications common carriers and users of private communications networks. Software products include ADC Metrica performance management software, ADC NewNet intelligent network and messaging software and SoftXchange-TM- network management software.

     The Company's customers include: public network providers, Regional Bell Operating Companies (RBOCs), post telephone and telegraph companies
(PTTs), other telephone companies, long distance carriers, wireless service providers, cable TV operators, Internet service providers and other international and domestic public network providers; private and governmental network providers (such as various large business customers and governmental agencies); and communications original equipment manufacturers (OEMs).

     As used in this report, unless the context otherwise requires, the terms "Company" and "ADC" refer to ADC Telecommunications, Inc. and its wholly owned and majority owned subsidiaries; 1996, 1997 and 1998 refer to the Company's fiscal years ended October 31, 1996, 1997 and 1998, respectively; and 1999 refers to the Company's fiscal year ending October 31, 1999.

INDUSTRY BACKGROUND

     Since the Company entered the communications equipment industry in the 1970s, the industry has grown and changed substantially. The factors driving this growth and change consist primarily of the following: increased demand for new, higher speed, higher capacity services such as Internet access, digital video and advanced wireless services; continuous technological development; the convergence of all voice, Internet/data and video network traffic into integrated multimedia services over public and private networks; and a changing regulatory and competitive environment. The Company believes that these trends will continue to drive changes in the communications equipment industry for the foreseeable future.

     Increased demand for new, higher-speed, higher-capacity services such as Internet access, digital video and advanced wireless services has in turn resulted in substantial demands on network infrastructure over the past decade. Networks increasingly are required to transmit large volumes of data and video for the purpose of communicating information, conducting business and delivering entertainment. In addition, both public and private network customers are requesting the convergence of their voice, Internet/data and video traffic into integrated multimedia services transmitted over one network. Such demands have prompted the development and use of "broadband" networks, which feature the improved reliability and increased speed of transmission generally required for data and video transmission over the network. Specifically, the industry term "broadband" refers to all transmission speeds of T1 (1.544 million bits per second) and higher. Growth in broadband network applications has resulted in increased infrastructure investment by network operators in order to expand network capacity and provide new applications and services to meet users' needs.

     Several important technological developments have spurred the evolution of the communications equipment industry. One important technological change has been the deployment of fiber-optic transmission systems. In a fiber-optic system, lasers transmit voice, Internet/data and video traffic in the form of analog or digital coded light pulses through glass fibers. The increasing shift to fiber-optic transmission systems has been principally due to the ability of fiber optics to carry large volumes of information at high speeds, its insensitivity to electromagnetic interference and the high transmission quality made possible by the physical properties of light. As technologies such as Synchronous Optical NETwork (SONET), Dense Wavelength Division Multiplexing (DWDM) and 1550 nanometer laser transmission technologies have evolved over the last several years, the capacity of fiber-optic systems to transport information has increased significantly.

     The development of cost-effective digital technology has also allowed greater capacity (or speed) in network transmission and has resulted in an increasing trend over the past decade to replace analog technology in copper, fiber and wireless transmission networks. In analog technology, information is converted to a voltage or current wave form for processing or transmission. In digital technology, information is converted to digital bits and then processed or transmitted using computer-based components. High-speed digital technology developments such as SONET, cell-based Asynchronous Transfer Mode (ATM) and Orthogonal Frequency Division Multiplexing (OFDM) modulation technologies have enabled network providers to transmit increasing amounts of data and video communications.

     Another important technological change in the communications marketplace is the use of integrated circuits in both public and private communications networks, facilitating significantly more complex networks. Network equipment utilizing integrated circuits is increasingly performing the high-speed switching, network performance monitoring, network management, information compression, data translation and other complex functions required to address expanding users' needs.

     More recently, wireless technology developments have had an impact on the communications equipment industry. There has been substantial growth in wireless communications such as cellular telephone services and satellite-based services, Personal Communications Services (PCS) communications, Multichannel Multipoint Distribution Services (MMDS) and Local Multipoint Distribution Services (LMDS) for wireless cable services and wireless data and paging services. This growth has been driven by the convenience of mobility and the limits of wireline infrastructure. In particular, in countries without reliable or extensive wireline systems, wireless service could ultimately provide the primary service platform for both mobile and fixed communications applications, because of the potential savings in installation time and cost. The Company believes that in future years the continuing development of wireless communications technology could substantially extend the reach of current communications networks.

     Finally, over the last three years, Digital Subscriber Line (DSL) technology and Digital Loop Carrier (DLC) technology advancements have resulted in a resurgence of copper-based transmission of high bandwidth services to business customers. The Company believes that in future years the continuing development of DSL and DLC technologies could enable network providers to transport residential broadband services over copper-based systems in certain applications.

     The evolution in technology and user needs has been accompanied by changes in the domestic and international regulatory environment. Since the consent decree resulting in the divestiture of the AT&T regional operating companies in 1984, the RBOCs have been prevented from manufacturing equipment for use in communications networks. As the RBOCs have embarked on aggressive expansion plans, significant opportunities have been created for independent communications equipment manufacturers such as the Company.

     In February 1996, the U.S. Congress enacted the Telecommunications Reform Act of 1996 (the "Telecommunications Act"), which opened competition for local loop access services to local telephone operators, long distance telephone companies, cable TV companies, electric utilities and potentially others. The Telecommunications Act represents a fundamental change from the Communications Act of 1934, which governed the U.S. telephone industry structure prior to 1996 and which protected franchised monopolies in local telephone service. The Telecommunications Act also allows the RBOCs to provide long distance service and manufacture communications equipment under certain circumstances, another significant change from the 1984 consent decree which required divestiture of the AT&T regional operating companies. The objective of the Telecommunications Act is to reduce regulation and stimulate competition in communications services, which in turn is expected to result in more rapid introduction of new technologies and services, better quality of service, a broader range of service options, lower costs to consumers and stimulation of the overall economy through an improved information system infrastructure. The Company believes that Congress intended for the competition among service providers to be both services-based (I.E., the service provider buys and resells bandwidth) and equipment-based (I.E., the service provider also operates the equipment).

     Since the passage of the Telecommunications Act, the Federal Communications Commission and the federal courts, as well as various state governments and agencies, have initiated efforts to define and establish rules for implementation of the new law. Although implementation of the Telecommunications Act and the intended increase in competition has begun, there have been a number of delays and continuing uncertainties. The Company believes that the impact of the Telecommunications Act in reducing regulation of and increasing competition in the U.S. communications industry will take a number of years to unfold.

     Outside the United States, the communications equipment market has also expanded and changed significantly in recent years, as network users have increasingly demanded access to voice, Internet/data and video communications capabilities. Many countries without reliable or extensive wireline systems are seeking to develop and enhance their communications infrastructure. This growth in demand for network services and infrastructure has been accompanied by changes in the international regulatory environment. In many countries, government operated communications monopolies are being converted to private network services providers, and competition among such carriers is expected to intensify. Policies of deregulation and privatization are currently being followed in many countries, and these policies increase opportunities for independent companies to supply products and services within both public telephone system and private network markets for voice, Internet/data and video communications.

     The Company believes that "broadband global networking," or the emerging series of worldwide broadband networks, represents a key enabling capability for meeting the information needs of network users. The addition of high-speed Internet/data and video traffic has driven the need for broadband infrastructure and has enabled the creation of a wide range of new applications, including broadband Internet access and e-mail, video on demand, electronic commerce, distance learning, telecommuting, telemedicine and high-speed imaging such as remote medical imaging. Although these broadband networks have tremendous potential, bottlenecks are a frequent problem in the local loop portion of the networks. The Company believes that there is a large and growing market for products that can unlock the capacity of the local loop by eliminating bottlenecks in the last mile of the communications network.

STRATEGY

     ADC's strategy is to capitalize on opportunities in the evolving global communications market by providing hardware and software systems and integrated solutions for its customers' voice, Internet/data and video communications networks, primarily within the local loop or "last mile" of the communications network. ADC's broad range of products addresses key areas of the communications network infrastructure, and these products are used to connect physical networks, access network services, transport network traffic and manage networks. ADC's many product offerings address the diverse needs of its customers within the local loop, including the RBOCs, PTTs, other telephone companies, long distance carriers, wireless service providers, cable TV operators, other public network providers, private network providers and communications OEMs.

     Key components of the Company's strategy include:

     - FOCUS ON BROADBAND LOCAL LOOP OPPORTUNITIES. In recent years, broadband requirements for both public and private networks have grown significantly. In the public network local loop market, broadband deployment has been driven by incumbent and competitive local exchange carriers and cable TV operators seeking to establish the infrastructure required to offer high-speed, integrated multimedia Internet access, data, video, telephony and other multimedia interactive services to residential and business customers over a single network. In addition, both residential and business customers are driving network requirements in the last mile by increasingly demanding advanced wireless services. The Company believes that the local loop presents some of the greatest market growth opportunities and customer needs in the communications equipment industry today, and ADC is focusing its development and marketing resources on products that will "unlock the capacity of the local loop" by eliminating bottlenecks and increasing the speed and efficiency in the last mile of the network. ADC offers a broad line of communications equipment that addresses customers' network needs in the local loop. In addition, through a combination of internal core competency development and external acquisition and partnering activities, ADC has grown its systems integration and network management capabilities to the level required to offer customers much more integrated, end-to-end solutions to their network needs.

     - LEVERAGE TECHNOLOGICAL CAPABILITIES ACROSS PRODUCT GROUPS. ADC has developed substantial expertise in fiber optic, broadband copper, video, wireless and broadband network management technologies, software and systems integration services. The Company has built these core competencies through internal development, acquisitions, joint ventures and technology licensing arrangements. ADC's strategy is to leverage these core competencies across its product groups in order to develop new product architectures and network management tools for its customers' evolving voice, Internet/data and video network needs in various market areas. For example, the Company believes its recent acquisition of Teledata Communications Ltd. ("Teledata") will permit ADC to develop a broadband digital loop carrier system using ADC's voice, video and Internet/data technologies and Teledata's digital loop carrier technologies for both the U.S. and international markets.

     - EXPAND INTERNATIONAL PRESENCE. ADC believes that significant growth in the communications equipment market will occur outside the United States as a result of deregulation and the need of many foreign countries to substantially expand or enhance their communications services. ADC's strategy is to expand its international presence by increasing its international sales and marketing resources, leveraging its existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. A number of ADC's subsidiaries and several of its strategic alliance partners have their principal operations or markets outside the United States.

     - SUPPLEMENT INTERNAL DEVELOPMENT EFFORTS WITH STRATEGIC ACQUISITIONS AND ALLIANCES. Because of the dynamic nature of the communications equipment industry, ADC has sought and intends to continue to seek acquisitions and alliances that will: (i) add key technologies that ADC can leverage across its businesses, (ii) broaden its product offerings, (iii) permit the Company to enter attractive new markets and (iv) expand or enhance its distribution channels. During 1998, ADC announced the following acquisitions: (a) Teledata, a supplier of advanced wireline and wireless customer access network equipment for telephone operating companies; (b) W.E. Tech, Inc. ("W.E. Tech"), a provider of systems integration services; (c) Princeton Optics, a supplier of fiber optic components; (d) Hadax Electronics, Inc., a company with remote network test and access products and technology; and (e) TeleProcessing Products, Inc. ("TPI"), a provider of service access solutions for business broadband applications.

     The ability of the Company to implement its strategy effectively is subject to many uncertainties, and there can be no assurance of any future results of the Company's activities.

PRODUCT GROUPS

     The Company's systems and integration solutions are divided in four groups: (1) Broadband Connectivity; (2) Business Broadband; (3) Residential Broadband; and (4) Integrated Solutions. Each of these groups is described below.

BROADBAND CONNECTIVITY

     Broadband Connectivity products are designed for use in twisted-pair, coaxial, fiber optic or wireless transmission networks and are sold to both public and private global service providers. ADC's broadband connectivity products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, managing, reconfiguring, splitting and multiplexing such circuits within global public and private networks, generally in the local loop portion of such networks. Broadband Connectivity products include network access/connection devices for twisted-pair and coaxial networks, network access/connection devices for fiber optic networks, modular fiber optic cable routing systems, outside plant cabinets and other enclosures, and wireless infrastructure equipment and subsystems. The Company's Broadband Connectivity products are sold to the RBOCs, other telephone companies, long distance carriers, other public network providers (including cable TV operators and wireless service providers), international network operators, private network providers and communications OEMs.

     JACKS, PLUGS, PATCH CORDS, JACKFIELDS AND PATCH BAYS. Jacks and plugs are the basic components used to gain access to copper communications circuits for testing and maintenance. Patch cords are wires or cables with a plug on each end. ADC incorporates its jacks, plugs and patch cords into its own products and also sells them in component form, primarily to OEMs. A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by communications companies to gain access to copper communication circuits for testing or patching the circuits. When testing a large number of circuits, series of jackfields are combined in specialized rack assemblies called patch bays. ADC manufactures a range of jackfields and patch bays in various configurations. Certain of these jackfields are specialized for use in audio and visual transmission networks in the broadcast industry.

     DSX PRODUCTS. ADC manufactures digital signal cross-connect (DSX) modules and bays, which are jackfields and patch bays designed to gain access to and cross-connect digital copper circuits for voice, data and video transmission. Since the introduction of DSX products in 1977, the Company has continued to expand and refine its DSX product offerings. The Digital Distribution Point (DDP) family of products within the DSX product group are mechanical alternatives to hard-wiring equipment used for cable management and circuit access with software based, electronic digital cross-connect systems. With the acquisition of Hadax Electronics, ADC has added remote test access capability to its DSX products. This capability enables service providers to monitor high capacity circuit performance at unstaffed sites such as carrier collocation points.

     TERMINAL BLOCK AND FRAME PRODUCTS. ADC manufactures a wide variety of terminal blocks which are molded plastic blocks with contact points used to facilitate multiple wire interconnections. The Company's cross-connect frames are terminal block assemblies used to connect the external wiring of a communications network to the internal wiring of a telephone operating company central office or to interconnect various pieces of equipment within a telephone company central office or at a customer's premises.

     VIDEO SIGNAL DISTRIBUTION PRODUCTS. ADC's series of Video Signal Distribution (VSD) products are designed to meet the unique performance requirements of Radio Frequency (RF) video transmission over coaxial cable. This product family includes a series of splitter/combiner panels, a series of video jacks and panels which monitor, patch and provide a test access point and an analog video interface system panel designed for on-demand testing.

     FIBER OPTIC PATCH CORDS. Fiber optic patch cords are functionally similar to copper patch cords and are the basic components used to gain access to fiber communications circuits for testing, maintenance, cross-connection and configuration purposes. The Company's LightTracer-TM-fiber optic patch cords provide immediate identification of fiber optic connections. ADC's new LX.5 fiber connector doubles the capacity of fiber termination equipment by allowing two fibers to fit into the standard SC adapter footprint. The Company incorporates its fiber optic patch cords and cable assemblies into its own products and also sells them in component form.

     FIBER DISTRIBUTION FRAMES. The Company's fiber distribution panels and frames are functionally similar to copper jackfields and frames designed with special considerations of fiber optic properties. They also provide interconnection points between fiber optic cables entering a building and fiber optic cables connected to fiber optic equipment within the building.

     FIBER OPTIC COMPONENTS. ADC's Australian subsidiary, AOFR Pty. Ltd., sells fiber optic couplers which are passive connection devices used in fiber optic transmission systems. Fiber optic couplers, which include optical splitters and wavelength division multiplexers, enable efficient and cost-effective deployment of broadband networks. ADC also sells Dense Wavelength Division Multiplexing (DWDM) components such as splitters and multiplexers which are designed with special considerations of fiber optic properties. These products increase the channel capacity of fiber optic cabling systems in multiples of four. ADC currently is selling four-channel and eight-channel components and has recently introduced 16-channel and 32-channel components. ADC's acquisition of Princeton Optics broadened ADC's optic components product line by adding optical isolators and circulators and related technology. Isolators function as one-way optical check valves that protect lasers and other elements from reflective light. Circulators are devices that carry a light signal from one port to the next in the forward direction only.

     OTHER FIBER OPTIC PRODUCTS. The Company's FiberGuide-Registered Trademark-system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings.

     WIRELESS INFRASTRUCTURE EQUIPMENT AND SUBSYSTEMS. ADC designs, manufactures and markets radio frequency (RF) filters, SMARTop-TM- tower-top amplifiers and other wireless base station and subscriber equipment components and subsystems through its ADC Solitra Oy subsidiary located in Finland. These products are sold primarily to wireless OEMs.

     BROADBAND SOFTWARE INFRASTRUCTURE MANAGEMENT SOLUTIONS. ADC has developed a number of software products which provide management of fiber optic infrastructure connectivity, geographical tracking of equipment, cables and other network elements in the telephone company central office, cable TV company headend and outside plant portion of those networks.

     CITYWIDE-TM- PRODUCTS. The Company's family of CityWide wireless systems products includes the CityCell-Registered Trademark- and CityLink-Registered Trademark- wideband digital microcells and repeaters for adding and extending cellular communication coverage, both out-of-doors and in-building. The CitySector-Registered Trademark- microcell is a sectorized microcell offering 25 to 100 watts of RF power per sector. CityWide products are transparent to analog or digital modulation, and products have been commercially deployed by five of seven major U.S. cellular network providers. The Company's analog wideband CityCell microcell utilizes T1 copper transport rather than fiber transport. The Company has under development PCS versions of its CityRFX-Registered Trademark- cellular indoor antenna distribution systems. The Company also offers advanced intelligent network solutions for its CityWide product family with the CityLink CDMA and GSM repeaters as well as other GSM system products.

BUSINESS BROADBAND PRODUCTS

     Business Broadband products enable carriers to deliver voice, Internet/data and video services to their business customers. Products include Loop Transport Platforms (including Soneplex-Registered Trademark- and Cellworx-TM- products) as well as a broad family of public access devices (including the Kentrox family of DSU/CSUs and ATM access concentrator products, EZT1/EZT3-TM- multiplexers and Opera and ICX Integrated Access Devices). Business Broadband products also include internetworking products and data network management equipment.

     SONEPLEX AND CELLWORX PRODUCTS. Soneplex is a carrier-class, intelligent loop access platform enabling Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers to deliver T1/E1-based services over copper or fiber facilities. Soneplex integrates functions and capabilities that reduce a carrier's capital and operating costs of delivering T1/E1-based services. Cellworx represents a next-generation OC-12/48 SONET/SDH transport product which integrates ATM and SONET/SDH technologies. Where Soneplex is centered on T1/E1-based service delivery, Cellworx is a broad-based service delivery infrastructure product aimed at reducing a carrier's capital and operating costs of delivering the full range of high speed to low speed services over copper or fiber facilities.

     In late 1998, ADC received its first international order for its new Cellworx-TM- Service Transport Node (STN) from Dual Zentrum, a value-added network integrator that has agreed to distribute Cellworx in the eastern part of Germany. Cellworx, which is currently being tested in three separate trials in the United States, is expected to reduce broadband service delivery costs substantially compared to costs incurred in using existing SONET and ATM products. Cellworx uses ATM technology to deliver and aggregate voice, video and Internet/data traffic over SONET fiber ring architectures. Like Soneplex, Cellworx extends communications services over fiber and copper facilities using HDSL and ADSL.

     CUSTOMER LOCATED AND CUSTOMER PREMISE DEVICES. ADC's Business Broadband products include Customer Located Devices (which are part of the carrier's network) as well as Customer Premise Devices (which are owned by the carrier's business customer). These stand-alone products can work in conjunction with Soneplex or Cellworx or with other vendors' transport systems. They include T1/E1 multiplexers (offering a variety of voice, data and video interfaces), T3/E3 multiplexers and ATM access concentrators.

     PUBLIC NETWORK ACCESS EQUIPMENT. The Company manufactures a family of Channel Service Unit (CSU) and Data Service Unit (DSU) products which are used to digitally interconnect the public network and the private network.

This equipment monitors circuits and provides system protection and other network management functions. Certain of these products also enable the customer to test the performance of its voice network and allow connection of voice, data and video circuits. These products support T1, T3 (44.6 million bits per second) and OC3 (155 million bits per second) services and a variety of data protocols, including Frame Relay, Switched Multi-megabit Data Service
(SMDS), ATM, ISDN, HDSL and the Internet protocols. The Company's AAC-1-TM- and AAC-3-TM- ATM access concentrators adapt, aggregate, multiplex and manage all voice, data and video signals in various speeds, technologies and protocols for transport over T1, E1, T3 and E3 speed ATM networks. The Company sells several remote access and routing products, some of which are specifically designed for Internet access. The Company has entered into agreements with other ATM equipment suppliers providing for the joint marketing of and integration of ADC's ATM adaptation and concentration technologies into the ATM switching and routing products manufactured by such companies. The Company's EZT, ICX and Opera products support a wide range of customer interfaces and applications which enable service providers to deliver many network services simultaneously in a cost-effective manner.

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

     PATCHSWITCH SYSTEM AND PATCHMATE-TM- MODULE. The Company's PatchSwitch system is a data network management product which provides access to and monitors, tests and reconfigures digital data circuits and permits local or remote switching to alternate circuits or backup equipment. This system is modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate module is a manually operated electromechanical device used to gain access to the network in order to monitor, test and reconfigure digital data circuits.

RESIDENTIAL BROADBAND PRODUCTS

     Residential Broadband products offer digital transport systems that enable cable TV operators to economically transport high-speed digital signals for two-way voice, video and Internet/data services to residences and businesses, primarily through the Company's Homeworx-TM- access transport platform and DV6000-TM- system. Residential Broadband products also include equipment manufactured and supplied by ADC's Teledata subsidiary.

     HOMEWORX ACCESS TRANSPORT PLATFORM. The Homeworx system has been designed for deployment on video-only, telephony-only and integrated video, telephony and data broadband networks provided by telephone operating companies, cable TV operators and other communications common carriers. Homeworx access transport platform utilizes Hybrid Fiber Coax (HFC) technology.

     On November 30, 1998, ADC and Cisco Systems ("Cisco") announced an alliance to develop Internet Protocol (IP) telephony and data products for cable TV operators using ADC's Homeworx-TM- system and Cisco's NetWorks Internet technologies. ADC and Cisco are also jointly developing products for the delivery of digital video and advanced data services. These products will combine ADC's DV6000-TM- video transmission system and EtherRing-TM-data transmission system with Cisco's networking products and technologies, including the Cisco 12000 Gigabit Switch Router, the Catalyst 8500 Switch router and Cisco's family of Universal Broadband Routers.

     DV6000-TM- AND OTHER FIBER VIDEO DELIVERY EQUIPMENT. The Company's DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format (at speeds up to 10 billion bits per second, with capacity of up to 64 channels) over fiber in the super trunking portions of broadcast and interactive video networks. The Company also designs a line of 870 MHZ analog fiber optics transmitter and node products for the cable TV industry. These products are being widely deployed in the US and around the world by cable TV operators who are upgrading their plant to carry the full suite of two-way service over Hybrid Fiber/Coaxial plant, including digital interactive video, Internet/data and voice.

     TELEDATA PRODUCTS. In November 1998, ADC acquired Teledata. Teledata's products enable telephone operating companies to enhance the capacity, reach and functionality of the local loop. Teledata's product portfolio currently consists of a family of digital loop carriers and wireless local loop access solutions. Teledata's digital loop carriers include the following: the BroadAccess-TM- family of compact and flexible future generation DLCs, which provide voice and data services for digital networks of clusters of 60 to 480 subscribers and consist of the DCS-30 (formerly known as the TDLC 30), the DCS-20F and the DCS-20T; the DCS-20E multiplexer and cross-connect system that allows telephone operating companies to connect from 120 to 480 subscribers to the local exchange; the TIMUX access multiplexer that enables the connection of groups of 30 to 150 subscribers to the local exchange; and the CTLOOP digital "pair-gain" system that allows the connection of groups of up to 10 subscribers to the local exchange without additional investment in infrastructure. The ERC digital wireless local loop point to multi-point system connects up to 960 subscribers using base stations, each of which serves subscribers within a 50 kilometer radius.

     WIRELESS CABLE AND BROADCAST TV TRANSMISSION EQUIPMENT. The Company supplies the products to wireless cable and TV broadcast market through its ITS subsidiary. ITS designs and manufactures television transmission products for these markets, including transmitters, combiners, back-up equipment and antennas to wireless cable operators for MMDS. ITS's wireless products have enabled ADC to leverage the Homeworx platform into other residential broadband applications.

INTEGRATED SOLUTIONS

     ADC provides services that integrate both ADC and other complementary products in communications networks. ADC also supplies systems integration and network management software.

     SYSTEMS INTEGRATION SERVICES. Systems integration services consist of project management, technical consulting and design, implementation, reliability, performance and training services. System integration services support ADC as well as multi-vendor solutions. The Company provides its systems integration services and software primarily to telephone operating companies, cable TV companies, other common carriers and users of private communications networks. In 1998, ADC acquired W.E. Tech in order to expand its systems integration services business in North America.

     SYSTEMS INTEGRATION PRODUCTS. ADC's systems integration products consist of multimedia systems designed for integrated voice, Internet/data and video applications, including distance learning, business, medical and government networks. These products are sold primarily to telephone operating companies, cable TV operators, other communications common carriers and users of private telecommunications networks. ADC also provides SoftXchange-TM- network management software and operations and business support system services.

     WIRELESS PERFORMANCE AND NETWORK MANAGEMENT SOFTWARE. Through ADC's London-based subsidiary, ADC Metrica, the Company designs and sells communications network performance management software. ADC Metrica's software platforms are used in the infrastructure management systems of wireless and wireline public network operators throughout the world.

     INTELLIGENT NETWORK SOFTWARE. Through ADC NewNet, a wholly owned subsidiary of ADC, the Company supplies intelligent network telecommunications software, including Signaling Systems 7 (SS7) technology and wireless intelligent network products (such as short messaging servers).

SALES AND MARKETING

     ADC sells its products to customers in three primary markets: (i) the United States public communications network market, which consists of all five of the RBOCs, other telephone companies, long distance carriers, wireless service providers, cable TV operators and other domestic public network providers; (ii) the private and governmental voice, data and video network market in the United States, such as various large business customers and governmental agencies that own and operate their own voice, data and video networks for internal use; and (iii) the international public and private network market. The U.S. public, U.S. private and governmental and international market segments accounted for 74%, 6% and 20%, respectively, of the Company's net sales for the year ended October 31, 1998; 73%, 6% and 21%, respectively, of the Company's net sales for the year ended October 31, 1997; and 71%, 8% and 21%, respectively, of the Company's net sales for the year ended October 31, 1996. The Company also sells product for each of these customer groups to communications OEMs.

     Purchases of products by public network providers and the OEMs which supply such companies accounted for the largest portion of the Company's net sales. The Company's business broadband and residential broadband transmission systems and broadband connectivity products for public network providers are primarily located in central transmission facilities (such as telephone company network central offices, cable TV company network supertrunks and headend offices, and wireless network global switching centers and base stations, all of which contain the equipment used in switching and transmitting incoming and outgoing circuits). Increasingly, portions of the Company's business broadband and residential broadband transmission systems are located in the public network outside plant facilities (outside the central transmission buildings) and on customers' premises. The Company's private and governmental network customers generally purchase the Company's enterprise-wide communications systems and public network access equipment for installation in the networks located at their premises.

     The Company also markets its products outside the United States primarily to telephone operating companies and cable TV operators for public communications networks located in Canada, Europe, the Pacific Rim, Australia and Central and South America.

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

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to the rapidly changing communications environment, to maintain its significant expertise in core technologies and to continue to meet and anticipate its customers' needs. The Company continually reviews and evaluates technological changes affecting the communications market and invests substantially in applications-based research and development. The Company intends to continue an ongoing program of new product development that combines internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies from sources outside the Company.

     In recent years, increasingly significant portions of new communications equipment purchased by public network providers and private network customers have employed fiber-optic transmission, digital, integrated circuit, wireless and broadband copper-based technologies for residential, business and wireless local loop applications. In the future, these communications network equipment purchasing trends will include increasingly sophisticated, software-intensive, switching and network management systems. As a result, the Company's internal and external product development activities are primarily directed at the following areas: (i) the integration of fiber optic technology into additional products; (ii) the continuing development of its Homeworx system for telephony, data and integrated video, telephony and Internet/data applications; (iii) the development of network systems software; (iv) the continuing development of its Soneplex and Cellworx systems for integrated voice, Internet/data and video applications; (v) the continuing development of wireless products; (vi) the incorporation of ATM technology into voice, data and video products for both public and private communications networks; and (vii) the addition of video compression technology to its product line.

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

COMPETITION

     Competition in the communications equipment industry is intense, and the Company believes that competition may increase substantially with the deployment of broadband networks and regulatory changes. Many of the Company's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of the Company. The Company's Broadband Connectivity products are competitive with products offered by several other companies, including Lucent Technologies, Siecor and Telect. The Company's principal competitors in the Business Broadband market are Pairgain Technologies, Adtran and 3COM. The Company's Residential Broadband products are competitive with the products offered by numerous other companies, including General Instrument, Scientific-Atlanta and ANTEC. In the Systems Integration services and product market, the Company competes with Lucent Technologies, Nortel and Andersen Consulting.
In addition, the Company faces increasing competition from a number of other smaller competitors, none of which is dominant at this time.

     The rapid technological developments within the communications industry have resulted in frequent changes to the Company's group of competitors. The Company believes its success in competing with other manufacturers of communications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products and its delivery and service capabilities. While the market for the Company's products has not historically been characterized by significant price competition, the Company may face increasing pricing pressures from current and future competitors in certain or all of the markets for its products.

     The Company believes that technological change, the increasing addition of Internet/data, video and other services to integrated multimedia networks, continuing regulatory change and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the communications equipment market, the full scope and nature of which are difficult to predict at this time. Increased competition could result in price reductions, reduced margins and loss of market share by the Company. The Company believes industry regulatory change may create new opportunities for suppliers of communications equipment. The Company expects, however, that such opportunities may attract increased competition from others as well. In addition, the Company expects that Lucent Technologies will continue to be a major supplier to the RBOCs, and compete more extensively outside the RBOC market. The Company also believes that the rapid technological changes which characterize the communications industry will continue to make the markets in which the Company competes attractive to new entrants. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, operating results or financial condition.

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

EMPLOYEES

     As of October 31, 1998, there were approximately 8,000 persons employed by the Company. The Company considers relations with its employees to be good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain portions of this Form 10-K, including "Business" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications industry or the Company's business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth on Exhibit 99-a to this Form 10-K.

ITEM 2.   PROPERTIES

          The Company's corporate headquarters are currently located in four leased buildings in Minnetonka, Minnesota comprising an aggregate of approximately 286,400 square feet. Leases for the Company's headquarters buildings expire at different times through 2001.

          The Company owns a manufacturing facility and an adjacent distribution facility in Shakopee, Minnesota that comprises approximately 372,000 square feet. The Company also owns approximately 89 acres of undeveloped land in Eden Prairie, Minnesota.

          The Company also owns and leases a variety of other facilities for the Company's manufacturing, development, distribution, warehousing, sales and other activities. These facilities, including sales offices, are located in various countries, including the United States, Argentina, Australia, Belgium, Canada, China, Finland, Germany, India, Israel, Korea, Malaysia, Mexico, the Philippines, Singapore, Thailand, the United Kingdom and Venezuela.

          The Company believes that the facilities used in its operations and currently under development are suitable for their respective uses and adequate to meet the Company's current needs.

ITEM 3.   LEGAL PROCEEDINGS

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                 Office                           Officer Since      Age
----                 ------                           -------------      ---
William J. Cadogan   Chairman of the Board of              1987           50
                     Directors, President, Chief
                     Executive Officer and Chief
                     Operating Officer
Lynn J. Davis        Senior Vice President,                1984           51
                     President, Broadband
                     Connectivity Group
William L. Martin    Senior Vice President,                1994           51
III                  President, Business Broadband
                     Group
Vivek Ragavan        Senior Vice President,                1996           46
                     President,  Residential
                     Broadband Group
John A. Schofield    Senior Vice President,                1996           50
                     President, Integrated
                     Solutions Group
Robert W. Switz      Senior Vice President, Chief          1994           52
                     Financial Officer
Darryl E. Ponder     Vice President, Business              1997           38
                     Development
Charles T. Roehrick  Vice President, Controller            1995           44

     The Company's executive officers were last elected as executive officers by the Board of Directors on February 24, 1998. Messrs. Cadogan and Davis have served in various capacities with the Company for more than five years. Biographical information regarding the other named officers is set forth below:

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

     Mr. Ragavan joined the Company in January 1996. From November 1991 until such time, he was employed by General Instrument Corp., a manufacturer of analog and digital settops and broadband transmission equipment, as Vice President of Engineering. From January 1980 to November 1991, he was Vice President of Engineering for COMSAT Technology Products, a manufacturer of satellite based voice and data communications systems. Mr. Ragavan has announced that he plans to resign from the Company in January 1999.

     Mr. Schofield originally joined the Company in October 1992 and was employed by the Company until July 1995. After holding the position of Vice President, International Sales and Marketing of DSC Communications between July and October of 1995, he returned to the Company in October 1995. Prior to such time, he was Managing Director for Asia Pacific/Latin America. He was Senior Vice President, Sales and Marketing at Telex Communications, Inc., a manufacturer and marketer of electronic audio communications devices, from 1990 to 1992. He held several Vice President positions at Memorex Telex Corporation, a manufacturer and marketer of computer terminal and peripheral equipment, most recently as Vice President and General Manager, Airline and Systems Business Group.

     Mr. Switz joined the Company in January 1994. Prior to such time, he was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, from 1988, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

     Mr. Ponder joined the Company in November 1997. From January 1992 to November 1997, he was employed by Alcatel, a manufacturer of telecommunications and multimedia equipment. Mr. Ponder served in various capacities with Alcatel, must recently in the position of Senior Director of Marketing and Business Development.

     Mr. Roehrick joined the Company in January 1995. Prior to such time he was employed by Cray Research, Inc., a manufacturer of large scale computers, most recently as Controller. From 1992 to 1993, he was Assistant Controller of Cray Research, and from 1989 to 1991, he was Director of Accounting for that company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The section entitled "Quarterly Stock Prices" of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998 (the "Annual Report") is incorporated herein by reference. This section is also included on Exhibit 13-a to this Form 10-K, as filed with the Securities and Exchange Commission (the "SEC" or the "Commission").


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The summary of certain consolidated statement of income and balance sheet information for the eleven years ended October 31, 1998 included in the Annual Report is incorporated herein by reference. This information is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC. Such summary information should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 14 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview," "--Recent Acquisitions and Related Charges," "Results of Operations," "Liquidation and Capital Resources" and "Year 2000 Matters" in the Annual Report is incorporated herein by reference. This section is also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" in the Annual Report is incorporated herein by reference. This section is also included in
Exhibit 13-a to this Form 10-K, as filed with the SEC.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements and notes thereto included in the Annual Report are incorporated herein by reference. These financial statements are also included on Exhibit 13-a to this Form 10-K, as filed with the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Commission on or before February 24, 1998 (the "Proxy Statement") are incorporated herein by reference. The section entitled "Executive Officers of the Registrant" in Item 4 of this Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The section entitled "Executive Compensation" in the Proxy Statement is incorporated herein by reference (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated herein).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

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

                                                                               Page Reference
                                                                                in the Annual
                                                                           Report to Shareholders
                                                                           ----------------------
     Management's Responsibility for Financial Reporting.................         26

     Report of Independent Public Accountants............................         26

     Consolidated Statements of Income for the years ended
       October 1998, 1997 and 1996.......................................         27

     Consolidated Balance Sheets as of October 31, 1998 and 1997.........         28

     Consolidated Statements of  Shareowners' Investment for
       the years ended October 31, 1998, 1997 and 1996...................         29

     Consolidated Statements of Cash Flows for the years
       ended October 31, 1998, 1997 and 1996.............................         30

     Notes to Consolidated Financial Statements..........................         31

     Eleven-Year Financial Summary for the years ended October 31,
       1988 through October 31, 1998 (Unaudited).........................         42

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

Exhibit
Number    Description
-------   -----------
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

4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest
          Bank Minnesota, National Association (amending and restating the
          Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit
          4 to the Company's Form 8-K dated December 11, 1995.)

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

10-d*     Addendum dated February 24, 1998 to ADC Telecommunications, Inc. 1991
          Stock Incentive Plan. (Incorporated by reference to Exhibit 10-Q to the Company's Quarterly Report on Form 10-Q for the quarter ended
          January 31, 1998.)

10-e* Business Development Management Incentive Plan Document - Directors and Above Fiscal Year 1997. (Incorporated by reference to Exhibit
          10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.)

10-f*     Business Unit Management Incentive Plan Document - Directors and
          Above Fiscal Year 1997. (Incorporated by reference to Exhibit 10-d to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-g*     Corporate Management Incentive Plan Document - Directors and Above
          Fiscal Year 1997.  (Incorporated by reference to Exhibit 10-e to the
          Company's Annual Report on Form 10-K for the fiscal year ended October
          31, 1996.)

10-h*     International Management Incentive Plan Document Fiscal Year 1997.
          (Incorporated by reference to Exhibit 10-f to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1998.)

10-i*     Business Development Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-t of the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-j*     Business Unit Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-q to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-k*     Corporate Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-r to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-l*     International Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-s to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)


Exhibit
Number    Description
-------   -----------
10-m*     Business Unit Management Incentive Plan Fiscal Year 1999.

10-n*     Corporate Management Incentive Plan Fiscal Year 1999.

10-o* Executive Incentive Exchange Plan Fiscal Year 1997. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-p* Executive Incentive Exchange Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-u to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-q*     Executive Incentive Exchange Plan Fiscal Year 1999.

10-r*     Supplemental Executive Retirement Plan Agreement for William J.
          Cadogan, dated as of November 1, 1990, between ADC Telecommunications,
          Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-s*     ADC Telecommunications, Inc. Change in Control Severance Pay Plan
          Statement and Summary Plan Description.  (Incorporated by reference to
          Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-t*     First Amendment of ADC Telecommunications, Inc.  Change in Control
          Severance Pay Plan Statement and Summary Plan Description, effective
          July 22, 1997.  (Incorporated by reference to Exhibit 10-x to the
          Company's Annual Report on Form 10-K for the fiscal year ended October
          31, 1997.)

Exhibit
Number    Description
-------   -----------
10-u*     Compensation Plan for Directors of ADC Telecommunications, Inc.,
          restated as of December 31, 1988.  (Incorporated by reference to
          Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the
          quarter ended January 31, 1989.)

10-v*     First Amendment of the Compensation Plan for Directors of ADC
          Telecommunications, Inc. restated as of December 31, 1988.
          (Incorporated by reference to Exhibit 10-s to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-w* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10-aa to the Company's Annual Report on Form 10-K for the fiscal year ended October
          31, 1997.)

10-x*     ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of
          November 1, 1978, as amended.  (Incorporated by reference to Exhibit
          10-aa to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-y*     Second Amendment of ADC Telecommunications, Inc. Deferred Compensation
          Plan, dated effective March 12, 1996 and approved on April 1, 1997.
          (Incorporated by reference to Exhibit 10-b to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997.)

10-z*     ADC Telecommunications, Inc. Pension Excess Plan, dated as of January
          1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1996.)

10-aa* Second Amendment of ADC Telecommunications, Inc. Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997.
          (Incorporated by reference to Exhibit 10-a to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997.)

10-bb*    ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September
          1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1996.)

10-cc* Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997.
          (Incorporated by reference to Exhibit 10-c to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997.)

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

Exhibit
Number    Description
-------   -----------
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

10-jj     Stock Purchase Agreement, dated July 1, 1996, by and between ADC
          Telecommunications, Inc., ADC Mersum Oy and the Shareholders of ADC
          Solitra Oy. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1996.)

10-kk     Conduit Facility, Transfer and Revolving Credit Agreement, dated as of
          November 24, 1998, by and among ADC Telecommunications, Inc., Windmill
          Funding Corporation, Amsterdam Funding Corporation, ABN AMRO Bank
          N.V., and certain other financial institutions.

13-a      Portions of the 1998 Annual Report to Shareholders.

21-a      Subsidiaries of the Company.

23-a Consent of Independent Public Accountants to the incorporation of their report dated November 25, 1997, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos.
          2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407,
          33-58409, 33-59445, 333-02133, 333-04481, 333-07309, 333-15283,
          333-25241, 333-25569, 333-25623, 333-32023, 333-37419, 333-37619,
          and 333-66169.

24-a      Power of Attorney.

27-a      Financial Data Schedule for the fiscal year ended October 31, 1998.

27-b      Restated Financial Data Schedule for the fiscal year ended October 31,
          1997.

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

(b)       Current Report on Form 8-K dated September 16, 1998, filed on
          September 16, 1998, in connection with the Company's press release dated September 16, 1998 announcing the acquisition of Teledata
          Communications, Ltd.

Exhibit
Number    Description
-------   -----------
          Current Report on Form 8-K dated November 5, 1998, filed on November
          20, 1998, to report the consummation of the acquisition of Teledata
          Communications, Ltd.

(c)       See Exhibit Index and Exhibits attached to this Form 10-K.

(d)       See Item 14(a)(3) above.

_________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADC TELECOMMUNICATIONS, INC.

Dated:  December 31, 1998          By:  /s/ William J. Cadogan
                                        ----------------------------------
                                        William J. Cadogan
                                        Chairman of the Board, President
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William J. Cadogan     Chairman of the Board,           Dated:  December 31, 1998
----------------------     President and
William J. Cadogan         Chief Executive Officer
                           (principal executive officer)

/s/ Robert E. Switz        Senior Vice President,           Dated:  December 31, 1998
----------------------     Chief Financial Officer
Robert E. Switz            (principal financial officer)

/s/ Charles T. Roehrick    Vice President, Controller       Dated:  December 31, 1998
----------------------     (principal accounting officer)
Charles T. Roehrick

James C. Castle*           Director
Thomas E. Holloran*        Director
B. Kristine Johnson*       Director
Charles W. Oswald*         Director
Alan E. Ross*              Director
Jean-Pierre Rosso*         Director
Donald M. Sullivan*        Director
Warde F. Wheaton*          Director
John D. Wunsch*            Director


*By  /s/ David F. Fisher                                    Dated:  December 31, 1998
------------------------
David F. Fisher
Attorney-in-Fact

                            ADC TELECOMMUNICATIONS, INC.
                             ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998



                                  EXHIBIT INDEX
                                  --------------

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

Exhibit
Number    Description
-------   -----------
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

4-d Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest
          Bank Minnesota, National Association (amending and restating the
          Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit
          4 to the Company's Form 8-K dated December 11, 1995.)

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

10-d*     Addendum dated February 24, 1998 to ADC Telecommunications, Inc. 1991
          Stock Incentive Plan. (Incorporated by reference to Exhibit 10-Q to the Company's Quarterly Report on Form 10-Q for the quarter ended
          January 31, 1998.)

10-e* Business Development Management Incentive Plan Document - Directors and Above Fiscal Year 1997. (Incorporated by reference to Exhibit
          10-a to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1997.)

10-f*     Business Unit Management Incentive Plan Document - Directors and
          Above Fiscal Year 1997. (Incorporated by reference to Exhibit 10-d to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-g*     Corporate Management Incentive Plan Document - Directors and Above
          Fiscal Year 1997.  (Incorporated by reference to Exhibit 10-e to the
          Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1996.)

10-h*     International Management Incentive Plan Document Fiscal Year 1997.
          (Incorporated by reference to Exhibit 10-f to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1998.)

10-i*     Business Development Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-t of the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-j*     Business Unit Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-q to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-k*     Corporate Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-r to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-l*     International Management Incentive Plan Fiscal Year 1998.
          (Incorporated by reference to Exhibit 10-s to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1997.)


Exhibit
Number    Description
-------   -----------
10-m*     Business Unit Management Incentive Plan Fiscal Year 1999.

10-n*     Corporate Management Incentive Plan Fiscal Year 1999.

10-o* Executive Incentive Exchange Plan Fiscal Year 1997. (Incorporated by reference to Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-p* Executive Incentive Exchange Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-u to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)

10-q*     Executive Incentive Exchange Plan Fiscal Year 1999.

10-r*     Supplemental Executive Retirement Plan Agreement for William J.
          Cadogan, dated as of November 1, 1990, between ADC Telecommunications,
          Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-s*     ADC Telecommunications, Inc. Change in Control Severance Pay Plan
          Statement and Summary Plan Description.  (Incorporated by reference to
          Exhibit 10-q to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-t*     First Amendment of ADC Telecommunications, Inc.  Change in Control
          Severance Pay Plan Statement and Summary Plan Description, effective
          July 22, 1997.  (Incorporated by reference to Exhibit 10-x to the
          Company's Annual Report on Form 10-K for the fiscal year ended October
          31, 1997.)

Exhibit
Number    Description
-------   -----------
10-u*     Compensation Plan for Directors of ADC Telecommunications, Inc.,
          restated as of December 31, 1988.  (Incorporated by reference to
          Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the
          quarter ended January 31, 1989.)

10-v*     First Amendment of the Compensation Plan for Directors of ADC
          Telecommunications, Inc. restated as of December 31, 1988.
          (Incorporated by reference to Exhibit 10-s to the Company's Annual
          Report on Form 10-K for the fiscal year ended October 31, 1989.)

10-w* ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10-aa to the Company's Annual Report on Form 10-K for the fiscal year ended October
          31, 1997.)

10-x*     ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of
          November 1, 1978, as amended.  (Incorporated by reference to Exhibit
          10-aa to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-y*     Second Amendment of ADC Telecommunications, Inc. Deferred Compensation
          Plan, dated effective March 12, 1996 and approved on April 1, 1997.
          (Incorporated by reference to Exhibit 10-b to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997.)

10-z*     ADC Telecommunications, Inc. Pension Excess Plan, dated as of January
          1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1996.)

10-aa* Second Amendment of ADC Telecommunications, Inc. Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997.
          (Incorporated by reference to Exhibit 10-a to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997.)

10-bb*    ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September
          1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to the Company's Annual Report on Form 10-K for the fiscal year ended
          October 31, 1996.)

10-cc* Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997.
          (Incorporated by reference to Exhibit 10-c to the Company's Quarterly
          Report on Form 10-Q for the quarter ended April 30, 1997.)

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

Exhibit
Number    Description
-------   -----------
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

10-jj     Stock Purchase Agreement, dated July 1, 1996, by and between ADC
          Telecommunications, Inc., ADC Mersum Oy and the Shareholders of ADC
          Solitra Oy. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 1, 1996.)

10-kk     Conduit Facility, Transfer and Revolving Credit Agreement, dated as of
          November 24, 1998, by and among ADC Telecommunications, Inc., Windmill
          Funding Corporation, Amsterdam Funding Corporation, ABN AMRO Bank
          N.V., and certain other financial institutions.

13-a      Portions of the 1998 Annual Report to Shareholders.

21-a      Subsidiaries of the Company.

23-a Consent of Independent Public Accountants to the incorporation of their report dated November 25, 1997, included in this Form 10-K, into the Company's previously filed Registration Statements, File Nos.
          2-83584, 33-22654, 33-40356, 33-40357, 33-52635, 33-52637, 33-58407,
          33-58409, 33-59445, 333-02133, 333-04481, 333-07309, 333-15283,
          333-25241, 333-25569, 333-25623, 333-32023, 333-37419, 333-37619,
          and 333-66169.

24-a      Power of Attorney.

27-a      Financial Data Schedule for the fiscal year ended October 31, 1998.

27-b      Restated Financial Data Schedule for the fiscal year ended October 31,
          1997.

99-a      Cautionary Statement regarding Forward-Looking Statements.
