Form 10-Q
period 1999-01-31
ADC TELECOMMUNICATIONS INC
filed 1999-03-16
CIK 61478

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q
(Mark One)
               /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended January 31, 1999
                                         OR
               / /  TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from N/A to N/A

                           Commission file number 0-1424

                          ADC Telecommunications, Inc.
                     ---------------------------------------------
                    (Exact name of registrant as specified in
                                  its charter)

              Minnesota                                 41-0743912
-------------------------------------       -----------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                  12501 Whitewater Drive, Minnetonka, MN 55343
             ------------------------------------------------------
               (Address of principal executive offices)(zip code)

                                 (612) 938-8080
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X             NO
                             ------             ------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.20 par value: 134,808,118 shares as of March 12, 1999

                           PART I. FINANCIAL INFORMATION
                            ITEM 1. FINANCIAL STATEMENTS

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                   (IN THOUSANDS)

                                        ASSETS

                                                  JANUARY 31,    OCTOBER 31,
                                                     1999           1998
                                                 ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                     $    187,412   $    287,700
   Accounts receivable                                338,207        365,989
   Inventories                                        204,060        175,763
   Prepaid income taxes and other assets               47,111         33,418
                                                 ------------   ------------
              Total current assets                    776,790        862,870


PROPERTY AND EQUIPMENT, net                           270,847        256,961

OTHER ASSETS, principally goodwill                    297,092        180,756
                                                 ------------   ------------
                                                 $  1,344,729   $  1,300,587
                                                 ------------   ------------
                                                 ------------   ------------
                       LIABILITIES AND SHAREOWNERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                              $     69,837   $     67,150
   Accrued liabilities                                148,797        115,559
   Note payable                                       200,000        200,000
   Current maturities of long-term debt                   513            735
                                                 ------------   ------------
              Total current liabilities               419,147        383,444

LONG TERM DEBT, less current maturities                 4,844          2,769
                                                 ------------   ------------
              Total liabilities                       423,991        386,213

SHAREOWNERS' INVESTMENT
   (135,408 and 134,897 shares outstanding)           920,738        914,374
                                                 ------------   ------------
                                                 $  1,344,729   $  1,300,587
                                                 ------------   ------------
                                                 ------------   ------------

             See accompanying notes to consolidated financial statements.

                    ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE QUARTERS ENDED
                                                          JANUARY 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
NET SALES                                         $    367,205   $    286,396

COST OF PRODUCT SOLD                                   192,371        152,846
                                                  ------------   ------------

GROSS PROFIT                                           174,834        133,550
                                                  ------------   ------------
        Gross profit percentage                           47.6%          46.6%
                                                  ------------   ------------
EXPENSES:
    Research and development                            38,987         30,938
    Selling and administration                          77,727         62,094
    Goodwill amortization                                4,776          2,538
    Non-recurring charges                               60,327             --
                                                  ------------   ------------
          Total expenses                               181,817         95,570
                                                  ------------   ------------

OPERATING INCOME (LOSS)                                 (6,983)        37,980

OTHER INCOME (EXPENSES), NET:
    Interest                                              (838)         1,444
    Other                                                 (878)          (333)
                                                  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                       (8,699)        39,091

PROVISION FOR INCOME TAXES                               4,526         13,682
                                                  ------------   ------------

NET INCOME (LOSS)                                 $    (13,225)  $     25,409
                                                  ------------   ------------
                                                  ------------   ------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE       $      (0.10)  $       0.19
                                                  ------------   ------------
                                                  ------------   ------------

             See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                   (IN THOUSANDS)

                                                     FOR THE QUARTERS ENDED
                                                          JANUARY 31,
                                                  ---------------------------
                                                      1999           1998
                                                  ------------   ------------
OPERATING ACTIVITIES:
  Net income (loss)                               $    (13,225)  $     25,409
  Adjustments to reconcile net income to net
  cash from operating activities -
      Non-recurring charges                             60,327             --
      Depreciation and amortization                     21,512         15,220
      Reduction in deferred compensation                   177            140
      Other                                              1,488          1,444
      Changes in assets and liabilities
           Accounts receivable                          47,509         14,073
           Inventories                                  (5,766)       (13,370)
           Prepaid income taxes and other                 (701)        (7,295)
           assets
           Accounts payable                             (4,783)        (5,764)
           Accrued liabilities                          (2,061)        (6,310)
                                                  ------------   ------------
               Total cash from operating
               activities                              104,477         23,547
                                                  ------------   ------------

INVESTMENT ACTIVITIES:
  Acquisitions                                        (192,422)       (16,000)
  Property and equipment additions, net                (19,345)       (24,339)
  Long-term investments                                 (4,944)           627
                                                  ------------   ------------
               Total cash used for
               investment activities                  (216,711)       (39,712)
                                                  ------------   ------------

FINANCING ACTIVITIES:
  Increase (decrease) in long term debt                  1,121           (471)
  Common stock issued, net                              11,534          4,509
                                                  ------------   ------------
               Total cash from financing
               activities                               12,655          4,038
                                                  ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (709)          (357)
                                                  ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                 (100,288)       (12,484)

CASH AND CASH EQUIVALENTS, beginning of period         287,700        109,794
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS, end of period          $    187,412   $     97,310
                                                  ------------   ------------
                                                  ------------   ------------

             See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                   SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            1ST            4TH            3RD            2ND
                                          QUARTER        QUARTER        QUARTER        QUARTER
                                            1999           1998           1998           1998
                                        -----------    -----------    -----------    -----------
NET SALES                               $   367,205    $   396,151    $   362,496    $   334,635

COST OF PRODUCT SOLD                        192,371        212,382        193,641        177,668
                                        -----------    -----------    -----------    -----------

GROSS PROFIT                                174,834        183,769        168,855        156,967
                                        -----------    -----------    -----------    -----------

      Gross profit percentage                 47.6%          46.4%          46.6%          46.9%
                                        -----------    -----------    -----------    -----------

EXPENSES:
   Research and development                  38,987         34,101         35,775         37,097
   Selling and administration                77,727         73,029         68,476         64,409
   Goodwill amortization                      4,776          3,196          2,954          2,968
   Non-recurring charges                     60,327             --             --             --
                                        -----------    -----------    -----------    -----------
      Total expenses                        181,817        110,326        107,205        104,474
                                        -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                      (6,983)        73,443         61,650         52,493

OTHER INCOME (EXPENSE), NET:
   Interest                                    (838)         1,012          1,109          1,115
   Other                                       (878)        (3,114)          (285)          (780)
                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES            (8,699)        71,341         62,474         52,828

PROVISION FOR INCOME TAXES                    4,526         24,968         21,867         18,489
                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                       $   (13,225)   $    46,373    $    40,607    $    34,339
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE (BASIC)       $     (0.10)   $      0.34    $      0.30    $      0.26
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE (DILUTED)     $     (0.10)   $      0.34    $      0.30    $      0.25
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC)                         135,206        134,784        134,525        134,275
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)                       135,206        136,649        136,826        136,283
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------


             See accompanying notes to consolidated financial statements.

                   ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 ACCOUNTING POLICIES: The information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the three months ended January 31, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at January 31, 1999, and October 31, 1998, consisted of (in thousands):

                                              January 31       October 31,
                                                 1999             1998
                                             -------------    -------------
             Purchased materials and         $     184,416    $     156,006
               manufactured products
             Work-in-process                        19,644           19,757
                                             -------------    -------------
                                             $     204,060    $     175,763
                                             -------------    -------------
                                             -------------    -------------

Note 3 NON-RECURRING CHARGES: The non-recurring charges of $60.3 million during the quarter ended January 31, 1999 represent restructuring charges of $30.0 million and the write-off of purchased in-process research and development charges of $30.3 million from the acquisitions of Teledata Communications Ltd., Hadax Electronics, Inc. and Phasor Electronics, GmbH. Purchased in-process research and development charges are described in Note 4 below.

            In November 1998, ADC's management approved a restructuring plan, which included initiatives to integrate the software operations of the former Wireless Systems Group with the newly formed Integrated Solutions Group, consolidate unproductive and duplicative facilities, reposition certain products and dispose of product lines that no longer fit ADC's current focus and growth strategy. Total accrued restructuring costs of $30.0 million were charged to operations in the first quarter related to these initiatives.
            These restructuring charges included employee termination costs and other incremental costs incurred as a direct result of the restructuring plan.

Note 4 ACQUISITIONS: ADC completed three acquisitions during the first quarter of fiscal 1999 as follows:

                                                              TRANSACTION VALUE
                                ACQUISITION                     (IN THOUSANDS)
                 ------------------------------------------   -----------------
                 Teledata Communications, Ltd.
                  (acquired November 1998)                    $       209,000
                 Hadax Electronics, Inc.
                  (acquired November 1998)                             25,000
                 Phasor Electronics, GmbH
                  (acquired January 1998)                               9,300
                                                              ---------------
                                                              $       243,300
                                                              ---------------
                                                              ---------------

            The aggregate purchase price of $243.3 million consisted of cash plus stock options valued at approximately $8.3 million and the assumption of existing debt (offset by the inclusion of cash in the acquired companies). The cash component of the purchase price was paid primarily through the use of funds previously obtained under the Company's available revolving credit facility. The results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in ADC's financial statements from the date of acquisition.

            The purchase price was allocated to the assets acquired and liabilities assumed based on ADC's estimates of fair value. The fair value of approximately $96 million assigned to intangible assets acquired consists of existing technology, assembled work force, non-competition agreements, agency relationships, customer accounts and other less significant intangible assets. The application of purchase accounting to the acquisitions described above was based on independent third-party appraisals using preferred valuation techniques to attribute fair value to acquired assets. Estimation of the fair value of in-process research and development included consideration of factors specific to the products, such as stage of completion, complexity of the work completed to date, the difficulty of completing development within a reasonable period of time, technological uncertainties, costs already incurred and the projected costs to complete. Based on these factors, management determined that it was appropriate to record a write-off of purchased in-process research and development charges of $30.3 million for the quarter ended January 31, 1999. The appraisals incorporated management's best estimates for future revenue and profitability from products in the process of development at the time of acquisition. As is the case with all projections of future events, actual results could differ.

            The financial statements include results from acquisitions for periods subsequent to acquisition dates. Inclusion of financial data prior to the acquisition dates would not have a material effect on reported results.

Note 5 COMPREHENSIVE INCOME: On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income". The standard requires the display and reporting of comprehensive income, which includes all changes in shareowners' equity with the exception of additional investments by shareowners or distributions to shareowners. Comprehensive income for the Company includes net income and the effect of translation which is charged or credited to the cumulative translation adjustments account within shareowners' equity. Comprehensive income for the three months ended January 31, 1999 and 1998 is as follows (dollars in thousands):

                                             FOR THE QUARTER ENDED JANUARY 31,
                                            ----------------------------------
                                                 1999                1998
                                            --------------       -------------
            Net income (loss)               $      (13,225)      $      25,409
            Changes in cumulative
              translation adjustments                1,394              (3,255)
                                            --------------       --------------
            Comprehensive income (loss)     $      (11,831)      $      22,154
                                            --------------       --------------
                                            --------------       --------------

Note 6 EARNINGS PER SHARE: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the quarters ended January 31, 1999 and 1998.

                                                QUARTERS ENDED JANUARY 31,
                                             ---------------------------------
            (IN THOUSANDS EXCEPT EARNINGS          1999             1998
            PER SHARE)                       ---------------   ---------------
            Net income (loss)                $       (13,225)  $        25,409
            Net income (loss) per common
             share (basic)                             (0.10)             0.19
            Net income (loss) per common
             share (diluted)                           (0.10)             0.19
            Weighted average common shares
             outstanding (basic)                     135,206           133,719

            Effect of diluted securities -
             stock options*                               --             3,195
            Weighted average common shares
             outstanding (diluted)                   135,206           136,914

            *Stock options were antidilutive in the quarter ended January 31, 1999 due to a net loss for the period. As a result, there is no effect to the weighted average shares outstanding.

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

            In connection with the stock repurchase program, the Company sold put options to independent third parties that entitle holders of the options to sell shares of Company common stock to the Company. In addition, the Company purchased call options from the same parties that entitled the Company to buy shares of its common stock. In January 1999, ADC received 188,100 shares of its common stock in partial settlement of outstanding options. The remaining options were settled in February 1999. As a result of the February settlement of outstanding options, ADC received an additional 849,522 shares. Shares received in settlement of the "equity collar" arrangements were retired and remain available for re-issuance at a later date. These settlements had an insignificant effect on ADC's financial statements for the quarter ended January 31, 1999 and will not significantly affect ADC's future results of operations or financial condition.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     ADC Telecommunications, Inc. ("ADC") offers a broad range of systems and solutions that enable its customers to create and upgrade their communications networks to support increasing user demand for voice, Internet/data and video services. Telephone companies, cable TV operators, wireless service providers and other communications service providers are building the infrastructure required to offer high-speed Internet access, data, video, telephony and other interactive multimedia services to residential and business customers. Broader network bandwidths are required for these services, and ADC's development efforts and product offerings are focused on "unlocking the capacity of the local loop" by eliminating bottlenecks and increasing the speed and efficiency of communications networks. The local loop is the last mile of the communications network from the local service providers' offices through the network equipment that connects to the end-user's residence or business.

     ADC offers hardware and software systems, and integrated solutions within the following four product groups: Broadband Connectivity Group, Business Broadband Group, Residential Broadband Group and Integrated Solutions Group. Each of these groups is described below.

     BROADBAND CONNECTIVITY products are designed for use in twisted-pair, coaxial, fiber-optic or wireless transmission networks and are sold to both public and private global service providers. ADC's Broadband Connectivity products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the local loop portion and central office of global public and private networks. ADC's Broadband Connectivity products are sold to the Regional Bell Operating Companies, other telephone companies, long distance carriers, other public network providers (including cable TV operators and wireless services providers), international network operators, private network providers and original equipment manufacturers (OEM). Broadband Connectivity products include network access/connection devices for twisted-pair and coaxial networks, network access/connection devices for fiber-optic networks, modular fiber-optic cable routing systems, outside plant cabinets and other enclosures, and wireless infrastructure equipment. Broadband Connectivity products also include ADC's family of CityWide-TM- wireless systems products, which consist of wideband digital microcells and repeaters for extending cellular communication coverage, both in buildings and outdoors.

     BUSINESS BROADBAND products enable carriers to deliver voice, Internet/data and video services to their business customers. Products include Interoffice and Loop Transport Platforms (including Soneplex(R) and Cellworx-TM-products) as well as a broad family of access devices often sold with these platforms to provide complete service delivery solutions. Soneplex is a carrier-class, intelligent loop access platform enabling Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers to deliver T1/E1-based services over copper or fiber facilities. Soneplex integrates functions and capabilities that reduce a carrier's total cost of delivering T1/E1-based services. Cellworx is a next-generation OC-12/48 SONET/SDH transport element integrating ATM and SONET/SDH technologies. While Soneplex is centered on T1/E1-based service delivery, Cellworx is a broad-based service delivery infrastructure product aimed at reducing a carrier's capital and operating costs of delivering a full range of high-speed and low-speed services over copper (HDSL, ADSL and others) or fiber facilities. Business Broadband products also include access devices, consisting of Customer Located Devices (which are part of the carrier's network) as well as Customer Premise Devices (which are owned by the carrier's business customer). These products can work alone or in conjunction with Soneplex or Cellworx products or with other vendors' transport systems. They include DSU/CSUs, T1/E1 multiplexers (offering a variety of voice, data and video interfaces), T3/E3 multiplexers, integrated access devices and ATM access concentrators.

     During the quarter ended January 31, 1999, the Business Broadband Group introduced its new ServicePoint and Opera access products, recorded its first revenues for Cellworx and shipped its new Soneplex HDSL2 capability (i.e., single pair HDSL) to a key customer beta trial. ServicePoint is designed to be the industry's next generation DSU/CSU product, and Opera is designed to be the industry's next generation Integrated Access Device. ADC believes that ServicePoint is the first to integrate, terminate, and monitor traffic control capabilities and that Opera is the first protocol independent service platform enabling multiple services to be delivered flexibility and cost effectively from the same platform.

     RESIDENTIAL BROADBAND products offer digital transport systems that enable cable TV operators to economically transport high-speed digital signals for two-way voice, video and Internet/data services to residences and businesses, primarily through ADC's Homeworx-TM- access transport platform and DV6000-TM-system. ADC's Homeworx access transport platform utilizes Hybrid Fiber/Coaxial
(HFC) technology. The Homeworx system has been designed for deployment on video-only, telephony-only and integrated video, telephony and data broadband networks provided by telephone operating companies, cable TV operators and other communications common carriers. ADC's DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format over fiber in the super trunking portions of cable TV, broadcast and interactive video networks. The DV6000 system and related MPEG-based products are also used to provide a wide range of video transport and interactive distance learning services for government, campus and other broadcast markets. ADC also provides a line of analog fiber-optics transmitter and node products for the cable TV industry. These products are deployed in the United States and internationally by cable TV operators that are upgrading their equipment to carry two-way service over HFC systems, including digital interactive video, Internet/data and voice services.

     Teledata Communications, Ltd. was acquired on November 5, 1998. Teledata's product portfolio consists of a family of digital loop carriers and wireless local loop access solutions. Digital loop carriers (DLC's) include the BroadAccess-TM- family of compact and flexible future generation DLCs, which provide voice and data services. Teledata's wireline and wireless solutions address a wide variety of access requirements both in situations where new networks are being deployed and in established networks. Its products are modular and scalable making them easily configurable for differing subscriber cluster sizes, and are suitable for indoor or outdoor installations in a variety of environmental conditions and network configurations. Teledata's products also offer advanced monitoring, testing, maintenance and management features and incorporate a number of core technologies, including fiber optics and high speed digital transmissions, digital radio and software for telecommunications network management and protocol conversion.

     The purchase of Phasor Electronics, an Austrian-based manufacturer of radio frequency amplifiers, provides the Residential Broadband Group with an established international customer base as well as the critical local engineering and support services required to compete in the rapidly growing European market for cable TV amplifiers. Phasor's customer base includes major European cable television operators and original equipment manufacturers.

     INTEGRATED SOLUTIONS products consist of project management, technical consulting and design, implementation, reliability, performance and training services, and software systems, which support multi-division and multi-vendor solutions. ADC provides services and software primarily to telephone operating companies, cable TV operators, other common carriers and users of private communications networks. Software is provided through ADC's subsidiaries, ADC NewNet, ADC Metrica and ADC Apex. ADC NewNet is a developer of intelligent network communications software, including Signaling Systems 7 (SS7) technology, wireless intelligent network products (such as short messaging servers) and products compliant with the Communications Assistance to Law Enforcement Act (CALEA). ADC Metrica designs and sells communications network performance management software to wireline and wireless service providers. ADC Apex provides SoftXchange-TM- network management software and operations and business support system services.

     Historically, ADC's principal product offerings generally consisted of copper-based and fiber-optic-based products designed to address the needs of its customers for transmission and connectivity on traditional telephony networks. With the growth of multimedia applications and the related development of enhanced voice, Internet/data and video services, ADC's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and hardware, software and service offerings for broadband communications applications. The market for broadband communications hardware and software systems, and integrated solutions is evolving and rapidly changing. ADC's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups addressing this market and also dependent on the growth of the market. The growth in the market for such broadband communications products is dependent on a number of factors, including the amount of capital expenditures by communications service providers, regulatory and legal developments, changes to capital expenditure rates by communications service providers (which could result from the ongoing consolidation of customers in these markets as well as the addition of new customer entrants to the market) and end-user demands for integrated voice, Internet/data, video and other communications services. There can be no assurance that ADC's new or enhanced products and services will meet with market acceptance or be profitable.

     ADC's operating results may fluctuate significantly from quarter to quarter due to several factors. ADC is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. ADC's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. In addition, ADC's results of operations are subject to seasonal factors. ADC historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and ADC year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future.

YEAR 2000 MATTERS

     Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect ADC and the U.S. and world economy generally.

     ADC's project team (consisting of representatives from its information technology, finance, business development, manufacturing, product development, sales, marketing and legal departments) is addressing internal and external Year 2000 issues. ADC's internal financial, manufacturing and other computer systems are being reviewed to assess and minimize Year 2000 issues. ADC's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems may contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). ADC's Year 2000 readiness program includes the following phases: identifying systems that may be modified or replaced; carrying out modifications to existing systems or convert to new systems; and conducting validation testing of various systems and applications to determine their readiness. ADC is currently finishing the second and beginning the third phase of this program for its corporate-level IT systems and finishing the first and beginning the second phase for other systems.

     ADC's product development processes currently contain steps to include Year 2000 readiness verification for all current and future products. Most of ADC's existing products are currently Year 2000 ready, and ADC believes that all of its products will be Year 2000 ready prior to October 31, 1999.

     The amount of work required to address Year 2000 issues is not expected to be extensive. ADC has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address Year 2000 issues. However, ADC may be required to modify some of its existing hardware and software.

     ADC retained a consulting firm to assess ADC's corporate-level IT system readiness for Year 2000. The firm concluded that more than 75% of these hardware and software systems are Year 2000 ready. ADC has addressed the remaining 25% and is assessing the other hardware and software used by ADC and its business units for Year 2000 readiness. ADC estimates that it will complete its Year 2000 readiness program for all of its significant internal systems by October 31, 1999.

     ADC retained the same consulting firm to assess ADC's engineering design systems readiness for Year 2000. The firm concluded that 80% of ADC's engineering application software is or is in the process of becoming Year 2000 ready and 75% of the engineering hardware is or is in the process of becoming Year 2000 ready. ADC has addressed the remaining hardware and software used by ADC and its business units for Year 2000 readiness. ADC estimates that it will complete its Year 2000 readiness program for all of its significant engineering design systems by October 31, 1999.

     In addition, ADC is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products and services purchased by ADC from such suppliers will function properly in the year 2000. Also, contacts are being made with ADC's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem.
However, it is impossible to fully assess the potential consequences in the event that service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

     The total estimated cost for resolving ADC's Year 2000 issues is approximately $3.5 million, of which approximately $1.7 million has been spent through January 31, 1999. The total cost estimate includes the cost of replacing systems in cases where ADC has accelerated plans to replace such systems, which are not Year 2000 ready. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

     Based on its assessments to date, ADC believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, or interfacing with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to ADC, a shutdown of certain of ADC's operations at individual facilities could occur for the duration of the disruption. ADC is developing a contingency plan (in the event of a Year 2000 disruption) to provide for continuity of processing based on the outcome of testing its Year 2000 readiness program and the results of surveying its major suppliers and customers. Preliminary contingency plans are expected to be completed in April 1999 and final plans by June 1999. Assuming no major disruption in service from utility companies or other critical third-party providers, ADC believes that it will be able to manage its total Year 2000 transition without any material effect on ADC's results of operations or financial condition.

     The most reasonably likely worst-case scenario of failure by ADC or its suppliers or customers to resolve Year 2000 issues could potentially be a temporary slowdown or cessation of manufacturing operations at one or more of ADC's facilities, and/or a temporary inability on the part of ADC to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders could potentially affect the timing of billings to and payments received from customers and could result in complaints, charges or claims. Customers' Year 2000 issues could potentially also delay the timing of payments to ADC.

EURO CONVERSION

     On January 1, 1999, several member countries of the European Union established fixed conversion rates, and adopted the Euro as their new common legal currency. Beginning on such date, the Euro began trading on currency exchanges while the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

     During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002 the participating countries will introduce Euro currency coins and withdraw all legacy currencies.

     The Euro conversion may affect cross-border competition by creating cross-border price transparency. ADC is assessing its pricing and marketing strategy in order to insure that ADC remains competitive in a broader European market. ADC is also modifying its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies. In addition, ADC is reviewing whether certain existing contracts will need to be modified. ADC's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. ADC will continue to evaluate issues involving introduction of the Euro. Based on current information and assessments, ADC does not expect that the Euro conversion will have a material effect on its results of operations or financial condition.

RISK MANAGEMENT

     In the past, the Company has sold put options and purchased call options on shares of the Company's common stock in connection with its stock repurchase program. See Note 7 to the Unaudited Consolidated Financial Statements. The Company is not currently a party to any such put option and call option program, but the Company may elect to enter into such a program in the future. In the event it does so, the Company would have exposure to adverse market changes in the value of its common stock.

     ADC is exposed to market risk from changes in foreign currency exchange rates, which could impact ADC's results of operations and financial condition. To a limited extent, ADC manages its exposure to these market risks through the use of short-term foreign currency forward contracts. ADC has historically hedged accounts receivable in foreign currencies, but may in the future hedge anticipated transactions with vendors and customers to further manage risk of fluctuations in currency exchange rates. ADC uses forward contracts as risk management tools and not for speculative purposes. While ADC manages exposure to foreign currency fluctuations relating to customer transactions, the decline in value of currencies may adversely affect future product sales because ADC's products may become more expensive for customers to purchase in their local currency.

RESULTS OF OPERATIONS

     The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 1999 and 1998 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                                                      PERCENTAGE
                                                                                       INCREASE
                                                       PERCENTAGE OF NET SALES        (DECREASE)
                                                       FOR THE QUARTERS ENDED          BETWEEN
                                                             JANUARY 31                PERIODS
                                                  -------------------------------   --------------
                                                       1999             1998
                                                  --------------   --------------
NET SALES                                             100.0%           100.0%            28.2%
COST OF PRODUCT SOLD                                  (52.4)           (53.4)            25.9
                                                  --------------   --------------
GROSS PROFIT                                           47.6             46.6             30.9
EXPENSES:
        Research and Development                      (10.6)           (10.7)            26.0
        Selling and administration                    (21.2)           (21.7)            25.2
        Goodwill amortization                          (1.3)            (0.9)            88.2
        Non-recurring charges                         (16.4)            --               --
                                                  --------------   --------------   --------------
OPERATING INCOME (LOSS)                                (1.9)            13.3           (118.4)
OTHER INCOME (EXPENSE), NET:
        Interest                                       (0.2)             0.5           (158.0)
        Other                                          (0.3)            (0.1)          (163.7)
                                                  --------------   --------------
INCOME (LOSS) BEFORE INCOME TAXES                      (2.4)            13.7           (122.3)
PROVISION FOR INCOME TAXES                             (1.2)            (4.8)           (66.9)
                                                  --------------   --------------
NET INCOME (LOSS)                                      (3.6)%            8.9%          (152.0)
                                                  --------------   --------------   --------------
                                                  --------------   --------------   --------------

     NET SALES: The following table sets forth the Company's net sales for the quarters ended January 31, 1999 and 1998 for each of the Company's functional product groups described above:

                                                             QUARTER ENDED JANUARY 31, ($ IN THOUSANDS)
                                                  -------------------------------------------------------------
                                                              1999                            1998
                                                  -----------------------------   -----------------------------
                 PRODUCT GROUP                      NET SALES           %           NET SALES           %
-----------------------------------------------   -------------   -------------   -------------   -------------
BROADBAND CONNECTIVITY                            $    175,196        47.7%       $    126,127        44.0%
BUSINESS BROADBAND                                      73,283        19.9              80,483        28.1
RESIDENTIAL BROADBAND                                   66,369        18.1              43,236        15.1
INTEGRATED SOLUTIONS                                    52,357        14.3              36,550        12.8
                                                  -------------   -------------   -------------   -------------

     TOTAL                                        $    367,205       100.0%       $    286,396       100.0%
                                                  -------------   -------------   -------------   -------------
                                                  -------------   -------------   -------------   -------------

     Net sales for the quarter ended January 31, 1999 were $367.2 million, an $80.8 million or 28.2% increase over the comparable 1998 quarter. This net increase is the result of increases in net sales for the broadband connectivity products plus revenue contributions from companies acquired since January 31, 1998. Such revenue contributions from acquired companies totaled $25.9 million for the quarter ended January 31, 1999. Consistent with prior years, ADC's first quarter sales were adversely impacted by the seasonal buying patterns of its customers. As such, first quarter revenues were $28.9 million less than fourth quarter 1998 revenues.

     Net sales of Broadband Connectivity products represent 47.7% of total revenues and increased 38.9% during the quarter ended January 31, 1999. The growth in this product group is primarily attributable to strong global demand for ADC's DSX products, optical components, and fiber frames. The Company expects that future sales of Broadband Connectivity products will continue to account for a substantial portion of the Company's revenues, although these products may decline as a percentage of total net sales primarily due to the ongoing evolution of technologies in the telecommunications marketplace.

     During the quarter ended January 31, 1999, net sales of Business Broadband products decreased $7.2 million or 8.9% over the comparable 1998 quarter. The decrease was the result of lower shipments of Loop Transport and CSU/DSU access products due to temporary changes in customer buying patterns by certain large customers.

     The $23.1 million or 53.5% increase in net sales of Residential Broadband products is primarily the result of the additional shipments from Teledata which was acquired in November 1998 and the continued roll out of Homeworx-TM- cable telephony systems.

     During the quarter ended January 31, 1999, net sales of Integrated Solutions Group increased $15.8 million or 43.2% over the comparable 1998 quarter as record first quarter sales were recorded for both system integration services and software products. Strong demand continues as telecommunication service providers aggressively build and upgrade networks that offer integrated voice, video and Internet/data services.

     GROSS PROFIT: The gross profit percentage for first quarter 1999, 47.6% of net sales, improved over the 46.6% gross profit percentage for first quarter 1998 primarily due to a product sales mix that was weighted toward sales of higher margin products. Future gross profit percentages will continue to be affected by the mix of products, the timing of new product introductions and manufacturing volume, among other factors.

     OPERATING EXPENSES: Operating expenses for the quarters ended January 31, 1999 and 1998 were $181.8 million (including non-recurring charges of $60.3 million in the first quarter of 1999), and $95.6 million, respectively. The 1999 non-recurring charges represent the write-off of purchased in-process research and development costs resulting from the acquisitions of Teledata Communications, Hadax Electronics, and Phasor Electronics along with costs for strategic restructuring of the product line previously referred to as Wireless Systems Group. See Notes 3 and 4 to the Consolidated Financial Statements concerning restructuring costs and the write-off of purchased in-process research and development costs. Operating expenses before non-recurring charges for the quarters ended January 31, 1999 and 1998 were $121.5 million and $95.6 million, representing 33.1% and 33.4% of net sales, respectively. The increase in absolute dollars of operating expenses before non-recurring charges was due primarily to costs associated with acquired companies and expanded operations necessary to support higher revenue levels.

     Research and development expenses were $39.0 million for the quarter ended January 31, 1999, representing a 26.0% increase over $30.9 million for the quarter ended January 31, 1998. The increase reflects the activities from acquired companies plus substantial product development and introduction efforts in all functional product groups. ADC believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each functional product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

     Selling and administration expenses were $77.7 million for the quarter ended January 31, 1999, representing a 25.2% increase over the quarter ended January 31, 1998. The increase reflects selling activities of acquired companies, new product introductions and additional personnel costs related to expanded operations.

     Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. The amortization of goodwill from new acquisitions resulted in increased goodwill amortization expense of $4.8 million for the quarter ended January 31, 1999, compared to $2.5 million in the quarter ended January 31, 1998.

     OTHER INCOME (EXPENSE), NET: For the quarters ended January 31, 1999 and 1998, the net interest income (expense) category represented net interest income
on cash and cash equivalents.   See "Liquidity and Capital Resources" below for
a discussion of cash levels.

     Other expense primarily represented the gain or loss on foreign exchange transactions, the sale of fixed assets and the ADC's share of net operating results of its investments in other companies accounted for on an equity basis.

     INCOME TAXES: The effective income tax rate for the 1999 quarter was significantly affected by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during the quarter. In addition, a higher marginal rate of 37% was applied to restructuring expenses. Excluding the impact of purchased in-process research and development and the higher rate used for restructuring charges, the effective income tax rate was 34% and 35% for the quarters ended January 31, 1999 and 1998, respectively. In addition to the non-deductible goodwill amortization included in operating expenses each quarter, the rates reflect the beneficial impact of foreign and domestic tax incentives.

     NET INCOME: ADC reported a net loss of $13.2 million (or $0.10 per share) for the quarter ended January 31, 1999, compared to net income of $25.4 million (or $0.19 per share) for the quarter ended January 31, 1998. See Note 3 to the Unaudited Consolidated Financial Statements. Before the non-recurring charges of $47.3 million, net of tax, net income for the quarter ended January 31, 1999 was $34.1 million (or $0.25 per share).

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $100.3 million and $12.5 million during the quarters ended January 31, 1999 and 1998, respectively. The major elements of the 1999 decrease were the use of cash for acquisitions offset by $104.5 million provided by operations plus approximately $40 million cash that was obtained in the Teledata acquisition. The major elements of the 1998 change were cash provided by operations of $23.5 million offset by cash used in the acquisition of W.E.Tech, Inc. ($16 million) and the purchase of property and equipment ($24.3 million).

     At January 31, 1999 and October 31, 1998, the Company had approximately $204.8 million and $202.8 million of debt outstanding, respectively. This represents $200 million outstanding on a revolving credit facility plus debt of acquired companies.

     Management believes that current cash balances, cash generated from operating activities, and available credit facilities will be adequate to fund working capital requirements and capital expenditures during the remainder of the fiscal year. However, ADC may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions, or otherwise.

     At January 31, 1999, ADC has a $340 million five-year credit facility for general corporate purposes. During fiscal 1998 ADC drew $200 million under the facility in connection with its pending acquisition of Teledata. This amount remains outstanding at January 31, 1999 at an interest rate equal to commercial paper interest rate plus 25 basis points (5.25% at January 31, 1999).

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent ADC's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of ADC's cash balances and cash generated from operating and financing activities for ADC's future liquidity and capital resource needs. ADC cautions that any forward-looking statements made by the Company in this Form 10-Q or in other announcements made by ADC are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99-a to the Company's Report on Form 10-K for the year ended October 31, 1998.

                             PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

               None.

ITEM 2.   CHANGES IN SECURITIES

               None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. An annual meeting of shareholders was held on February 23, 1999. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.

          b. At the annual meeting, James C. Castle, Donald M. Sullivan and John D. Wunsch were elected as directors, and William J. Cadogan, Thomas E. Holloran, B. Kristine Johnson, Alan E. Ross, Jean-Pierre Rosso and Warde F. Wheaton continued as directors after the annual meeting.

                The following table shows the vote totals with respect to the election of the three directors:

                For terms expiring in 2002

                                             VOTES             AUTHORITY
                       NAME                   FOR               WITHHELD
                -------------------------------------------------------------
                James C. Castle           119,511,932           358,170
                Donald M. Sullivan        119,516,486           353,616
                John D. Wunsch            119,513,477           356,625

          c. In addition to the election of directors, shareholders also approved amendments to ADC's 1991 Stock Incentive Plan to (i) increase the number of shares available for issuance pursuant to awards thereunder, (ii) extend the term of the 1991 Stock Incentive Plan until February 26, 2006 and (iii) limit the number of shares of ADC Common Stock that can be issued as restricted stock awards under the 1991 Stock Incentive Plan.

                The following table shows the vote totals with respect to the amendments to the 1991 Stock Incentive Plan:

                         Votes For:                    85,619,838
                         Votes Against:                33,802,985
                         Abstentions:                     446,079
                         Broker non-votes:                  1,200

          d.   None.

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

                10-a   ADC Telecommunications, Inc. 1991 Stock Incentive
                       Plan (as amended and restated through February 23, 1999).

                27-a   Financial Data Schedule.

          b.    Reports on Form 8-K

               None

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 16, 1999                  ADC TELECOMMUNICATIONS, INC.


                                        By:  /s/ Robert E. Switz
                                             ----------------------------------
                                                 Robert E. Switz
                                                 Senior Vice President, Chief
                                                 Financial Officer
                                                 (Principal Financial Officer,
                                                 Duly Authorized Officer)

                            ADC TELECOMMUNICATIONS, INC.
                             EXHIBIT INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JANUARY 31, 1999


Exhibit No.      Description
----------       -----------

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

10-a             ADC Telecommunications, Inc. 1991 Stock Incentive Plan
                 (as amended and restated through February 23, 1999) . . . .

27-a             Financial Data Schedule . . . . . . . . . . . . . . . . . .