Form 10-Q
period 1999-04-30
ADC TELECOMMUNICATIONS INC
filed 1999-06-11
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

(Mark One)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999

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

       Common stock, $.20 par value: 135,500,744 shares as of June 9, 1999

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)

                                     ASSETS


                                                          APRIL 30,  OCTOBER 31,
                                                            1999       1998
                                                       -----------   -----------
                                     ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                     $  124,708    $  287,700
          Accounts receivable                              336,761       365,989
          Inventories                                      215,759       175,763
          Prepaid income taxes and other assets             48,899        33,418
                                                        ----------    ----------
              Total current assets                         726,127       862,870

PROPERTY AND EQUIPMENT, net                                279,299       256,961

OTHER ASSETS, principally goodwill                         302,365       180,756
                                                        ----------    ----------

                                                        $1,307,791    $1,300,587
                                                        ----------    ----------
                                                        ----------    ----------


                     LIABILITIES AND SHAREOWNERS' INVESTMENT

CURRENT LIABILITIES:
          Accounts payable                              $   81,415    $   67,150
          Accrued liabilities                              164,167       115,559
          Note payable                                      70,000       200,000
          Current maturities of long-term debt                 361           735
                                                        ----------    ----------
              Total current liabilities                    315,943       383,444


LONG-TERM DEBT, less current maturities                      9,464         2,769
                                                        ----------    ----------
              Total liabilities                            325,407       386,213

SHAREOWNERS' INVESTMENT
          (135,350 and 134,897 shares
            outstanding, respectively)                     982,384       914,374
                                                        ----------    ----------

                                                        $1,307,791    $1,300,587
                                                        ----------    ----------
                                                        ----------    ----------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                    FOR THE QUARTERS ENDED                  FOR THE SIX MONTHS ENDED
                                                           APRIL 30,                               APRIL 30,
                                               -----------------------------             -----------------------------
                                                 1999                 1998                 1999                 1998
                                               --------             --------             --------             --------
NET SALES                                      $420,129             $334,635             $787,334             $621,031
                                               --------             --------             --------             --------

COST OF PRODUCT SOLD                            218,545              177,668              410,916              330,514
                                               --------             --------             --------             --------

GROSS PROFIT                                    201,584              156,967              376,418              290,517
                                               --------             --------             --------             --------

            Gross profit percentage                48.0%                46.9%                47.8%                46.8%
                                               --------             --------             --------             --------

EXPENSES:
        Research and development                 40,193               37,097               79,180               68,036
        Selling and administration               87,163               64,409              164,890              126,501
        Goodwill amortization                     5,096                2,968                9,872                5,506
        Non-recurring charges                      --                   --                 60,327                 --
                                               --------             --------             --------             --------

            Total expenses                      132,452              104,474              314,269              200,043
                                               --------             --------             --------             --------

OPERATING INCOME                                 69,132               52,493               62,149               90,474

OTHER INCOME (EXPENSE), NET:
            Interest                               (426)               1,115               (1,264)               2,559
            Other                                  (704)                (780)              (1,582)              (1,114)
                                               --------             --------             --------             --------

INCOME BEFORE INCOME TAXES                       68,002               52,828               59,303               91,919

PROVISION FOR INCOME TAXES                       23,120               18,489               27,646               32,172
                                               --------             --------             --------             --------

NET INCOME                                      $44,882              $34,339              $31,657              $59,747
                                               --------             --------             --------             --------
                                               --------             --------             --------             --------

AVERAGE COMMON SHARES OUTSTANDING
     (BASIC)                                    135,173              134,275              135,190              133,997
                                               --------             --------             --------             --------
                                               --------             --------             --------             --------

EARNINGS PER SHARE (BASIC)                      $  0.33              $  0.26              $  0.23              $  0.45
                                               --------             --------             --------             --------
                                               --------             --------             --------             --------

AVERAGE COMMON SHARES OUTSTANDING
     (DILUTED)                                  139,042              136,283              138,373              136,367
                                               --------             --------             --------             --------
                                               --------             --------             --------             --------

EARNINGS PER SHARE (DILUTED)                    $  0.32              $  0.25              $  0.23              $  0.44
                                               --------             --------             --------             --------
                                               --------             --------             --------             --------


          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)



                                                                             FOR THE SIX MONTHS ENDED
                                                                                    APRIL 30,
                                                                            -------------------------
                                                                               1999         1998
                                                                            -----------   -----------
OPERATING ACTIVITIES:
      Net income                                                             $  31,657    $  59,747
      Adjustments to reconcile net income to net cash from
         operating activities -
             Non-recurring charges                                              60,327         --
             Depreciation and amortization                                      43,521       26,430
             Reduction in deferred compensation                                    368          278
             Other                                                               3,474          663
             Changes in assets and liabilities
                      Accounts receivable                                       46,878      (19,235)
                      Inventories                                              (18,365)      (7,589)
                      Prepaid income taxes and other assets                     (3,623)      (4,137)
                      Accounts payable                                           6,954      (11,434)
                      Accrued liabilities                                       18,841         (973)
                                                                             ---------    ---------
                           Total cash from operating activities                190,032       43,750
                                                                             ---------    ---------

INVESTMENT ACTIVITIES:
      Acquisitions                                                            (192,422)     (16,000)
      Property and equipment additions, net                                    (46,588)     (46,702)
      Long-term investments                                                    (13,146)         888
                                                                             ---------    ---------
                           Total cash used for investment activities          (252,156)     (61,814)
                                                                             ---------    ---------

FINANCING ACTIVITIES:
      Decrease in debt                                                        (128,108)        (189)
      Common stock issued                                                       28,170       10,494
                                                                             ---------    ---------
                           Total cash from/(used for) financing activities     (99,938)      10,305
                                                                             ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (930)        (264)
                                                                             ---------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                         (162,992)      (8,023)

CASH AND CASH EQUIVALENTS, beginning of period                                 287,700      109,794
                                                                             ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                     $ 124,708    $ 101,771
                                                                             ---------    ---------
                                                                             ---------    ---------


          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         2ND           1ST           4TH           3RD
                                       QUARTER       QUARTER       QUARTER       QUARTER
                                         1999          1999          1998          1998
                                      ---------     ---------     ---------     ---------
NET SALES                             $ 420,129     $ 367,205     $ 396,151     $ 362,496

COST OF PRODUCT SOLD                    218,545       192,371       212,382       193,641
                                      ---------     ---------     ---------     ---------

GROSS PROFIT                            201,584       174,834       183,769       168,855
                                      ---------     ---------     ---------     ---------

           Gross profit percentage         48.0%         47.6%         46.4%         46.6%
                                      ---------     ---------     ---------     ---------

EXPENSES:
       Research and development          40,193        38,987        34,101        35,775
       Selling and administration        87,163        77,727        73,029        68,476
       Goodwill amortization              5,096         4,776         3,196         2,954
       Non-recurring charges               --          60,327          --            --
                                      ---------     ---------     ---------     ---------
           Total expenses               132,452       181,817       110,326       107,205
                                      ---------     ---------     ---------     ---------

OPERATING INCOME (LOSS)                  69,132        (6,983)       73,443        61,650

OTHER INCOME (EXPENSE), NET:
           Interest                        (426)         (838)        1,012         1,109
           Other                           (704)         (878)       (3,114)         (285)
                                      ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES        68,002        (8,699)       71,341        62,474

PROVISION FOR INCOME TAXES               23,120         4,526        24,968        21,867
                                      ---------     ---------     ---------     ---------

NET INCOME (LOSS)                     $  44,882     $ (13,225)    $  46,373     $  40,607
                                      ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------

EARNINGS (LOSS) PER SHARE (BASIC)     $    0.33     $   (0.10)    $    0.34     $    0.30
                                      ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------

EARNINGS (LOSS) PER SHARE (DILUTED)   $    0.32     $   (0.10)    $    0.34     $    0.30
                                      ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC)                     135,173       135,206       134,784       134,525
                                      ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)                   139,042       135,206       136,649       136,826
                                      ---------     ---------     ---------     ---------
                                      ---------     ---------     ---------     ---------


          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 ACCOUNTING POLICIES: The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the six months ended April 30, 1999, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with ADC's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at April 30, 1999, and October 31, 1998, consisted of (in thousands):


                                           April 30,         October 31,
                                            1999                1998
                                       -------------       -------------
     Purchased materials and              $199,799            $156,006
         manufactured products
     Work-in-process                        15,960              19,757
                                          --------            --------
                                          $215,759            $175,763
                                          --------            --------
                                          --------            --------


Note 3 NON-RECURRING CHARGES: The non-recurring charges of $60.3 million during the quarter ended January 31, 1999 represent restructuring charges of $30.0 million and the write-off of purchased in-process research and development charges of $30.3 million from acquisitions.

          In November 1998, ADC's management approved a restructuring plan, which included initiatives to integrate the software operations of the former Wireless Systems Group with the newly formed Integrated Solutions Group, consolidate unproductive and duplicative facilities, reposition certain products and dispose of product lines that no longer fit ADC's current focus and growth strategy. Total accrued restructuring costs of $30.0 million were charged to operations in the first quarter related to these initiatives. These restructuring charges included employee termination costs and other incremental costs incurred as a direct result of the restructuring plan. Payments during the second quarter have not had a material effect on cash flows. ADC expects the restructuring plan to be completed by fiscal year-end.

Note 4 COMPREHENSIVE INCOME: On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income". The standard requires the display and reporting of comprehensive income, which includes all changes in shareowners' equity with the exception of additional investments by shareowners or distributions to shareowners. Comprehensive income for ADC includes net income and the effect of translations which is a charge or credit to the cumulative translation adjustments account within shareowners' equity. Comprehensive income for the periods ended April 30, 1999 and 1998 is as follows (dollars in thousands):


                                         Three Months Ended             Six Months Ended
                                              April 30,                    April 30,
                                       -----------------------      -----------------------
                                          1999           1998         1999           1998
Net income                             $ 44,882       $ 34,339      $ 31,657       $ 59,747
Changes in cumulative translation
    adjustments                          (2,252)         1,272          (858)        (1,983)
                                       --------       --------      --------       --------
Comprehensive income                   $ 42,630       $ 35,611      $ 30,799       $ 57,764
                                       --------       --------      --------       --------
                                       --------       --------      --------       --------

Note 5 EARNINGS PER SHARE: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended April 30, 1999 and 1998.


                                                 Three Months Ended           Six Months Ended
                                                     April 30,                 April 30,
                                              ----------------------      ----------------------
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                                1999           1998         1999          1998
                                              --------      --------      --------      --------
Net income                                    $ 44,882      $ 34,339      $ 31,657      $ 59,747
Earnings per common share (basic)             $   0.33      $   0.26      $   0.23      $   0.45
Earnings per common share (diluted)           $   0.32      $   0.25      $   0.23      $   0.44
Weighted average common shares
     outstanding (basic)                       135,173       134,275       135,190       133,997
Effect of dilutive securities - stock
     options                                     3,869         2,008         3,183         2,370
Weighted average common shares
     outstanding (diluted)                     139,042       136,283       138,373       136,367


Note 6 In connection with its stock repurchase program, ADC had previously sold put options to independent third parties that entitled holders of the options to sell shares of ADC common stock to the Company. Additionally, ADC had purchased call options (which were subject to caps) from the same parties that entitled the Company to buy shares of its common stock. The terms of these arrangements (which ran until various dates through October 2000) allowed ADC to terminate the arrangements at the Company's option via net share settlement at valuations based on predetermined assumptions. During January and February 1999, ADC elected to settle the arrangements, and according to their terms ADC received a total of 1,037,622 shares of its common stock as the net share settlement of its position.

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

          ADC offers hardware and software systems, and integrated solutions within the following three product groups: Broadband Connectivity, Broadband Transport and Access, and Integrated Solutions. Due to changes in the internal reporting structure of certain product lines during the second quarter ADC has reorganized into three product groups. Each of these groups is described below.

          BROADBAND CONNECTIVITY products are designed for use in twisted-pair, coaxial, fiber-optic or wireless transmission networks and are sold to both public and private global service providers. ADC's broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the local loop portion and central office of global public and private networks. ADC's Broadband Connectivity products are sold to the Regional Bell Operating Companies, other telephone companies, long distance carriers, other public network providers (including cable TV operators and wireless service providers), international network operators, private network providers and original equipment manufacturers. Broadband Connectivity products include network access/connection devices for twisted-pair and coaxial networks, network access/connection devices for fiber-optic networks, modular fiber-optic cable routing systems, outside plant cabinets and other enclosures, and wireless infrastructure equipment. Broadband Connectivity products also include ADC's family of CityWideTM wireless systems products, which consist of wideband digital microcells and repeaters for extending cellular communication coverage, both in buildings and outdoors.

          BROADBAND TRANSPORT AND ACCESS products enable incumbent local exchange carriers (ILEC), competitive local exchange carriers (CLEC), inter-exchange carriers (IXC), community antenna television (CATV) and wireless service providers to transport and/or provide access to the services they sell to their business and residential customers. These products are best categorized as "Service Delivery Infrastructure", and the services being delivered include voice, data (including Internet services), and video. Generally, these products are aimed at upgrading a service provider's network to broadband capabilities while also introducing new service delivery functionality and cost effectiveness into the network.

          Broadband Transport and Access transport products operate in the Interoffice and/or Loop Transport portion of the service provider's network and include Soneplex(R), Cellworx(TM), Homeworx(TM), DV6000(TM) and BroadAccess(TM). Soneplex delivers T1-based services over copper or fiber facilities and approximately 25% of all T1 access circuits in North America are currently delivered over Soneplex. Cellworx, which is a next-generation OC-12/48 SONET/SDH transport element integrating ATM, SONET/SDH and xDSL technologies, is a broad-based service delivery infrastructure product aimed at reducing a carrier's capital and operating costs of delivering a full range of high-speed and low-speed services over copper (HDSL, ADSL and others) or fiber facilities. Homeworx utilizes Hybrid Fiber/Coax (HFC) technology to deliver video-only, telephony-only, or integrated video, telephony and data services over coax loop facilities (which are most prominently owned by CATV operators). ADC also provides a family of analog fiber-optic transmitter and node products that CATV operators use to upgrade their networks for HFC readiness. DV6000 transmits a variety of signal types using a high-speed, uncompressed digital format over fiber facilities, and is used in the super trunking portions of the cable TV, broadcast and a range of interactive video networks, including distance learning government and campus networks. BroadAccess, acquired as part of ADC's 1998 acquisition of Teledata Communications, Ltd. during the first quarter of Fiscal Year 1999, is a family of compact and flexible Digital Loop Carrier systems which are generally used to deliver voice and data services.

          Broadband Transport and Access products include both Customer Located Devices (which are part of the carrier's network) as well as Customer Premise Devices (which are owned by the carrier's business customer). These products can work alone or in conjunction with one of ADC's transport systems or with other vendors' transport systems. These devices include DSU/CSUs, T1/E1 multiplexers and Integrated Access Devices (offering a wide variety of voice, data and video interfaces), T3/E3 multiplexers and ATM access concentrators.

          Through its subsidiary Phasor Electronics, an Austrian-based manufacturer of radio frequency amplifiers, ADC has an established international customer base as well as the critical local engineering and support services required to compete in the rapidly growing European market for cable TV amplifiers. Phasor's customer base includes major European cable television operators and original equipment manufacturers.

          INTEGRATED SOLUTIONS products consist of project management, technical consulting and design, implementation, reliability, performance and training services, and software systems, which support multi-division and multi-vendor solutions. ADC provides services and software primarily to telephone operating companies, cable TV operators, other common carriers and users of private communications networks. ADC is a developer of intelligent network communications software, including Signaling Systems 7 (SS7) technology, wireless intelligent network products (such as short messaging servers) and products compliant with the Communications Assistance to Law Enforcement Act (CALEA). ADC designs and sells communications network performance management software to wireline and wireless service providers. Integrated Solutions also provides ADC SoftXchange(TM) network management software and operations and business support system services.

          Historically, ADC's principal product offerings generally consisted of copper-based and fiber-optic-based products designed to address the needs of its customers for transmission and connectivity on traditional telephony networks. With the growth of multimedia applications and the related development of enhanced voice, Internet/data and video services, ADC's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and hardware, software and service offerings for broadband communications applications. The market for broadband communications hardware and software systems and integrated solutions is evolving and rapidly changing. ADC's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups addressing this market and also dependent on the growth of the market. The growth in the market for such broadband communications products is dependent on a number of factors, including the amount of capital expenditures by communications service providers, regulatory and legal developments, changes to capital expenditure rates by communications service providers (which could result from the ongoing consolidation of customers in the market as well as the addition of new customer entrants to the market) and end-user demands for integrated voice, Internet/data, video and other communications services. There can be no assurance that ADC's new or enhanced products and services will meet with market acceptance or be profitable.

          ADC's operating results may fluctuate significantly from quarter to quarter due to several factors. ADC is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. ADC's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. In addition, ADC's results of operations are subject to seasonal factors. ADC historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and ADC year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. In addition, it is possible that some of ADC's customers may reduce their level of expenditures for ADC's products, particularly software products, in the last half of calendar year 1999 as a precautionary measure relating to the Year 2000 problem with computer systems generally.

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

          ADC's project team (consisting of representatives from its information technology, finance, business development, manufacturing, product development, sales, marketing and legal departments) is addressing internal and external Year 2000 issues. ADC's internal financial, manufacturing and other computer systems have been reviewed to assess and minimize Year 2000 issues. ADC's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems may contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). ADC's Year 2000 readiness program includes the following phases: identifying systems that may be modified or replaced; carrying out modifications to existing systems or convert to new systems; and conducting validation testing of various systems and applications to determine their readiness. ADC is currently finalizing the second phase and is in the process of the third phase of this program for its corporate-level IT systems and finishing the second and beginning the third phase for other systems.

          ADC's product development processes currently contain steps to include year 2000 readiness verification for all current and future products. Most of ADC's existing products are currently Year 2000 ready, and ADC believes that all of its active products will either be Year 2000 ready or have an upgrade path identified on the ADC Year 2000 Internet web page prior to October 31, 1999. Several obsolete or ADC discontinued products will not be upgraded and are so listed on ADC's web page.

          The amount of work required to address Year 2000 issues is not expected to be extensive. ADC has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address Year 2000 issues. Existing hardware and software has been assessed and required modifications have been identified and/or are in the process of being identified.

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

          The total estimated cost for resolving ADC's year 2000 issues is approximately $3.5 million, of which approximately $2.2 million has been spent through April 30, 1999. The total cost estimate includes the cost of replacing systems in cases where ADC has accelerated plans to replace such systems that are not Year 2000 ready. Estimates of year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

          Based upon assessments to date, ADC believes it will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, or interfacing with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water, or telephone service, experience difficulties resulting in disruption of service to ADC, a shutdown of certain of ADC's operations at individual facilities could occur for the duration of the disruption.

          ADC has a number of preliminary contingency plans (in the event of a Year 2000 disruption) for its headquarters and major business unit sites, ranging from primary business systems, to manufacturing processes and facilities, to customer support procedures. Year 2000 readiness and business continuity plans will continue to be addressed by ADC's Year 2000 Program Team for finalization by the end of June 1999. Assuming no major disruption in service from utility companies or other critical third-party providers, ADC believes that it will be able to manage its Year 2000 transition without any material adverse effect on ADC's business, results of operations or financial condition.

          The most reasonably likely worst-case scenario of failure by ADC or its suppliers or customers to resolve Year 2000 issues could potentially be a temporary slowdown or cessation of manufacturing operations at one or more of ADC's facilities, and/or a temporary inability on the part of ADC to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders could potentially affect the timing of billings to and payments received from customers and could result in complaints, charges or claims. Customers' year 2000 issues could delay the timing of customers' payments to ADC, or result in a change in spending patterns by customers which could affect orders and shipments of ADC's products during the remainder of 1999.

EURO CONVERSION

          On January 1, 1999, several member countries of the European Union established fixed conversion rates and adopted the Euro as their new common legal currency. Beginning on such date, the Euro began trading on currency exchanges while the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002 the participating countries will introduce Euro hard currency and withdraw all legacy currencies.

          The Euro conversion may affect cross-border competition by creating cross-border price transparency. ADC is assessing its pricing and marketing strategy in order to ensure that ADC remains competitive in a broader European market. ADC is also modifying its information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. In addition, ADC is reviewing whether certain existing contracts will need to be modified. ADC's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. ADC will continue to evaluate issues involving introduction of the Euro. Based on current information and assessments, ADC does not expect that the Euro conversion will have a material adverse effect on its business, results of operations or financial condition.

RISK MANAGEMENT

          ADC is exposed to market risk from changes in foreign currency exchange rates, which could adversely affect ADC's business, results of operations and financial condition. To a limited extent, while ADC manages its exposure to these market risks through the use of short-term foreign currency forward contracts. ADC hedges accounts receivable in foreign currencies and, to a limited extent, has hedged anticipated transactions with vendors and customers to further manage risk of fluctuations in currency exchange rates. While ADC manages exposure to foreign currency fluctuations relating to customer transactions, a decline in value of currencies may adversely affect future product sales because ADC's products may become more expensive for customers to purchase in their local currency.

RESULTS OF OPERATIONS

         The percentage relationships to net sales of certain income and expense items for the three and six months ended April 30, 1999 and 1998 and the percentage changes in these income and expense items between periods are contained in the following table:


                                                                                                     Percentage
                                                                                                 Increase (Decrease)
                                                 Percentage of Net Sales                           Between Periods
                                 ---------------------------------------------------------   ----------------------------
                                      Three Months Ended           Six Months Ended          Three Months      Six Months
                                          April 30,                    April 30,                Ended          Ended
                                 ----------------------------  ---------------------------
                                     1999            1998          1999           1998         April 30,      April 30,
                                 ------------    ------------  ------------   ------------   ------------  --------------
NET SALES                           100.0%          100.0%        100.0%         100.0%       25.5%             26.8%
COST OF PRODUCT SOLD                (52.0)          (53.1)        (52.2)         (53.2)       23.0              24.3
                                    -----           -----         -----          -----        ----              ----
GROSS PROFIT                         48.0            46.9          47.8           46.8        28.4              29.6
EXPENSES:
    Research and development         (9.6)          (11.1)        (10.1)         (11.0)        8.3              16.4
   Selling and administration       (20.7)          (19.2)        (20.9)         (20.4)       35.3              30.3
   Goodwill amortization             (1.2)           (0.9)         (1.3)          (0.9)       71.7              79.3
   Non-recurring charges              --              --           (7.7)           --          --              100.0
                                    -----           -----         -----          -----        ----              ----
OPERATING INCOME                     16.5            15.7           7.8           14.5        31.7             (31.3)
OTHER INCOME (EXPENSE), NET:
    Interest                         (0.1)            0.3          (0.2)           0.4         NA                NA
    Other                            (0.2)           (0.2)         (0.2)          (0.2)       (9.7)             42.0
                                    -----           -----         -----          -----        ----              ----
INCOME BEFORE INCOME TAXES           16.2            15.8           7.4           14.7        28.7              47.0
PROVISION FOR INCOME TAXES           (5.5)           (5.5)         (3.5)          (5.2)       25.0             (14.1)
                                    -----           -----         -----          -----        ----              ----
NET INCOME                           10.7%           10.3%          3.9%           9.5%       30.7             (47.0)
                                    -----           -----         -----          -----        ----              ----
                                    -----           -----         -----          -----        ----              ----


         NET SALES: The following table sets forth ADC's net sales for the three and six-month periods ended April 30, 1999 and 1998 for each of ADC's functional product groups described above (dollars in millions):


                               Three Months Ended April 30,                         Six Months Ended April 30,
                       ---------------------------------------------     ----------------------------------------------
                              1999                     1998                      1999                     1998
                       --------------------   --------------------    ---------------------     --------------------
                         Net          %         Net           %          Net         %             Net         %
  Product Group         Sales                  Sales                    Sales                     Sales
-------------------   ---------   --------    --------    --------    --------   ----------     ---------  ---------

BROADBAND
   CONNECTIVITY       $  216.2       51.5%    $  156.0       46.6%    $  391.3       49.7%    $  282.1       45.4%
BROADBAND
   TRANSPORT AND         153.4       36.5        137.6       41.1        293.1       37.2        261.3       42.1
   ACCESS
INTEGRATED
   SOLUTIONS              50.5       12.0         41.0       12.3        102.9       13.1         77.6       12.5
                      ---------   --------    --------    --------    --------   ----------     ---------  ---------

     TOTAL            $  420.1      100.0%    $  334.6      100.0%    $  787.3      100.0%    $  621.0      100.0%
                      ---------   --------    --------    --------    --------   ----------     ---------  ---------
                      ---------   --------    --------    --------    --------   ----------     ---------  ---------

         Net sales for the three and six-month periods ended April 30, 1999 were $420.1 million and $787.3 million, reflecting 25.5% and 26.8% increases, respectively, over the comparable 1998 time periods. These increases reflected growth in all product groups. Revenue contributions from acquired companies were $20.4 million and $46.3 million for the three and six month periods ended April 30, 1999, respectively.

          During the quarter and six months ended April 30, 1999, net sales of Broadband Connectivity products rose by 38.6% and 38.7%, respectively. This growth reflects continued strong global demand for ADC's DSX products, optical components, and fiber frames. Broadband Connectivity's sales have grown to represent approximately half of ADC's net sales. ADC expects that future sales of Broadband Connectivity products will continue to account for a substantial portion of its net sales, although these products may decline as a percentage of total revenues due to the ongoing evolution of technologies in the marketplace.

          During the quarter and six months ended April 30, 1999, net sales of Broadband Transport and Access products rose by 11.5% and 12.2%, respectively. The growth is primarily a result of the Teledata acquisition which was completed during the first quarter of Fiscal Year 1999.

          During the quarter and six months ended April 30, 1999, Integrated Solutions net sales increased 23.2% and 32.6%, respectively. This increase continues to be generated by demand for both system integration services and software products. This demand has been driven by telecommunication service providers who are aggressively building and upgrading networks that offer integrated voice, video and Internet/data services.

          GROSS PROFIT: During the quarters ended April 30, 1999 and 1998, gross profit percentages were 48.0% and 46.9%, respectively. During the six-month periods ended April 30, 1999 and 1998, gross profit percentages were 47.8% and 46.8%, respectively. The increase in gross profit percentages was primarily the result of increased sales volume and product mix within the Broadband Connectivity Group. ADC anticipates that its future gross profit percentage will continue to be affected by product mix, the timing of new product introductions and manufacturing volume, among other factors.

          OPERATING EXPENSES: Total operating expenses for the quarters ended April 30, 1999 and 1998 were $132.5 million and $104.5 million, respectively, representing 31.5% and 31.2% of net sales, respectively. Total operating expenses for the six months ended April 30, 1999 and 1998 were $314.3 million and $200.0 million, respectively, representing 39.9% and 32.2% of net sales, respectively. Included in the six-month operating expenses in 1999 is a non-recurring charge of $60.3 million from the three months ended January 31, 1999. This charge included the write-off of purchased in-process research and development costs resulting from the acquisitions of Teledata Communications, Hadax Electronics, and Phasor Electronics, along with costs for strategic restructuring of the Wireless Systems Group product line. The increase in absolute dollars was also driven by costs associated with acquired companies, including goodwill amortization, and expanded operations necessary to support higher business volume. ADC has maintained a constant operating expense to net sales ratio, excluding the effects of a non-recurring charge and goodwill amortization.

          Research and development expenses were $40.2 million for the quarter ended April 30, 1999, an increase of 8.3% over $37.1 million for the quarter ended April 30, 1998. For the six months ended April 30, 1999, research and development expenses were $79.2 million, representing an increase of 16.4% over $68.0 million for the six months ended April 30, 1998.

These increases reflect the activities from acquired companies plus substantial product development and introduction efforts in all product groups. ADC believes that, given the rapidly changing technology and competitive environment in the telecommunications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each of the product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

          Selling and administration expenses were $87.2 million for the quarter ended April 30, 1999, representing an increase of 35.3% over $64.4 million for the quarter ended April 30, 1998. For the six months ended April 30, 1999, selling and administration expenses were $164.9 million, an increase of 30.3% over $126.5 million for the six months ended April 30, 1998. These increases reflect selling activities of acquired companies, new product introductions and additional personnel related to expanded operations.

          Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. As a result of ADC's acquisition activity, goodwill amortization increased to $5.1 million in the quarter ended April 30, 1999 compared to $3.0 million in the quarter ended April 30, 1998. Goodwill amortization for the six months ended April 30, 1999 has increased to $9.9 million from $5.5 million for the six months ended April 30, 1998.

          OTHER INCOME (EXPENSE), NET: For the three-month and six-month periods ended April 30, 1999, net interest expense was $0.4 million and $1.3 million, respectively. Net interest income for the three-month and six-month periods ended April 30, 1998 was $1.1 million and $2.6 million, respectively. This change reflects the temporary use of debt to finance recent acquisitions.

          Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and ADC's share of net operating results of its investments in other companies that are accounted for on an equity basis.

          INCOME TAXES: The effective income tax rate for the six months ended April 30, 1999 was significantly affected by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during the first six months of the current fiscal year. In addition, a higher marginal rate of 37% was applied to restructuring expenses. Excluding the impact of purchased in-process research and development and the higher rate used for restructuring charges, the effective income tax rate was 34% and 35% for the three-month and six-month periods ended April 30, 1999 and 1998, respectively. The rate reduction reflects the utilization of foreign tax incentives and other strategies to minimize global income taxes.

          NET INCOME: Net income was $44.9 million (or $0.32 per diluted share) for the quarter ended April 30, 1999, an increase of 30.7% over $34.3 million (or $0.25 per diluted share) for the quarter ended April 30, 1998. Net income was $31.7 million (or $0.23 per diluted share) for the six months ended April 30, 1999, a decrease of 47.0% over $59.7 million (or $0.44 per diluted share) for the six months ended April 30, 1998. Excluding a $47 million, net of tax, non-recurring charge recorded in the first quarter of 1999, six-month net income would have been $79 million, or $0.57 per diluted share. The non-recurring charge is discussed in Note 3 to the Unaudited Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $163.0 million and $8.0 million during the six-month periods ended April 30, 1999 and 1998, respectively. The major cause of the 1999 decrease was the use of cash for the acquisition of Teledata. To prepare for the acquisition, ADC borrowed $200.0 million late in fiscal 1998, resulting in a $287.7 million temporary cash balance at year-end. During fiscal 1999, generating $190.0 million of cash from operations has allowed ADC to reduce its note payable from $200.0 million to $70.0 million. Compared to fiscal 1998, ADC is generating substantially greater cash from operations in fiscal 1999 as a result of improved profitability and better collections of accounts receivable. The major elements of the fiscal 1998 cash flows were cash provided by operations of $43.8 million offset by cash used in an acquisition and the purchase of property and equipment ($46.7 million).

          ADC believes that current cash on hand, cash generated from operating activities, and available credit facilities will be adequate to fund its working capital requirements and planned capital expenditures for the duration of the fiscal year. However, ADC may find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

          At April 30, 1999, ADC has a $340 million five-year credit facility which is available for general corporate purposes, of which $70 million was outstanding at April 30, 1999 at an interest rate equal to the commercial paper interest rate plus 25 basis points.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent ADC's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of ADC's cash balances and cash generated from operating and financing activities for ADC's future liquidity and capital resource needs. ADC cautions that any forward-looking statements made by ADC in this Form 10-Q or in other announcements made by ADC are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to this Form 10-Q.

                                            PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
              None.

ITEM 2.       CHANGES IN SECURITIES
              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None.

ITEM 5.       OTHER INFORMATION
                          On May 26, 1999, ADC announced the signing of a
              definitive agreement to acquire the assets of Spectracom, Inc., a developer of high-powered pump laser chips and modules for use in fiber-optic networks. The acquisition is expected to provide ADC with further depth in the burgeoning optics market and position ADC to be a major supplier of both passive and active optical components and modules to telecommunications original equipment manufacturers (OEMs). The transaction is valued at up to $105 million, with $60 million paid in cash at closing and an additional amount of up to $45 million to become payable if certain technology developments are accomplished. The
              Spectracom acquisition closed on June 10, 1999.

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

                  99-a     Cautionary Statement Regarding Forward-Looking
                           Statements

                  27-a     Financial Data Schedule.

              b.  Reports on Form 8-K

                  None

                                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 11, 1999                 ADC TELECOMMUNICATIONS, INC.



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

                          ADC TELECOMMUNICATIONS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1999


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

          99-a           Cautionary Statement Regarding Forward-Looking
                         Statements
                         .................

          27-a           Financial Data Schedule
                         .......................................................