Form 10-Q
period 1999-07-31
ADC TELECOMMUNICATIONS INC
filed 1999-09-14
CIK 61478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

(Mark One)

       /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999

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

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES     X                           NO
                    ----------                   ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $.20 par value: 135,956,916 shares as of September 8, 1999

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                 (IN THOUSANDS)

                                     ASSETS


                                                                     JULY 31,                    OCTOBER 31,
                                                                       1999                          1998
                                                                 -----------------             -----------------
CURRENT ASSETS:
          Cash and cash equivalents                              $         82,863               $        287,700
          Accounts receivable                                             349,235                        365,989
          Inventories                                                     233,439                        175,763
          Prepaid income taxes and other assets                            47,642                         33,418
                                                                 -----------------             ------------------
              Total current assets                                        713,179                        862,870

PROPERTY AND EQUIPMENT, net                                               294,762                        256,961

OTHER ASSETS, principally goodwill                                        367,370                        180,756
                                                                 -----------------             ------------------

                                                                 $      1,375,311               $      1,300,587
                                                                 -----------------             ------------------
                                                                 -----------------             ------------------


                     LIABILITIES AND SHAREOWNERS' INVESTMENT

CURRENT LIABILITIES:
          Accounts payable                                       $         88,811               $         67,150
          Accrued liabilities                                             151,242                        115,559
          Note payable                                                     45,000                        200,000
          Current maturities of long-term debt                              8,590                            735
                                                                 -----------------             ------------------
              Total current liabilities                                   293,643                        383,444


LONG-TERM DEBT, less current maturities                                    12,339                          2,769
                                                                 -----------------             ------------------
              Total liabilities                                           305,982                        386,213

SHAREOWNERS' INVESTMENT
          (135,891 and 134,897 shares outstanding, respectively)        1,069,329                        914,374
                                                                 -----------------             ------------------

                                                                 $      1,375,311               $      1,300,587
                                                                 -----------------             ------------------
                                                                 -----------------             ------------------


          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   JULY 31,                           JULY 31,
                                                        -------------------------------    --------------------------------
                                                            1999             1998              1999              1998
                                                        -------------    --------------    --------------   ---------------
NET SALES                                               $    444,129     $     362,496     $   1,231,463    $      983,527

COST OF PRODUCT SOLD                                         230,882           193,641           641,798           524,155
                                                        -------------    --------------    --------------   ---------------

GROSS PROFIT                                                 213,247           168,855           589,665           459,372
                                                        -------------    --------------    --------------   ---------------

            Gross profit percentage                            48.0%             46.6%             47.9%             46.7%
                                                        -------------    --------------    --------------   ---------------

EXPENSES:
        Research and development                              38,496            35,775           117,676           103,811
        Selling and administration                            90,321            68,476           255,211           194,978
        Goodwill amortization                                  5,220             2,954            15,092             8,460
        Non-recurring charges                                 58,250                --           118,577                --
                                                        -------------    --------------    --------------   ---------------

            Total expenses                                   192,287           107,205           506,556           307,249
                                                        -------------    --------------    --------------   ---------------

OPERATING INCOME                                              20,960            61,650            83,109           152,123

OTHER INCOME (EXPENSE), NET:
            Interest                                             636             1,109             (628)             3,668
            Other                                            (1,150)             (285)           (2,732)           (1,398)
                                                        -------------    --------------    --------------   ---------------

INCOME BEFORE INCOME TAXES                                    20,446            62,474            79,749           154,393

PROVISION FOR INCOME TAXES                                     9,675            21,867            37,321            54,039
                                                        -------------    --------------    --------------   ---------------

NET INCOME                                              $     10,771     $      40,607     $      42,428    $      100,354
                                                        -------------    --------------    --------------   ---------------
                                                        -------------    --------------    --------------   ---------------

AVERAGE COMMON SHARES OUTSTANDING
     (BASIC)                                                 135,629           134,525           135,337           134,173
                                                        -------------    --------------    --------------   ---------------
                                                        -------------    --------------    --------------   ---------------

EARNINGS PER SHARE (BASIC)                              $       0.08     $        0.30     $        0.31    $         0.75
                                                        -------------    --------------    --------------   ---------------
                                                        -------------    --------------    --------------   ---------------

AVERAGE COMMON SHARES OUTSTANDING
     (DILUTED)                                               139,508           136,826           138,824           136,456
                                                        -------------    --------------    --------------   ---------------
                                                        -------------    --------------    --------------   ---------------

EARNINGS PER SHARE (DILUTED)                            $       0.08     $        0.30     $        0.31    $         0.74
                                                        -------------    --------------    --------------   ---------------
                                                        -------------    --------------    --------------   ---------------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                              JULY 31,
                                                                                 ------------------------------------
                                                                                        1999              1998
                                                                                 ----------------    ----------------
OPERATING ACTIVITIES:
      Net income                                                                    $     42,428      $      100,354
      Adjustments to reconcile net income to net cash from
         operating activities -
             Non-recurring charges                                                       118,577                  --
             Depreciation and amortization                                                65,718              48,078
             Reduction in deferred compensation                                              547                 495
             Other                                                                         3,268                 565
             Changes in assets and liabilities
                      Accounts receivable                                                 34,404            (67,111)
                      Inventories                                                       (35,666)            (10,003)
                      Prepaid income taxes and other assets                                1,827             (3,555)
                      Accounts payable                                                    14,350             (3,265)
                      Accrued liabilities                                                  5,065            (12,018)
                                                                                 ----------------    ----------------
                           Total cash from operating activities                          250,518              53,540
                                                                                 ----------------    ----------------

INVESTMENT ACTIVITIES:
      Acquisitions                                                                     (258,752)            (17,210)
      Property and equipment additions, net                                             (73,307)            (72,102)
      Long-term investments                                                             (13,146)               (820)
                                                                                 ----------------    ----------------
                           Total cash used for investment activities                   (345,205)            (90,132)
                                                                                 ----------------    ----------------

FINANCING ACTIVITIES:
      Decrease in debt                                                                 (153,004)               (440)
      Common stock issued                                                                 41,805              15,224
                                                                                 ----------------    ----------------
                           Total cash from/(used for) financing activities             (111,199)              14,784
                                                                                 ----------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    1,049               (936)
                                                                                 ----------------    ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                  (204,837)            (22,744)

CASH AND CASH EQUIVALENTS, beginning of period                                           287,700             109,794
                                                                                 ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                         $        82,863     $        87,050
                                                                                 ----------------    ----------------
                                                                                 ----------------    ----------------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL FINANCIAL INFORMATION - UNAUDITED

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        3RD             2ND              1ST             4TH
                                                      QUARTER         QUARTER          QUARTER         QUARTER
                                                        1999            1999            1999             1998
                                                    -------------   -------------   --------------   -------------
NET SALES                                           $    444,129    $    420,129    $     367,205    $    396,151

COST OF PRODUCT SOLD                                     230,882         218,545          192,371         212,382
                                                    -------------   -------------   --------------   -------------

GROSS PROFIT                                             213,247         201,584          174,834         183,769
                                                    -------------   -------------   --------------   -------------

           Gross profit percentage                         48.0%           48.0%            47.6%           46.4%
                                                    -------------   -------------   --------------   -------------

EXPENSES:
       Research and development                           38,496          40,193           38,987          34,101
       Selling and administration                         90,321          87,163           77,727          73,029
       Goodwill amortization                               5,220           5,096            4,776           3,196
       Non-recurring charges                              58,250              --           60,327              --
                                                    -------------   -------------   --------------   -------------
           Total expenses                                192,287         132,452          181,817         110,326
                                                    -------------   -------------   --------------   -------------

OPERATING INCOME (LOSS)                                   20,960          69,132          (6,983)          73,443

OTHER INCOME (EXPENSE), NET:
           Interest                                          636           (426)            (838)           1,012
           Other                                         (1,150)           (704)            (878)         (3,114)
                                                    -------------   -------------   --------------   -------------

INCOME (LOSS) BEFORE INCOME TAXES                         20,446          68,002          (8,699)          71,341

PROVISION FOR INCOME TAXES                                 9,675          23,120            4,526          24,968
                                                    -------------   -------------   --------------   -------------

NET INCOME (LOSS)                                   $     10,771    $     44,882    $    (13,225)    $     46,373
                                                    -------------   -------------   --------------   -------------
                                                    -------------   -------------   --------------   -------------

AVERAGE COMMON SHARES OUTSTANDING (BASIC)                135,629         135,173          135,206         134,784
                                                    -------------   -------------   --------------   -------------
                                                    -------------   -------------   --------------   -------------

EARNINGS (LOSS) PER SHARE (BASIC)                   $       0.08    $       0.33     $     (0.10)    $       0.34
                                                    -------------   -------------   --------------   -------------
                                                    -------------   -------------   --------------   -------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)                                    139,508         139,042          135,206         136,649
                                                    -------------   -------------   --------------   -------------
                                                    -------------   -------------   --------------   -------------

EARNINGS (LOSS) PER SHARE (DILUTED)                 $       0.08    $       0.32    $      (0.10)    $       0.34
                                                    -------------   -------------   --------------   -------------
                                                    -------------   -------------   --------------   -------------

          See accompanying notes to consolidated financial statements.

                  ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1 ACCOUNTING POLICIES: The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the nine months ended July 31, 1999 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with ADC's most recent Annual Report on Form 10-K.

Note 2 INVENTORIES: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories at July 31, 1999, and October 31, 1998, consisted of (in thousands):


                                                                      July 31,               October 31,
                                                                       1999                    1998
                                                              -------------------     -------------------
                      Purchased materials and
                          manufactured products                 $         215,374       $         156,006
                      Work-in-process                                      18,065                  19,757
                                                              -------------------     -------------------
                                                                $         233,439       $         175,763
                                                              -------------------     -------------------
                                                              -------------------     -------------------

Note 3 NON-RECURRING CHARGES: The non-recurring charges of $58.3 million during the quarter ended July 31, 1999 represent purchased in-process research and development from acquisitions. Non-recurring charges of $118.6 million for the nine months ended July 31, 1999 include purchased in-process research and development charges of $30.3 million from acquisitions in prior quarters and restructuring charges of $30.0 million.

                  In November 1998, ADC's management approved a restructuring plan, which included initiatives to integrate the software operations of the former Wireless Systems Group with the newly formed Integrated Solutions Group, consolidate unproductive and duplicative facilities, reposition certain products and dispose of product lines that no longer fit ADC's current focus and growth strategy. Total accrued restructuring costs of $30.0 million were charged to operations in the first quarter related to these initiatives. These restructuring charges included employee termination costs and other incremental costs incurred as a direct result of the restructuring plan. The restructuring plan was substantially complete at July 31, 1999.

Note 4 COMPREHENSIVE INCOME: On November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income". The standard requires the display and reporting of comprehensive income, which includes all changes in shareowners' equity with the exception of additional investments by shareowners or distributions to shareowners. Comprehensive income for ADC includes net income, the effect of translations and unrealized holding gains and losses from securities classified as available for sale. During the quarter ended July 31, 1999, a company in which ADC has an investment completed an initial public offering. Comprehensive income includes the unrealized gain from reporting this investment at fair value. Comprehensive income for the periods ended July 31, 1999 and 1998 is as follows (in thousands):


                                                                        Three Months Ended         Nine Months Ended
                                                                              July 31,                  July 31,
                                                                     --------------------------- --------------------------
                                                                        1999           1998           1999           1998
                                                                     ---------      ---------      ---------      ---------
                  Net income                                         $  10,771      $  40,607      $  42,428      $ 100,354
                  Changes in cumulative translation
                      adjustments                                        1,981         (1,825)         1,123         (3,808)
                  Unrealized gain from securities classified
                      as available for sale                             58,000           --           58,000           --
                                                                     ---------      ---------      ---------      ---------
                  Comprehensive income                               $  70,752      $  38,782      $ 101,551      $  96,546
                                                                     ---------      ---------      ---------      ---------
                                                                     ---------      ---------      ---------      ---------

Note 5 EARNINGS PER SHARE: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended July 31, 1999 and 1998 (in thousands, except earnings per share).


                                                                         Three Months Ended         Nine Months Ended
                                                                              July 31,                   July 31,
                                                                     -------------------------- --------------------------
                                                                       1999           1998           1999           1998
                                                                     --------       --------       --------       --------
                  Net income                                         $ 10,771       $ 40,607       $ 42,428       $100,354
                  Earnings per common share (basic)                  $   0.08       $   0.30       $   0.31       $   0.75
                  Earnings per common share (diluted)                $   0.08       $   0.30       $   0.31       $   0.74
                  Weighted average common shares
                       outstanding (basic)                            135,629        134,525        135,337        134,173
                  Effect of dilutive securities - stock
                       options                                          3,879          2,301          3,487          2,283
                  Weighted average common shares
                       outstanding (diluted)                          139,508        136,826        138,824        136,456

Note 6            ACQUISITIONS:   In June 1999, ADC completed the acquisition of
                  Pathway, Inc., a manufacturer of ATM access products for high-speed voice, video and data communications, for approximately $19 million. The acquisition was treated as a purchase and resulted in a non-recurring charge of $10.8 million for purchased in-process research and development expense.

                  In May 1999, ADC completed the acquisition of Spectracom, Inc., a developer of high-powered pump laser chips and modules for use in fiber-optic networks. The acquisition is valued at up to $105 million, with $60 million cash paid at closing and a possible, additional $45 million payable based on future technology developments. The acquisition was treated as a purchase and resulted in a non-recurring charge of $47.5 million with the initial cash payment. Additional non-recurring charges may result for the future contingent cash payments.

                  The acquisitions of Pathway, Inc. and Spectracom, Inc. resulted in the recognition of goodwill and other intangible assets of $14.5 million which are being amortized on a straight-line basis over their estimated useful lives. The results of operations of Pathway, Inc. and Spectracom, Inc. have been included with those of ADC for periods subsequent to the respective acquisition dates. The inclusion of financial data for Pathway, Inc. and Spectracom, Inc. prior to the acquisition dates would not have materially affected reported results.

                  In June 1999, ADC announced the pending acquisition of Saville Systems, PLC (Saville), a developer and integrator of convergent billing and customer care solutions. The proposed transaction is expected to be accounted for as a pooling-of-interests and is expected to be completed during ADC's fourth fiscal quarter, which ends October 31, 1999. The completion of the Saville acquisition is contingent upon the approval of the Irish High Court, and the actual closing date will depend on when such approval is received, if at all. A hearing date before the Irish High Court has been set for October 4, 1999. Under terms of the agreement each ordinary share of Saville will be exchanged for 0.358 of an ADC share. Saville has approximately 41 million ordinary shares and ordinary share equivalents outstanding.


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

              ADC offers hardware and software systems, and integrated solutions within the following three product groups: Broadband Connectivity, Broadband Access and Transport, and Integrated Solutions.

              BROADBAND CONNECTIVITY products are designed for use in twisted-pair, coaxial, fiber-optic or wireless transmission networks and are sold to both public and private global service providers. ADC's broadband connectivity products provide the physical contact points for connecting different telecommunications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the local loop portion and central office of global public and private networks. ADC's Broadband Connectivity products are sold to the Regional Bell Operating Companies, other telephone companies, long distance carriers, other public network providers (including cable TV operators and wireless service providers), international network operators, private network providers and original equipment manufacturers. Broadband Connectivity products include network access/connection devices for twisted-pair and coaxial networks, network access/connection devices for fiber-optic networks, modular fiber-optic cable routing systems, outside plant cabinets and other enclosures, and wireless infrastructure equipment. Broadband Connectivity products also include ADC's family of CityWide-TM- wireless systems products, which consist of wideband digital microcells and repeaters for extending cellular communication coverage, both in buildings and outdoors. Spectracom, a developer of high-powered pump laser chips and modules for use in fiber-optic networks, was acquired in the third quarter. The acquisition is expected by management to position ADC as a significant supplier of optical components and modules to original equipment manufacturers.

              BROADBAND ACCESS AND TRANSPORT products enable incumbent local exchange carriers (ILEC), competitive local exchange carriers (CLEC), inter-exchange carriers (IXC), community antenna television (CATV) and wireless service providers to transport and/or provide access to the services they sell to their business and residential customers. These products are best categorized as "Service Delivery Infrastructure", and the services being delivered include voice, Internet/data, and video. Generally, these products are aimed at upgrading a service provider's network to broadband capabilities while also introducing new service delivery functionality and cost effectiveness into the network.

              Broadband Access and Transport products operate in the Interoffice and/or Loop Transport portion of the service provider's network and include Soneplex-Registered Trademark-, Cellworx-Registered Trademark-, Homeworx-TM-, DV6000-TM- and BroadAccess-TM-. Soneplex-Registered Trademark- delivers T1-based services over copper or fiber facilities. Approximately 25% of all T1 access circuits in North America are currently delivered over Soneplex-Registered Trademark-. Cellworx-Registered Trademark-, which is a next-generation OC-12/48 SONET/SDH transport element integrating ATM, SONET/SDH and xDSL technologies, is a broad-based service delivery infrastructure product aimed at reducing a carrier's capital and operating costs of delivering a full range of high-speed and low-speed services over copper (HDSL, ADSL and others) or fiber facilities. Homeworx-TM- utilizes Hybrid Fiber/Coax (HFC) technology to deliver video-only, telephony-only, or integrated video, telephony and data services over coax loop facilities (which are predominantly owned by CATV operators). ADC also provides a family of analog fiber-optic transmitter and node products that CATV operators use to upgrade their networks for HFC readiness. DV6000-TM- transmits a variety of signal types using a high-speed, uncompressed digital format over fiber facilities, and is used in the super trunking portions of the cable TV, broadcast and a range of interactive video networks, including distance learning government and campus networks. BroadAccess is a family of compact and flexible Digital Loop Carrier systems which are generally used to deliver voice and data services.

              Broadband Access and Transport products include both Customer Located Devices (which are part of the carrier's network) as well as Customer Premise Devices (which are owned by the carrier's business customer). These products can work alone or in conjunction with one of ADC's transport systems or with other vendors' transport systems. These devices include DSU/CSUs, T1/E1 multiplexers and Integrated Access Devices (offering a wide variety of voice, data and video interfaces), T3/E3 multiplexers and ATM access concentrators.

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

              In June 1999, ADC completed the acquisition of Pathway, Inc. Pathway manufactures the AccessPoint-TM- Universal Media Access system. AccessPoint interfaces with several existing ADC products and is an ATM access product that transports voice, video and Internet/data communications over high-speed, switched broadband networks.

              INTEGRATED SOLUTIONS products and services consist of project management, technical consulting and design, implementation, reliability, performance and training services, and software systems, which support multi-division and multi-vendor solutions. ADC provides services and software primarily to telephone operating companies, cable TV operators, other common carriers and users of private communications networks. ADC is a developer of intelligent network communications software, including Signaling Systems 7 (SS7) technology, wireless intelligent network products (such as short messaging servers) and products compliant with the Communications Assistance to Law Enforcement Act (CALEA). ADC designs and sells communications network performance management software to wireline and wireless service providers. Integrated Solutions also provides ADC SoftXchange-TM- network management software and operations and business support system services.

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

              ADC's operating results may fluctuate significantly from quarter to quarter due to several factors. ADC is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. ADC's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. In addition, ADC's results of operations are subject to seasonal factors. ADC historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and ADC year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. In addition, it is possible that some of ADC's customers may reduce their level of expenditures for ADC's products, particularly software products, in the last half of calendar year 1999 as a precautionary measure relating to the Year 2000 issue with computer systems generally.

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

              ADC's project team (consisting of representatives from its information technology, finance, business development, manufacturing, product development, sales, marketing and legal departments) is addressing internal and external Year 2000 issues. ADC's internal financial, manufacturing and other computer systems have been reviewed to assess and minimize Year 2000 issues. ADC's assessment of internal systems includes its information technology ("IT") as well as non-IT systems (which systems may contain embedded technology in manufacturing or process control equipment containing microprocessors or other similar circuitry). ADC's Year 2000 readiness program includes the following phases: identifying systems that may be modified or replaced; carrying out modifications to existing systems or convert to new systems; and conducting validation testing of various systems and applications to determine their readiness. ADC is currently completing the third phase of this program for both corporate-level IT and non-IT systems.

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

              ADC retained the same consulting firm to assess ADC's engineering design systems readiness for Year 2000. The firm concluded that more than 75% of these hardware and software systems are Year 2000 ready. ADC has addressed the remaining 25% and the other hardware and software used by ADC and its business units for Year 2000 readiness. ADC estimates that it will complete its Year 2000 readiness program for all of its significant internal systems by October 31, 1999.

              In addition, ADC has requested assurances from its major suppliers that they are addressing the Year 2000 issue and that products and services purchased by ADC from such suppliers will function properly in the Year 2000. Also, ADC has requested similar assurances from its major customers that they have adequately addressed the Year 2000 issue. These actions are intended to help mitigate the possible external impact of the year 2000 problem. However, it is impossible to fully assess the potential consequences in the event that service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

              The total estimated cost for resolving ADC's year 2000 issues is approximately $3.5 million, of which approximately $2.8 million has been spent through July 31, 1999. The total cost estimate includes the cost of replacing systems in cases where ADC has accelerated plans to replace such systems that are not Year 2000 ready. Estimates of year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

              Based upon assessments to date, ADC believes it will complete all major activities for Year 2000 Readiness by October 31, 1999 and will not experience any material disruption as a result of Year 2000 issues in internal manufacturing processes, information processing, or interfacing with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providers supplying electricity, water, or telephone service, experience difficulties resulting in disruption of service to ADC, a shutdown of certain of ADC's operations at individual facilities could occur for the duration of the disruption.

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

              ADC has a number of contingency plans (in the event of a Year 2000 disruption) for its headquarters and major business unit sites, ranging from primary business systems, to manufacturing processes and facilities, to customer support procedures. Areas addressed in the plans include: an early warning strategy to gather information from ADC sites around the world; arranging additional customer and technical support staff to maintain customer service levels with 24 hour x 7 day a week coverage during the Year 2000 transition period; and contingency planning coordination with key suppliers and carriers. Year 2000 readiness and business continuity plans will continue to be reviewed by ADC's Year 2000 Program Team. Assuming no major disruption in service from utility companies or other critical third-party providers, ADC believes that it will be able to manage its Year 2000 transition without any material adverse effect on ADC's business, results of operations or financial condition.

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

  RESULTS OF OPERATIONS

         The percentage relationships to net sales of certain income and expense items for the three and nine months ended July 31, 1999 and 1998 and the percentage changes in these income and expense items between periods are contained in the following table:

                                                                                                     Percentage
                                                                                                 Increase (Decrease)
                                                 Percentage of Net Sales                           Between Periods
                                 ---------------------------------------------------------  ------------------------------
                                     Three Months Ended            Nine Months Ended         Three Months    Nine Months
                                          July 31,                      July 31,                Ended           Ended
                                 ----------------------------  ---------------------------
                                    1999            1998          1999           1998          July 31         July 31
                                 ------------    ------------  ------------   ------------  ---------------  -------------
NET SALES                           100%            100.0%        100%           100.0%         22.5%            25.2%
COST OF PRODUCT SOLD                (52.0)          (53.4)        (52.1)         (53.3)         19.2             22.4
                                 ------------    ------------  ------------   ------------  ---------------  -------------
GROSS PROFIT                         48.0            46.6          47.9           46.7          26.3             28.4
EXPENSES:
   Research and development          (8.7)           (9.9)         (9.6)         (10.5)          7.6             13.4
   Selling and administration       (20.3)          (18.9)        (20.7)         (19.8)         31.9             30.9
   Goodwill amortization             (1.2)           (0.8)         (1.2)          (0.9)         76.7             78.3
   Non-recurring charges            (13.1)           --            (9.7)          --            --               --
                                 ------------    ------------  ------------   ------------  ---------------  -------------
OPERATING INCOME                      4.7            17.0           6.7           15.5         (66.0)           (45.4)
OTHER INCOME (EXPENSE), NET:
    Interest                          0.1             0.3          --              0.4         (42.7)            --
    Other                            (0.2)           (0.1)         (0.2)          (0.2)         --              (95.4)
                                 ------------    ------------  ------------   ------------  ---------------  -------------
INCOME BEFORE INCOME TAXES            4.6            17.2           6.5           15.7         (62.3)           (48.3)
PROVISION FOR INCOME TAXES           (2.2)           (6.0)         (3.1)          (5.5)        (55.8)           (30.9)
                                 ------------    ------------  ------------   ------------  ---------------  -------------
NET INCOME                            2.4            11.2%          3.4           10.2%        (73.5)%          (57.7)%
                                 ------------    ------------  ------------   ------------  ---------------  -------------
                                 ------------    ------------  ------------   ------------  ---------------  -------------

         NET SALES: The following table sets forth ADC's net sales for the three and nine month periods ended July 31, 1999 and 1998 for each of ADC's functional product groups described above (dollars in millions):

                               Three Months Ended July 31,                        Nine Months Ended July 31,
                       ---------------------------------------------     ----------------------------------------------
                              1999                     1998                      1999                     1998
                       --------------------     --------------------     ---------------------     --------------------
                         Net         %            Net         %             Net           %            Net         %
  Product Group         Sales                    Sales                     Sales                      Sales
-------------------    ---------  ---------     --------   ---------     ----------  -----------    ---------  ---------
BROADBAND
   CONNECTIVITY      $    238.1     53.6%    $    177.0      48.8%     $     629.6     51.1%     $    459.0     46.7%
BROADBAND
   ACCESS AND
   TRANSPORT              153.6     34.6          137.7      38.0            446.7     36.3           399.1     40.6
INTEGRATED
   SOLUTIONS               52.3     11.8           47.8      13.2            155.2     12.6           125.4     12.7
                     -----------  ---------  -----------   ---------   ------------  ----------  -----------  ---------

     TOTAL           $    444.1    100.0%    $    362.5     100.0%     $   1,231.5    100.0%     $    983.5    100.0%
                     -----------  ---------  -----------   ---------   ------------  ----------  -----------  ---------
                     -----------  ---------  -----------   ---------   ------------  ----------  -----------  ---------

         Net sales for the three and nine month periods ended July 31, 1999 were $444.1 million and $1,231.5 million, reflecting 22.5% and 25.2% increases, respectively, over the comparable 1998 time periods. These increases reflected growth in all product groups. Revenue contributions from acquired companies were $17.0 million and $64.3 million for the three and nine month periods ended July 31, 1999, respectively. International revenues continue to comprise approximately 20% of ADC's sales.

         During the three and nine months ended July 31, 1999, net sales of Broadband Connectivity products rose by 34.5% and 37.2%, respectively. This growth reflects continued strong global demand for ADC's copper-based DSX products and fiber-connectivity optical components, and fiber frames. The demand is the result of growth in Internet/data traffic and digital services. Wireless products sales have declined as a result of a restructuring which was substantially completed during the third quarter. Broadband Connectivity's sales have grown to represent approximately half of ADC's net sales. ADC expects that future sales of Broadband Connectivity products will continue to account for a substantial portion of its net sales, although these products may decline as a percentage of total revenues due to the ongoing evolution of technologies in the marketplace.

         During the three and nine months ended July 31, 1999, net sales of Broadband Access and Transport products rose by 11.5% and 11.9%, respectively. The growth is primarily the result of business acquisitions and ATM transport/access product volume, partially offset by lower demand for service access products from original equipment manufacturers. In addition, international demand has been lower, particularly in Asia. Cellworx-Registered Trademark-, introduced in the first quarter, has also begun to produce revenue.

         During the three and nine months ended July 31, 1999, Integrated Solutions net sales increased 9.4% and 23.8%, respectively. The increase continues to be generated by system integration services, partially offset by lower sales of software products and consulting services. The growth is coming from a broad range of service providers that are building, or upgrading, networks that offer integrated voice, video and Internet/data services.

         GROSS PROFIT: During the three months ended July 31, 1999 and 1998, gross profit percentages were 48.0% and 46.6%, respectively. During the nine month periods ended July 31, 1999 and 1998, gross profit percentages were 47.9% and 46.7%, respectively. The increase was the result of increased sales volume and changes in product mix within Broadband Connectivity. ADC anticipates that its future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

         OPERATING EXPENSES: Total operating expenses for the three months ended July 31, 1999 and 1998 were $192.3 million and $107.2 million, respectively, representing 43.3% and 29.6% of net sales, respectively. Included in the three months ended July 31, 1999, was a non-recurring charge of $58.3 million. This charge was for the write-off of purchased in-process research and development costs resulting from the acquisitions of Spectracom and Pathway. Excluding the non-recurring charge, operating expenses would have represented 30.2% of net sales. Total operating expenses for the nine months ended July 31, 1999 and 1998 were $506.6 million and $307.2 million, respectively, representing 41.1% and 31.2% of net sales, respectively. Included in the nine month operating expenses in 1999 are non-recurring charges of $118.6 million. This charge was for the write-off of purchased in-process research and development costs resulting from the acquisitions of Teledata Communications, Hadax Electronics, Phasor Electronics, Spectracom and Pathway along with costs for strategic restructuring of the Wireless Systems

Group product line. Without non-recurring charges, the operating expenses would have represented 31.5% of net sales. The increase in absolute dollars was also driven by costs associated with acquired companies, and expanded operations necessary to support higher business volume.

         Research and development expenses were $38.5 million for the three months ended July 31, 1999 compared to $35.8 million for the three months ended July 31, 1998. For the nine months ended July 31, 1999, research and development expenses were $117.7 million compared to $103.8 million for the nine months ended July 31, 1998. The increase is due to business acquisitions and business volume in Broadband Connectivity. This was somewhat offset by reduced spending as a result of the restructuring of the Wireless product group and in other areas as new products have recently come on line. ADC believes that, given the competitive environment and rapidly changing technology in the telecommunications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each of the product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

         Selling and administration expenses were $90.3 million for the three months ended July 31, 1999 compared to $68.5 million for the three months ended July 31, 1998. For the nine months ended July 31, 1999, selling and administration expenses were $255.2 million compared to $195.0 million for the nine months ended July 31, 1998. These increases primarily reflect the activities of acquired companies, incentives associated with selling activities and additional personnel related to expanded operations.

         Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. As a result of ADC's acquisition activity, goodwill amortization increased to $5.2 million in the three months ended July 31, 1999 compared to $3.0 million in the three months ended July 31, 1998. Goodwill amortization for the nine months ended July 31, 1999 has increased to $15.1 million from $8.5 million for the nine months ended July 31, 1998.

         OTHER INCOME (EXPENSE), NET: For the three month and nine month periods ended July 31, 1999, net interest income was $0.6 million and net interest expense was $0.6 million, respectively. Net interest income for the three month and nine month periods ended July 31, 1998 was $1.1 million and $3.7 million, respectively. The year-over-year changes reflect the use of debt to finance acquisitions.

         Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and activity associated with investments.

         INCOME TAXES: The effective income tax rate for the nine months ended July 31, 1999 was significantly affected by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during the first nine months of the current fiscal year. In addition, a higher marginal rate of 37% was applied to restructuring expenses. Excluding the impact of purchased in-process research and development and the higher rate used for restructuring charges, the effective income tax rate was 34% and 35% for the three month and nine month periods ended July 31, 1999 and 1998, respectively. The rate reduction primarily reflects the utilization of tax incentives in foreign jurisdictions.

         NET INCOME: Net income was $10.8 million (or $0.08 per diluted share) for the three months ended July 31, 1999 compared to $40.6 million (or $0.30 per diluted share) for the three months ended July 31, 1998. Net income was $42.4 million (or $0.31 per diluted share) for the nine months ended July 31, 1999 compared to $100.4 million (or $0.74 per diluted share) for the nine months ended April 30, 1998. Excluding $41 million and $88 million, net of tax, non-recurring charges in the three months and nine months ended July 31, 1999, respectively, net income would have been $52 million and $131 million, respectively, and diluted earnings per common share would have been $0.37 and $0.94, respectively. Non-recurring charges are discussed in Note 3 to the Unaudited Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, decreased $204.8 million and $22.7 million during the nine month periods ended July 31, 1999 and 1998, respectively. The major cause of the 1999 decrease was the use of cash for acquisitions. To prepare for the acquisition of Teledata, ADC borrowed $200.0 million late in fiscal 1998, resulting in a $287.7 million temporary cash balance at year-end. During fiscal 1999, $250.5 million of cash generated from operations has allowed ADC to reduce its note payable from $200.0 million to $45.0 million. Compared to fiscal 1998, ADC is generating substantially greater cash from operations in fiscal 1999 as a result of improved profitability, discussed in "Results of Operations" earlier, and better collections of accounts receivable.

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

         At July 31, 1999, ADC has a $340 million five-year credit facility which is available for general corporate purposes, of which $45 million was outstanding at July 31, 1999 at an interest rate equal to the commercial paper interest rate plus 25 basis points.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent ADC's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of ADC's cash balances and cash generated from operating and financing activities for ADC's future liquidity and capital resource needs. ADC cautions that any forward-looking statements made by ADC in this Form 10-Q or in other announcements made by ADC are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to ADC's Form 10-Q for the quarter ended April 30, 1999.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              ADC is exposed to market risk from changes in foreign exchange rates. To mitigate the risk from these exposures, ADC has instituted a balance sheet hedging program. The objective of the program is to protect the net monetary assets and liabilities of ADC from fluctuations due to movements in foreign exchange rates. This program operates in markets where hedging costs are beneficial. Exposures to currencies in which hedging instruments are unavailable, or the costs prohibitive, are minimized through managing operating activities and net asset positions. The majority of hedging instruments utilized are forward contracts with maturities of less than one year. Foreign exchange contracts reduce ADC's overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure. ADC's policy prohibits the use of derivative financial instruments for trading and other speculative purposes.

              ADC owns approximately 2.1 million shares of Efficient Networks, Inc. (ENI) common stock. With ENI's recent public offering in July, 1999 and subsequent changes to the fair value of ENI's stock, ADC has recorded an $88 million unrealized gain, $58 million net of income tax effects, in shareowners' investment as of July 31, 1999. Assuming an immediate decrease of 20% in ENI's stock price, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $11.6 million (net of income tax effects), or 1.1% of total shareowners' investment at July 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES

              In connection with ADC's acquisition of Spectracom, Inc. on June 10, 1999, ADC issued an aggregate of 16,236 shares of restricted common stock to two employees of Spectracom in exchange for shares of restricted stock of Spectracom, Inc. held by such employees. The restrictions will lapse and the shares will become vested upon the achievement of certain technology development milestones. The shares of ADC restricted common stock were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, in that the transaction did not involve a public offering by ADC.

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

                  10-a First Amendment to the Agreement dated as of June 30, 1999 between ADC Telecommunications, Inc. and Saville Systems PLC

                  27-a     Financial Data Schedule.

              b.  Reports on Form 8-K

                  The following reports on form 8-K were filed during the quarter ended July 31, 1999, or from July 31, 1999 until the date of this Form 10-Q:

                          August 18, 1999 (filed August 18, 1999) - Item 5 and
                          Item 7. Other Events and Financial Statements and Exhibits Re: Press release announcing three new directors of ADC, to take office as of the first Board of Directors meeting following ADC's acquisition of Saville Systems PLC.

                          June 19, 1999 (filed June 23, 1999) - Item 5 and Item
                          7. Other Events and Financial Statements and Exhibits
                          Re: Disclosure of the signing of a definitive agreement between ADC and Saville Systems PLC for the acquisition of Saville Systems PLC by ADC.



                                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 1999        ADC TELECOMMUNICATIONS, INC.



                                  By:    /s/ Robert E. Switz
                                    --------------------------------------
                                  Robert E. Switz
                                  Senior Vice President, Chief Financial Officer (Principal Financial Officer,
                                  Duly Authorized Officer)

                          ADC TELECOMMUNICATIONS, INC.
                           EXHIBIT INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JULY 31, 1999


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

          10-a First Amendment to the Agreement dated as of June 30, 1999 between ADC Telecommunications, Inc. and Saville Systems PLC.

          27-a           Financial Data Schedule................................