Form 10-K
period 1999-10-31
ADC TELECOMMUNICATIONS INC
filed 1999-12-30
CIK 61478

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999
OR
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization	41-0743912 (I.R.S. Employer Identification No.)
12501 Whitewater Drive Minnetonka, Minnesota (Address of principal executive offices	55343 (Zip Code)

Registrant's telephone number, including area code:  (612) 938-8080

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.20 par value
Common Stock Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /x/ Yes  / / No

    The aggregate market value of voting stock held by non-affiliates of the registrant, as of December 29, 1999, was approximately $10,972,168,748 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

    The number of shares outstanding of the registrant's common stock, $0.20 par value, as of December 29, 1999, was 151,381,721.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part II of this Form 10-K is incorporated herein by reference to portions of ADC's Annual Report to Shareholders for the fiscal year ended October 31, 1999. The information required by Part III of this Form 10-K is incorporated by reference to portions of ADC's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before January 29, 2000.

PART I

Item 1. BUSINESS

    ADC Telecommunications, Inc. ("ADC") was incorporated in Minnesota in 1953 as Magnetic Controls Company and changed its name to ADC Telecommunications, Inc. in 1985. ADC offers a broad range of network equipment, software and integration services for broadband, multiservice networks that deliver Internet/data, video and voice communications over telephone, cable television, Internet, broadcast, wireless and enterprise networks. ADC's broadband, multiservice network solutions enable local access, high-speed transmission and software management of communications services from service providers to consumers and businesses over fiber-optic, copper, coaxial and wireless media.

    Telephone companies, cable television operators, Internet/data service providers, wireless service providers and other communications service providers are building the broadband infrastructure required to offer high-speed Internet access and data, video, telephony and other interactive multimedia services to residential and business customers. Broader network bandwidths are continually required for these services, and ADC's product offerings and development efforts are focused on increasing the speed and efficiency of communications networks from the service providers' offices through the network equipment that connects to end users' residences and businesses.

    ADC offers network equipment, software and integration services within the following three product groups:

  •
  Broadband Connectivity,

  •
  Broadband Access and Transport, and

  •
  Integrated Solutions.

    BROADBAND CONNECTIVITY products include broadband connection and access devices for copper, coaxial, fiber-optic, wireless and broadcast communications networks. The group also supplies fiber-optic and wireless components. These products are used globally in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks. Broadband Connectivity products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the central office and the "last mile/kilometer" portion of communications networks.

    BROADBAND ACCESS AND TRANSPORT products include access and transport systems that deliver broadband, multiservice communications to residences and businesses over copper, coaxial, fiber-optic and wireless networks. These products are used globally to deliver Internet/data, video and voice services to residential and business customers. Generally, these products are aimed at upgrading service providers' networks to broadband capabilities, while also introducing new service delivery functionality and cost effectiveness into the networks.

    INTEGRATED SOLUTIONS products and services consist of systems integration services, operations support systems (OSS) software and enhanced services/intelligent network software that positions service providers to deliver broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks and OSS applications that deliver Internet/data, video and voice services to residences and businesses. OSS Software includes communications billing, customer care, network performance and service level assurance software. Enhanced services/intelligent network software includes a range of wireline, wireless and Internet applications.

    ADC's customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

    As used in this report, unless the context otherwise requires, the terms "ADC" refers to ADC Telecommunications, Inc. and its wholly owned and majority owned subsidiaries; 1997, 1998 and 1999 refer to the ADC's fiscal years ended October 31, 1997, 1998 and 1999, respectively; and 2000 refers to ADC's fiscal year ending October 31, 2000.

Industry Background

    As a result of the global deregulation of communications markets, thousands of new competitive service providers have entered the market to compete with the incumbent service providers of Internet/data, video and voice communications. These new service providers are rapidly changing the marketplace by offering new choices and bundles of communications services never before offered to consumers and businesses. The dynamics of the deregulated communications market has resulted in the recent high growth rate of sales for suppliers of communications equipment, software and services. The factors driving this growth consist primarily of the following: increased demand from consumers and businesses for high-speed, integrated services such as Internet access, digital video and broadband wireless access; rapid growth of Internet services; continuous technological development of fiber-optics, integrated circuits and software to increase broadband capacities and applications; and the convergence of Internet/data, video, and voice network traffic onto broadband, multiservice networks. ADC believes that these trends will continue to drive changes in the global communications industry for the foreseeable future.

    Increased demand for higher-speed, higher-capacity services such as Internet access, digital video and broadband wireless access has in turn resulted in substantial demands to build and upgrade the communications network infrastructure. Communications networks are increasingly required to transmit large volumes of data and video for the purpose of communicating information, conducting business and delivering entertainment. In addition, both consumers and businesses are requesting high-speed connections from a single broadband, multiservice provider offering a range of prices for various bundles of integrated Internet/data, video and voice services. Specifically, the industry term "broadband" refers to all transmission speeds of T1 (1.544 million bits per second) and higher. Growth in broadband applications has resulted in increased infrastructure investment by communications service providers in order to expand network capacity and provide new applications and services to meet users' needs.

    Several important technological developments have spurred growth in the communications equipment industry. One important technological change has been the deployment of fiber-optic transmission systems. In a fiber-optic system, lasers transmit Internet/data, video and voice traffic in the form of analog or digital coded light pulses through glass fibers. The increasing shift to fiber-optic transmission systems has been principally due to the ability of fiber optics to carry large volumes of information at high speeds, its insensitivity to electromagnetic interference and the high transmission quality made possible by the physical properties of light. As technologies such as Synchronous Optical NETwork (SONET), Dense Wavelength Division Multiplexing (DWDM) and 1550 nanometer laser transmission technologies have evolved over the last several years, the capacity of fiber-optic systems to transport information has increased significantly.

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

    Wireless technology developments have also had an impact on the communications equipment industry. There has been substantial growth in wireless communications such as cellular telephone services and satellite-based services, as well as Personal Communications Services (PCS) communications, Multichannel Multipoint Distribution Services (MMDS) and Local Multipoint Distribution Services (LMDS) for wireless cable services and wireless data and paging services. This growth has been driven by the convenience of mobility and the limits of wireline infrastructure. In particular, in countries without reliable or extensive wireline systems, wireless service could ultimately provide the primary service platform for both mobile and fixed communications applications due to the potential savings in installation time and cost. ADC believes that in future years the continuing development of wireless communications technology could substantially extend the reach of current communications networks.

    ADC believes that broadband, multiservice networks represent a key enabling capability for meeting the information needs of consumers and businesses around the world. The rapid growth of Internet/ data and digital video traffic has driven the need for broadband infrastructure. Additional bandwidth is required as the result of a wide range of new applications, including video and audio programs on the Internet, wireless Internet access, personal video conferencing from a personal computer, video e-mail, video on demand, electronic commerce, distance learning, telecommuting, telemedicine and high-speed imaging such as remote medical imaging. ADC believes that the global deregulation of communications markets is transforming traditional communications service providers into integrated communications providers. Traditional communications service providers offer only a limited selection of Internet/data, video or voice services—each on a separate network connection and a separate customer bill. Integrated communications providers operate broadband, multiservice networks that offer faster, cost-effective and integrated Internet/data, video and voice services over a single high-speed network connection and send one bill for all the services the customer uses. As a result of deregulation, each service provider now competes for customers by offering the best-value bundle of communications services over the most cost-effective network. As a result of competition among communications service providers to win and retain customers with bundled services, there is a large and growing global market for network equipment, software and integration services to build and upgrade broadband, multiservice networks.

Strategy

    ADC's strategy is to capitalize on opportunities in the global communications market by providing the network equipment, software and integration services to enable communications service providers to service their residential and business customers with broadband, multiservice networks offering faster, cost-effective and integrated Internet/data, video and voice services. ADC's broad range of products and services address key areas of the communications network infrastructure, and are used to design, build and upgrade networks, provide equipment to connect and access networks and transport communications services, and provide software to generate, deliver and manage communications services. ADC's many product and service offerings address the diverse needs of its customers, including local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

    Key components of ADC's strategy include:

  •
  Focus on Broadband, Multiservice Opportunities. Global deregulation, rapid growth of the Internet, and increasing consumer and business demands for broadband communications has created significant global opportunities to build and upgrade broadband, multiservice networks. Telephone companies, cable television operators, Internet/data service providers, wireless service providers and other communications service providers are building the broadband infrastructure required to offer high-speed Internet access, data, video, telephony and other interactive multimedia services to residential and business customers. As broader network bandwidths are continually required for these services, ADC believes that building and upgrading of broadband, multiservice networks presents one of the greatest market growth opportunities in the communications industry today. ADC is focusing its development and marketing resources on network equipment, software and integration services that will enable communications service providers worldwide to serve their residential and businesses customers with broadband, multiservice networks offering faster, cost effective and integrated Internet/data, video and voice services.

  •
  Leverage Technological Capabilities Across Product Groups ADC has developed substantial expertise in fiber-optic, broadband copper, coaxial, video, wireless and broadband infrastructure and transport technologies, software and systems integration services. ADC has built these core competencies through internal development, acquisitions, joint ventures and technology licensing arrangements. ADC's strategy is to leverage these core competencies across its product groups in order to develop new products with enhanced architectures, functions, cost effectiveness and network management tools for its customers' evolving Internet/data, video and voice service offerings.

  •
  Increase International Market Penetration. ADC believes that significant growth for its products and services will occur outside the United States as a result of deregulation and the need of many foreign countries to substantially expand or enhance their communications services. ADC's strategy is to grow its international penetration by increasing its international sales and marketing resources, expanding global manufacturing capacity, leveraging its existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. ADC is expanding its presence in international markets with manufacturing facilities, distribution centers and sales offices to serve its customers outside the United States.

  •
  Supplement Internal Development Efforts with Strategic Acquisitions and Alliances. Because of the dynamic nature of the communications equipment industry, ADC has sought and intends to continue to seek acquisitions and alliances that will: (i) add key technologies that ADC can leverage across its businesses, (ii) broaden its product offerings, (iii) permit ADC to enter attractive new markets and (iv) expand or enhance its distribution channels. To accomplish these objectives, during 1999, ADC completed the following acquisitions: (a) Teledata Communications, Ltd., a supplier of advanced wireline and wireless customer access network equipment for telephone operating companies; (b) Hadax Electronics, Inc., a company with remote network test and access products and technology; (c) Phasor Electronics, an Austrian-based manufacturer of radio frequency amplifiers; (d) Pathway, Inc., a manufacturer of the AccessPoint™ access system, which interfaces with several existing ADC products and includes an ATM access product that transports Internet/data, video and voice communications over high-speed, switched broadband networks; (e) Spectracom Inc., a developer of high-powered pump laser chips and modules for use in fiber-optic networks, and (f) Saville Systems PLC, a provider of convergent billing and customer care solutions for local, data, long distance, wireless, cable television and energy communications markets.

    The ability of ADC to implement its strategy effectively is subject to many uncertainties, and there can be no assurance of any future results of ADC's activities.

Product Groups

    ADC's network equipment, software and integration services are divided into three groups: (1) Broadband Connectivity; (2) Broadband Access and Transport; and (3) Integrated Solutions. Each of these groups is described below.

Broadband Connectivity

    Broadband Connectivity products include broadband connection and access devices for copper, coaxial, fiber-optic, wireless and broadcast communications networks. The group also supplies fiber-optic and wireless components. These products are used globally in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks. Broadband Connectivity products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the central office and the "last mile/kilometer" portion of communications networks. Fiber-optic components include connectors, isolators, circulators, collimators, couplers, splitters, and dense wavelength division multiplexing (DWDM) devices and pump lasers. Wireless components include coverage enhancement products, tower top amplifiers and RF filters. Broadband Connectivity products are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

    DSX Products.  ADC manufactures digital signal cross-connect (DSX) modules and bays, which are designed to gain access to and cross-connect digital copper circuits for Internet/data, video and voice transmission. The Digital Distribution Point (DDP) family of products within the DSX product group are mechanical alternatives to hard-wiring equipment used for cable management and circuit access with software-based, electronic digital cross-connect systems. With the acquisition of Hadax Electronics, ADC has added remote test access capability to its DSX products. This capability enables service providers to monitor high capacity circuit performance at unstaffed sites such as carrier collocation points.

    Terminal Block and Frame Products  ADC manufactures a wide variety of terminal blocks, which are molded plastic blocks with contact points used to facilitate multiple wire interconnections. ADC's cross-connect frames are terminal block assemblies used to connect the external wiring of a communications network to the internal wiring of a telephone operating company's central office or to interconnect various pieces of equipment within a telephone company's central office or at a customer's premises.

    Fiber Distribution Frames.  ADC's fiber distribution panels and frames, which are functionally similar to copper cross-connect modules and bays, are designed with special considerations of fiber-optic properties. They also provide interconnection points between fiber-optic cables entering a building and fiber-optic cables connected to fiber-optic equipment within the building.

    Fiber Optic Components.  ADC's Australian subsidiary, AOFR Pty. Ltd., sells fiber optic couplers, which are passive connection devices used in fiber optic transmission systems. Fiber optic couplers, which include optical splitters and wavelength division multiplexers, enable efficient and cost-effective deployment of broadband networks. ADC also sells Dense Wavelength Division Multiplexing (DWDM) components such as splitters and multiplexers which are designed with special considerations of fiber optic properties. These products increase the channel capacity of fiber optic cabling systems in multiples of four. ADC currently is selling four-channel and eight-channel components and has recently introduced 16-channel and 32-channel components. ADC's acquisition of Princeton Optics broadened ADC's optic components product line by adding optical isolators and circulators and related technology. Isolators function as one-way optical check valves that protect lasers and other elements from reflective light. Circulators are devices that carry a light signal from one port to the next in the forward direction only. Spectracom, a fiscal year 1999 acquisition, has patent-pending applications for the development of reliable, high-powered 980 nanometer pump laser diodes and modules for use in erbium doped fiber amplifiers, which enable wavelength division multiplexing technology.

    Fiber Optic Patch Cords.  Fiber optic patch cords are the basic components used to gain access to fiber communications circuits for testing, maintenance, cross-connection and configuration purposes. ADC's LightTracer® fiber optic patch cords provide immediate identification of fiber optic connections. ADC's new LX.5. fiber connector doubles the capacity of fiber termination equipment by allowing two fibers to fit into the standard SC adapter footprint. ADC incorporates its fiber optic patch cords and cable assemblies into its own products and also sells them in component form.

    Other Fiber Optic Products.  ADC's FiberGuide® system is a modular routing system which provides a segregated, protected method of storing and routing fiber patch cords and cables within buildings.

    Broadband Software Infrastructure Management Solutions.  ADC has developed a number of software products which provide management of fiber-optic infrastructure connectivity, geographical tracking of equipment, cables and other network elements in the telephone company's central office, cable TV company headend and outside plant portion of those networks.

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

    Wireless Infrastructure Equipment and Subsystems.  ADC designs, manufactures and markets radio frequency (RF) front-ends, filters, SMARTop™ tower-top amplifiers and other wireless base station and subscriber equipment components and subsystems. Products are distributed and sold globally for all major air interfaces. These products are sold primarily to wireless OEMs.

    CityWide™ Products.  ADC's family of CityWide wireless systems products includes the CityCell wideband digital microcells, CityRad® repeaters for adding and extending cellular communication coverage out-of-doors and CityMicro® Bi-Directional Amplifiers for in-building coverage. CityWide products are transparent to digital modulation, and products have been commercially deployed by five of seven major U.S. cellular network providers.

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

  Broadband Access and Transport

    Broadband Access and Transport products include access and transport systems that deliver broadband, multiservice communications to residences and businesses over copper, coaxial, fiber-optic and wireless networks. These products are used globally to deliver Internet/data, video and voice services to residential and business customers. Generally, these products are aimed at upgrading service providers' networks to broadband capabilities, while also introducing new service delivery functionality and cost effectiveness into the networks. Broadband Access and Transport products are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, enterprises, governments and communications equipment distributors.

    The group's transport systems operate between central offices and in the "last mile/kilometer" portion of communications networks and include Soneplex®, Cellworx®, CellSpan™, Homeworx™, Optiworx™, DV6000™ and BroadAccess™ systems.

    The group's access systems include both customer located devices (which are part of the service provider's network) and customer premise devices (which are owned by the service provider's business customer) that can work alone or in conjunction with one of ADC's transport systems or with other vendors' transport systems. These devices include data service units (DSUs), channel service units (CSUs), T1/E1 multiplexers, T3/E3 multiplexers, integrated access devices (offering a wide variety of Internet/data, video and voice interfaces), MPEG video products and ATM access concentrators.

    Soneplex and Cellworx Products.  Soneplex is a carrier-class, intelligent loop access platform enabling incumbent local exchange carriers and competitive local exchange carriers to deliver T1/E1-based services over copper or fiber facilities. Soneplex integrates functions and capabilities that reduce a carrier's capital and operating costs of delivering T1/E1-based services. Cellworx represents a next-generation OC3/12/48 ATM virtual path transport product which integrates ATM and SONET/SDH technologies. While Soneplex is centered on T1/E1-based service delivery, Cellworx is a broad-based service delivery infrastructure product aimed at reducing a carrier's capital and operating costs of delivering the full range of high-speed to low-speed services over copper or fiber facilities.

    The Cellworx Service Transport Node (STN) has broad-based applications in most telecommunication network infrastructures. ADC has sold the Cellworx STN into many market segments, including installation of an 18 node network in South Dakota for Internet Access and Private Line service, an installation at a major IXC for broadband switch port consolidation and DSLAM backhaul, and with Iowa Communications Network for its statewide distance learning network. ADC has also received three contracts from the U.S. government for building data, voice, video and telemetry networks on various military bases. In addition, five international distributors have purchased Cellworx STN lab and demo equipment and are actively reselling the equipment in their countries. Lastly, ADC was recently selected for ATM Virtual Path transport at a major RBOC, and the Cellworx STN has been placed in the lab for technical evaluation.

    Customer Located and Customer Premise Devices.  ADC's products include Customer Located Devices (which are part of the carrier's network) as well as Customer Premise Devices (which are owned by the carrier's business customer). These stand-alone products can work in conjunction with Soneplex or Cellworx or with other vendors' transport systems. They include T1/E1 multiplexers (offering a variety of Internet/data, video and voice interfaces), T3/E3 multiplexers and ATM access concentrators.

    Public Network Access Equipment.  ADC manufactures a family of Channel Service Unit (CSU) and Data Service Unit (DSU) products which are used to digitally interconnect the public network and the private network. This equipment monitors circuits and provides system protection and other network management functions. Certain of these products also enable the customer to test the performance of its voice network and allow connection of Internet/data, video and voice circuits. These products support T1, T3 (44.6 million bits per second) and OC3 (155 million bits per second) services and a variety of data protocols, including Frame Relay, Switched Multi-megabit Data Service (SMDS), ATM, ISDN, HDSL and the Internet protocols. The ServicePoint service delivery platform is designed to be upgraded to enhance this core termination and monitoring functionality with control features, such as bandwidth management. ADC's AAC-1® and AAC-3® ATM access concentrators adapt, aggregate, multiplex and manage all voice, data and video signals in various speeds, technologies and protocols for transport over T1, E1, T3 and E3 speed ATM networks. ADC sells several remote access and routing products, some of which are specifically designed for Internet access. ADC has entered into agreements with other ATM equipment suppliers providing for the joint marketing of and integration of ADC's ATM adaptation and concentration technologies into the ATM switching and routing products manufactured by such companies. ADC's EZT, ICX® and Opera® products support a wide range of customer interfaces and applications which enable service providers to deliver many network services simultaneously in a cost-effective manner. In June 1999, ADC completed the acquisition of Pathway, Inc. Pathway manufactures the AccessPoint™ Universal Media Access system. AccessPoint interfaces with several existing ADC products and is an ATM access product that transports Internet/data, video and voice and communications over high-speed, switched broadband networks.

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

    PatchSwitch System and PatchMate™ Module.  ADC's PatchSwitch system is a data network management product which provides access to and monitors, tests and reconfigures digital data circuits and permits local or remote switching to alternate circuits or backup equipment. This system is modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate module is a manually operated electromechanical device used to gain access to the network in order to monitor, test and reconfigure digital data circuits.

    Homeworx Access Transport Platform.  The Homeworx system has been designed for deployment on video-only, telephony-only and integrated video, telephony and Internet/data broadband networks provided by telephone operating companies, cable TV operators and other communications common carriers. The Homeworx access transport platform utilizes Hybrid Fiber Coax (HFC) technology.

    DV6000™ and Other Fiber Video Delivery Equipment.  ADC's DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format (at speeds up to 10 billion bits per second, with capacity of up to 64 channels) over fiber in the super trunking portions of broadcast and interactive video networks.

    Optiworx™ HFC Transport Systems Platform. ADC's Optiworx family offers a comprehensive, multiservice HFC transport system including 1310nm and 1550nm optical transmitters, optical receivers, optical distribution nodes, patented RF amplifier technology, dense wavelength division multiplexing (DWDM) capability, and digital HFC products and technology—all tied together with a network management system. ADC's Optiworx product line is designed for a broad range of HFC transport applications, including broadcast video, IP or circuit-switched telephony, video on demand, Internet access and targeted advertising. These products are being deployed in the U.S. and around the world by cable TV operators who are upgrading their plants to carry two-way service over hybrid fiber/coaxial plants, including digital interactive Internet/data, video and voice services.

    ADC Teledata Products.  In November 1998, ADC acquired Teledata Communications, Ltd. ("Teledata"). ADC's Teledata products enable telephone operating companies to enhance the capacity, reach and functionality of the local loop. Teledata's product portfolio currently consists of a family of digital loop carriers and wireless local loop access solutions. Teledata's digital loop carriers include the following: the BroadAccess™ family of compact and flexible future generation DLCs, which provide voice and Internet/data services for digital networks of clusters of 60 to 480 subscribers and consist of the DCS-30 (formerly known as the TDLC 30), the DCS-20F and the DCS-20T; the DCS-20E multiplexer and cross-connect system that allows telephone operating companies to connect from 120 to 480 subscribers to the local exchange; the TIMUX access multiplexer that enables the connection of groups of 30 to 150 subscribers to the local exchange; and the CTLOOP digital "pair-gain" system that allows the connection of groups of up to 10 subscribers to the local exchange without additional investment in infrastructure. The ERC digital wireless local loop point to multi-point system connects up to 960 subscribers using base stations, each of which serves subscribers within a 50 kilometer radius.

    Cellspan Broadband Wireless System.  ADC's Cellspan broadband wireless system offers a wireless alternative to copper-based and fiber-optic-based products by delivering high-speed wireless Internet/data, video and voice services to customers. With major carriers Worldcom and Sprint entering the wireless market in 1999, ADC believes that wireless products offer a viable alternative to wireline solutions for access to the "last mile/kilometer" of the communications network. In 1999, ADC released and began selling its Cellspan system. Although further refinement and testing of the Cellspan system will be required prior to large-scale deployment, ADC believes that the experience it gained from selling one-way Multi-point Microwave Distribution Systems (MMDS) in this market for the past four years will enable ADC to compete successfully in the wireless market.

    Wireless Cable and Broadcast TV Transmission Equipment.  ADC supplies products to the wireless cable and broadcast TV market. ADC designs and manufactures television transmission products for these markets, including transmitters, combiners, back-up equipment and antennas to wireless cable operators for MMDS. Because the Federal Communications Commission has mandated that each TV station establish a digital channel by the end of the year 2003 or lose their license to the existing analog TV market, each TV station must establish a separate digital TV channel and install an additional TV transmitter for broadcasting. ADC believes that its existing TV transmitters and other system capabilities will enable ADC to leverage other products into other Broadband Access and Transport applications in the wireless cable and broadcast TV industries.

Integrated Solutions

    Integrated Solutions products and services consist of systems integration services, operations support systems (OSS) software and enhanced services/intelligent network software that positions service providers to deliver broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks and OSS applications that deliver Internet/data, video and voice services to residences and businesses. OSS software includes the Saville Systems® line of communications billing and customer care software and the Metrica® line of network performance and service level assurance software. Enhanced services/ intelligent network software includes the NewNet® line of Signaling System 7 (SS7), intelligent network, wireless messaging and provisioning, Communications Assistance to Law Enforcement Act (CALEA) and Internet applications software. Integrated Solutions products and services are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers and communications equipment manufacturers.

    Systems Integration Services.  Systems integration services consist of project management, technical consulting and design, implementation, reliability, performance and training services. System integration services support ADC as well as multi-vendor solutions. ADC provides its systems integration services and software primarily to telephone operating companies, cable TV companies, other common carriers and users of private communications networks.

    ADC's systems integration services implement multimedia systems designed for integration of Internet/data, video and voice applications, including applications such as distance learning, business, medical and government networks. In addition, ADC's Systems Integration division has expanded its capabilities to include network records inventory and management, along with a full offering of Operational Support Systems (OSS) solutions. This division of ADC has expanded to most regions of the United States and is deploying services internationally with strategic partners.

    Customer Care and Billing Software.  In October 1999, ADC completed the acquisition of Saville Systems PLC, a provider of convergent billing and customer care solutions for local, Internet/data, long distance, wireless, cable television and energy service markets. Saville offers products and services designed to enable communications and energy service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. Saville's line of products includes Saville CBP® (Convergent Billing Platform), Saville IBP™ (Interconnect Billing Platform), SavilleCare™ and Saville Express™. Saville has also introduced facilities management services, which allow customers to license CBP from Saville and have Saville manage the operation of the software on customer-owned hardware, and offers a complete service bureau billing and customer care service. In addition to its product offerings, Saville also provides its customers with a full range of professional services, including assisting a customer in analyzing its requirements and then designing, developing and implementing a customer care and billing solution.

    Performance and Network Management Software.  ADC designs and sells communications network performance management software under the Metrica® brand name. Metrica's software platforms are used in the infrastructure management systems of wireless and wireline public network operators throughout the world.

    Intelligent Network Software.  ADC supplies intelligent network communications software, including Signaling Systems 7 (SS7) technology, wireless intelligent network products (such as short messaging services) software to assist carriers in complying with CALEA, and Internet applications software, under the NewNet® brand name.

  Sales and Marketing

    ADC sells its products to customers in three primary markets: (i) the United States public communications network market, which includes all five of the RBOCs, other telephone companies, long distance carriers, wireless service providers, cable TV operators and other domestic public network providers; (ii) the private and governmental voice, Internet/data and video network markets in the United States, which includes large business customers and governmental agencies that own and operate their own voice, data and video networks for internal use; and (iii) the international public and private network market. The U.S. public, U.S. private and governmental and international market segments accounted for 74.6%, 2.4% and 23.0%, respectively, of ADC's net sales for the year ended October 31, 1999; 73.3%, 5.1% and 21.6%, respectively, of ADC's net sales for the year ended October 31, 1998; and 73.2%, 5.5% and 21.3%, respectively, of ADC's net sales for the year ended October 31, 1997. ADC also sells product for each of these customer groups to communications OEMs. Additional financial information concerning sales of ADC's products is contained in ADC's Annual Report to Shareholders for the fiscal year ended October 31, 1999 (the "Annual Report"). Portions of the Annual Report are contained in Exhibit 13-a to this Form 10-K, as filed with the Securities and Exchange Commission (the "SEC" or the "Commission"), and are incorporated herein by reference.

    Purchases of products by public network providers and the OEMs which supply such companies accounted for the largest portion of ADC's net sales. ADC's business broadband and residential broadband transmission systems and broadband connectivity products for public network providers are primarily located in central transmission facilities (such as telephone company network central offices, cable TV company network supertrunks and headend offices, and wireless network global switching centers and base stations, all of which contain the equipment used in switching and transmitting incoming and outgoing circuits). Increasingly, portions of ADC's business broadband and residential broadband transmission systems are located in the public network outside plant facilities (outside the central transmission buildings) and on customers' premises. ADC's private and governmental network customers generally purchase ADC's enterprise-wide communications systems and public network access equipment for installation in the networks located at their premises.

    ADC also markets its products outside the United States primarily to telephone operating companies and cable TV operators for public communications networks located in Canada, Europe, the Middle East, Asia/Pacific, Australia and Latin America.

    A majority of ADC's sales are made by a direct sales force, and ADC maintains sales offices throughout the United States as well as in Canada, Europe, the Middle East, Asia/Pacific, Australia and Latin America. ADC's products are sold in the United States by several sales offices located throughout the country, as well as through dealer organizations and distributors. ADC's products are sold outside the United States by several field sales offices and by independent sales representatives and distributors, as well as through United States public and private network providers who also distribute products outside the United States.

    ADC has a customer service group that supports field sales personnel and is responsible for application engineering, customer training, entering orders and supplying delivery status information, and a field service engineering group that provides on-site service to customers.

Research and Development

    ADC believes that its future success depends on its ability to adapt to the rapidly changing communications environment, to maintain its significant expertise in core technologies and to continue to meet and anticipate its customers' needs. ADC continually reviews and evaluates technological changes affecting the communications market and invests substantially in applications-based research and development. ADC intends to continue an ongoing program of new product development that combines internal development efforts with acquisitions, joint ventures and licensing or marketing arrangements relating to new products and technologies from sources outside ADC.

    In recent years, increasingly significant portions of new communications equipment purchased by public network providers and private network customers have employed fiber-optic transmission, digital, integrated circuit, wireless and broadband copper-based technologies for residential, business and wireless broadband local loop applications. In the future, these communications network equipment purchasing trends will include increasingly sophisticated, software-intensive, OSS and network management systems. As a result, ADC's internal and external product development activities are primarily directed at the following areas: (i) the integration of fiber optic technology into additional products; (ii) the continuing development of its Homeworx system for telephony, data and integrated video, telephony and Internet/data applications; (iii) the development of network systems (including billing and customer care) software; (iv) the continuing development of its Soneplex and Cellworx systems for integrated Internet/data, video and voice applications; (v) the continuing development of wireless products; (vi) the incorporation of ATM and internet protocol technologies into Internet/data, video and voice products for both public and private communications networks; and (vii) the addition of video compression technology to its product line.

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

Competition

    Competition in the communications equipment industry is intense, and ADC believes that competition may increase substantially with the deployment of broadband networks and regulatory changes. Many of ADC's foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than those of ADC. ADC's Broadband Connectivity products are competitive with products offered by several other companies, including Lucent Technologies, Siecor and Telect. ADC's principal competitors in the Broadband Access and Transport market include Pairgain Technologies, Adtran, 3COM, General Instrument, Scientific-Atlanta and ANTEC. In the systems integration services and product market, ADC competes with Lucent Technologies, Nortel and Andersen Consulting. In the customer care and billing software market, ADC's primary competitors are Kenan Systems, a subsidiary of Lucent Technologies, and Daleen Technologies. In addition, ADC faces increasing competition from a number of other smaller competitors, none of which is dominant at this time.

    The rapid technological developments within the communications industry have resulted in frequent changes to ADC's group of competitors. ADC believes its success in competing with other manufacturers of communications products depends primarily on its engineering, manufacturing and marketing skills, the price, quality and reliability of its products and its delivery and service capabilities. While the market for ADC's products has not historically been characterized by significant price competition, ADC may face increasing pricing pressures from current and future competitors in certain or all of the markets for its products.

    ADC believes that technological change, the increasing addition of Internet/data, video, voice and other services to integrated multimedia networks, continuing regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the communications equipment market, the full scope and nature of which are difficult to predict at this time. Increased competition could result in price reductions, reduced margins and the loss of market share by ADC. ADC believes that industry regulatory change may create new opportunities for suppliers of communications equipment. ADC expects, however, that such opportunities may attract increased competition from others as well. In addition, ADC expects that Lucent Technologies will continue to be a major supplier to the RBOCs and will compete more extensively outside the RBOC market. ADC also believes that the rapid technological changes which characterize the communications industry will continue to make the markets in which ADC competes attractive to new entrants. There can be no assurance that ADC will be able to compete successfully with its existing or new competitors or that competitive pressures faced by ADC will not materially and adversely affect its business, operating results or financial condition.

Manufacturing and Supplies

    ADC manufactures a wide variety of products which are fabricated, assembled and tested in its own facilities or in subcontracted facilities. In an effort to reduce costs, ADC also utilizes off-shore assembly and sourcing. The manufacturing process for ADC's electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for ADC's electromechanical products consists primarily of fabrication of jacks, plugs, and other basic components from raw materials, assembly of components and testing. ADC's sheet metal, plastic molding, stamping and machining capabilities permit ADC to configure components to customer specifications.

    ADC purchases raw materials and component parts, consisting primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items, from several suppliers. Although a few of the components used by ADC are single-sourced, ADC has experienced no significant difficulties to date in obtaining adequate quantities of these raw materials and component parts. This circumstance could change in the future, however, and ADC cannot be sure that the quantity or quality of raw materials and component parts will be as readily available in the future.

Proprietary Rights

    ADC owns a number of United States and foreign patents relating to its products. These patents, in the aggregate, constitute a valuable asset of ADC. ADC, however, believes that its business is not dependent upon any single patent or any group of related patents.

    ADC has registered the initials "ADC" alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

Employees

    As of October 31, 1999, there were approximately 13,500 persons employed by ADC. ADC considers relations with its employees to be good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    Certain portions of this Form 10-K, including "Business" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent ADC's expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of ADC's cash balances and cash generated from operating and financing activities for ADC's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications equipment industry or ADC's business. ADC cautions that any forward-looking statements made by ADC in this report or in other announcements made by ADC are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth on Exhibit 99-a to this Form 10-K.

Item 2. PROPERTIES

    ADC's corporate headquarters are currently located in four leased buildings in Minnetonka, Minnesota comprising an aggregate of approximately 286,400 square feet. Leases for ADC's headquarters buildings expire at different times through 2001.

    ADC has entered into a five-year operating lease agreement for a new corporate headquarters facility located in Eden Prairie, Minnesota. The total cost of the facilities is expected to be approximately $100 million. Construction of the facilities began late in fiscal 1999 and is expected to be completed in 2001. The new corporate headquarters facility is expected to comprise approximately 1.2 million square feet.

    ADC owns a manufacturing facility and an adjacent distribution facility in Shakopee, Minnesota that comprises approximately 372,000 square feet.

    ADC also owns and leases a variety of other facilities for ADC's manufacturing, development, distribution, warehousing, sales and other activities. These facilities, including sales offices, are located in various countries, including the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Finland, France, Germany, Hungary, Ireland, Israel, Japan, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Singapore, Spain, Thailand, the United Kingdom and Venezuela.

    ADC believes that the facilities used in its operations and currently under development are suitable for their respective uses and adequate to meet ADC's current needs.

Item 3. LEGAL PROCEEDINGS

    None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of ADC are as follows:

Name	Office	Officer Since	Age
William J. Cadogan	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Operating Officer	1987	51
Lynn J. Davis	Senior Vice President, President, Broadband Connectivity Group	1984	52
Robert W. Switz	Senior Vice President, Chief Financial Officer	1994	53
Larry J. Ford	Senior Vice President, President, Integrated Solutions Group	1999	58
Arun Sobti	Senior Vice President, President, Broadband, Access and Transport Group	1999	53
Charles T. Roehrick	Vice President, Controller	1995	45
Jeffrey D. Pflaum	Vice President, General Counsel and Corporate Secretary	1999	40
Laura N. Owen	Vice President, Human Resources	1999	43
J. Wayne Stewart	Vice President, Operations	1999	49

    Messrs. Cadogan and Davis have served in various capacities with ADC for more than five years. Biographical information regarding the other named executive officers is set forth below:

    Mr. Switz joined ADC in January 1994. Prior to such time, he was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, from 1988, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

    Mr. Ford joined ADC in October 1999. From April 1995 to August 1999, Mr. Ford served as President and Chief Executive Officer of Information Advantage, an Eden Prairie, Minnesota-based software company focused on the data warehousing and business intelligence markets. Prior to that time, Mr. Ford served as Chairman and Chief Executive Officer of Systems Software Associates (SSA), a Chicago-based application software company that provides enterprise business information solutions to the industrial sector market, from August 1991 to November 1994. Mr. Ford also served more than 25 years with IBM in various management capacities.

    Mr. Sobti joined ADC in June 1999. Prior to such time, Mr. Sobti was employed by Motorola, Inc. for over 20 years, most recently as Vice President and Director of Solutions Engineering for Motorola's Global Telecom Solutions Group.

    Mr. Roehrick joined ADC in January 1995. Prior to such time, he was employed by Cray Research, Inc., a manufacturer of large scale computers, most recently as Controller. From 1992 to 1993, he was Assistant Controller of Cray Research, and from 1989 to 1991, he was Director of Accounting for Cray Research.

    Mr. Pflaum joined ADC in April 1996 and became Vice President, General Counsel and Secretary of ADC in March 1999. Prior to joining ADC, he was an attorney with the Minneapolis-based law firm of Popham Haik Schnobrich & Kaufman.

    Ms. Owen joined ADC in December 1997. Prior to such time, she was employed by Texas Instruments and Raytheon, manufacturers of high technology systems and components. From 1995 to 1997, she was the Vice President of Human Resources for the Defense Systems and Electronics Group of Texas Instruments, which was sold to Raytheon in 1997.

    Mr. Stewart joined ADC in November 1998. From 1994 to 1999, he served either as Vice President or Executive Vice President, Operations at FSI International, Inc. Between 1973 and 1994, he worked in various management positions with Texas Instruments, Inc. From 1990 to 1994, Mr. Stewart served as General Manager of Texas Instrument's CIM Products Division and Dallas Custom Manufacturing Services businesses. From 1983 to 1990, Mr. Stewart worked in operations management at Texas Instrument's Missile Systems Business and HARM Manufacturing, preceded by 10 years of experience with Texas Instruments.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The section entitled "Quarterly Stock Prices" of the Annual Report is incorporated herein by reference. This section is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The summary of certain consolidated statement of income and balance sheet information for the eleven years ended October 31, 1999 included in the Annual Report is incorporated herein by reference. This information is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC. Such summary information should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 14 of this Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Matters" in the Annual Report are incorporated herein by reference. This section is also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in the Annual Report is incorporated herein by reference. This section is also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes thereto included in the Annual Report are incorporated herein by reference. These financial statements are also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in ADC's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission on or before January 29, 2000 (the "Proxy Statement") are incorporated herein by reference. The section entitled "Executive Officers of the Registrant" following Item 4 of this Form 10-K is incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.  Financial Statements

    The following consolidated financial statements of ADC are part of this report and are found on the pages of the Annual Report indicated below and incorporated herein by this reference. These financial statements are included on Exhibit 13-a to this Form 10-K, as filed with the SEC.

Page Reference in the Annual Report to Shareholders
Management's Responsibility for Financial Reporting	29
Report of Independent Public Accountants	29
Consolidated Statements of Income for the years ended October 31, 1999, 1998 and 1997	30
Consolidated Balance Sheets as of October 31, 1999 and 1998	31
Consolidated Statements of Shareowners' Investment for the years ended October 31, 1999, 1998 and 1997	32
Consolidated Statements of Cash Flows for the years ended October 31, 1999, 1998 and 1997	33
Notes to Consolidated Financial Statements	34
Eleven-Year Financial Summary for the years ended October 31, 1989 through October 31, 1999 (Unaudited)	44

    The following reports are part of this report and are included as Exhibits 13-b and 13-c to this Form 10-K, as filed with the SEC.

Report of PricewaterhouseCoopers, Chartered Accountants and Registered Auditors	Exhibit 13-b
Report of Ernst & Young Chartered Accountants	Exhibit 13-c
  2.
  Financial Statement Schedules

    All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibit 99-b to this Form 10-K, as filed with the SEC.

  3.
  Listing of Exhibits

Exhibit Number	Description
3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
3-b	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, National Association (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989 and November 28, 1995), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-c	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999.
10-a*	Stock Option and Restricted Stock Plan, restated as of January 26, 1988. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988.)
10-b*	Amendment to Stock Option and Restricted Stock Plan dated as of September 26, 1989. (Incorporated by reference to Exhibit 10-e to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-c*	ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended and restated through February 23, 1999. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).
10-d*	Business Development Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-f of ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-e*	Business Unit Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-f*	Corporate Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-r to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-g*	International Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-h*	Business Unit Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-i*	Corporate Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-n to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-j*	ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2000.
10-k*	Executive Incentive Exchange Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-u to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-l*	Executive Incentive Exchange Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report Form 10-K for the fiscal year ended October 31, 1998.)
10-m*	Executive Incentive Exchange Plan Fiscal Year 2000.
10-n*	Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-o*	ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-p*	First Amendment of ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description, effective July 22, 1997. (Incorporated by reference to Exhibit 10-x to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-q*	Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)
10-r*	First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-s*	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-t*	ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-u*	Second Amendment of ADC Telecommunications, Inc. Deferred Compensation Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-v*	ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-w*	Second Amendment of ADC Telecommunications, Inc. Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-x*	ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-y*	Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-z	Lease Agreement, dated August 21, 1990, between Minnetonka Corporate Center I Limited Partnership and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)
10-aa	Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)
10-bb	Sublease Agreement, dated October 31, 1990, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)
10-cc	Sublease, dated as of February 21, 1995, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-a of ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)
10-dd	Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for ADC's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-w to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
10-ee	Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for ADC's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-x to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
10-ff	Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc.
10-gg	Ground Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc.
10-hh	Construction Agreement, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Kraus-Anderson Construction Company.
10-ii	Construction Agency Agreement, dated as of October 22, 1999, between Lease Plan North America, Inc. and ADC Telecommunications, Inc.
10-jj	Participation Agreement, dated as of October 22, 1999, among ADC Telecommunications, Inc., Lease Plan North America, Inc., the Participants named therein and ABN AMRO Bank N.V.
10-kk	Conduit Facility, Transfer and Revolving Credit Agreement, dated as of November 24, 1998, by and among ADC Telecommunications, Inc., Windmill Funding Corporation, Amsterdam Funding Corporation, ABN AMRO Bank N.V., and certain other financial institutions. (Incorporated by reference to Exhibit 10-kk to ADC's Form 10-K for the year ended October 31, 1998.)
13-a	Portions of the 1999 Annual Report to Shareholders.
13-b	Report of PricewaterhouseCoopers, Chartered Accountants and Registered Auditors.
13-c	Report of Ernst & Young Chartered Accountants.
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Arthur Andersen LLP.
23-b	Consent of PricewaterhouseCoopers, Chartered Accountants and Registered Auditors.
23-c	Consent of Ernst & Young Chartered Accountants.
24-a	Power of Attorney.
27-a	Financial Data Schedule for the fiscal year ended October 31, 1999.
27-b	Restated Financial Data Schedule for the fiscal year ended October 31, 1998.
27-c	Restated Financial Data Schedule for the fiscal year ended October 31, 1997.
99-a	Cautionary Statement regarding Forward-Looking Statements.
99-b	Report of Arthur Andersen LLP and Schedule II.

There have been excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of the total assets of ADC. ADC hereby agrees to furnish a copy of any such instruments to the Commission upon request.

(b)
The following Reports on Form 8-K were filed during the last quarter of the period covered by this report:
•
Report on Form 8-K dated August 18, 1999, filed in connection with the election of new directors to ADC's Board of Directors; and
•
Report on Form 8-K dated October 12, 1999, filed in connection with the acquisition of Saville Systems PLC.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC Telecommunications, Inc.
Dated: December 30, 1999	By:	/s/ WILLIAM J. CADOGAN William J. Cadogan Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. CADOGAN William J. Cadogan	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Dated: December 30, 1999
/s/ ROBERT E. SWITZ Robert E. Switz	Senior Vice President, Chief Financial Officer (principal financial officer)	Dated: December 30, 1999
/s/ CHARLES T. ROEHRICK Charles T. Roehrick	Vice President, Controller (principal accounting officer)	Dated: December 30, 1999
John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
Thomas E. Holloran*	Director
B. Kristine Johnson*	Director
Alan E. Ross*	Director
Jean-Pierre Rosso*	Director
John W. Sidgmore*	Director
John D. Wunsch*	Director
Charles D. Yost	Director

*By:	/s/ JEFFREY D. PFLAUM Jeffrey D. Pflaum Attorney-in-Fact	Dated: December 30, 1999

ADC Telecommunications, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended October 31, 1999

EXHIBIT INDEX

Exhibit Number	Description	Page
3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
3-b	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, National Association (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989 and November 28, 1995), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-c	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999.
10-a*	Stock Option and Restricted Stock Plan, restated as of January 26, 1988. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1988.)
10-b*	Amendment to Stock Option and Restricted Stock Plan dated as of September 26, 1989. (Incorporated by reference to Exhibit 10-e to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-c*	ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended and restated through February 23, 1999. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999).
10-d*	Business Development Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-f of ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-e*	Business Unit Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-f*	Corporate Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-r to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-g*	International Management Incentive Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-h*	Business Unit Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-i*	Corporate Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-n to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-j*	ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2000.
10-k*	Executive Incentive Exchange Plan Fiscal Year 1998. (Incorporated by reference to Exhibit 10-u to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-l*	Executive Incentive Exchange Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report Form 10-K for the fiscal year ended October 31, 1998.)
10-m*	Executive Incentive Exchange Plan Fiscal Year 2000.
10-n*	Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-o*	ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-p*	First Amendment of ADC Telecommunications, Inc. Change in Control Severance Pay Plan Statement and Summary Plan Description, effective July 22, 1997. (Incorporated by reference to Exhibit 10-x to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-q*	Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)
10-r*	First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-s*	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.)
10-t*
ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-u*	Second Amendment of ADC Telecommunications, Inc. Deferred Compensation Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-v*	ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-w*	Second Amendment of ADC Telecommunications, Inc. Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-x*	ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-y*	Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-z	Lease Agreement, dated August 21, 1990, between Minnetonka Corporate Center I Limited Partnership and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-x to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)
10-aa	Lease Agreement, dated October 26, 1990, between Lutheran Brotherhood and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-w to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)
10-bb	Sublease Agreement, dated October 31, 1990, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-y to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1990.)
10-cc	Sublease, dated as of February 21, 1995, between Seagate Technology, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-a of ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1995.)
10-dd	Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for ADC's facility located at 5900 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-w to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
10-ee	Extension of Lease, dated December 7, 1995, between ADC Telecommunications, Inc. and Lutheran Brotherhood (for ADC's facility located at 5950 Clearwater Drive, Minnetonka Corporate Center, Minnetonka, Minnesota). (Incorporated by reference to Exhibit 10-x to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
10-ff	Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc.
10-gg	Ground Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc.
10-hh	Construction Agreement, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Kraus-Anderson Construction Company.
10-ii	Construction Agency Agreement, dated as of October 22, 1999, between Lease Plan North America, Inc. and ADC Telecommunications, Inc.
10-jj	Participation Agreement, dated as of October 22, 1999, among ADC Telecommunications, Inc., Lease Plan North America, Inc., the Participants named therein and ABN AMRO Bank N.V.
10-kk	Conduit Facility, Transfer and Revolving Credit Agreement, dated as of November 24, 1998, by and among ADC Telecommunications, Inc., Windmill Funding Corporation, Amsterdam Funding Corporation, ABN AMRO Bank N.V., and certain other financial institutions. (Incorporated by reference to Exhibit 10-kk to ADC's Form 10-K for the year ended October 31, 1998.)
13-a	Portions of the 1999 Annual Report to Shareholders.
13-b	Report of PricewaterhouseCoopers, Chartered Accountants and Registered Auditors.
13-c	Report of Ernst & Young Chartered Accountants.
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Arthur Andersen LLP.
23-b	Consent of PricewaterhouseCoopers, Chartered Accountants and Registered Auditors.
23-c	Consent of Ernst & Young Chartered Accountants.
24-a	Power of Attorney.
27-a	Financial Data Schedule for the fiscal year ended October 31, 1999.
27-b	Restated Financial Data Schedule for the fiscal year ended October 31, 1998.
27-c	Restated Financial Data Schedule for the fiscal year ended October 31, 1997.
99-a	Cautionary Statement regarding Forward-Looking Statements.
99-b	Report of Arthur Andersen LLP and Schedule II.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE

PART II
PART III
PART IV

SIGNATURES

ADC Telecommunications, INC.
EXHIBIT INDEX