Form 10-Q
period 2000-01-31
ADC TELECOMMUNICATIONS INC
filed 2000-03-16
CIK 61478

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

OR

/ /	TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-1424

ADC Telecommunications, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12501 Whitewater Drive, Minnetonka, MN 55343

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

Common stock, $.20 par value: 305,747,343 of March 13, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In thousands)

ASSETS

	January 31, 2000	October 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$164,661	$143,523
Short-term investments	199,654	150,493
Accounts receivable	439,574	436,751
Inventories	281,438	243,882
Prepaid income taxes and other assets	52,085	54,789

Total current assets	1,137,412	1,029,438
PROPERTY AND EQUIPMENT, net	343,277	312,066
OTHER ASSETS, principally goodwill	333,830	331,025

	$1,814,519	$1,672,529

LIABILITIES AND SHAREOWNERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$103,291	$119,212
Accrued liabilities	216,088	216,671
Accrued income taxes	73,971	41,919
Notes payable and current maturities of long-term debt	12,048	35,152

Total current liabilities	405,398	412,954
LONG-TERM DEBT, less current maturities	13,116	11,024

Total liabilities	418,514	423,978
SHAREOWNERS' INVESTMENT
(303,372 and 300,346 shares outstanding, respectively)	1,396,005	1,248,551

	$1,814,519	$1,672,529

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(In thousands, except earnings per share)

	Three Months Ended January 31,
	2000	1999
NET SALES	$544,634	$404,294
COST OF PRODUCT SOLD	283,057	212,310

GROSS PROFIT	261,577	191,984

EXPENSES:
Research and development	57,950	45,744
Selling and administration	113,965	84,227
Goodwill amortization	5,567	5,097
Non-recurring charges	—	60,327

Total expenses	177,482	195,395

OPERATING INCOME (LOSS)	84,095	(3,411)
OTHER INCOME (EXPENSE), NET:
Interest	2,195	370
Other	(944)	(1,208)

INCOME (LOSS) BEFORE INCOME TAXES	85,346	(4,249)
PROVISION FOR INCOME TAXES	29,018	5,433

NET INCOME (LOSS)	$56,328	$(9,682)

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	302,120	298,212

EARNINGS (LOSS) PER SHARE (BASIC)	$0.19	$(0.03)

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	314,518	298,212

EARNINGS (LOSS) PER SHARE (DILUTED)	$0.18	$(0.03)

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Three Months Ended January 31,
	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$56,328	$(9,682)
Adjustments to reconcile net income to net cash from operating activities—
Non-recurring charges	—	60,327
Depreciation and amortization	27,416	23,062
Other	902	1,639
Changes in assets and liabilities
Accounts receivable	1,776	46,651
Inventories	(32,937)	(5,766)
Prepaid income taxes and other assets	(4,824)	2,210
Accounts payable	(18,589)	(2,667)
Accrued liabilities	11,510	(3,762)

Total cash from operating activities	41,582	112,012

INVESTMENT ACTIVITIES:
Acquisitions	(17,963)	(192,422)
Property and equipment additions, net	(46,785)	(20,194)
Marketable securities and short-term investments	23,639	9,029
Long-term investments	5,417	(4,795)

Total cash used for investment activities	(35,692)	(208,382)

FINANCING ACTIVITIES:
Increase/(decrease) in debt	(26,368)	107
Common stock issued	42,657	13,244

Total cash from financing activities	16,289	13,351

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,041)	(811)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	21,138	(83,830)
EFFECT OF CONFORMING YEAR END OF ACQUIRED COMPANY	—	(11,035)
CASH AND CASH EQUIVALENTS, beginning of period	143,523	328,032

CASH AND CASH EQUIVALENTS, end of period	$164,661	$233,167

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In thousands, except earnings per share)

	1st Quarter 2000	4th Quarter 1999	3rd Quarter 1999	2nd Quarter 1999
NET SALES	$544,634	$582,465	$483,597	$456,591
COST OF PRODUCT SOLD	283,057	302,964	254,243	240,465

GROSS PROFIT	261,577	279,501	229,354	216,126

EXPENSES:
Research and development	57,950	54,075	45,703	47,350
Selling and administration	113,965	112,296	99,229	94,440
Goodwill amortization	5,567	6,141	5,541	5,470
Non-recurring charges	—	30,400	58,250	—

Total expenses	177,482	202,912	208,723	147,260

OPERATING INCOME	84,095	76,589	20,631	68,866
OTHER INCOME (EXPENSE), NET:
Interest	2,195	2,079	1,656	671
Other	(944)	(3,311)	(1,546)	(1,000)

INCOME BEFORE INCOME TAXES	85,346	75,357	20,741	68,537
PROVISION FOR INCOME TAXES	29,018	34,214	9,857	23,244

NET INCOME	$56,328	$41,143	$10,884	$45,293

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	302,120	300,966	299,316	298,290

EARNINGS PER SHARE (BASIC)	$0.19	$0.14	$0.04	$0.15

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	314,518	307,412	307,588	306,698

EARNINGS PER SHARE (DILUTED)	$0.18	$0.13	$0.04	$0.15

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

    All historical financial information has been restated to reflect the acquisition of Saville Systems PLC ("Saville") which was completed in the fourth quarter of fiscal year 1999 and accounted for as a pooling of interests.

    Earnings per share amounts, stock options and shares outstanding have been restated to reflect the Company's 2-for-1 stock split effected in the form of a stock dividend issued on February 15, 2000.

    The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the quarter ended January 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with ADC's most recent Annual Report on Form 10-K.

Note 2 Inventories:

    Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in thousands):

	January 31, 2000	October 31, 1999
Purchased materials and Manufactured products	$252,362	$217,021
Work-in-process	29,076	26,861

	$281,438	$243,882

Note 3 Non-recurring Charges:

    The non-recurring charges of $60.3 million during the quarter ended January 31, 1999 represent restructuring charges of $30.0 million and the write-off of purchased in-process research and development charges of $30.3 million from the acquisitions of Teledata Communications Ltd., Hadax Electronics, Inc. and Phasor Electronics, GmbH.

    In November 1998, ADC's management approved a restructuring plan, which included initiatives to integrate the software operations of the former Wireless Systems Group with the newly formed Integrated Solutions Group, consolidate unproductive and duplicative facilities, reposition certain products and dispose of product lines that no longer fit ADC's current focus and growth strategy. Total accrued restructuring costs of $30.0 million were charged to operations in the first quarter of fiscal 1999 related to these initiatives. These restructuring charges included employee termination costs and other incremental costs incurred as a direct result of the restructuring plan. The restructuring plan was completed by October 31, 1999.

Note 4 Acquisitions:

    ADC completed the acquisition of NVision, Inc. during the first quarter of fiscal 2000. The purchase price of $19.7 million consisted of cash and stock options valued at approximately $2.7 million. The results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in ADC's financial statements from the date of acquisition. Proforma results of operations have not been presented because the effects of the acquisition were not considered material. The purchase price was allocated to the assets acquired and liabilities assumed based on ADC's estimates of fair value. The fair value of approximately $14 million, assigned to intangible assets acquired consists of existing technology, assembled work force, non-competition agreements, agency relationships, customer accounts and other less significant intangible assets. Amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over a period not exceeding ten years.

    ADC also completed the acquisition of Comtec Electrónica S.R.L. during the first quarter of fiscal 2000.

    On February 23, 2000, ADC and PairGain Technologies, Inc. ("PairGain") announced the signing of a definitive agreement providing for a merger (the "Merger") in which PairGain will become a wholly owned subsidiary of ADC. PairGain is a leader in the design, manufacture, marketing and sale of digital subscriber line (DSL) networking systems. Through the Merger, which is structured as a tax-free reorganization for U.S. federal income tax purposes, ADC will issue 0.43 of a share of its common stock for each share of common stock of PairGain. The Merger is intended to be accounted for as a pooling of interests, and is subject to certain conditions, including PairGain stockholder approval and receipt of required regulatory approvals.

    In connection with and as a condition of the Merger, PairGain also has granted ADC an option to purchase up to 19.9% of PairGain's common stock exercisable in certain circumstances, including certain events causing termination of the agreement providing for the Merger. Additionally, ADC entered into voting agreements with various individuals, each solely in his capacity as a stockholder of PairGain, who have agreed to vote all shares of PairGain common stock owned or controlled by them in favor of the Merger.

Note 5 Comprehensive Income:

    The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on ADC's net income, balance sheet, or shareowners' equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended January 31,
	2000	1999
Net income (loss)	$56,328	$(9,682)
Changes in cumulative translation adjustments	(821)	1,566
Unrealized gain from securities classified as available for sale (Common shares of Efficient Networks)	45,845	—

Comprehensive income (loss)	$101,352	$(8,116)

    During the third quarter of fiscal 1999, Efficient Networks, Inc., in which ADC owns a minority interest, completed an initial public offering of its common stock, which caused a valuation adjustment in ADC's investment. At January 31, 2000, ADC owned shares of Efficient Networks common stock and carried the investment at a market value of $164.8 million.

Note 6 Earnings Per Share:

    Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended January 31, 2000 and 1999 (in thousands, except earnings per share).

	Three Months Ended January 31,
	2000	1999
Net income (loss)	$56,328	$(9,682)
Earnings (loss) per common share (basic)	$0.19	$(0.03)
Earnings (loss) per common share (diluted)	$0.18	$(0.03)
Weighted average common shares outstanding (basic)	302,120	298,212
Effect of dilutive securities—stock options	12,398	0
Weighted average common shares outstanding (diluted)	314,518	298,212

Note 7 Segment Reporting:

    Beginning with fiscal 1999, ADC adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires ADC to disclose selected financial data by operating segment, defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by ADC's chief operating decision maker in determining resource allocation and assessing performance. ADC has identified three reportable segments based on the internal organization structure, management of operations and performance evaluation: Broadband Connectivity, Broadband Access and Transport, and Integrated Solutions. Segment detail is summarized as follows:

Segment Information (In Thousands)

	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated
Three months ended January 31, 2000:
External Sales	$267,029	$169,495	$107,799	$311	$544,634
Operating Income (Loss)	108,902	(12,677)	12,286	(24,416)	84,095
Three months ended January 31, 1999:
External Sales	175,196	139,650	89,447	1	404,294
Operating Income (Loss)	63,647	(3,495)	7,606	(71,169)	(3,411)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ADC Telecommunications, Inc. ("ADC") offers a broad range of network equipment, software and integration services for broadband, multiservice networks that deliver Internet/data, video and voice communications over telephone, cable television, Internet, broadcast, wireless and enterprise networks. ADC's broadband, multiservice network solutions enable local access, high-speed transmission and software management of communications services from service providers to consumers and businesses over fiber-optic, copper, coaxial and wireless media.

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

    BROADBAND CONNECTIVITY products include broadband connection and access devices for copper, coaxial, fiber-optic, wireless and broadcast communications networks. The group also supplies fiber-optic and wireless components. These products are used globally in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks. Broadband Connectivity products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the central office and the "last mile/kilometer" portion of communications networks. Fiber-optic components include connectors, isolators, circulators, collimators, couplers, splitters, dense wavelength division multiplexing (DWDM) devices and pump lasers. Wireless components include coverage enhancement products, tower top amplifiers and RF filters. Broadband Connectivity products are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

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

    The group's transport systems operate between central offices and in the "last mile/kilometer" portion of communications networks and include Soneplex®, Cellworx®, Axity™, Homeworx™, Optiworx™, DV6000™ and BroadAccess™ systems. The Soneplex system delivers T1-based services over copper or fiber facilities. As the industry's first global ATM Virtual Path transport element, the Cellworx system offers bandwidth-efficient, multiservice delivery of Internet/data, video and voice services, allocates only the bandwidth needed per service type and extends communications services over fiber-optic and copper (using xDSL technologies) facilities to businesses and residences. The Axity broadband wireless system delivers high-speed Internet/data, video and voice services. The Homeworx system enables cable television operators to transport high-speed digital signals for two-way Internet/data, video and voice services. ADC also provides the Optiworx family of fiber-optic transmitter and node products, along with coaxial amplifiers that cable television operators use to upgrade their networks to broader bandwidths for digital Internet/data, video, and voice services. The DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format over fiber facilities, and is used in the long haul portions of cable television, broadcast and interactive video networks, including distance learning, government and campus networks. The BroadAccess digital loop carrier system is used to deliver Internet/data and voice services.

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

    Historically, ADC's principal product offerings generally consisted of copper-based and fiber-optic-based products designed to address the needs of its customers for transmission and connectivity on traditional communications networks. With the growth of multimedia applications and the related development of enhanced Internet/data, video and voice services, ADC's more recent product offerings and research and development efforts have increasingly focused on emerging technologies and network equipment, software and integration service offerings for broadband communications applications. The market for broadband communications network equipment, software and integration services is evolving and rapidly changing. ADC's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups and is also dependent on the growth of the market. The growth in the market for such broadband communications products and services is dependent on a number of factors, including the amount of capital expenditures by communications service providers, regulatory and legal developments, changes to capital expenditure rates by communications service providers (which could result from the ongoing consolidation of customers in the market as well as the addition of new customer entrants to the market) and end-user demands for integrated Internet/data, video, voice and other communications services. There can be no assurance that ADC's new or enhanced products and services will meet with market acceptance or be profitable.

    ADC's operating results may fluctuate significantly from quarter to quarter due to several factors. ADC is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. ADC's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. In addition, ADC's results of operations are subject to seasonal factors. ADC historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and ADC's fiscal year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future.

RESULTS OF OPERATIONS

    The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 2000 and 1999 and the percentage changes in these income and expense items between periods are contained in the following table:

	Percentage of Net Sales for the Three Months Ended January 31
			Percentage Increase (Decrease) Between Periods
	2000	1999
Net Sales	100.0%	100.0%	34.7%
Cost of Product Sold	(52.0)	(52.5)	33.3

Gross Profit	48.0	47.5	36.2
Expenses:
Research and development	(10.6)	(11.3)	26.7
Selling and administration	(20.9)	(20.9)	35.3
Goodwill amortization	(1.1)	(1.3)	9.2
Non-recurring charges	—	(14.9)	—

Operating Income (Loss)	15.4	(0.9)	N/A
Other Income (Expense), Net:
Interest	0.4	0.1	493.2
Other	(0.2)	(0.3)	(21.9)

Income (Loss) Before Income Taxes	15.6	(1.1)	N/A
Provision for Income Taxes	(5.3)	(1.3)	434.1

Net Income (Loss)	10.3%	(2.4)%	N/A

    Net Sales:  The following table sets forth ADC's net sales for the quarters ended January 31, 2000 and 1999 for each of ADC's functional product groups described above:

	Three Months Ended January 31 ($ in Thousands)
	2000		1999
Product Group
	Net Sales	%	Net Sales	%
Broadband Connectivity	$267,340	49.1%	$175,196	43.3%
Broadband Access and Transport	169,495	31.1	139,650	34.5
Integrated Solutions	107,799	19.8	89,448	22.2

Total	$544,634	100.0%	$404,294	100.0%

    Net sales for the quarter ended January 31, 2000 were $544.6 million, a $140.3 million or 34.7% increase over the comparable 1999 quarter. These increases reflected growth in all product groups. Revenue contributions from companies acquired in the first quarter of 2000 were $2.6 million. International revenues comprised approximately 21.1% and 26.2% of ADC's sales for the quarters ended January 31, 2000 and 1999, respectively.

    During the quarter ended January 31, 2000, net sales of Broadband Connectivity products rose by 52.6%. This growth reflects continued strong global demand for ADC's fiber-and copper-connectivity systems and optical components. Sales were made to a broad range of Internet/data, video and voice service providers—incumbent and new entrants—around the globe. Strong worldwide growth in broadband connectivity systems continues as a result of growth in Internet/data traffic and digital services, which is creating demand for broader bandwidth connections, and entrance of new service providers, which is creating demand for connectivity to new and existing communication networks. Broadband Connectivity's sales have grown to represent approximately 49.1% of ADC's net sales. ADC expects that future sales of Broadband Connectivity products will continue to account for a substantial portion of its net sales.

    During the quarter ended January 31, 2000, net sales of Broadband Access and Transport products rose by 20.2%. The growth is primarily the result of sales growth of major product systems—telephone transport and access systems, cable television systems, and broadband wireless systems.

    During the quarter ended January 31, 2000, Integrated Solutions net sales increased 19.1%. Both systems integration services and software systems contributed to sales growth. The growth resulted from a broad range of wireline and wireless service providers that are building or upgrading networks that offer integrated Internet/data, video and voice services.

    Gross Profit:  During the quarters ended January 31, 2000 and 1999, gross profit percentages were 48.0% and 47.5%, respectively. The increase was the result of increased sales volume and changes in product mix within the Broadband Connectivity group. ADC anticipates that its future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

    Operating Expenses:  Operating expenses for the quarters ended January 31, 2000 and 1999 were $177.5 million and $195.4 million (including non-recurring charges of $60.3 million in the first quarter of 1999), respectively. The 1999 non-recurring charges represent the write-off of purchased in-process research and development costs resulting from the acquisitions of Teledata Communications, Hadax Electronics, and Phasor Electronics, along with costs for strategic restructuring of the product line previously referred to as Wireless Systems Group. See Note 3 to the Unaudited Consolidated Financial Statements concerning restructuring costs and the write-off of purchased in-process research and development costs. Operating expenses, before non-recurring charges, for the quarters ended January 31, 2000 and 1999 were $177.5 million and $135.1 million, representing 32.6% and 33.4% of net sales, respectively. The increase in absolute dollars of operating expenses, before non-recurring charges, was due primarily to costs associated with acquired companies and expanded operations necessary to support higher revenue levels.

    Research and development expenses were $58.0 million for the quarter ended January 31, 2000, representing a 26.7% increase compared to $45.7 million for the quarter ended January 31, 1999. The increase reflects the activities from acquired companies plus substantial product development and introduction efforts in all functional product groups. ADC believes that, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each of the product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

    Selling and administration expenses were $114.0 million for the quarter ended January 31, 2000, representing a 35.4% increase compared to $84.2 million for the quarter ended January 31, 1999. This increase primarily reflects the activities of acquired companies, incentives associated with selling activities and additional personnel related to expanded operations.

    Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. As a result of ADC's acquisition activity, goodwill amortization increased to $5.6 million in the quarter ended January 31, 2000 compared to $5.1 million in the quarter ended January 31, 1999.

    Other Income (Expense), Net:  For the quarters ended January 31, 2000 and 1999, the net interest income (expense) category represented net interest income on cash and cash equivalents. See "Liquidity and Capital Resources" below for a discussion of cash levels.

    Other expense primarily represented the gain or loss on foreign exchange transactions, the sale of fixed assets and ADC's share of the net operating results of its investments in other companies accounted for on an equity basis.

    Income Taxes:  The effective income tax rate for the quarter ended January 31, 1999 was significantly affected by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during the quarter. In addition, a higher marginal rate of 37% was applied to restructuring expenses. Excluding the impact of purchased in-process research and development and the higher rate used for restructuring charges, the effective income tax rate was 34% for the quarters ended January 31, 2000 and 1999.

    Net Income:  ADC reported net income of $56.3 million (or $0.18 per diluted share) for the quarter ended January 31, 2000, compared to a net loss of $9.7 million (or $0.03 per diluted share) for the quarter ended January 31, 1999. See Note 3 to the Unaudited Consolidated Financial Statements. Before the non-recurring charges of $47.3 million, net of tax, net income for the quarter ended January 31, 1999 was $37.6 million (or $0.12 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days, and other short-term investments increased $70.3 million and decreased $101.4 million during the quarters ended January 31, 2000 and 1999, respectively. The major elements of the 2000 change included $41.6 million provided by operations and $42.7 million from issuance of common stock to employees pursuant to ADC's stock option and employee stock purchase plans. The major elements of the 1999 change were the use of cash for acquisitions offset by $112.0 million provided by operations plus approximately $40 million cash that was obtained in the Teledata acquisition.

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

    During the third quarter of fiscal 1999, Efficient Networks completed an initial public offering of its common stock, which caused a valuation adjustment in ADC's investment in that company. At January 31, 2000, ADC carried its investment at a market value of $164.8 million.

    Subsequent to ADC's 1999 fiscal year-end, Siara Systems, Inc., in which ADC had an approximate 7.3% ownership interest, agreed to be acquired by Redback Networks, Inc. in a stock-for-stock transaction valued at approximately $4.3 billion at the time of the announcement. ADC's initial equity investment in Siara Systems was $3.5 million. The acquisition of Siara Systems by Redback Networks was consummated on March 8, 2000. As a result, ADC's investment will be reflected on ADC's balance sheet at the market value of its shares received in the transaction.

    At January 31, 2000 and October 31, 1999, ADC had approximately $25.1 million and $46.2 million of debt outstanding, respectively. At January 31, 2000, ADC had a $340 million five-year credit facility which is available for general corporate purposes, of which none was outstanding, at an interest rate equal to the commercial paper interest rate plus 25 basis points. The remaining debt of $5.0 million was from acquired companies.

YEAR 2000 MATTERS

    ADC completed the transition from calendar year 1999 to 2000 with no significant impact to ADC's operations. ADC will continue to evaluate year 2000 related exposures at its suppliers and customers. ADC will also continue to monitor its systems, facilities and products to ensure that no year 2000 problems occur over the next few months. ADC's costs associated with year 2000 compliance to date have been within budgeted amounts. ADC has not identified any non-compliant products or systems, and there have not been any material costs incurred with respect to remediation. ADC believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues.

EURO CONVERSION

    On January 1, 1999, several member countries of the European Union established fixed conversion rates and adopted the Euro as their new common legal currency. Beginning on such date, the Euro began trading on currency exchanges while the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

    During the transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro hard currency and withdraw all legacy currencies.

    The Euro conversion may affect cross-border competition by creating cross-border price transparency. ADC is assessing its pricing and marketing strategy in order to ensure that ADC remains competitive in a broader European market. ADC is also modifying its information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. In addition, ADC is reviewing whether certain existing contracts will need to be modified. ADC's currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. ADC will continue to evaluate issues involving introduction of the Euro. Based on current information and assessments, ADC does not expect that the Euro conversion will have a material adverse effect on its business, results of operations or financial condition.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent ADC's expectations or believes concerning future events, including the following: any statements regarding future sales, profit percentages and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of ADC's cash balances and cash generated from operating and financing activities for ADC's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications equipment industry or ADC's business. ADC cautions that any forward-looking statements made by ADC in this Form 10-Q or in other announcements made by ADC are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99-a to ADC's Form 10-K for the fiscal year ended October 31, 1999, which is filed with the Securities and Exchange Commission.

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

    ADC owns approximately 1.8 million shares of Efficient Networks common stock. With Efficient Network's public offering in July 1999 and subsequent changes to the fair value of Efficient Network's stock, ADC has recorded an $159.8 million unrealized gain, $100.6 million net of income tax effects, in shareowners' investment as of January 31, 2000. Assuming an immediate decrease of 20% in Efficient Network's stock price, the hypothetical reduction in shareowners' investment to these holdings is estimated to be $20.1 million (net of income tax effects), or 1.4% of total shareowners investment at January 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a.
  An annual meeting of the shareowners was held on February 22, 2000. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees for director as listed in the proxy statement and all such nominees were elected.

  b.
  At the annual meeting, John A. Blanchard III, William J. Cadogan, B. Kristine Johnson and Jean-Pierre Rosso were elected as directors for terms expiring at the annual meeting of shareowners in 2003. John J. Boyle III and Charles D. Yost were elected as directors for terms expiring at the annual meeting of shareowners in 2001. John W. Sidgmore was elected as a director for a term expiring at the annual meeting of shareowners of 2002. James C. Castle, Ph.D., Alan E. Ross and John D. Wunsch continued as directors after the annual meeting.

    The following table shows the vote totals with respect to the election of the seven directors.

Name	Votes For	Authority Withheld
John A. Blanchard, III	133,364,469	659,228
John J. Boyle, III	133,355,567	668,130
William J. Cadogan	133,309,835	713,862
B. Kristine Johnson	133,376,502	647,195
Jean-Pierre Rosso	133,358,044	665,653
John W. Sidgmore	133,353,030	670,667
Charles D. Yost	132,649,107	1,374,590

    In addition to the election of directors, the shareowners also approved an amendment to ADC's 1991 Stock Incentive Plan to increase the number of shares available for issuance pursuant to awards thereunder.

    The following table shows the vote totals with respect to the 1991 Stock Incentive Plan:

Votes For:	87,987,829
Votes Against:	45,471,494
Abstentions:	564,374

    On February 15, 2000 ADC effected a 2-for-1 stock split in the form of a 100% stock dividend. As proxies for the annual meeting were mailed before the stock split was effected, all share numbers are reflected above on a pre-split basis.

ITEM 5.  OTHER INFORMATION

    Thomas E. Holloran announced his retirement as a director of ADC at the annual meeting of shareowners held on February 22, 2000.

    Alan E. Ross resigned as a director of ADC on March 8, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
	4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
	4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
	4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
	4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
	4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)

	4-f	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
	10-a	ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000).
	27-a	Financial Data Schedule for the quarter ended January 31, 2000.
	27-b	Financial Data Schedule for the quarter ended January 31, 1999.
b.	Reports on Form 8-K

Current Report on Form 8-K dated January 13, 2000 filed on January 18, 2000 in connection with the ADC's press release dated January 13, 2000 announcing a 2-for-1 stock split in the form of a 100% stock dividend.

Current Report on Form 8-K dated February 22, 2000 filed on February 28, 2000 in connection with the execution of an agreement dated February 22, 2000 among ADC, a wholly-owned subsidiary of ADC and PairGain Technologies, Inc. ("PairGain") pursuant to which ADC has agreed, subject to certain conditions, to acquire all of the issued and outstanding capital stock of PairGain.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2000	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ ROBERT E. SWITZ Robert E. Switz Senior Vice President, Chief Financial Officer (Principal Financial Officer, Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2000

Exhibit No.	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
10-a	ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000).
27-a	Financial Data Schedule for the quarter ended January 31, 2000.
27-b	Financial Data Schedule for the quarter ended January 31, 1999.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES