Form 10-Q
period 2000-04-30
ADC TELECOMMUNICATIONS INC
filed 2000-06-13
CIK 61478

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

OR

/ /	TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0743912 (I.R.S. Employer Identification No.)

12501 Whitewater Drive, Minnetonka, MN 55343
(Address of principal executive offices) (Zip code)

(952) 938-8080
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

Common stock, $.20 par value: 321,289,306 shares of June 6, 2000

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In thousands)

ASSETS

	April 30, 2000	October 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$233,016	$143,523
Available for sale securities	549,267	150,493
Accounts receivable	530,149	436,751
Inventories	315,459	243,882
Prepaid income taxes and other assets	62,052	54,789

Total current assets	1,689,943	1,029,438
PROPERTY AND EQUIPMENT, net	384,133	312,066
OTHER ASSETS, principally goodwill	351,595	331,025

	$2,425,671	$1,672,529

LIABILITIES AND SHAREOWNERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$139,158	$119,212
Accrued liabilities	265,152	216,671
Accrued income taxes	219,395	41,919
Notes payable and current maturities of long-term debt	9,817	35,152

Total current liabilities	633,522	412,954
LONG-TERM DEBT, less current maturities	21,554	11,024

Total liabilities	655,076	423,978
SHAREOWNERS' INVESTMENT
(306,685 and 300,346 shares outstanding, respectively)	1,770,595	1,248,551

	$2,425,671	$1,672,529

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(In thousands, except earnings per share)

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
NET SALES	$709,158	$456,591	$1,253,792	$860,885
COST OF PRODUCT SOLD	356,655	240,466	639,712	452,776

GROSS PROFIT	352,503	216,125	614,080	408,109

EXPENSES:
Research and development	66,597	47,350	124,547	93,094
Selling and administration	138,389	94,442	252,354	178,669
Goodwill amortization	6,137	5,470	11,704	10,567
Non-recurring charges	—	—	—	60,327

Total expenses	211,123	147,262	388,605	342,657

OPERATING INCOME	141,380	68,863	225,475	65,452
OTHER INCOME (EXPENSE), NET:
Interest	2,532	671	4,727	1,041
Other	(2,001)	(1,000)	(2,945)	(2,208)

INCOME BEFORE INCOME TAXES	141,911	68,534	227,257	64,285
PROVISION FOR INCOME TAXES	48,249	23,244	77,267	28,677

NET INCOME	$93,662	$45,290	$149,990	$35,608

AVERAGE COMMON SHARES OUTSTANDING
(BASIC)	305,366	298,290	303,761	270,380

EARNINGS PER SHARE (BASIC)	$0.31	$0.15	$0.49	$0.13

AVERAGE COMMON SHARES OUTSTANDING
(DILUTED)	321,934	306,698	318,876	276,746

EARNINGS PER SHARE (DILUTED)	$0.29	$0.15	$0.47	$0.13

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Six Months Ended April 30,
	2000	1999
OPERATING ACTIVITIES:
Net income	$149,990	$35,608
Adjustments to reconcile net income to net cash from operating activities—
Non-recurring charges	—	60,327
Depreciation and amortization	53,357	45,622
Other	2,712	3,670
Changes in assets and liabilities
Accounts receivable	(96,818)	68,557
Inventories	(68,340)	(18,365)
Prepaid income taxes and other assets	(8,331)	(19,086)
Accounts payable	17,030	7,091
Accrued liabilities	77,336	8,288

Total cash from operating activities	126,936	191,712

INVESTMENT ACTIVITIES:
Acquisitions	(45,671)	(192,422)
Property and equipment additions, net	(111,532)	(49,185)
Marketable securities and short-term investments	39,342	6,207
Long-term investments	1,664	(13,099)

Total cash used for investment activities	(116,197)	(248,499)

FINANCING ACTIVITIES:
Decrease in debt	(22,798)	(129,188)
Common stock issued	103,404	30,661

Total cash from/(used for) financing activities	80,606	(98,527)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,852)	(1,190)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	89,493	(156,504)
CASH AND CASH EQUIVALENTS, beginning of period	143,523	328,032

CASH AND CASH EQUIVALENTS, end of period	$233,016	$171,528

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In thousands, except earnings per share)

	2nd Quarter 2000	1st Quarter 2000	4th Quarter 1999	3rd Quarter 1999
NET SALES	$709,158	$544,634	$582,465	$483,597
COST OF PRODUCT SOLD	356,655	283,057	302,964	254,243

GROSS PROFIT	352,503	261,577	279,501	229,354

EXPENSES:
Research and development	66,597	57,950	54,075	45,703
Selling and administration	138,389	113,965	112,296	99,229
Goodwill amortization	6,137	5,567	6,141	5,541
Non-recurring charges	—	—	30,400	58,250

Total expenses	211,123	177,482	202,912	208,723

OPERATING INCOME	141,380	84,095	76,589	20,631
OTHER INCOME (EXPENSE), NET:
Interest	2,532	2,195	2,079	1,656
Other	(2,001)	(944)	(3,311)	(1,546)

INCOME BEFORE INCOME TAXES	141,911	85,346	75,357	20,741
PROVISION FOR INCOME TAXES	48,249	29,018	34,214	9,857

NET INCOME	$93,662	$56,328	$41,143	$10,884

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	305,366	302,120	300,966	299,316

EARNINGS PER SHARE (BASIC)	$0.31	$0.19	$0.14	$0.04

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	321,934	314,518	307,412	307,588

EARNINGS PER SHARE (DILUTED)	$0.29	$0.18	$0.13	$0.04

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

    Earnings per share amounts, stock options and shares outstanding have been restated to reflect ADC Telecommunications, Inc.'s ("ADC") 2-for-1 stock split effected in the form of a common stock dividend distributed on February 15, 2000.

    The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the quarter ended April 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with ADC's most recent Annual Report on Form 10-K.

Note 2  Inventories:

    Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in thousands):

	April 30, 2000	October 31, 1999
Purchased materials and manufactured products	$292,572	$217,021
Work-in-process	22,887	26,861

	$315,459	$243,882

Note 3  Acquisitions:

    On February 23, 2000, ADC and PairGain Technologies, Inc. ("PairGain") announced the signing of a definitive agreement providing for a merger (the "Merger") in which PairGain will become a wholly owned subsidiary of ADC. PairGain is a leader in the design, manufacture, marketing and sale of digital subscriber line (DSL) networking systems. Through the Merger, which is structured as a tax-free reorganization for U.S. federal income tax purposes, ADC will issue 0.43 of a share of its common stock for each share of common stock of PairGain. The Merger is intended to be accounted for as a pooling of interests, and is subject to certain conditions, including PairGain stockholder approval.

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

    On May 16, 2000, ADC acquired all of the outstanding equity interests of IBSEN Micro Structures A/S, based in Copenhagen, Denmark. IBSEN is a photonics company focused on development and production of high-performance optical components and tools. The acquisition, a cash transaction, is valued at approximately $80 million and will be accounted for using the purchase method.

    On May 17, 2000, ADC acquired all of the outstanding equity interests in Altitun AB, based in Kista, Sweden. Altitun is a leading developer and supplier of active optical components for next-generation optical networks. In the transaction, which is structured as a taxable transaction for U.S. federal income tax purposes, ADC issued approximately 13,801,000 shares of its common stock to Altitun's shareholders.

ADC also converted all outstanding Altitun stock options into options to acquire approximately 1,413,000 shares of ADC common stock. Based on ADC's closing price per share of $62.3125 on the closing date, the acquisition is valued at approximately $948 million. The transaction is to be accounted for as a pooling of interests.

    On June 9, 2000 ADC announced that it has entered into a definitive agreement to acquire all the outstanding equity interests of Centigram Communications Corporation, based in San Jose, California. Centigram is a leading provider of unified communications, Internet-enabled call management and wireless access protocol (WAP)-based messaging solutions for communications service providers. The acquisition will be completed as a cash purchase for a fixed price of approximately $200 million and will be accounted for using the purchase method. The acquisition is subject to certain conditions including the approval of Centigram's stockholders, receipt of required regulatory approvals and other customary conditions.

Note 4  Comprehensive Income:

    The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on ADC's net income, balance sheet, or shareowners' equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net income	$93,662	$45,290	$149,990	$35,608
Changes in cumulative translation adjustments	(5,781)	(1,432)	(6,602)	134
Changes in market value of derivative financial instruments classified as cash flow hedges	532	—	532	—
Unrealized gain from securities classified as available for sale, net of taxes	225,035	—	270,881	—

Comprehensive income	$313,448	$43,858	$414,801	$35,742

    ADC owns a minority interest in the following publicly held companies. These investments are stated at market value with the valuation adjustments classified in shareowners' investment. As of April 30, 2000, the market value of these investments was as follows (in thousands):

Redback Networks, Inc.	$352,584
Efficient Networks, Inc.	118,613
Vyyo, Inc. (formerly Phasecom, Inc.)	58,136
interWAVE Communications International Ltd.	4,793

Total	$534,126

    In addition, ADC owns a minority interest in ONI Systems Corp. ONI completed an initial public offering on June 1, 2000. As of June 5, 2000, ADC's investment in ONI had a market value of approximately $282 million.

Note 5  Earnings Per Share:

    Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended April 30, 2000 and 1999 (in thousands, except earnings per share).

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net income	$93,662	$45,290	$149,990	$35,608
Earnings per common share (basic)	$0.31	$0.15	$0.49	$0.13
Earnings per common share (diluted)	$0.29	$0.15	$0.47	$0.13
Weighted average common shares
outstanding (basic)	305,366	298,290	303,761	270,380
Effect of dilutive securities—stock options	16,568	8,408	15,115	6,366
Weighted average common shares
outstanding (diluted)	321,934	306,698	318,876	276,746

Note 6  Segment Reporting:

    Beginning with fiscal 1999, ADC adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires ADC to disclose selected financial data by operating segment, defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by ADC's chief operating decision maker in determining resource allocation and assessing performance. ADC has identified three reportable segments based on its internal organization structure, management of operations and performance evaluation. These segments are: Broadband Connectivity, Broadband Access and Transport, and Integrated Solutions. Segment detail is summarized as follows:

	Segment Information (In thousands)
	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated
Three months ended April 30, 2000:
External Sales	$417,005	$179,224	$112,170	$759	$709,158
Operating Income (Loss)	188,965	(30,309)	(1,988)	(15,288)	141,380
Three months ended April 30, 1999:
External Sales	$216,113	$153,499	$86,977	$2	$456,591
Operating Income (Loss)	79,001	(5,733)	2,228	(6,633)	68,863
	Segment Information (In thousands)
	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated
Six months ended April 30, 2000:
External Sales	$684,034	$348,719	$219,969	$1,070	$1,253,792
Operating Income (Loss)	290,503	(46,938)	6,499	(24,589)	225,475
Six months ended April 30, 1999:
External Sales	$391,309	$293,149	$176,424	$3	$860,885
Operating Income (Loss)	136,857	(9,938)	10,631	(72,098)	65,452

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

    BROADBAND CONNECTIVITY products include broadband connection and access devices for copper, coaxial, fiber-optic, wireless and broadcast communications networks. The group also supplies fiber-optic and wireless components. These products are used globally in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks. Broadband Connectivity products provide the physical contact points for connecting different communications system components and gaining access to communications system circuits for the purpose of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within the central office and the "last mile/kilometer" portion of communications networks. Fiber-optic components include phase masks, tunable lasers, pump lasers, connectors, isolators, circulators, collimators, couplers, splitters, and dense wavelength division multiplexing (DWDM) devices. Wireless components include coverage enhancement products, tower top amplifiers and RF filters. Broadband Connectivity products are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

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

    The group's transport systems operate between central offices and in the "last mile/kilometer" portion of communications networks and include Soneplex®, Cellworx®, Axity™, Homeworx™, Optiworx™, DV6000™ and BroadAccess™ systems. The Soneplex system delivers T1-based services over copper or fiber facilities. As the industry's first global ATM Virtual Path transport element, the Cellworx system offers bandwidth-efficient, multiservice delivery of Internet/data, video and voice services, allocates only the bandwidth needed per service type and extends communications services over fiber-optic and copper (using xDSL technologies) facilities to businesses and residences. The Axity broadband wireless system delivers high-speed Internet/data, video and voice services. The Homeworx system enables cable television operators to transport high-speed digital signals for two-way Internet/data, video and voice services. ADC also provides the Optiworx family of fiber-optic transmitter and node products, along with coaxial amplifiers that cable television operators use to upgrade their networks to broader bandwidths for digital Internet/data, video, and voice services. The DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format over fiber facilities, and is used in the long haul portions of cable television, broadcast and interactive video networks, including distance learning, government and campus networks. The BroadAccess digital loop carrier system is used to deliver Internet/ data and voice services.

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

    INTEGRATED SOLUTIONS products and services consist of systems integration services, operations support systems (OSS) software and enhanced services/intelligent network software that positions service providers to deliver broadband, multiservice communications over wireline and wireless networks. Systems integration is used to design, equip and build communications networks and OSS applications that deliver Internet/data, video and voice services to residences and businesses. OSS software includes the Saville Systems® line of communications billing and customer care software and the Metrica® line of network performance and service level assurance software. Enhanced services/intelligent network software includes the NewNet® line of Signaling System 7 (SS7), intelligent network, wireless messaging and provisioning, Communications Assistance to Law Enforcement Act (CALEA) and Internet applications software. Integrated Solutions products and services are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers and communications equipment manufacturers. During the most recent quarter, ADC rolled out its Singularit.e™ suite of software products and services that allows integrated communications providers (ICPs) to build open OSSs to compete more effectively in the broadband era. Singularit.e automates key OSS processes by combining convergent billing and integrated customer management from Saville Systems®, along with service assurance technology from Metrica®.

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

    ADC's operating results may fluctuate significantly from quarter to quarter due to several factors. ADC is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. ADC's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. In addition, ADC's results of operations are subject to seasonal factors. ADC historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and ADC's fiscal year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. A more detailed description of these risk factors as well as other risk factors associated with ADC's business can be found in Exhibit 99-a to ADC's Form 10-K for the fiscal year ended October 31, 1999.

RESULTS OF OPERATIONS

    The percentage relationships to net sales of certain income and expense items for the quarters ended April 30, 2000 and 1999 and the percentage changes in these income and expense items between periods are contained in the following table:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended April 30,		Six Months Ended April 30,		Three Months Ended April 30,	Six Months Ended April 30,
	2000	1999	2000	1999
Net Sales	100.0%	100.0%	100.0%	100.0%	55.3%	45.6%
Cost of Product Sold	(50.3)	(52.7)	(51.0)	(52.6)	48.3	41.3

Gross Profit	49.7	47.3	49.0	47.4	63.1	50.5
Expenses:
Research and development	(9.4)	(10.3)	(10.0)	(10.8)	40.6	33.8
Selling and administration	(19.5)	(20.7)	(20.1)	(20.8)	46.5	41.2
Goodwill amortization	(0.9)	(1.2)	(0.9)	(1.2)	12.2	10.8
Non-recurring charges	—	—	—	(7.0)	—	—

Operating Income	19.9	15.1	18.0	7.6	105.3	244.5
Other Income (Expense), Net:
Interest	0.4	0.1	0.4	0.1	277.3	354.1
Other	(0.3)	(0.2)	(0.3)	(0.2)	100.1	33.4

Income Before Income Taxes	20.0	15.0	18.1	7.5	107.1	253.5
Provision for Income Taxes	(6.8)	(5.1)	(6.1)	(3.3)	107.6	169.4

Net Income	13.2%	9.9%	12.0%	4.2%	106.8%	321.2%

    Net Sales:  The following table sets forth ADC's net sales for the three-month and six-month periods ended April 30, 2000 and 1999 for each of ADC's functional product groups described above:

	Three Months Ended April 30,				Six Months Ended April 30,
	2000		1999		2000		1999
Product Group	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Connectivity	$417.0	58.8%	$216.1	47.3%	$684.0	54.6%	$391.3	45.5%
Broadband Access and Transport	179.2	25.3	153.5	33.6	348.7	27.8	293.2	34.1
Integrated Solutions	112.2	15.8	87.0	19.1	220.0	17.6	176.4	20.4
Other	0.8	0.1	—	—	1.1	—	—	—

Total	$709.2	100.0%	$456.6	100.0%	$1,253.8	100.0%	$860.9	100.0%

    Net sales for the three-month and six-month periods ended April 30, 2000 were $709.2 million and $1,253.8 million, reflecting 55.3% and 45.6% increases, respectively, over the comparable 1999 time periods. These increases reflected growth in all product groups. Revenue contributions from companies during the first six months of the present fiscal year were $4.7 million and $7.3 million for the three-month and six-month periods ended April 30, 2000, respectively. International revenues comprised approximately 19.3% and 20.0% of ADC's sales for the three-month and six-month periods ended April 30, 2000, respectively.

    During the three and six months ended April 30, 2000, net sales of Broadband Connectivity products rose by 93.0% and 74.8%, respectively. This growth reflects continued strong global demand for ADC's fiber-and copper-connectivity systems and optical components. Sales were made to a broad range of Internet/data, video and voice service providers—incumbents and new entrants—around the globe. Strong worldwide growth in Broadband Connectivity systems continues as a result of growth in Internet/data traffic and digital services, which is creating demand for broader bandwidth connections, and the entrance of new service providers, which is creating demand for connectivity to new and existing communications networks. Broadband Connectivity's sales have grown to represent approximately 58.8% of ADC's net sales. ADC expects that future sales of Broadband Connectivity products will continue to account for a substantial portion of its net sales.

    During the three and six months ended April 30, 2000, net sales of Broadband Access and Transport products rose by 16.8% and 19.0%, respectively. The growth is primarily the result of sales increases in the major product systems-telephone transport and access systems, cable television systems, and broadband wireless systems.

    During the three and six months ended April 30, 2000, Integrated Solutions net sales increased by 29.0% and 24.7%, respectively. Both systems integration services and software systems contributed to sales growth. This growth primarily resulted from a broad range of wireline and wireless service providers that are building or upgrading networks that offer integrated Internet/data, video and voice services.

    Gross Profit:  During the three-month periods ended April 30, 2000 and 1999, gross profit percentages were 49.7% and 47.3%, respectively. During the six-month periods ended April 30, 2000 and 1999, gross profit percentages were 49.0% and 47.4%, respectively. These increases were the result of increased sales volume and changes in product mix primarily within the Broadband Connectivity group. ADC anticipates that its future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

    Operating Expenses:  Total operating expenses for the three months ended April 30, 2000 and 1999 were $211.1 million and $147.3 million, respectively, representing 29.8% and 32.3% of net sales, respectively. Total operating expenses for the six months ended April 30, 2000 and 1999 were $388.6 million and $342.7 million, respectively, representing 31.0% and 39.8% of net sales, respectively. Included in the six-month operating expenses in 1999 is a non-recurring charge of $60.3 million. The 1999 non-recurring charge represents the write-off of purchased in-process research and development costs resulting from the acquisitions of Teledata Communications, Hadax Electronics, and Phasor Electronics, along with costs for strategic restructuring of the product line comprising the former Wireless Systems Group. Operating expenses, before non-recurring charges, for the six months ended April 30, 2000 and 1999 were $388.6 million and $282.3 million, representing 31.0% and 32.8% of net sales, respectively. The increase in absolute dollars of operating expenses, before non-recurring charges, was due primarily to costs associated with acquired companies and expanded operations necessary to support higher revenue levels.

    Research and development expenses were $66.6 million for the three months ended April 30, 2000, an increase of 40.6% over $47.4 million for the three months ended April 30, 1999. For the six months ended April 30, 2000, research and development expenses were $124.5 million, representing an increase of 33.8% over $93.1 million for the six months ended April 30, 1999. The increase reflects the activities from companies acquired in the first six months of the present fiscal year plus substantial product development and introduction efforts in all functional product groups. ADC believes that, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each of the product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

    Selling and administration expenses were $138.4 million for the three months ended April 30, 2000, representing an increase of 46.5% over $94.4 million for the three months ended April 30, 1999. For the six months ended April 30, 2000, selling and administration expenses were $252.4 million, an increase of 41.2% over $178.7 million for the six months ended April 30, 1999. This increase primarily reflects the activities of acquired companies, incentives granted to sales persons associated with selling activities and additional personnel costs related to expanded operations.

    Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. As a result of ADC's acquisition activity, goodwill amortization increased to $6.1 million in the three months ended April 30, 2000, compared to $5.5 million in the three months ended April 30, 1999. Goodwill amortization for the six months ended April 30, 2000, has increased to $11.7 million from $10.6 million for the six months ended April 30, 1999.

    Other Income (Expense), Net:  For the three and six months ended April 30, 2000 and 1999, the net interest income (expense) category represented net interest income on cash and cash equivalents. See "Liquidity and Capital Resources" below for a discussion of cash levels.

    Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and ADC's share of the net operating results of its investments in other companies accounted for on an equity basis.

    Income Taxes:  The effective income tax rate for the six months ended April 30, 1999 was affected significantly by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during the period. In addition, a higher marginal rate of 37% was applied to restructuring expenses. Excluding the impact of purchased in-process research and development and the higher rate used for restructuring charges, the effective income tax rate was 34% for the three-month and six-month periods ended on each of April 30, 2000 and 1999.

    Net Income:  Net income was $93.7 million (or $0.29 per diluted share) for the three months ended April 30, 2000, an increase of 106.8% over $45.3 million (or $0.15 per diluted share) for the three months ended April 30, 1999. Net income was $150.0 million (or $0.47 per diluted share) for the six months ended April 30, 2000, an increase of 321.2% over $35.6 million (or $0.13 per diluted share) for the six months ended April 30, 1999. Excluding the non-recurring charges of $47.3 million, net of tax, net income for the six months ended April 30, 1999 was $82.9 million (or $0.30 per diluted share).

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, increased $89.5 million and decreased $156.5 million during the six months ended April 30, 2000 and 1999, respectively. The major elements of the 2000 change included $126.9 million provided by operations and $103.4 million from issuance of common stock to employees pursuant to ADC's stock option and employee stock purchase plans. These increases were partially offset by $111.5 million in property and equipment additions during the period. The major elements of the 1999 change included $191.7 million provided by operations offset by $192.4 million used for acquisitions plus $129.2 million used to decrease outstanding debt.

    ADC believes that current cash on hand, cash generated from operating activities, and available credit facilities will be adequate to fund its working capital requirements and planned capital expenditures for the duration of the fiscal year. However, ADC may still find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

    During the third quarter of fiscal 1999, Efficient Networks, Inc. completed an initial public offering of its common stock, which caused a valuation adjustment in ADC's investment in that company. At April 30, 2000, ADC carried its investment in Efficient Networks at a market value of $118.6 million.

    During the second quarter of fiscal 2000, Siara Systems, Inc., in which ADC had an approximate 7.3% ownership interest, was acquired by Redback Networks, Inc. in a stock-for-stock transaction. As a result, this investment in Siara Systems, Inc. has been converted into shares of Redback Networks, Inc., which are reflected on ADC's balance sheet at the market value of the shares received in the transaction. At April 30, 2000, ADC carried this investment at a market value of $352.6 million.

    On April 6, 2000, Vyyo, Inc. (formerly Phasecom, Inc.) completed an initial public offering of its common stock which caused a valuation adjustment in ADC's investment in that company. At April 30, 2000 ADC carried its investment at a market value of $58.1 million.

    In addition, on June 1, 2000, ONI Systems Corp. completed an initial public offering of its common stock. As of June 5, 2000, ADC's investment in ONI Systems Corp. had a market value of approximately $282 million.

    During the three months ended April 30, 2000, ADC announced the formation of a $100 million venture capital fund focused on investing in emerging and start-up companies throughout the world which are engaged in developing high-performance broadband communication technologies. As of April 30, 2000, approximately $7.8 million has been invested through this fund.

    At April 30, 2000 and October 31, 1999, ADC had approximately $31.4 million and $46.2 million of debt outstanding, respectively, relating primarily to acquired companies. At April 30, 2000, ADC had a $340 million five-year credit facility which is available for general corporate purposes, of which none was outstanding, at an interest rate equal to the commercial paper interest rate plus 25 basis points. In addition, ADC has recently begun to provide financing to certain of its customers to assist in their purchase of products. ADC intends to continue this practice in the future when it believes the business conditions of such a transaction are appropriate. To date, none of the financing transactions has been material.

EURO CONVERSION

    On January 1, 1999, several member countries of the European Union established fixed conversion rates and adopted the Euro as their new common legal currency. Beginning on such date, the Euro began trading on currency exchanges while the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

    During the transition period, parties may elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro hard currency and withdraw all legacy currencies.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent ADC's expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of ADC's cash balances and cash generated from operating and financing activities for ADC's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications equipment industry or ADC's business. ADC cautions that any forward-looking statements made by ADC in this Form 10-Q or in other announcements made by ADC are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth on Exhibit 99-a to ADC's Form 10-K for the fiscal year ended October 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    ADC is exposed to market risk from changes in foreign exchange rates. To mitigate the risk from these exposures, ADC has instituted a balance sheet hedging program. The objective of the program is to protect the net monetary assets and liabilities of ADC from fluctuations due to movements in foreign exchange rates. This program operates in markets where hedging costs are beneficial. Exposure to currencies in which hedging instruments are unavailable, or the costs prohibitive, are minimized through managing operating activities and net asset positions. The majority of hedging instruments utilized are forward contracts with maturities of less than one year. Foreign exchange contracts reduce ADC's overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure. ADC's policy prohibits the use of derivative financial instruments for trading and other speculative purposes.

    As documented in the Liquidity and Capital Resources section as well as Note 4, ADC owns common stock in several publicly held companies. Due to material changes in the fair value of such common stock, ADC has recorded a $518.7 million unrealized gain, $326.8 million net of income tax effects, in shareowners' investment as of April 30, 2000. Assuming an immediate decrease of 20% in the portfolio stock price, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $67.3 million (net of income tax effects), or 3.8% of total shareowners' investment at April 30, 2000.

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    On May 17, 2000, ADC completed its acquisition of Altitun AB, a Swedish corporation ("Altitun"), pursuant to an Agreement, dated May 5, 2000, between ADC and the equityholders of Altitun (the "Acquisition Agreement"). As provided in the Acquisition Agreement, each share of Altitun outstanding at closing was exchanged for 12.8366 shares of ADC's common stock. ADC issued approximately 13,801,000 shares of common stock in exchange for the outstanding shares of Altitun. ADC also converted all outstanding Altitun stock options into options to acquire approximately 1,413,000 shares of ADC common stock. The closing price of ADC common stock on the Nasdaq Stock Market on May 17, 2000 was $62.3125 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a.
  An annual meeting of the shareowners (the "Annual Meeting") was held on February 22, 2000. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees for director as listed in the proxy statement, and all such nominees were elected.

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

    On February 15, 2000, ADC effected a 2-for-1 stock split in the form of a 100% stock dividend. As proxies for the Annual Meeting were mailed before the stock split was effected, all share numbers are reflected above on a pre-split basis.

ITEM 5.  OTHER INFORMATION

    Thomas E. Halloran retired as a director of ADC on February 22, 2000.

    Alan E. Ross resigned as a director of ADC on March 16, 2000.

    On June 9, 2000 ADC announced that it has entered into a definitive agreement to acquire all the outstanding equity interests of Centigram Communications Corporation, based in San Jose, California. Centigram is a leading provider of unified communications, Internet-enabled call management and wireless access protocol (WAP)-based messaging solutions for communications service providers. The acquisition will be completed as a cash purchase for a fixed price of approximately $200 million and will be accounted for using the purchase method. The acquisition is subject to certain conditions including the approval of Centigram's stockholders, receipt of required regulatory approvals and other customary conditions.

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
4e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
10-a
ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-a to ADC's Form 10-Q for the fiscal quarter ended January 31, 2000.)
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 22, 2000).
27-a	Financial Data Schedule for the period ended April 30, 2000.
27-b	Financial Data Schedule for the period ended April 30, 1999.

  b.
  Reports on Form 8-K

    Current Report on Form 8-K dated January 13, 2000 filed on January 18, 2000 in connection with ADC's press release dated January 13, 2000 announcing a 2-for-1 stock split in the form of a 100% common stock dividend. The dividend was distributed on February 15, 2000.

    Current Report on Form 8-K dated February 22, 2000 filed on February 28, 2000 in connection with the execution of an agreement dated February 22, 2000 among ADC, a wholly owned subsidiary of ADC and PairGain Technologies, Inc. ("PairGain") pursuant to which ADC has agreed, subject to certain conditions, to acquire all of the issued and outstanding capital stock of PairGain.

    Current Report on Form 8-K dated May 4, 2000 filed on May 9, 2000 in connection with the execution of an agreement dated May 5, 2000 pursuant to which ADC agreed to acquire all of the issued and outstanding capital stock of Altitun AB.

    Current Report on Form 8-K dated May 17, 2000, filed on June 1, 2000 in connection with the closing of the acquisition by ADC of all of the issued and outstanding capital stock of Altitun AB.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2000	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ ROBERT E. SWITZ Robert E. Switz Senior Vice President, Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2000

Exhibit No.	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
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
4e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
10-a
ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-a to ADC's Form 10-Q for the fiscal quarter ended January 31, 2000.)
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 22, 2000).
27-a	Financial Data Schedule for the period ended April 30, 2000.
27-b	Financial Data Schedule for the period ended April 30, 1999.

QuickLinks

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
SIGNATURES
ADC TELECOMMUNICATIONS, INC. EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2000