Form 10-Q/A
period 2000-04-30
ADC TELECOMMUNICATIONS INC
filed 2000-09-14
CIK 61478

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Common stock, $.20 par value: 321,289,306 of June 6, 2000

EXPLANATORY NOTE

    ADC's previously filed Form 10-Q report dated June 13, 2000 for the fiscal quarter ended April 30, 2000 is hereby amended and restated in its entirety. The amendment and restatement is necessary to reflect the accounting treatment required by Emerging Issued Task Force Issue No. 91-5 ("EITF 91-5") with respect to an investment in stock of a privately held company held as an available-for-sale security exchanged for stock of another company in an acquisition transaction.

    This amendment and restatement reflects the modification in accounting treatment for a transaction related to the Company's investment in Siara Systems, Inc. ("Siara Systems"). ADC acquired a 7.3% interest in Siara Systems during 1999 for approximately $3 million and, in subsequent periods, continued to carry this investment at its original cost. On March 8, 2000, Redback Networks, Inc. ("Redback") acquired Siara Systems in an exchange of Redback shares for all the outstanding shares of Siara Systems (the "Siara Systems Transaction"). The Siara Systems Transaction resulted in ADC exchanging its shares of Siara Systems for shares of Redback. Upon the closing of the Siara Systems Transaction, ADC recorded the shares of Redback at the current market value of the Redback shares. The Redback shares ADC received in the Siara Systems Transaction had a market value of $726 million. Consistent with its treatment of other unrealized gains and losses in its investment portfolio, ADC recorded the $722.6 million increase in its investment portfolio as an unrealized gain. Such gains are excluded from earnings, but increase other comprehensive income (a component of shareowners' investment). However, in accordance with EITF 91-5, "Nonmonetary Exchange of Cost Method Investments," the increase in value caused by the Siara Systems Transaction should have been recorded as a component of earnings in the period in which the Siara Systems Transaction occurred. Therefore, ADC is filing this amendment and restatement to reflect the $722.6 million gain from the Siara Systems Transaction as other income for the period ended April 30, 2000.

    This amendment and restatement does not affect previously reported operating income, assets, liabilities, shareowners' investment or cash flow. Net income for the quarter and six months ended April 30, 2000 increased by $455.2 million to $548.9 million and $605.2 million, respectively. Diluted earnings per share increased $1.41 to $1.70 for the quarter and increased $1.43 to $1.90 for the six months ended April 30, 2000.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In thousands)

	April 30, 2000	October 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,016	$143,523
Available for sale securities	549,267	150,493
Accounts receivable	530,149	436,751
Inventories	315,459	243,882
Prepaid income taxes and other assets	62,052	54,789

Total current assets	1,689,943	1,029,438
PROPERTY AND EQUIPMENT, net	384,133	312,066
OTHER ASSETS, principally goodwill	351,595	331,025

	$2,425,671	$1,672,529

LIABILITIES AND SHAREOWNERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$139,158	$119,212
Accrued liabilities	265,152	216,671
Accrued income taxes	219,395	41,919
Notes payable and current maturities of long-term debt	9,817	35,152

Total current liabilities	633,522	412,954
LONG-TERM DEBT, less current maturities	21,554	11,024

Total liabilities	655,076	423,978
SHAREOWNERS' INVESTMENT (306,685 and 300,346 shares outstanding, respectively)	1,770,595	1,248,551

	$2,425,671	$1,672,529

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED

(In thousands, except earnings per share)

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
NET SALES	$709,158	$456,591	$1,253,792	$860,885
COST OF PRODUCT SOLD	356,655	240,466	639,712	452,776

GROSS PROFIT	352,503	216,125	614,080	408,109

EXPENSES:
Research and development	66,597	47,350	124,547	93,094
Selling and administration	138,389	94,442	252,354	178,669
Goodwill amortization	6,137	5,470	11,704	10,567
Non-recurring charges	—	—	—	60,327

Total expenses	211,123	147,262	388,605	342,657

OPERATING INCOME	141,380	68,863	225,475	65,452
OTHER INCOME (EXPENSE), NET:
Interest	2,532	671	4,727	1,041
Gain on conversion of Siara Systems investment	722,550	—	722,550	—
Other	(2,001)	(1,000)	(2,945)	(2,208)

INCOME BEFORE INCOME TAXES	864,461	68,534	949,807	64,285
PROVISION FOR INCOME TAXES	315,593	23,244	344,611	28,677

NET INCOME	$548,868	$45,290	$605,196	$35,608

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	305,366	298,290	303,761	270,380

EARNINGS PER SHARE (BASIC)	$1.80	$0.15	$1.99	$0.13

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	321,934	306,698	318,876	276,746

EARNINGS PER SHARE (DILUTED)	$1.70	$0.15	$1.90	$0.13

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In thousands)

	Six Months Ended April 30,
	2000	1999
OPERATING ACTIVITIES:
Net income	$605,196	$35,608
Adjustments to reconcile net income to net cash from operating activities—
Non-recurring charges	—	60,327
Depreciation and amortization	53,357	45,622
Gain on conversion of Siara Systems investment	(722,550)	—
Other	2,712	3,670
Changes in assets and liabilities
Accounts receivable	(96,818)	68,557
Inventories	(68,340)	(18,365)
Prepaid income taxes and other assets	(8,331)	(19,086)
Accounts payable	17,030	7,091
Accrued liabilities	344,680	8,288

Total cash from operating activities	126,936	191,712

INVESTMENT ACTIVITIES:
Acquisitions	(45,671)	(192,422)
Property and equipment additions, net	(111,532)	(49,185)
Marketable securities and short-term investments	39,342	6,207
Long-term investments	1,664	(13,099)

Total cash used for investment activities	(116,197)	(248,499)

FINANCING ACTIVITIES:
Decrease in debt	(22,798)	(129,188)
Common stock issued	103,404	30,661

Total cash from/(used for) financing activities	80,606	(98,527)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,852)	(1,190)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	89,493	(156,504)
CASH AND CASH EQUIVALENTS, beginning of period	143,523	328,032

CASH AND CASH EQUIVALENTS, end of period	$233,016	$171,528

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In thousands, except earnings per share)

	2nd Quarter 2000	1st Quarter 2000	4th Quarter 1999	3rd Quarter 1999
NET SALES	$709,158	$544,634	$582,465	$483,597
COST OF PRODUCT SOLD	356,655	283,057	302,964	254,243

GROSS PROFIT	352,503	261,577	279,501	229,354

EXPENSES:
Research and development	66,597	57,950	54,075	45,703
Selling and administration	138,389	113,965	112,296	99,229
Goodwill amortization	6,137	5,567	6,141	5,541
Non-recurring charges	—	—	30,400	58,250

Total expenses	211,123	177,482	202,912	208,723

OPERATING INCOME	141,380	84,095	76,589	20,631
OTHER INCOME (EXPENSE), NET:
Interest	2,532	2,195	2,079	1,656
Gain on conversion of Siara Systems investment	722,550	—	—	—
Other	(2,001)	(944)	(3,311)	(1,546)

INCOME BEFORE INCOME TAXES	864,461	85,346	75,357	20,741
PROVISION FOR INCOME TAXES	315,593	29,018	34,214	9,857

NET INCOME	$548,868	$56,328	$41,143	$10,884

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	305,366	302,120	300,966	299,316

EARNINGS PER SHARE (BASIC)	$1.80	$0.19	$0.14	$0.04

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	321,934	314,518	307,412	307,588

EARNINGS PER SHARE (DILUTED)	$1.70	$0.18	$0.13	$0.04

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

    Earnings per share amounts, stock options and shares outstanding have been restated to reflect the ADC Telecommunications, Inc.'s ("ADC") 2-for-1 stock split effected in the form of a common stock dividend distributed on February 15, 2000.

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

Note 4 Comprehensive Income:

    The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on ADC's net income, balance sheet, or shareowners' equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net income	$548,868	$45,290	$605,196	$35,608
Changes in cumulative translation adjustments	(5,781)	(1,432)	(6,602)	134
Changes in market value of derivative financial instruments classified as cash flow hedges	532	—	532	—
Unrealized loss from securities classified as available for sale, net of taxes	(230,171)	—	(184,325)	—

Comprehensive income	$313,448	$43,858	$414,801	$35,742

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

    On March 8, 2000, Redback Networks, Inc. ("Redback") announced the completion of its stock-for-stock acquisition of Siara Systems, Inc. ("Siara Systems"). ADC held a 7.3% ownership interest in Siara Systems at the time of the acquisition. In accordance with Emerging Issues Task Force Issue No. 91-5, "Nonmonetary Exchange of Cost-Method Investments", the former investment in Siara Systems stock was converted to an investment in Redback stock and recorded at fair value at the date of acquisition. The difference between the cost basis of the Siara stock investment and the fair value of the Redback stock investment was recorded as a gain of $722.6 million in the statement of income for the second quarter of fiscal year 2000.

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net income	$548,868	$45,290	$605,196	$35,608
Earnings per common share (basic)	$1.80	$0.15	$1.99	$0.13
Earnings per common share (diluted)	$1.70	$0.15	$1.90	$0.13
Weighted average common shares outstanding (basic)	305,366	298,290	303,761	270,380
Effect of dilutive securities—stock options	16,568	8,408	15,115	6,366
Weighted average common shares outstanding (diluted)	321,934	306,698	318,876	276,746

Note 6 Segment Reporting:

    Beginning with fiscal 1999, ADC adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires ADC to disclose selected financial data by operating segment, defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by ADC's chief operating decision maker in determining resource allocation and assessing performance. ADC has identified three reportable segments based on its internal organization structure, management of operations and performance evaluation. These segments are Broadband Connectivity, Broadband Access and Transport, and Integrated Solutions. Segment detail is summarized as follows:

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

RESULTS OF OPERATIONS

    The percentage relationships to net sales of certain income and expense items for the quarters ended April 30, 2000 and 1999 and the percentage changes in these income and expense items between periods are contained in the following table:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended April 30,		Six Months Ended April 30,		Three Months Ended April 30,	Six Months Ended April 30,
	2000	1999	2000	1999
Net Sales	100.0%	100.0%	100.0%	100.0%	55.3%	45.6%
Cost of Product Sold	(50.3)	(52.7)	(51.0)	(52.6)	48.3	41.3

Gross Profit	49.7	47.3	49.0	47.4	63.1	50.5
Expenses:
Research and development	(9.4)	(10.3)	(10.0)	(10.8)	40.6	33.8
Selling and administration	(19.5)	(20.7)	(20.1)	(20.8)	46.5	41.2
Goodwill amortization	(0.9)	(1.2)	(0.9)	(1.2)	12.2	10.8
Non-recurring charges	—	—	—	(7.0)	—	—

Operating Income	19.9	15.1	18.0	7.6	105.3	244.5
Other Income (Expense), Net:
Interest	0.4	0.1	0.4	0.1	277.3	354.1
Gain on conversion of Siara Systems investment	101.9	—	57.6	—	—	—
Other	(0.3)	(0.2)	(0.2)	(0.2)	100.1	33.4

Income Before Income Taxes	121.9	15.0	75.8	7.5	1,161.4	1,377.5
Provision for Income Taxes	(44.5)	(5.1)	(27.5)	(3.3)	1,257.7	1,101.7

Net Income	77.4%	9.9%	48.3%	4.2%	1,111.9%	1,599.6%

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

    Research and development expenses were $66.6 million for the three months ended April 30, 2000, an increase of 40.6% over $47.4 million for the three months ended April 30, 1999. For the six months ended April 30, 2000, research and development expenses were $124.5 million, representing an increase of 33.8% over $93.1 million for the six months ended April 30, 1999. The increase reflects the activities from companies acquired in the first six months of the present fiscal year substantial product development and introduction efforts in all functional product groups. ADC believes that, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each of the product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

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

    Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase prices exceeded the fair value of the acquired assets. As a result of ADC's acquisition activity, goodwill amortization increased to $6.1 million in the three months ended April 30, 2000, compared to $5.5 million in the three months ended April 30, 1999. Goodwill amortization for the six months ended April 30, 2000 has increased to $11.7 million from $10.6 million for the six months ended April 30, 1999.

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

    On March 8, 2000, Redback completed its stock-for-stock acquisition of Siara Systems. ADC held a 7.3% ownership interest in Siara Systems at the time of the acquisition. The difference between the cost basis of the Siara stock investment and the fair value of the Redback stock investment was recorded as a gain of $722.6 million in the statement of income for the second quarter of fiscal year 2000.

    Income Taxes:  The effective income tax rate for the six months ended April 30, 1999 was affected significantly by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during the period. In addition, a higher marginal rate of 37% was applied to restructuring expenses and the gain on the conversion of ADC's Siara Systems investment. Excluding the impact of purchased in-process research and development and the higher rate used for restructuring charges in 1999 and the gain on the conversion of ADC's Siara Systems investment in 2000, the effective income tax rate was 34% for the three-month and six-month periods ended on each of April 30, 2000 and 1999.

    Net Income:  Net income was $548.9 million (or $1.70 per diluted share) for the three months ended April 30, 2000 over $45.3 million (or $0.15 per diluted share) for the three months ended April 30, 1999. Net income was $605.2 million (or $1.90 per diluted share) for the six months ended April 30, 2000 over $35.6 million (or $0.13 per diluted share) for the six months ended April 30, 1999. Excluding the gain on conversion of ADC's Siara Systems investment, net of tax, net income for the three and six months ended April 30, 2000 was $93.7 million (or $0.29 per diluted share) and $150.0 million (or $0.47 per diluted share), respectively. Excluding the non-recurring charges of $47.3 million, net of tax, net income for the six months ended April 30, 1999 was $82.9 million (or $0.30 per diluted share).

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

    During the second quarter of fiscal 2000, Redback acquired Siara Systems, in which ADC had an approximate 7.3% ownership interest, in a stock-for-stock transaction. As a result, this investment in Siara Systems shares was converted into shares of Redback, which are recorded on ADC's balance sheet at the market value of the Redback shares received in the transaction. The difference between the cost basis of the Siara Systems investment and the fair value of the Redback investment was recorded as a gain of $722.6 million in the statement of income in the second quarter. At April 30, 2000, ADC carried this investment at a market value of $352.6 million.

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

    As documented in the Liquidity and Capital Resources section as well as Note 4, ADC owns common stock in several publicly held companies. Due to material changes in the fair value of such common stock, ADC has recorded a $203.9 million unrealized loss, $128.5 million net of income tax effects, in shareowners' investment as of April 30, 2000. Assuming an immediate decrease of 20% in the portfolio stock price, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $67.3 million (net of income tax effects), or 3.8% of total shareowners' investment at April 30, 2000.

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

  b.
  At the Annual Meeting, John A. Blanchard III, William J. Cadogan, B. Kristine Johnson and Jean-Pierre Rosso were elected as directors. for terms expiring at the annual meeting of shareowners in 2003. John W. Sidgmore was elected as a director for a term expiring at the annual meeting of shareowners of 2002. John J. Boyle III and Charles D. Yost were elected as directors for terms expiring at the annual meeting of shareowners in 2001. James C. Castle, Ph.D., Alan E. Ross and John D. Wunsch continued as directors after the annual meeting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the amendment and restatement of this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2000	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ ROBERT E. SWITZ Robert E. Switz Senior Vice President, Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2000

Exhibit No.	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
10-a	ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-a to ADC's Form 10-Q for the fiscal quarter ended January 31, 2000.)
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 22, 2000).
27-a	Financial Data Schedule for the period ended April 30, 2000.
27-b	Financial Data Schedule for the period ended April 30, 1999.

QuickLinks

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
SIGNATURES
ADC TELECOMMUNICATIONS, INC. EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2000