Form 10-Q
period 2000-07-31
ADC TELECOMMUNICATIONS INC
filed 2000-09-14
CIK 61478

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2000
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

Common stock, $.20 par value: 710,234,681 shares as of September 12, 2000

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS—UNAUDITED
(In thousands)

	July 31, 2000	October 31, 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,865	$230,045
Available for sale securities	1,454,635	255,543
Accounts receivable	660,106	467,964
Inventories	422,238	284,167
Prepaid income taxes and other assets	190,287	81,699

Total current assets	2,904,131	1,319,418
PROPERTY AND EQUIPMENT, net	496,426	338,588
OTHER ASSETS, principally goodwill	600,743	339,604

	$4,001,300	$1,997,610

LIABILITIES AND SHAREOWNERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$210,531	$130,479
Accrued liabilities	377,513	235,760
Accrued income taxes	459,841	41,919
Notes payable and current maturities of long-term debt	77,758	35,185

Total current liabilities	1,125,643	443,343
LONG-TERM DEBT, less current maturities	18,785	12,759

Total liabilities	1,144,428	456,102
SHAREOWNERS' INVESTMENT
(709,025 and 662,425 shares outstanding, respectively)	2,856,872	1,541,508

	$4,001,300	$1,997,610

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME—UNAUDITED
(In thousands, except earnings per share)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2000	1999	2000	1999
NET SALES	$891,022	$534,791	$2,255,516	$1,517,743
COST OF PRODUCT SOLD	441,606	287,665	1,163,319	811,651

GROSS PROFIT	449,416	247,126	1,092,197	706,092

EXPENSES:
Research and development	78,807	58,518	229,267	172,235
Selling and administration	172,914	113,173	453,770	315,248
Goodwill amortization	7,890	5,597	19,829	16,108
Non-recurring charges	114,986	58,250	123,813	118,577

Total expenses	374,597	235,538	826,679	622,168

OPERATING INCOME	74,819	11,588	265,518	83,924
OTHER INCOME (EXPENSE), NET:
Interest	3,641	3,750	12,863	9,517
Gain on conversion of Siara Systems investment	—	—	722,550	—
Gain on sale of a PairGain business group	—	—	328,591	—
Other	(913)	(3,027)	(6,167)	(8,139)

INCOME BEFORE INCOME TAXES	77,547	12,311	1,323,355	85,302
PROVISION FOR INCOME TAXES	59,042	5,588	523,479	37,735

NET INCOME	$18,505	$6,723	$799,876	$47,567

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	706,789	659,813	701,745	602,265

EARNINGS PER SHARE (BASIC)	$0.03	$0.01	$1.14	$0.08

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	750,498	676,357	741,408	620,137

EARNINGS PER SHARE (DILUTED)	$0.02	$0.01	$1.08	$0.08

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In thousands)

	Nine Months Ended July 31,
	2000	1999
OPERATING ACTIVITIES:
Net income	$799,876	$47,567
Adjustments to reconcile net income to net cash from operating activities—
Non-recurring charges	123,813	118,577
Depreciation and amortization	96,421	79,935
Gain on conversion of Siara Systems investment	(722,550)	—
Gain on sale of a PairGain business group	(328,591)	—
Other	4,101	5,137
Changes in operating assets and liabilities
Accounts receivable	(188,871)	47,965
Inventories	(128,246)	(41,961)
Prepaid income taxes and other assets	(69,945)	(14,383)
Accounts payable	73,630	5,052
Accrued liabilities	420,073	(5,151)

Total cash from operating activities	79,711	242,738

INVESTMENT ACTIVITIES:
Acquisitions	(314,144)	(258,752)
Property and equipment additions, net	(227,078)	(94,293)
Marketable securities and short-term investments	156,139	3,417
Long-term investments	29,177	(18,969)

Total cash used for investment activities	(355,906)	(368,597)

FINANCING ACTIVITIES:
Increase/(Decrease) in debt	30,893	(150,269)
Common stock issued	195,263	43,787

Total cash from/(used for) financing activities	226,156	(106,482)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,141)	319

DECREASE IN CASH AND CASH EQUIVALENTS	(53,180)	(232,022)
CASH AND CASH EQUIVALENTS, beginning of period	230,045	459,955

CASH AND CASH EQUIVALENTS, end of period	$176,865	$227,933

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED
(In thousands, except earnings per share)

	3rd Quarter 2000	2nd Quarter 2000	1st Quarter 2000	4th Quarter 2000
NET SALES	$891,022	$770,624	$593,870	$634,079
COST OF PRODUCT SOLD	441,606	406,392	315,321	336,795

GROSS PROFIT	449,416	364,232	278,549	297,284

EXPENSES:
Research and development	78,807	78,755	71,705	65,971
Selling and administration	172,914	153,170	127,686	126,490
Goodwill amortization	7,890	6,372	5,567	6,141
Non-recurring charges	114,986	8,827	—	30,400

Total expenses	374,597	247,124	204,958	229,002

OPERATING INCOME	74,819	117,108	73,591	68,282
OTHER INCOME (EXPENSE), NET:
Interest	3,641	4,987	4,235	4,153
Gain on conversion of Siara Systems investment	—	722,550	—	—
Gain on sale of a PairGain business group	—	328,591	—	—
Other	(913)	(1,783)	(3,471)	(5,835)

INCOME BEFORE INCOME TAXES	77,547	1,171,453	74,355	66,600
PROVISION FOR INCOME TAXES	59,042	447,323	17,114	24,109

NET INCOME	$18,505	$724,130	$57,241	$42,491

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	706,789	700,848	693,309	663,401

EARNINGS PER SHARE (BASIC)	$0.03	$1.03	$0.08	$0.06

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	750,498	738,939	723,751	680,599

EARNINGS PER SHARE (DILUTED)	$0.02	$0.98	$0.08	$0.06

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

    All historical financial information has been restated to reflect the acquisition of PairGain Technologies, Inc. ("PairGain"), which was completed in the third quarter of fiscal year 2000 and accounted for as a pooling of interests. In addition, the historical financial information has been restated to reflect the acquisition of Saville Systems PLC ("Saville") which was completed in the fourth quarter of fiscal year 1999 and also accounted for as a pooling of interests.

    Earnings per share amounts, retained earnings, common stock, stock options and shares outstanding have been restated to reflect ADC Telecommunications, Inc.'s ("ADC") 2-for-1 stock splits effected in the form of common stock dividends distributed on February 15, 2000 and July 17, 2000. All references to the aforementioned items in these Consolidated Financial Statements, Notes to the Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record dates of the stock splits have been restated to reflect the stock splits on a retroactive basis.

    The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the quarter ended July 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with ADC's most recent Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. ADC does not expect the adoption of SAB 101 to have a material effect on its operations or financial position. ADC is required to adopt SAB 101 in the first quarter of fiscal 2001.

Note 2 Inventories:

    Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in thousands):

	July 31, 2000	October 31, 1999
Purchased materials and manufactured products	$379,715	$249,620
Work-in-process	42,523	34,547

	$422,238	$284,167

Note 3 Acquisitions:

    On May 16, 2000, ADC acquired all of the outstanding equity interests of IBSEN Micro Structures A/ S, a Danish corporation based in Copenhagen, Denmark ("IBSEN"). IBSEN is a photonics company focused on development and production of high-performance optical components and tools. The acquisition, a cash transaction, is valued at approximately $78.5 million and was accounted for using the purchase method. The net assets of IBSEN had fair value of approximately $11.5 million and in-process research and development of approximately $7 million for projects that did not have future alternative uses. The excess of the cost over the fair market value of the net assets acquired, primarily goodwill, is approximately $60 million and is being amortized over 10 years using a straight-line method. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date.

    On May 17, 2000, ADC acquired all of the outstanding equity interests in Altitun AB, a Swedish corporation based in Kista, Sweden ("Altitun"). Altitun is a leading developer and supplier of active optical components for next-generation optical networks. In the transaction, ADC issued approximately 27.6 million shares of its common stock to Altitun's shareholders. ADC also converted all outstanding Altitun stock options into options to acquire approximately 2.8 million shares of ADC common stock. The transaction was accounted for as a pooling of interests. Since the historical operations of Altitun were not material to ADC's consolidated operations or financial position, prior period financial statements have not been restated for this acquisition.

    On June 28, 2000, ADC completed a merger with PairGain by exchanging 63.8 million shares of its common stock for all of the common stock of PairGain. Each share of PairGain was exchanged for 0.86 of a share of ADC common stock. In addition, outstanding PairGain stock options were converted at the same exchange ratio into options to purchase approximately 8.4 million shares of ADC stock. The merger has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of PairGain. There were no material transactions between ADC and PairGain prior to the merger, and the effects of conforming PairGain's accounting policies to those of ADC were not material.

    On July 26, 2000 ADC acquired all the outstanding equity interests of Centigram Communications Corporation, based in San Jose, California. Centigram is a leading provider of unified communications, Internet-enabled call management and wireless access protocol (WAP)-based messaging solutions for communications service providers. The acquisition was completed as a cash purchase for approximately $206 million and was accounted for using the purchase method. The net assets of Centigram had a fair value of approximately $43.5 million and in-process research and development of approximately $15.8 million for projects that did not have future alternative uses. The excess of the cost over the fair market value of the net assets acquired, primarily goodwill, is approximately $137 million and is being amortized over periods from 7 to 16 years using a straight-line method.

Pro Forma Presentation

    The following information presents certain income statement data of ADC and PairGain for the interim periods preceding the merger. The effects of the other acquisitions on ADC's consolidated financial statements were not material on either an individual or aggregate basis.

	Three Months Ended April 30,		Six Months Ended April 30,
	2000	1999	2000	1999
Net sales:
ADC	$709,158	$456,591	$1,253,792	$860,885
PairGain	61,466	61,171	110,702	122,067

	$770,624	$517,762	$1,364,494	$982,952

Net income:
ADC	$548,868	$45,290	$605,196	$35,608
PairGain	175,262	1,050	176,175	5,236

	$724,130	$46,340	$781,371	$40,844

Note 4 Comprehensive Income:

    The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on ADC's net income, balance sheet or shareowners' equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2000	1999	2000	1999
Net income	$18,505	$6,723	$799,876	$47,567
Changes in cumulative translation adjustments	(508)	762	(7,287)	659
Changes in market value of derivative financial instruments classified as cash flow hedges	395	—	927	—
Unrealized gain from securities classified as available for sale, net of taxes	382,098	58,000	229,073	58,000

Comprehensive income	$400,490	$65,485	$1,022,589	$106,226

    ADC owns a minority interest in the following publicly held companies. These investments are stated at market value with the valuation adjustments classified in shareowners' investment. As of July 31, 2000, the market value of these investments was as follows (in thousands):

Redback Networks, Inc.	$539,703
GlobeSpan, Inc.	359,070
ONI Systems Corp.	357,500
Efficient Networks, Inc.	112,327
Vyyo, Inc. (formerly Phasecom, Inc.)	75,164
interWAVE Communications International Ltd.	5,760

Total	$1,449,524

    In addition, ADC owns an approximate 21% interest in MIND C.T.I Ltd. ("MIND"). MIND completed an initial public offering on August 8, 2000. As of September 11, 2000, ADC's investment in MIND had a market value of approximately $148.8 million.

Note 5 Earnings Per Share:

    Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended July 31, 2000 and 1999 (in thousands, except earnings per share):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2000	1999	2000	1999
Net income	$18,505	$6,723	$799,876	$47,567
Earnings per common share (basic)	$0.03	$0.01	$1.14	$0.08
Earnings per common share (diluted)	$0.02	$0.01	$1.08	$0.08
Weighted average common shares outstanding (basic)	706,789	659,813	701,745	602,265
Effect of dilutive securities—stock options	43,709	16,544	39,663	17,872
Weighted average common shares outstanding (diluted)	750,498	676,357	741,408	620,137

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

Segment Information (In thousands)

	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated
Three months ended July 31, 2000:
External Sales	$523,906	$242,798	$124,313	$5	$891,022
Operating Income (Loss)	233,872	(25,926)	3,921	(137,048)	74,819
Three months ended July 31, 1999:
External Sales	$238,220	$204,819	$91,747	$5	$534,791
Operating Income (Loss)	91,777	(14,940)	(161)	(65,088)	11,588

Segment Information (In thousands)

	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated
Nine months ended July 31, 2000:
External Sales	$1,207,940	$702,218	$344,282	$1,076	$2,255,516
Operating Income (Loss)	524,376	(98,580)	10,420	(170,698)	265,518
Nine months ended July 31, 1999:
External Sales	$629,529	$620,035	$268,171	$8	$1,517,743
Operating Income (Loss)	228,578	(17,994)	10,470	(137,130)	83,924

Note 7 Non-Recurring Charges:

    Non-recurring operating expense items for the three and nine months ended July 31, 2000 and 1999 included the following (in thousands):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2000	1999	2000	1999
Acquired in-process research and development	$22,800	$58,250	$22,800	$88,577
Restructuring	7,029	—	7,029	30,000
Acquisition expenses	85,157	—	93,984	—

Total non-recurring charges	$114,986	$58,250	$123,813	$118,577

Acquired In-Process Research and Development

    Acquired in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired businesses that had commenced but had not yet been completed at the date of acquisition and which have no alternative future use. The amounts allocated to IPR&D expense were determined through established valuation techniques in the high-technology communications industry. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on ADC's future results of operations or financial condition. During the nine-months ended July 31, 2000, ADC completed the appraisals of the technology acquired in the purchases of IBSEN and Centigram. Accordingly, $7.0 million and $15.8 million was charged to IPR&D as part of the allocations of the purchase prices for IBSEN and Centigram, respectively. During the nine-months ended July 31, 1999, ADC completed the appraisals of the technology acquired in the purchases of Teledata Communications, Ltd. ("Teledata"), Hadax Electronics ("Hadax"), Phasor Electronics, GmbH ("Phasor"), Spectracom, Inc. ("Spectracom"), and Pathway, Inc. ("Pathway"). Accordingly, $23.6 million, $5.2 million, $1.5 million, $47.5 million and $10.8 million was charged to IPR&D as part of the allocations of the purchase prices for Teledata, Hadax, Phasor, Spectracom and Pathway, respectively.

Restructuring

    During the three-months ended July 31, 2000, ADC recorded a pre-tax restructuring charge of $7.0 million in connection with the integration and operational reorganization relating to the merger of PairGain and ADC. These charges are not expected to have a material impact on ADC's future results of operations or financial condition. During the nine-months ended July 31, 1999, ADC's management approved a restructuring plan, which included initiatives to integrate the software operations of the former Wireless Systems Group with the newly formed Integrated Solutions Group, consolidate unproductive and duplicative facilities, reposition certain products and dispose of product lines that no longer fit ADC's focus and growth strategy. Total accrued restructuring costs of $30.0 million related to these initiatives were charged to operations during this period. These restructuring charges included employee termination costs and other incremental costs incurred as a direct result of the restructuring plan. The restructuring plan was substantially completed by July 31, 1999.

Acquisition Expenses

    During the three and nine-months ended July 31, 2000, ADC recorded approximately $85.2 million and $94.0 million in acquisition-related expenses, respectively. These charges were incurred in connection with the acquisitions of Altitun and PairGain, which were accounted for under the pooling-of-interests method. As such, these costs were expensed as incurred. These charges include certain legal, accounting, investment banking and registration fees incurred in order to combine operations of previously separate companies.

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

    The group's transport systems operate between central offices and in the "last mile/kilometer" portion of communications networks and include Soneplex®, HiGain®, Cellworx®, Avidia®, Axity™, Homeworx™, Optiworx™, DV6000™, BroadAccess™, and ServicePoint™ systems. The Soneplex and HiGain systems deliver T1-based services over copper or fiber facilities. The Avidia system is a next generation digital subscriber line access multiplexer (DSLAM). As the industry's first global ATM Virtual Path transport element, the Cellworx system offers bandwidth-efficient, multiservice delivery of

Internet/data, video and voice services, allocates only the bandwidth needed per service type and extends communications services over fiber-optic and copper (using xDSL technologies) facilities to businesses and residences. The Axity broadband wireless system delivers high-speed Internet/data, video and voice services. The Homeworx system enables cable television operators to transport high-speed digital signals for two-way Internet/data, video and voice services. ADC also provides the Optiworx family of fiber-optic transmitter and node products, along with coaxial amplifiers that cable television operators use to upgrade their networks to broader bandwidths for digital Internet/data, video, and voice services. The DV6000 system transmits a variety of signal types using a high-speed, uncompressed digital format over fiber facilities, and is used in the long haul portions of cable television, broadcast and interactive video networks, including distance learning, government and campus networks. The BroadAccess digital loop carrier system is used to deliver Internet/data and voice services. ServicePoint is a broadband network access platform that facilitates service delivery through monitoring and control of the application layer.

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

    INTEGRATED SOLUTIONS products and services consist of systems integration services, operations support systems (OSS) software and enhanced services/intelligent network software that position service providers to deliver broadband, multiservice communications over wireline and wireless networks. Systems integration is used to design, equip and build communications networks and OSS applications that deliver Internet/data, video and voice services to residences and businesses. OSS software includes the Singularit.e™ suite of software products and services including the Singl.eView™ line of communications billing and customer care software and the Metrica® line of network performance and service level assurance software. Enhanced services/intelligent network software includes the NewNet® line of Signaling System 7 (SS7), intelligent network, wireless messaging and provisioning, Communications Assistance to Law Enforcement Act (CALEA) and Internet applications software. With the acquisition of Centigram, enhanced services/software also includes the unified communications internet-enabled call management and wireless access protocol (WAP)-based messaging solutions. Integrated Solutions products and services are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers and communications equipment manufacturers.

    With the growth of multimedia applications and the related development of enhanced Internet/data, video and voice services, ADC's product offerings and research and development efforts have increasingly focused on emerging technologies and network equipment, software and integration service offerings for broadband communications applications. The market for broadband communications network equipment, software and integration services is evolving and rapidly changing. ADC's growth is dependent in part on its ability to successfully develop and commercially introduce new products in each of its product groups and is also dependent on the growth of the market. The growth in the market for such broadband communications products and services is dependent on a number of factors, including the amount of capital expenditures by communications service providers, regulatory and legal developments, changes to capital expenditure rates by communications service providers (which could result from the ongoing consolidation of customers in the market as well as the addition of new customer entrants to the market) and end-user demands for integrated Internet/data, video, voice and other communications services. There can be no assurance that ADC's new or enhanced products and services will meet with market acceptance or be profitable.

RESULTS OF OPERATIONS

    ADC's operating results may fluctuate significantly from quarter to quarter due to several factors. ADC is growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. ADC's expense levels are based in part on management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely. In addition, ADC's results of operations are subject to seasonal factors. ADC historically has experienced a stronger demand for its products in the fourth fiscal quarter, primarily as a result of customer budget cycles and ADC's fiscal year-end incentives, and has experienced a weaker demand for its products in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. A more detailed description of these risk factors as well as other risk factors associated with ADC's business can be found in Exhibit 99-a to ADC's Form 10-K for the fiscal year ended October 31, 1999.

    The percentage relationships to net sales of certain income and expense items for the quarters ended July 31, 2000 and 1999 and the percentage changes in these income and expense items between periods are contained in the following table:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended July 31,		Nine Months Ended July 31,
					Three Months Ended July 31,	Nine Months Ended July 31,
	2000	1999	2000	1999
Net Sales	100.0%	100.0%	100.0%	100.0%	66.6%	48.6%
Cost of Product Sold	(49.6)	(53.8)	(51.6)	(53.5)	53.5	43.3

Gross Profit	50.4	46.2	48.4	46.5	81.9	54.7
Expenses:
Research and development	(8.8)	(10.9)	(10.1)	(11.3)	34.7	33.1
Selling and administration	(19.4)	(21.2)	(20.1)	(20.8)	52.8	43.9
Goodwill amortization	(0.9)	(1.0)	(0.9)	(1.1)	41.0	23.1
Non-recurring charges	(12.9)	(10.9)	(5.5)	(7.8)	97.4	4.4

Operating Income	8.4	2.2	11.8	5.5	545.7	216.4
Other Income (Expense), Net:
Interest	0.4	0.7	0.6	0.6	(2.9)	35.2
Gain on conversion of Siara Systems investment	—	—	32.0	—	—	—
Gain on sale of a PairGain business group	—	—	14.6	—	—	—
Other	(0.1)	(0.6)	(0.3)	(0.5)	(69.8)	(24.2)

Income Before Income Taxes	8.7	2.3	58.7	5.6	529.9	1,451.4
Provision for Income Taxes	(6.6)	(1.0)	(23.2)	(2.5)	956.6	1,287.3

Net Income	2.1%	1.3%	35.5%	3.1%	175.3%	1,581.6%

    Net Sales:  The following table sets forth ADC's net sales for the three-month and nine-month periods ended July 31, 2000 and 1999 for each of ADC's functional product groups described above:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2000		1999		2000		1999
Product Group	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Connectivity	$523.9	58.8%	$238.2	44.5%	$1,207.9	53.6%	$629.5	41.5%
Broadband Access and Transport	242.8	27.2	204.8	38.3	702.2	31.1	620.0	40.8
Integrated Solutions	124.3	14.0	91.8	17.2	344.3	15.3	268.2	17.7
Other	—	—	—	—	1.1	—	—	—

Total	$891.0	100.0%	$534.8	100.0%	$2,255.5	100.0%	$1,517.7	100.0%

    Net sales for the three-month and nine-month periods ended July 31, 2000 were $891.0 million and $2,255.5 million, reflecting 66.6% and 48.6% increases, respectively, over the comparable 1999 time periods. These increases reflected growth in all product groups. Revenue contributions from acquired companies during the first nine months of the present fiscal year were $70.6 million and $188.6 million for the three-month and nine-month periods ended July 31, 2000, respectively. International revenues comprised approximately 21.5% and 21.4% of ADC's sales for the three-month and nine-month periods ended July 31, 2000, respectively.

    During the three and nine months ended July 31, 2000, net sales of Broadband Connectivity products rose by 119.9% and 91.9%, respectively, over the comparable 1999 time periods. This growth reflects continued strong global demand for ADC's fiber-and copper-connectivity systems and optical components. Sales were made to a broad range of Internet/data, video and voice service providers—incumbents and new entrants—around the globe. Strong worldwide growth in Broadband Connectivity systems continues as a result of growth in Internet/data traffic and digital services, which is creating demand for broader bandwidth connections, and the entrance of new service providers, which is creating demand for connectivity to new and existing communications networks. Broadband Connectivity's sales have grown to represent approximately 58.8% of ADC's net sales. ADC expects that future sales of Broadband Connectivity products will continue to account for a substantial portion of its net sales.

    During the three and nine months ended July 31, 2000, net sales of Broadband Access and Transport products rose by 18.6% and 13.3%, respectively, over the comparable 1999 time periods. This growth is primarily the result of sales increases in the major product systems—telephone transport and access systems, cable television systems, and broadband wireless systems.

    During the three and nine months ended July 31, 2000, Integrated Solutions net sales increased by 35.4% and 28.4%, respectively over the comparable 1999 time periods. Both systems integration services and software systems contributed to sales growth. This growth primarily resulted from a broad range of wireline and wireless service providers that are building or upgrading networks that offer integrated Internet/data, video and voice services.

    Gross Profit:  During the three-month periods ended July 31, 2000 and 1999, gross profit percentages were 50.4% and 46.2%, respectively. During the nine-month periods ended July 31, 2000 and 1999, gross profit percentages were 48.4% and 46.5%, respectively. These increases were the result of increased sales volume and changes in product mix primarily within the Broadband Connectivity group. ADC anticipates that its future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

    Operating Expenses:  Total operating expenses for the three months ended July 31, 2000 and 1999 were $374.6 million and $235.5 million, respectively, representing 42.0% and 44.0% of net sales,

respectively. Total operating expenses for the nine months ended July 31, 2000 and 1999 were $826.7 million and $622.2 million, respectively, representing 36.7% and 41.0% of net sales, respectively. These operating expenses included non-recurring charges of $115.0 million and $58.3 million for the three months ended July 31, 2000 and 1999, respectively, and non-recurring charges of $123.8 million and $118.6 million for the nine months ended July 31, 2000 and 1999, respectively. The 2000 non-recurring charges represent the write-off of purchased in-process research and development costs resulting from the acquisitions of Centigram and IBSEN, costs associated with the integration activities related to the acquisition of PairGain, as well as transaction costs associated with the PairGain and Altitun acquisitions. The 1999 non-recurring charges represent the write-off of purchased in-process research and development costs resulting from the acquisitions of Teledata, Hadax, and Phasor, along with costs for strategic restructuring of the product line comprising the former Wireless Systems Group. Operating expenses, before non-recurring charges, for the three months ended July 31, 2000 and 1999 were $259.6 million and $177.3 million, representing 29.1% and 33.2% of net sales, respectively. Operating expenses, before non-recurring charges, for the nine months ended July 31, 2000 and 1999 were $702.9 million and $503.6 million, representing 31.2% and 33.2% of net sales, respectively. The increase in absolute dollars of operating expenses, before non-recurring charges, was due primarily to costs associated with acquired companies and expanded operations necessary to support higher revenue levels.

    Research and development expenses were $78.8 million for the three months ended July 31, 2000, representing an increase of 34.7% over $58.5 million for the three months ended July 31, 1999. For the nine months ended July 31, 2000, research and development expenses were $229.3 million, representing an increase of 33.1% over $172.2 million for the nine months ended July 31, 1999. The increase reflects the activities from companies acquired in the first nine months of the present fiscal year, as well as substantial product development and introduction efforts in all functional product groups. ADC believes that, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for ADC to remain competitive. Accordingly, ADC intends to continue to allocate substantial resources to product development for each of its product groups. However, ADC recognizes the need to balance the cost of product development with expense control and remains committed to carefully managing the rate of increase of such expenses.

    Selling and administration expenses were $172.9 million for the three months ended July 31, 2000, representing an increase of 52.8% over $113.2 million for the three months ended July 31, 1999. For the nine months ended July 31, 2000, selling and administration expenses were $453.8 million, an increase of 43.9% over $315.2 million for the nine months ended July 31, 1999. This increase primarily reflects the activities of acquired companies, incentives granted to sales persons associated with selling activities and additional personnel costs related to expanded operations.

    Several of ADC's acquisitions have been accounted for as purchase transactions in which the initial purchase price exceeded the fair value of the acquired assets. As a result of ADC's acquisition activity, goodwill amortization increased to $7.9 million in the three months ended July 31, 2000, compared to $5.6 million in the three months ended July 31, 1999. Goodwill amortization for the nine months ended July 31, 2000 has increased to $19.8 million from $16.1 million for the nine months ended July 31, 1999.

    Other Income (Expense), Net:  For the three and nine months ended July 31, 2000 and 1999, the net interest income (expense) category represented net interest income on cash and cash equivalents. See "Liquidity and Capital Resources" below for a discussion of cash levels.

    Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and ADC's share of the net operating results of its investments in other companies accounted for on an equity basis.

    During the second quarter of fiscal year 2000, ADC recognized a $722.6 million gain on the conversion of its investment in Siara Systems, Inc. to shares of Redback Networks, Inc. as a result of a merger between the two companies.

    In addition, ADC recognized a $328.6 million gain on PairGain's sale of their microelectronics business group during the nine-month period ending July 31, 2000.

    Income Taxes:  The effective income tax rate for the nine months ended July 31, 2000 and 1999 was affected significantly by non-tax deductible purchased in-process research and development charges. These expenses are associated with the acquisitions made during each period. In addition, a higher marginal rate of 37% was applied to restructuring expenses and the gain on the conversion of the Siara Systems, Inc. investment, while a marginal rate of 40% was applied to the gain on sale of PairGain's microelectronics business group. Excluding the impact of purchased in-process research and development and the higher rates used for restructuring charges, the gain on the conversion of the Siara Systems, Inc. investment, and the gain on sale of PairGain's microelectronics business group, the effective income tax rate was 34% for the three-month and nine-month periods ended on each of July 31, 2000 and 1999.

    Net Income:  Net income was $18.5 million (or $0.02 per diluted share) for the three months ended July 31, 2000, an increase of 175.3% over $6.7 million (or $0.01 per diluted share) for the three months ended July 31, 1999. Net income was $799.9 million (or $1.08 per diluted share) for the nine months ended July 31, 2000, an increase of 1,581.6% over $47.6 million (or $0.08 per diluted share) for the nine months ended July 31, 1999. Excluding the non-recurring charges of $108.6 million and $41.2 million, net of tax, net income for the three months ended July 31, 2000 and 1999 was $127.1 million (or $0.17 per diluted share) and $47.9 million (or $0.07 per diluted share), respectively. Excluding the non-recurring (credits)/charges of ($538.5) million and $88.4 million, net of tax, net income for the nine months ended July 31, 2000 and 1999 was $261.4 million (or $0.35 per diluted share) and $136.0 million (or $0.22 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, decreased $53.2 million and $232.0 million during the nine months ended July 31, 2000 and 1999, respectively. The major elements of the 2000 change included $79.7 million provided by operations, $195.3 million from issuance of common stock to employees pursuant to ADC's stock option and employee stock purchase plans, and $156.1 million from the sale of marketable securities and short-term investments. These increases were partially offset by $227.1 million in property and equipment additions during the period as well as $314.1 million used for acquisitions. The major elements of the 1999 change included $242.7 million provided by operations as well as $43.8 million from issuance of common stock to employees pursuant to ADC's stock option and employee stock purchase plans, which were offset by $258.8 million used for acquisitions and $150.3 million used to decrease outstanding debt. In addition, $94.3 million was used for property and equipment additions during the period.

    ADC believes that current cash on hand, cash generated from operating activities, cash from investments, and available credit facilities will be adequate to fund its working capital requirements and planned capital expenditures for the duration of the 2000 fiscal year. However, ADC may still find it necessary to seek additional sources of financing to support its capital needs, for additional working capital, potential investments or acquisitions or otherwise.

    During the third quarter of fiscal 1999, Efficient Networks, Inc. completed an initial public offering of its common stock, which caused a valuation adjustment in ADC's investment in that company. At July 31, 2000, ADC carried this investment at a market value of approximately $112.3 million.

    During the second quarter of fiscal 2000, Siara Systems, Inc., in which ADC had an approximate 7.3% ownership interest, was acquired by Redback Networks, Inc. in a stock-for-stock transaction. As a result, this investment in Siara Systems, Inc. has been converted into shares of Redback Networks, Inc., which are reflected on ADC's balance sheet at the market value of the shares received in the transaction. In the second quarter of fiscal year 2000, ADC recognized a gain of $722.6 million as a result of the conversion of the Siara Systems, Inc. investment into shares of Redback Networks, Inc. At July 31, 2000, ADC carried this investment at a market value of approximately $539.7 million.

    On April 6, 2000, Vyyo, Inc. (formerly Phasecom, Inc.) completed an initial public offering of its common stock which caused a valuation adjustment in ADC's investment in that company. At July 31, 2000, ADC carried this investment at a market value of approximately $75.2 million.

    On June 1, 2000, ONI Systems Corp. completed an initial public offering of its common stock. At July 31, 2000, ADC carried this investment at a market value of approximately $357.5 million.

    Through the acquisition of PairGain, ADC acquired a 3.9% interest in GlobeSpan, Inc. At July 31, 2000, ADC carried this investment at a market value of approximately $359.1 million.

    During the nine months ended July 31, 2000, ADC announced the formation of a $100 million venture capital fund focused on investing in emerging and start-up companies throughout the world which are engaged in developing high-performance broadband communication technologies. As of July 31, 2000, approximately $11.9 million had been invested through this fund.

    At July 31, 2000 and October 31, 1999, ADC had approximately $96.5 million and $47.9 million of debt outstanding, respectively, relating primarily to acquired companies. ADC has a $340 million five-year credit facility at an interest rate equal to the commercial paper interest rate plus 25 basis points which is available for general corporate purposes, of which none was outstanding as of July 31, 2000. In addition, ADC has recently begun to provide financing to certain of its customers to assist in their purchase of products. ADC intends to continue this practice in the future when it believes the business conditions of such a transaction are appropriate. To date, none of the financing transactions have been material.

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

    The Euro conversion may affect cross-border competition by creating cross-border price transparency. ADC is assessing its pricing and marketing strategy in order to ensure that it remains competitive in a broader European market. ADC is also modifying its information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. In addition, ADC is reviewing whether certain existing contracts will need to be modified. ADC's currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. ADC will continue to evaluate issues involving introduction of the Euro. Based on current information and assessments, ADC does not expect that the Euro conversion will have a material adverse effect on its business, results of operations or financial condition.

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

    As documented in the Liquidity and Capital Resources section as well as Note 4 to the Consolidated Financial Statements, ADC owns common stock in several publicly held companies. Due to material changes in the fair value of such common stock, ADC has recorded a $451.0 million unrealized gain, $284.1 million net of income tax effects, in shareowners' investment as of July 31, 2000. Assuming an immediate decrease of 20% in the portfolio stock price, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $182.6 million (net of income tax effects), or 6.4% of total shareowners' investment at July 31, 2000.

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    On May 17, 2000, ADC completed its acquisition of Altitun. At the closing of the acquisition, each share of Altitun then outstanding was exchanged for 25.6732 shares of ADC's common stock. ADC issued approximately 27.6 million shares of common stock in exchange for the outstanding shares of Altitun. ADC also converted all outstanding Altitun stock options into options to acquire approximately 2.8 million shares of ADC common stock. The shares of ADC common stock were issued pursuant to the exception from registration provided by Section 4(2) of the Securities Act of 1933, in that the transaction did not involve a public offering by ADC.

    On July 17, 2000, ADC effected a 2-for-1 stock split in the form of a 100% stock dividend. The disclosures in this Form 10-Q, including this Item 2, take such stock split into account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
4-g	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000.
10-a	ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-a to ADC's Form 10-Q for the fiscal quarter ended January 31, 2000.)
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-b to ADC's Form 10-Q/A for the fiscal quarter ended April 30, 2000.)
27-a	Financial Data Schedule for the period ended July 31, 2000.
27-b	Financial Data Schedule for the period ended July 31, 1999.

  b.
  Reports on Form 8-K

      Current Report on Form 8-K dated June 14, 2000 filed on June 16, 2000 in connection with ADC's press release dated June 14, 2000 announcing a 2-for-1 stock split in the form of a 100% common stock dividend. The dividend was distributed on July 17, 2000.

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

      Current Report on Form 8-K dated June 28, 2000, filed on July 12, 2000, in connection with the closing of the acquisition by ADC of all of the issued and outstanding capital stock of PairGain Technologies, Inc.

      Current Report on Form 8-K dated July 26, 2000, filed on July 31, 2000, in connection with the closing of the acquisition by ADC of all the issued and outstanding capital stock of Centigram Communications Corporation.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2000	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ ROBERT E. SWITZ Robert E. Switz Senior Vice President, Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2000

Exhibit No.	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
4-g	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000.
10-a	ADC Telecommunications, Inc. 1991 Stock Incentive Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-a to ADC's Form 10-Q for the fiscal quarter ended January 31, 2000.)
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 22, 2000). (Incorporated by reference to Exhibit 10-b to ADC's Form 10-Q/A for the fiscal quarter ended April 30, 2000.)
27-a	Financial Data Schedule for the period ended July 31, 2000.
27-b	Financial Data Schedule for the period ended July 31, 1999.

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
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
ADC TELECOMMUNICATIONS, INC. EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2000