Form 10-K405
period 2000-10-31
ADC TELECOMMUNICATIONS INC
filed 2001-01-10
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000
OR
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0743912 (I.R.S. Employer Identification No.)
12501 Whitewater Drive Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

Registrant's telephone number, including area code: (952) 938-8080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 par value Common Stock Purchase Rights

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant, as of January 4, 2001, was approximately $14,587,688,225.80 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

    The number of shares outstanding of the registrant's common stock, $0.20 par value, as of January 4, 2001, was 777,309,741.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part II of this Form 10-K is incorporated herein by reference to portions of our Annual Report to Shareowners for the fiscal year ended October 31, 2000. The information required by Part III of this Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2001 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission on or before January 31, 2001.

PART I

Item 1.  BUSINESS

    ADC Telecommunications, Inc. was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our world headquarters are located at 12501 Whitewater Drive in Minnetonka, Minnesota.

    We are a leading global supplier of optical- and copper-connectivity systems, broadband access and network equipment, software and integration services designed to improve the speed and performance of broadband, multiservice communications networks. Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building and upgrading the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services to consumers and businesses. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of communications networks—that is, the network equipment that connects the service providers' offices to end users' homes and businesses, as well as wireless communications devices.

    Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators, enterprises, and communications equipment manufacturers and distributors. We offer optical- and copper-connectivity systems/components, broadband access and network equipment, software and integration services to our customers through the following three business groups:

  •
  Broadband Connectivity;

  •
  Broadband Access and Transport; and

  •
  Integrated Solutions.

    BROADBAND CONNECTIVITY products provide the physical contact points needed to connect different communications network elements and gain access to communications system channels for the purposes of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such channels within service providers' serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks. The group also produces passive and active optical components, as well as wireless components. Broadband Connectivity's products are used throughout the world in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks.

    BROADBAND ACCESS AND TRANSPORT products enable broadband, multiservice delivery capabilities within service provider networks, while also introducing new service delivery functionality and cost effectiveness into these networks. The group's products include access and transport systems that deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable, optical and wireless networks. Broadband Access and Transport's products are used throughout the world to deliver Internet, data, video and voice services to consumers and businesses.

    INTEGRATED SOLUTIONS products and services consist of systems integration services, operations support systems (OSS) software and enhanced services software that aid service providers in their delivery of broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks and OSS applications that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer care, network performance and service-level assurance software used by service providers to operate communications networks. Enhanced services software includes a range of wireline, wireless and Internet applications used by service providers to help increase revenues.

    As used in this report, unless the context otherwise requires, the term "ADC" refers to ADC Telecommunications, Inc. and our wholly owned and majority-owned subsidiaries; 1998, 1999 and 2000 refer to our fiscal years ended October 31, 1998, 1999 and 2000, respectively; and 2001 refers to our fiscal year ending October 31, 2001.

Industry Background

    With the rapid growth of the Internet and the development of advanced communications applications such as digital, video and audio programs, wireless access, video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high-speed imaging, consumers and businesses are demanding faster, better communications services. Consumers increasingly find dial-up modem speeds unacceptable, and communications networks increasingly are required to transmit, more rapidly, large volumes of Internet, data and video traffic to meet customers' demands with respect to sharing information, conducting business and delivering entertainment. We believe that these trends toward "broadband" communications will continue to drive changes in the global communications industry for the foreseeable future.

    As consumers and businesses demand more broadband applications from providers of Internet, data, video and voice communications services, the global deregulation of communications markets has led new service providers to enter the market. The entry of these new competitive providers into previously monopolistic or oligopolistic markets is changing the marketplace rapidly. In the past, communications service providers have offered only a limited selection of Internet, data, video or voice services, each of which is carried on a separate network connection and is billed separately to the customer. In contrast, new competitive communications providers increasingly are operating broadband, multiservice networks with integrated Internet, data, video and voice services carried over a single high-speed network connection. These services are both faster and more cost-effective than the services offered in the past, and integrated providers send just one bill for all the services the customer uses. In the deregulated market, service providers now compete for customers by attempting to offer the most attractive "bundles" of communications services over the most cost-effective networks. As a result of this competition, there is a large potential global market for fiber optics, network equipment, software and integration services needed to build and upgrade broadband, multiservice networks. This in turn has resulted in the recent high growth rate of sales for suppliers of communications equipment, software and services.

    Several important technological developments also have spurred growth in the communications equipment industry. We believe these developments primarily include the deployment of all-optical networks, the creation of cost-effective computing platforms, the proliferation of more powerful software applications (including distributed applications using Internet Protocol (IP)) and the creation of new wireless communications technologies.

    In the past, communications networks transported information primarily through electrical systems, which transmit analog and digital information over pairs of copper wires or coaxial cables, but at limited speeds and with limited carrying capacity. In recent years, as the capacity of optical-based transmission systems has increased, there has been a shift to optical systems, which have several advantages over electrical systems. In optical systems, lasers transmit Internet, data, video and voice traffic through glass fibers in the form of analog- or digital-coded light pulses. Optical systems can transmit larger volumes of information at much higher speeds than electrical systems. Optical systems also offer higher transmission quality because the physical properties of light are insensitive to interference from sources such as electromagnetic fields and radio frequencies.

    Another important change in recent years has been the development of cost-effective digital technologies, which, like optical technologies, allow greater speed and capacity in network transmission than is possible with analog technology. In analog technology, information is converted to a voltage or current wave form for processing or transmission. In digital technology, information is converted to digital bits and then is processed or transmitted using computer-based components. The increased use of high-speed semiconductors in communications equipment has enabled network providers to cost-effectively transmit increasing amounts of Internet, data, video and voice communications as the bandwidth needs of their customers have grown. As a result of this development, over the past decade digital-based systems have been replacing analog-based systems in communications networks.

    Wireless technology developments and substantial growth in wireless communications, including cellular telephone services, satellite-based services and Personal Communications Services (PCS), also have had a dramatic impact on the communications equipment industry. In addition, wireless broadband infrastructure is being deployed for fixed wireless services in the Multichannel Multipoint Distribution Services (MMDS) and Local Multipoint Distribution Services (LMDS) spectrum bands. Wireless communications growth has been driven by the convenience of mobility and the higher costs of wireline infrastructures. In particular, in countries without reliable or extensive wireline systems, wireless service ultimately could provide the primary service platform for both mobile and fixed communications applications due to the potential savings in installation time and cost. We believe that the continuing development of wireless communications technology could extend substantially the reach of current communications networks.

    We believe that all of these factors will continue to drive changes in the global communications industry for the foreseeable future. Our belief is that both consumers and businesses desire high-speed communications connections from a single service provider that can offer a range of prices and a variety of Internet, data, video and voice services bundled into a single package and billed on a single invoice. We believe that broadband, multiservice networks can play a key role in meeting these demands and the information needs of consumers and businesses around the world.

Strategy

    Our strategy is to capitalize on opportunities in the global communications market created by the deployment of broadband, multiservice networks. Communications service providers intend to serve their consumer and business customers with broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services. Our broad range of products and services addresses key areas of the communications network infrastructure. Our products and services are used to design, build and upgrade networks, connect and access networks, transport Internet, data, video and voice services over communications service networks, and provide software that generates, delivers and manages communications services. Our many product and service offerings address the diverse needs of a customer base that includes local and long-distance telephone companies, cable television operators, wireless service providers, Internet and data service providers, other communications service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

    Key components of our strategy include:

  •
  focusing on opportunities related to broadband, multiservice networks;

  •
  leveraging our technological capabilities across our various product groups;

  •
  increasing our international market penetration; and

  •
  expanding our development through acquisitions, alliances and internal efforts.

    Focus on Opportunities Related to Broadband, Multiservice Networks.  Global deregulation, the rapid growth of the Internet and increasing consumer and business demands for broadband communications have created significant global opportunities to build and upgrade broadband, multiservice networks. Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building the broadband communications infrastructure required to offer high-speed Internet access, data, video, telephony and other interactive multimedia services to consumers and businesses. Because broader network bandwidths continually are required for these services, we believe that building and upgrading broadband, multiservice networks to serve consumers and businesses presents one of the greatest market growth opportunities in the communications industry today. We are focusing our development and marketing resources on fiber optics, network equipment, software and integration services that will enable communications service providers worldwide to serve their consumer and business customers with broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services.

    Leverage Our Technological Capabilities Across Our Various Product Groups.  We have developed substantial expertise in fiber-optic, copper, coaxial cable, video, wireless and broadband infrastructure and transport technologies, software products and systems integration services. We have built these core competencies through internal development, acquisitions and technology licensing arrangements. Our strategy is to leverage our core competencies among each other. This helps us offer our customers new products with enhanced architectures, functions, cost effectiveness and network management tools for their evolving Internet, data, video and voice service offerings. It also helps us offer our customers more complete bundled solutions that enable them to scale network offerings, more fully automate operations and accelerate service and revenue growth.

    Increase Our International Market Penetration.  We believe that significant growth for our products and services will occur outside the United States as a result of global deregulation, substantial expansion or enhancement of communications services by many foreign countries, and the global expansion of multinational communications service providers. Our strategy is to grow our international business by increasing our international sales and marketing resources, expanding our global manufacturing capacity, expanding our ability to offer integration services in areas outside North America, leveraging our existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. We are expanding our presence in international markets through manufacturing facilities, distribution centers, sales offices and systems integration capabilities to serve our customers outside the United States.

    Expand Our Development Through Acquisitions, Alliances and Internal Efforts.  Due to the dynamic nature of the communications equipment industry, we have sought and intend to continue to seek acquisitions and alliances that will:

  •
  add key technologies that we can leverage across our businesses;

  •
  broaden our product offerings;

  •
  permit us to enter attractive new markets; and

  •
  expand or enhance our distribution channels globally.

To help accomplish these objectives, during fiscal 2000 we completed the following acquisitions:

  •
  Comtec Electrónica S.R.L., an Argentina-based company that makes Radio Frequency (RF) amplifiers for the cable television industry;

  •
  NVision, Inc., a California-based company that makes distribution and switching equipment for television production, post-production and broadcasting;

  •
  The digital television (DTV) modulation equipment and solid state UHF transmitter assets of Continental Electronics Corporation, a Texas-based company;

  •
  IBSEN Micro Structures A/S, a Denmark-based company that makes phase masks and fiber Bragg grating devices and currently is developing an integrated-optics platform based upon a unique planar technology that utilizes semiconductor-type processes;

  •
  Altitun AB, a Sweden-based company that makes tunable lasers and other active optical components for use in fiber-optic networks;

  •
  PairGain Technologies, Inc., a California-based company that makes digital subscriber line (DSL) devices;

  •
  Centigram Communications Corporation, a California-based company that provides unified communications, Internet-enabled call management and Web access protocol (WAP)-based messaging solutions for communications service providers;

  •
  Broadband Access Systems, Inc., a Massachusetts-based company that makes next-generation IP access platforms; and

  •
  Computer Telecom Installations Limited, an England-based company that provides systems integration services for communications service providers.

    In addition, in November 2000, we completed the acquisition of the communications systems integration business of France Electronique, S.A., a France-based company that provides systems integration services for communications service providers.

    Our ability to implement our strategy effectively is subject to numerous uncertainties, many of which are described in Exhibit 99-a to this Form 10-K, and we cannot assure you that our efforts will be successful.

Product Groups

    Our connectivity solutions, network equipment, software and integration services are divided into three business groups:

  •
  Broadband Connectivity;

  •
  Broadband Access and Transport; and

  •
  Integrated Solutions.

Below we discuss the activities of each of these groups.

  Broadband Connectivity

    Broadband connectivity products provide the physical contact points needed to connect different communications network components and gain access to communications system channels in order to install, test, monitor, access, manage, reconfigure, split and multiplex these channels within service providers' serving offices and the last mile/kilometer portion of communications networks. Broadband Connectivity products are used throughout the world in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks and are sold to local and long-distance telephone companies, cable television operators, wireless service providers, integrated service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors. Our Broadband Connectivity products include:

    Broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks.  Our broadband connection and access devices provide interconnections between network components or access points into networks. These products include:

    DSX Products.  We manufacture digital signal cross-connect (DSX) modules and bays, which are designed to gain access to and cross-connect digital copper channels for Internet, data, video and voice transmission. Within our DSX product group, we offer the Digital Distribution Point family of products, which provides mechanical alternatives to hard-wiring equipment used for cable management and circuit access in software-based, electronic digital cross-connect systems. We also offer remote test access capability for our DSX products. This capability enables service providers to monitor high-capacity circuit performance at unstaffed sites, such as carrier co-location points.

    Fiber Distribution Panels and Frame Products.  Fiber distribution panels and frames, which are functionally similar to copper cross-connect modules and bays, provide interconnection points between fiber-optic cables entering a service provider's serving office and fiber-optic cables connected to fiber-optic equipment within the serving office. Our fiber distribution panels and frames are designed with special consideration of fiber-optic properties.

    Terminal Block and Frame Products.  Terminal blocks are molded plastic blocks with contact points used to facilitate multiple wire interconnections. Frames are terminal block assemblies used to connect the external wiring of a communications network to the internal wiring of a service provider's serving office, or to interconnect various pieces of equipment within a serving office or at a customer's premises. We manufacture a wide variety of terminal blocks and frames.

    RF Signal Management Products.  Our series of RF products are designed to meet the unique performance requirements of video and data transmission over coaxial cable used in today's cable television networks and emerging cable modem networks. The RF Worx® product family leads the industry by offering the "plug-and-play" flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The ADC RF Worx system provides cable television network design engineers with the full breadth of RF signal management tools essential in an evolving cable television "headend" environment.

    High-Speed Digital Routing Switcher Products.  Our series of digital routing products is designed to provide reliable interfacing and routing of a variety of data types in the broadcast, cable television and post-production industries. This product family includes digital signal processing equipment and high-speed digital routing switchers for all digital formats up to and including high-definition television.

    Modular Fiber-Optic Routing Systems.  Our FiberGuide® system is a modular routing system that provides a segregated, protected method of storing and routing fiber patch cords and cables within a service provider's serving offices.

    Broadband Software Infrastructure Management Solutions.  We have developed a number of software products that provide management of optical connectivity infrastructure, geographical tracking of equipment, cables and other network elements in the service provider's serving office and outside plant portions of those networks.

    Fiber-Optic Patch Cords.  Fiber-optic patch cords are the basic components used to gain access to fiber communications circuits for testing, maintenance, cross-connection and configuration purposes. We incorporate our fiber-optic patch cords and cable assemblies into our own products and also sell them in component form. Our fiber-optic patch cords provide immediate identification of fiber-optic connections. Our LX.5® fiber connector doubles the capacity of fiber termination equipment by allowing two fibers to fit into the standard SC adapter footprint.

    Jacks, Plugs, Patch Cords, Jackfields and Patch Bays.  Jacks and plugs are the basic components used to gain access to copper communications circuits for testing and maintenance. Patch cords are wires or cables with a plug on each end. We incorporate our jacks, plugs and patch cords into our own products and also sell them in component form, primarily to original equipment manufacturers (OEMs). A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by communications companies to gain access to copper communication circuits for testing or patching the circuits. When testing a large number of circuits, series of jackfields are combined in specialized rack assemblies called patch bays. We manufacture a large range of jackfields and patch bays in various configurations. Some of these jackfields are specialized for use in audio and video transmission networks in the broadcast cable television and post-production industries.

    PatchSwitch System and PatchMate™ Module.  Our PatchSwitch system is a data network management product that provides access to and monitors, tests and reconfigures digital data circuits and permits local or remote switching to alternate circuits or backup equipment. This system is modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate module is a manually operated electromechanical device used to gain access to the network in order to monitor, test and reconfigure digital data circuits.

    Passive and active optical components.  Our optical component products help generate, amplify, direct and multiplex communications over optical networks. These products include:

    Pump Lasers.  We design and produce high-powered 980 nanometer pump lasers and have patent-pending applications for the development of reliable, high-powered 980 nanometer pump laser diodes and modules for use in erbium doped fiber amplifiers. These amplifiers increase the distances over which a fully optical signal can travel without having to be regenerated. The result is greater bandwidth in the network, as well as reduced costs and better operating efficiencies for optical networks.

    Tunable Lasers.  In 2000, we completed the acquisition of Altitun AB. Altitun develops, manufacturers and markets tunable lasers and other active optical components.

    Optical Couplers and Multiplexers.  We develop, manufacture and market optical couplers, which are used to split and combine signals in optical networks. We also develop, manufacture and market Wavelength Division Multiplexers (WDMs) and Dense Wavelength Division Multiplexers (DWDMs). WDMs combine two different wavelengths of light into a single path and typically are used in optical amplifiers. DWDMs combine or separate a larger number of different wavelengths. These devices greatly increase the capacity of installed optical networks.

    Phase Masks and Integrated Optics.  In 2000, we completed the acquisition of IBSEN Micro Structures A/S. IBSEN develops, manufacturers and markets phase masks and fiber Bragg grating devices. It currently is developing an integrated-optics platform based upon a unique planar technology that utilizes semiconductor-type processes. The Altitun and IBSEN acquisitions have helped to broaden our product offerings in the optical component area.

    Passive Optical Devices.  We develop, manufacture and market passive optical devices, including isolators, collimators, circulators, polarizers, couplers, WDMs, DWDMs and polarization maintaining components. These are important components used by optical network equipment manufacturers to produce transmission, multiplexing, amplification and access system elements.

    Wireless Systems and Components.  Our wireless systems and components help filter wireless communications and amplify and extend the coverage of wireless communications networks. These products include:

    Wireless Infrastructure Equipment and Subsystems.  We develop, manufacture and market RF filters, SMARTop™ tower-top amplifiers and other wireless base station and subscriber equipment components and subsystems. Products are distributed globally for all major air interfaces. These products are sold primarily to wireless OEMs and to carriers.

    Coverage Products.  Our family of CityWide™ wireless systems products includes the CityCell® wideband digital microcells, CityRad™ repeaters for adding and extending cellular communication coverage out-of-doors and the CityMicro™ Bi-Directional Amplifiers for in-building coverage. The Digivance Indoor Coverage System, introduced in 2000, extends wireless coverage throughout a large building or campus environment by digitizing the full RF bandwidth and transporting signals over multimode fiber.

  Broadband Access and Transport

    Broadband Access and Transport products enable broadband, multiservice capabilities within service provider and business networks, while also introducing new service delivery functionality and cost effectiveness into these networks. The group's products include access and transport systems that deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable, fiber-optic and wireless networks. These products are used throughout the world to deliver Internet, data, video and voice services to consumers and businesses. Broadband Access and Transport products are sold to local and long-distance telephone companies, cable television operators, wireless service providers, integrated service providers, broadcasters, governments and communications equipment distributors. Our Broadband Access and Transport products include:

    Transport Systems.  Our transport systems operate between service providers' serving offices and the last mile/kilometer portion of communications networks. These products include:

    Soneplex and HiGain Products.  Soneplex and HiGain are carrier-class, intelligent loop access platforms that enable communications service providers to deliver T1/E1-based services over copper or optical facilities in the last mile/kilometer of communications networks. Soneplex and HiGain products integrate functions and capabilities that help reduce the capital and operating costs of delivering T1/E1-based services.

    Avidia System.  The Avidia® System is an integrated access switch that enables communications service providers and private network operators to deliver next-generation Internet, data, video and voice applications over common voice-grade copper wire in the last mile/kilometer of communications networks. Avidia addresses networking trends with an architecture specifically designed for data convergence, integrated access multiplexing and asynchronous transfer mode (ATM) edge switching.

    AXITY Broadband Wireless System.  Our AXITY™ broadband wireless system offers a wireless alternative to copper, coaxial cable and optical products by delivering high-speed, wireless Internet, data, video and voice services to customers. We believe that wireless products offer a viable alternative to wireline solutions for access to the last mile/kilometer of the communications network.

    Homeworx Access Transport Platform.  The Homeworx system has been designed for deployment on video-only, telephony-only and integrated Internet, data, video and telephony networks. These networks are provided by telephone operating companies, cable television operators and other communications common carriers. The Homeworx access transport platform utilizes Hybrid Fiber Coax (HFC) technology.

    Optiworx HFC Transport Systems Platform.  Our Optiworx™ family offers a comprehensive, multiservice HFC transport system including optical transmitters, optical amplifiers, optical receivers, optical distribution nodes, patented RF amplifier technology, DWDM capability and digital HFC products and technology. Our Optiworx product line is designed for a broad range of HFC transport applications, including broadcast and narrowcast video, IP or circuit-switched telephony, video on demand, Internet access and targeted advertising. These products are being deployed in the United States and around the world by cable television operators that are upgrading their networks to carry two-way service over hybrid fiber/coaxial networks, including digital interactive Internet, data, video and voice services.

    DV6000 and Other Fiber Video Delivery Equipment.  Our DV6000® system transmits a variety of signal types using a high-speed, uncompressed digital format. The system transmits at speeds up to 10 billion bits per second, with capacity of up to 64 channels. It transmits over fiber in the super trunking portions of broadcast and interactive video networks.

    Cuda 12000 Product.  The Cuda 12000 is a next-generation, high-performance IP Access Platform. It is being deployed initially as a Cable Modem Termination System (CMTS) for cable operators who want to offer high-speed Internet access via industry standard cable modems services. The Cuda 12000 is designed to support the next-generation of industry standard modem technology, which will support both Internet and Voice-over IP telephony (VoIP) services. The Cuda 12000 will also serve as the base platform for other IP-based broadband access systems that we offer, including a VoIP media gateway for converting between IP and circuit-switched voice traffic. We will be offering this media gateway in a variety of configurations.

    BroadAccess Platform.  Our Israeli operations' BroadAccess™ product is targeted to deliver services to end users over copper wires, ranging from classic telephony to broadband DSL services. BroadAccess is a multiservice access platform designed for and targeted to international markets. It provides multiple services with interfaces to both legacy voice switches as well as to the Internet and ATM networks.

    Network Access Equipment.  Our network access systems include both customer-located equipment (which is part of the service provider's network) and customer-premise equipment (which is owned by the service provider's business customer) that can work alone or in conjunction with one of our transport systems or with other vendors' transport systems. These products include:

    Service Delivery System.  Our ServicePoint™ service delivery system is an innovative product that combines termination, monitoring and control functionality at the access point in a single platform. Unlike other products available today, ServicePoint is an integrated hardware and software system that enables network managers to ensure the delivery of mission-critical application performance while at the same time controlling wide area network (WAN) resources and costs. This intelligent platform makes it possible to identify and manage complex application flows for voice, interactive video and other mission critical traffic. By setting policies, customers can perform service partitioning (that is, allocation of bandwidth to specified applications) to ensure that critical applications have the resources needed for optimal performance.

    Access Concentrators.  Our AAC-1® and AAC-3® ATM Access Concentrators and our CellSmart® Access Multiplexers adapt, aggregate, multiplex and manage Internet, data, video and voice signals for ATM services and private WANs. These products support multiple protocols and a wide range of line speeds to allow organizations to consolidate hybrid networks and gain control over access costs and management. Several of our remote access and routing devices in these product lines are specifically designed for Internet access.

    MediaMover™. MediaMover is a standards-based, highly flexible access platform optimized for both interactive multimedia, video/audio and professional broadcast applications. MediaMover integrates real-time MPEG2 compression/decompression, supporting the transport of numerous video, audio and data interfaces over public and private communications networks.

    Channel Service Unit and Data Service Unit Products.  We manufacture a family of channel service unit (CSU) and data service unit (DSU) products that are used to digitally interconnect public and private communications networks. These products monitor communications channels and provide system protection and other network management functions. Some of these products also enable the customer to test the performance of its voice network and allow the connection of Internet, data, video and voice channels. These devices can work alone or in conjunction with one of our transport systems or with other vendors' transport systems. These products support T1, T3 and OC3 services and a variety of data protocols, including Frame Relay, Switched Multi-megabit Data Service, ATM, integrated services digital network (ISDN), high-bit-rate digital subscriber line (HDSL) and IP.

    Integrated Access.  The Opera Service Matrix platform provides multiple T1/E1 drop-and-insert DSU and CSU terminations, voice compression, time division multiplexing and inverse multiplexing, channel bank and cross-connect functions, supporting diverse applications for wireline and wireless networks as well as enterprise customers.

    Broadcast Television Transmission Equipment.  We supply products to the DTV transmission equipment market. We develop, manufacture and market television transmission products that serve many power levels, modulation formats and customer-specific requirements. The Federal Communications Commission has mandated that all television broadcasters in the United States must begin transmission of DTV service by 2003. We enhanced our ability to deliver this service with our April 2000 acquisition of assets from Continental Electronics Corporation, which provided us with DTV modulation equipment and solid state UHF transmitters.

    Product Review and Development.  As part of our ongoing business, and as a result of several significant acquisitions within the Broadband Access and Transport Group in recent years, we have reviewed and will continue to review individual product lines with reference to overlap and profitability. We intend to add or eliminate product lines as appropriate to optimize financial performance. Any elimination of a product line may result in nonrecurring charges associated with the disposition of manufacturing assets and facilities, possible workforce reductions and related effects.

  Integrated Solutions

    Integrated Solutions products and services include systems integration services, OSS software and enhanced services software, all of which aid service providers in their delivery of broadband, multiservice communications over wireline and wireless networks. Integrated Solutions products and services are sold to local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers and communications equipment manufacturers. Our Integrated Solutions products include:

    Systems Integration Services.  Systems integration services are offered in North America and Europe and are used to design, equip and build communications networks and OSS applications that communications service providers use to deliver Internet, data, video and voice services to consumers and businesses. System integration services support multi-vendor solutions as well as ADC solutions. We provide our systems integration services and software primarily to telephone operating companies, cable television companies, other common carriers and users of private communications networks. These services consist of program and project management, the provision of network equipment for broadband services and OSS applications, technical consulting and design, turn-up and testing of network equipment, the provision of training services and the provisioning of wireless sites. In addition, our systems integration services offer program and product management, network records inventory, automated flow-through integration of OSS, and a full offering of OSS solutions.

    Our Systems Integration division operates throughout the United States and recently has expanded its operations into Europe. In September 2000, we completed our acquisition of Computer Telecom Installations Limited, an England-based service provider. In addition, in November 2000, we completed our acquisition of the communications services integration business of France Electronique S.A., which is one of the largest systems integration companies based in France. The Systems Integration division is also looking to further deploy services internationally through strategic alliances or additional acquisitions.

    OSS Solutions.  We provide a broad range of OSS software as well as a full range of professional services, including assistance in analyzing a customer's requirements and then designing, developing and implementing a solution. These products include:

    Billing and Customer Management Software.  We provide convergent billing, customer management and enhanced Web solutions for local, Internet, data, long-distance, wireless and cable television markets. These products and services are designed to enable communications service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. As part of Singularit.e, we introduced Singl.eView, which includes convergent billing, integrated customer management and Web products. Singl.eView is a modular product that provides real-time convergent billing and integrated customer management and features a flexible architecture with a rules-based transaction engine and enhanced Web solutions. We also provide facilities management services, which allow customers to license Singl.eView from us while we manage the operation of the software on customer-owned hardware. We also offer a complete service bureau billing and customer care service.

    Performance and Network Management Software.  We develop and market communications network performance management and service level agreement software as part of Singularit.e under the Metrica® brand name. Metrica's software platforms are used in the infrastructure management systems of wireless and wireline public network operators throughout the world.

    Enhanced Services Software.  We supply intelligent network communications software, including Signaling Systems 7 (SS7) technology (under the NewNet® brand name), wireless intelligent network products (such as short messaging services), Internet applications software and software to assist carriers in complying with the Communications Assistance to Law Enforcement Act. Further, in 2000, we completed the acquisition of Centigram Communications Corporation, a provider of unified messaging, Internet-enabled call management and WAP-based messaging solutions.

    Our enhanced services solutions are used by telecommunications service providers to assist in generating revenues and profits or by communications service providers to build value-added applications. These service providers generate revenues from our products by charging directly for services such as voicemail or through increased call volumes resulting from the use of our applications such as short message services. Our solutions are used worldwide by Internet service providers and in conjunction with many different wireline and wireless technologies.

Sales and Marketing

    We sell our products to customers in three primary markets:

  •
  the U.S. public communications network market, which includes the regional bell operating companies (RBOCs), other telephone companies, long-distance carriers, wireless service providers, cable television operators and other domestic public network providers;

  •
  the U.S. private and governmental markets, which include large business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

  •
  the international public and private network markets.

We also sell products for each of these customer groups to OEMs of communications equipment. Financial information concerning sales of our products is contained in our 2000 Annual Report to Shareowners. Portions of the Annual Report are contained in Exhibit 13-a to this Form 10-K, as filed with the Securities and Exchange Commission (the "SEC"), and are incorporated by reference into this Form 10-K.

    Purchases of our products by public network providers and the OEMs that supply these companies accounted for the largest portion of our net sales in 2000. Our Broadband Connectivity products and Broadband Access and Transport products for public network providers are located primarily in service provider serving offices and networks. These include telephone company central offices and networks, cable television company headend offices and networks, and wireless company network global switching centers and base stations. All of these facilities contain the equipment used in switching and transmitting incoming and outgoing communications channels. Portions of our broadband transmission systems are located in the public network outside the serving offices and on customers' premises. Our private and governmental network customers generally purchase our enterprise-wide communications systems and public network access equipment for installation in the networks located at their premises.

    We also market our products outside the United States, primarily to telephone operating companies, cable television operators and wireless service providers for public communications networks located in Canada, Europe, the Middle East, Australia, Latin America, Asia and the Pacific.

    A majority of our sales are made by a direct sales force. We maintain sales offices throughout the United States and in Canada, Europe, the Middle East, Australia, Latin America, Asia and the Pacific. In the United States, our products are sold by our sales offices as well as through dealer organizations and distributors. Outside the United States, our products are sold by several field sales offices and by independent sales representatives and distributors, as well as through U.S. public and private network providers who also distribute products outside the United States.

    We maintain a customer service group that supports our field sales personnel. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service engineering group that provides on-site service to customers.

Research and Development

    We believe that our future success depends on our ability to adapt to the rapidly changing communications environment, to maintain our significant expertise in core technologies and to continue to meet and anticipate our customers' needs. We continually review and evaluate technological changes affecting the communications market and invest substantially in applications-based research and development. We intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions, strategic alliances and licensing or marketing arrangements relating to new products and technologies from sources outside ADC.

    In recent years, increasingly significant portions of new communications equipment purchased by public network providers and private network customers have employed optical transmission, digital, integrated circuit, wireless and broadband copper-based technologies. In the future, we believe that these purchasing trends will include increasingly sophisticated, software-intensive OSS, enhanced services and network management systems. As a result, our internal and external product development activities are primarily directed at the following areas:

  •
  the integration of optical, digital and IP technologies into additional products;

  •
  the continued development of our Homeworx and CUDA 12000 systems for Internet, data, video and voice services;

  •
  the development of network OSS (including billing and customer care and enhanced services) software;

  •
  the continued development of our power DSL and customer premises/carrier-owned termination systems for integrated Internet, data, video and voice applications;

  •
  the continued development of broadband wireless systems; and

  •
  the incorporation of ATM and IP technologies into Internet, data, video and voice products for both public and private communications networks.

    New product development often requires long-term forecasting of market trends, the development and implementation of new processes and technologies and a substantial capital commitment. Due to the uncertainties inherent in each of these elements, we cannot assure you that we will develop any new products on a timely basis or at all. Moreover, we cannot assure you that any new products we develop will achieve market acceptance.

Competition

    Competition in the communications equipment industry is intense, and we believe that our competition may increase substantially with the deployment of broadband networks and regulatory changes. Many of our foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we have. Rapid technological developments within the communications industry have resulted in frequent changes among our group of competitors. Currently, our competitors primarily include:

  •
  For Broadband Connectivity products: Avaya, Corning, Filtronic, JDS Uniphase and Lucent Technologies.

  •
  For Broadband Access and Transport products: ADTRAN, Advanced Fibre Communications, Arris, Cisco Systems, Motorola, Scientific-Atlanta and Tellabs.

  •
  For Integrated Solutions products: Comverse Technology, Daleen Technologies, Fujitsu, Lucent Technologies, Portal Software and Ulticom.

    We believe that our success in competing with other communications product manufacturers depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; and our delivery and service capabilities. Although the market for our products historically has not been characterized by significant price competition, we may face increasing pricing pressures from current and future competitors in some or all of the markets for our products.

    We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, continuing regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time it is difficult to predict the full scope and nature of this evolution. We believe that the rapid technological changes that characterize the communications industry will continue to make the markets in which we compete attractive to new entrants. Increased competition could result in price reductions, reduced margins and the loss of market share. We cannot assure you that we will be able to compete successfully with existing or new competitors or that competitive pressures will not materially and adversely affect our business, operating results or financial condition.

Manufacturing and Suppliers

    We manufacture a wide variety of products that are fabricated, assembled and tested in our own facilities or in subcontracted facilities in the United States. In an effort to reduce costs, we also utilize production facilities outside the United States in addition to sourcing key components and raw materials from outside the United States. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our electromechanical products consists primarily of fabrication of jacks, plugs and other basic components from raw materials, assembly of components and testing. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. Optical components are produced through our vertically integrated processes, including semiconductor wafer fabrication, performance and environmental testing, packaging and automated production stations.

    We purchase raw materials and component parts from several suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities. These circumstances could change, however, and we cannot be sure that sufficient quantities or quality of raw materials and component parts will be as readily available in the future or, even if they are available, will be able to be obtained at favorable prices.

Proprietary Rights

    We own a number of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset. However, we believe that our business is not dependent upon any single patent or any particular group of related patents.

    We have registered the initials "ADC" alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

Employees

    As of October 31, 2000, we employed approximately 22,450 people. We consider relations with our employees to be good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    The foregoing discussion and the discussion contained in Exhibit 13-a to this Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications equipment industry and communications services on our business. We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, demand for our products or services, availability of materials to make products, changing market conditions within our industry or generally within the economy, new competition and technologies, increased costs associated with protecting intellectual property rights, fluctuations in our operating results, pressures on the pricing of the products and services we offer, and the factors set forth on Exhibit 99-a to this Form 10-K.

Item 2.  PROPERTIES

    Our corporate headquarters are currently located in Minnetonka, Minnesota. We intend to move our corporate headquarters to a new facility in Eden Prairie, Minnesota, in 2001. We have entered into an operating lease agreement for the new corporate headquarters facility that is presently under construction. The facility is planned in two phases. The total cost of both phases currently is estimated at approximately $136 million. Construction of the first phase of the Eden Prairie facility began late in 1999 and is expected to be completed in the summer of 2001. The initial phase of the facility will comprise approximately 530,000 square feet. The planned second phase would expand the facility to between 1.0 million and 1.2 million square feet.

    We own or lease manufacturing or distribution facilities in several countries around the world including the United States, Argentina, Australia, Austria, China, Finland, Israel, Mexico, Sweden and the United Kingdom. These various facilities comprise approximately 6.04 million square feet in the aggregate.

    We also own and lease a variety of other facilities for our manufacturing, development, distribution, warehousing, sales and other activities. These facilities, including sales offices, are located in various countries, including the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hungary, Ireland, Israel, Japan, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Russia, Singapore, Spain, Sweden, Thailand, the United Kingdom and Venezuela.

    We believe that the facilities used in our operations and currently under development are suitable for their respective uses and adequate to meet our current needs.

Item 3.  LEGAL PROCEEDINGS

    We currently are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or operating results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers are:

Name	Office	Officer Since	Age
William J. Cadogan	Chairman of the Board of Directors, President, Chief Executive Officer and President	1987	52
Lynn J. Davis	Senior Vice President, President, Broadband Connectivity Group	1984	53
Robert W. Switz	Senior Vice President, Chief Financial Officer, President, Broadband Access and Transport Group	1994	54
Larry J. Ford	Senior Vice President, President, Integrated Solutions Group	1999	59
Charles T. Roehrick	Vice President and Controller	1995	46
Jeffrey D. Pflaum	Vice President, General Counsel and Corporate Secretary	1999	41
Laura N. Owen	Vice President, Human Resources	1999	44
J. Wayne Stewart	Vice President, Operations	1999	50
Gokul V. Hemmady	Vice President and Treasurer	1997	40

    Messrs. Cadogan and Davis have served in various capacities with ADC for more than five years. Biographical information regarding the other named executive officers is set forth below:

    Mr. Switz joined ADC in January 1994. From 1988 to 1994 he was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

    Mr. Ford joined ADC in October 1999. From April 1995 to August 1999, Mr. Ford served as President and Chief Executive Officer of Information Advantage, an Eden Prairie, Minnesota-based software company focused on the data warehousing and business intelligence markets. From August 1991 to November 1994, Mr. Ford served as Chairman and Chief Executive Officer of Systems Software Associates (SSA), a Chicago-based application software company that provides enterprise business information solutions to the industrial sector market. Mr. Ford also served more than 25 years with IBM in various management capacities.

    Mr. Roehrick joined ADC in January 1995. Prior to such time, he was employed by Cray Research, Inc., a manufacturer of large-scale computers, most recently as Controller. From 1992 to 1993, he was Assistant Controller of Cray Research, and from 1989 to 1991, he was Director of Accounting for Cray Research.

    Mr. Pflaum joined ADC in April 1996 and became Vice President, General Counsel and Secretary of ADC in March 1999. Prior to joining ADC, he was an attorney with the Minneapolis-based law firm of Popham Haik Schnobrich & Kaufman.

    Ms. Owen joined ADC in December 1997. Prior to that time, she was employed by Texas Instruments and Raytheon, manufacturers of high-technology systems and components. From 1995 to 1997, she served as Vice President of Human Resources for the Defense Systems and Electronics Group of Texas Instruments, which was sold to Raytheon in 1997.

    Mr. Stewart joined ADC in November 1998. From 1994 to 1998, he served as Vice President and subsequently as Executive Vice President, Operations at FSI International, Inc., a manufacturer of semiconductor capital equipment. Between 1973 and 1994, Mr. Stewart worked in various operations and general management positions with Texas Instruments, Inc.

    Mr. Hemmady joined ADC in October 1997. Prior to joining ADC, he was employed by U.S. West International, most recently as Director of International Finance.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The section entitled "Quarterly Stock Prices" of the Annual Report is incorporated in this Form 10-K by reference. This section is also included on Exhibit 13-a to this Form 10-K, as filed with SEC.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The summary of certain information from our consolidated statement of income and balance sheet for the 11 years ended October 31, 2000 included in the Annual Report is incorporated in this Form 10-K by reference. This information is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC. This summary information should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 14 of this Form 10-K.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," "Results of Operations," "Segment Disclosures," "Liquidity and Capital Resources," "Euro Conversion" and "Dividends" in the Annual Report are incorporated in this Form 10-K by reference. This section is also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in the Annual Report is incorporated in this Form 10-K by reference. This section is also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes thereto included in the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2001 Annual Meeting of Shareowners to be filed with the SEC on or before January 31, 2000 (the "Proxy Statement") are incorporated in this Form 10-K by reference. The section entitled "Executive Officers of the Registrant" following Item 4 of this Form 10-K is incorporated herein by reference.

    John W. Sidgmore resigned as a director of ADC on August 1, 2000.

Item 11.  EXECUTIVE COMPENSATION

    The section of the Proxy Statement entitled "Executive Compensation" is incorporated in this Form 10-K by reference (except for the information set forth under the subcaption "Compensation and Organization Committee Report on Executive Compensation," which is not incorporated in this Form 10-K).

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference into this Form 10-K.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2000, we made payments of approximately $400,000 for personnel assessment and development services to MDA Consulting Group, Inc., a company in which the spouse of Lynn Davis, one of our executive officers, is a majority owner. We believe that the amount of payments made in relation to the services provided were consistent with market rates.

    During 2000, we entered into a software licensing agreement and related maintenance agreement for an OSS software product with Allegiance Telecom, Inc. Charles D. Yost, one of our directors, is the Chief Operating Officer and a director of Allegiance Telecom, Inc. The amount to be paid by Allegiance Telecom, Inc. to us for this license and related maintenance is approximately $4.8 million. We believe that the terms of this transaction are consistent with market conditions.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.  Financial Statements

    The following consolidated financial statements of ADC, which can be found on the pages of the Annual Report indicated below, are incorporated in this Form 10-K by reference. These financial statements are included on Exhibit 13-a to this Form 10-K, as filed with the SEC.

Page Reference in the Annual Report to Shareowners
Management's Responsibility for Financial Reporting	30
Report of Independent Public Accountants	30
Consolidated Statements of Operations for the years ended October 31, 2000, 1999 and 1998	31
Consolidated Balance Sheets as of October 31, 2000 and 1999	32
Consolidated Statements of Shareowners' Investment for the years ended October 31, 2000, 1999 and 1998	33
Consolidated Statements of Cash Flows for the years ended October 31, 2000, 1999 and 1998	34
Notes to Consolidated Financial Statements	35
Eleven-Year Financial Summary for the years ended October 31, 1990 through October 31, 2000 (Unaudited)	54
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
3-c
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
3-d
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
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
4-c
Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-a*
ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended and restated through February 22, 2000. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.)
10-b*	Business Unit Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-c*	Corporate Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-n to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-d*
ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-e*	ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2001.
10-f*	Executive Incentive Exchange Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report Form 10-K for the fiscal year ended October 31, 1998.)

10-g*	Executive Incentive Exchange Plan Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-h*	Executive Incentive Exchange Plan Fiscal Year 2001.
10-i*
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
10-k*
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
10-m*
First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-n*
ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended and restated through February 22, 2000. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2000.)
10-o*
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
10-q*
ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-r*
Second Amendment of ADC Telecommunications, Inc. Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-s*
ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-t*
Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10-u
Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc. (Incorporated by reference to Exhibit 10-ff to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-v
Ground Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc. (Incorporated by reference to Exhibit 10-gg to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-w
Construction Agreement, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Kraus-Anderson Construction Company. (Incorporated by reference to Exhibit 10-hh to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-x
Construction Agency Agreement, dated as of October 22, 1999, between Lease Plan North America, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-ii to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-y
Participation Agreement, dated as of October 22, 1999, among ADC Telecommunications, Inc., Lease Plan North America, Inc., the Participants named therein and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10-jj to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-z
Conduit Facility, Transfer and Revolving Credit Agreement, dated as of November 24, 1998, by and among ADC Telecommunications, Inc., Windmill Funding Corporation, Amsterdam Funding Corporation, ABN AMRO Bank N.V., and certain other financial institutions. (Incorporated by reference to Exhibit 10-kk to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
13-a	Portions of the 2000 Annual Report to Shareowners.
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Arthur Andersen LLP.
24-a	Power of Attorney.
99-a	Cautionary Statement Regarding Forward-Looking Statements.
99-b	Report of Arthur Andersen LLP and Schedule II.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.

(b)
The following Reports on Form 8-K were filed during the last quarter of the period covered by this report:

•
Report on Form 8-K dated September 20, 2000, filed in connection with the acquisition of Broadband Access Systems, Inc.;

•
Report on Form 8-K dated September 29, 2000, filed in connection with the completion of the acquisition of Broadband Access Systems, Inc.; and

  •
  Report on Form 8-K dated October 6, 2000, filed in connection with the acquisitions of Altitun AB and PairGain Technologies, Inc. The report included our consolidated statements of income, consolidated balance sheets, consolidated statements of shareowners' investment, and consolidated statements of cash and related notes and management's discussion and analysis of financial condition and results of operations for each of the three years in the period ended October 31, 1999. This consolidated financial information reflects our financial position and results of operations as if Altitun and PairGain were wholly owned subsidiaries of ADC since inception.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
Dated: January 4, 2001	By:	/s/ WILLIAM J. CADOGAN William J. Cadogan Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. CADOGAN William J. Cadogan	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Dated: January 4, 2001
/s/ ROBERT E. SWITZ Robert E. Switz	Senior Vice President, Chief Financial Officer (principal financial officer)	Dated: January 4, 2001
/s/ CHARLES T. ROEHRICK Charles T. Roehrick	Vice President, Controller (principal accounting officer)	Dated: January 4, 2001
John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
B. Kristine Johnson*	Director
Jean-Pierre Rosso*	Director
John D. Wunsch*	Director
Charles D. Yost*	Director
*By:	/s/ JEFFREY D. PFLAUM Jeffrey D. Pflaum Attorney-in-fact	Dated: January 4, 2001

ADC Telecommunications, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended October 31, 2000

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
3-c
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
3-d
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
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
4-c
Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-a*
ADC Telecommunications, Inc. 1991 Stock Incentive Plan, as amended and restated through February 22, 2000. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2000.)
10-b*	Business Unit Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-c*	Corporate Management Incentive Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-n to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
10-d*
ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)

10-e*	ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2001.
10-f*	Executive Incentive Exchange Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report Form 10-K for the fiscal year ended October 31, 1998.)
10-g*	Executive Incentive Exchange Plan Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-h*	Executive Incentive Exchange Plan Fiscal Year 2001.
10-i*
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
10-k*
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
10-m*
First Amendment of the Compensation Plan for Directors of ADC Telecommunications, Inc. restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-n*
ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended and restated through February 22, 2000. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2000.)
10-o*
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
10-q*
ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-r*
Second Amendment of ADC Telecommunications, Inc. Pension Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10-s*
ADC Telecommunications, Inc. 401(k) Excess Plan, dated as of September 1, 1990, as amended. (Incorporated by reference to Exhibit 10-cc to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-t*
Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan, dated effective March 12, 1996 and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-u
Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc. (Incorporated by reference to Exhibit 10-ff to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-v
Ground Lease, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Lease Plan North America, Inc. (Incorporated by reference to Exhibit 10-gg to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-w
Construction Agreement, dated as of October 22, 1999, between ADC Telecommunications, Inc. and Kraus-Anderson Construction Company. (Incorporated by reference to Exhibit 10-hh to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-x
Construction Agency Agreement, dated as of October 22, 1999, between Lease Plan North America, Inc. and ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 10-ii to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-y
Participation Agreement, dated as of October 22, 1999, among ADC Telecommunications, Inc., Lease Plan North America, Inc., the Participants named therein and ABN AMRO Bank N.V. (Incorporated by reference to Exhibit 10-jj to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-z
Conduit Facility, Transfer and Revolving Credit Agreement, dated as of November 24, 1998, by and among ADC Telecommunications, Inc., Windmill Funding Corporation, Amsterdam Funding Corporation, ABN AMRO Bank N.V., and certain other financial institutions. (Incorporated by reference to Exhibit 10-kk to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.)
13-a	Portions of the 2000 Annual Report to Shareowners.
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Arthur Andersen LLP.
24-a	Power of Attorney.
99-a	Cautionary Statement Regarding Forward-Looking Statements.
99-b	Report of Arthur Andersen LLP and Schedule II.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX