Form 10-Q
period 2001-01-31
ADC TELECOMMUNICATIONS INC
filed 2001-03-15
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

FORM 10–Q

(Mark One)

x           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

OR

            TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0–1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41–0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12501 Whitewater Drive, Minnetonka, MN  55343
(Address of principal executive offices) (Zip code)

(952) 938–8080
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

YES ___X__	NO _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.20 par value: 781,598,363 shares as of March 9, 2001.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – UNAUDITED

(In millions)

ASSETS

	January 31,	October 31,
	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$153.9	$217.3
Available for sale securities	557.8	1,136.9
Accounts receivable	622.9	702.7
Inventories	536.9	486.1
Prepaid income taxes and other assets	406.9	107.9
Total current assets	2,278.4	2,650.9

PROPERTY AND EQUIPMENT, net	682.6	608.6

OTHER ASSETS, principally goodwill	761.0	711.0

	$3,722.0	$3,970.5

LIABILITIES AND SHAREOWNERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$232.1	$211.3
Accrued liabilities	357.9	435.7
Accrued income taxes	353.7	365.8
Notes payable and current maturities of long–term debt	186.5	28.5
Total current liabilities	1,130.2	1,041.3

LONG–TERM DEBT, less current maturities	15.0	16.5
Total liabilities	1,145.2	1,057.8

SHAREOWNERS' INVESTMENT
(780.8 and 770.3 shares outstanding, respectively)	2,576.8	2,912.7

	$3,722.0	$3,970.5

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

(In millions, except earnings per share)

	Three Months Ended January 31,

	2001	2000

NET SALES	$804.8	$593.9

COST OF PRODUCT SOLD	496.1	315.3

GROSS PROFIT	308.7	278.6

EXPENSES:
Research and development	76.5	75.2
Selling and administration	174.8	129.8
Goodwill amortization	17.6	5.6
Non–recurring charges	33.3	--
Non-cash stock compensation	4.9	0.6

Total expenses	307.1	211.2

OPERATING INCOME	1.6	67.4

OTHER INCOME (EXPENSE), NET:
Interest	0.9	4.5
Other	1.8	(3.5)

INCOME BEFORE INCOME TAXES	4.3	68.4

PROVISION FOR INCOME TAXES	2.1	15.3

NET INCOME	$2.2	$53.1
AVERAGE COMMON SHARES OUTSTANDING (BASIC)	772.7	699.7

EARNINGS PER SHARE (BASIC)	$0.00	$0.08

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	803.2	730.1

EARNINGS PER SHARE (DILUTED)	$0.00	$0.07

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED
(In millions)

	Three Months Ended January 31,

	2001	2000
OPERATING ACTIVITIES:
Net income	$2.2	$53.1
Adjustments to reconcile net income to net cash from
operating activities -
Inventory and fixed asset write-offs	39.6	--
Depreciation and amortization	47.6	29.6
Non-cash stock compensation	4.9	0.6
Increase in deferred income taxes	1.2	--
Gain on ownership of investments	(3.7)	--
Other	(7.2)	0.6
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	89.3	19.1
Inventories	(51.1)	(36.2)
Prepaid income taxes and other assets	(71.7)	(14.8)
Accounts payable	4.2	(20.5)
Accrued liabilities	(142.6)	2.1
Total cash (used for) from operating activities	(87.3)	33.6

INVESTMENT ACTIVITIES:
Acquisitions	(48.7)	(18.0)
Property and equipment additions	(93.3)	(49.0)
Marketable securities and short–term investments	--	23.2
Long–term investments	(7.8)	5.4
Total cash used for investment activities	(149.8)	(38.4)

FINANCING ACTIVITIES:
Borrowings/(Repayments) of debt	154.4	(26.3)
Common stock issued	19.0	50.7
Total cash from financing activities	173.4	24.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.3	(0.6)

DECREASE IN CASH AND CASH EQUIVALENTS	(63.4)	19.0

CASH AND CASH EQUIVALENTS, beginning of period	217.3	279.0

CASH AND CASH EQUIVALENTS, end of period	$153.9	$298.0

See accompanying notes to consolidated financial statements

.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION – UNAUDITED
(In millions, except earnings per share)

	1st Quarter 2001	4th Quarter 2000	3rd Quarter 2000	2nd Quarter 2000

NET SALES	$804.8	$1,032.0	$891.4	$770.6

COST OF PRODUCT SOLD	496.1	513.5	442.9	407.3

GROSS PROFIT	308.7	518.5	448.5	363.3

EXPENSES:
Research and development	76.5	96.0	84.1	82.8
Selling and administration	174.8	202.4	177.3	156.0
Goodwill amortization	17.6	14.4	7.8	6.4
Non–recurring charges	33.3	34.2	115.0	8.8
Non-cash stock compensation	4.9	42.8	2.5	1.2
Total expenses	307.1	389.8	386.7	255.2

OPERATING INCOME	1.6	128.7	61.8	108.1

OTHER INCOME (EXPENSE), NET:
Interest	0.9	5.1	4.2	5.6
Gain on conversion of investment	--	--	--	722.6
Gain on sale of a business	--	--	--	328.6
Other	1.8	30.0	(0.9)	(1.8)

INCOME BEFORE INCOME TAXES	4.3	163.8	65.1	1,163.1

PROVISION FOR INCOME TAXES	2.1	76.7	55.5	444.9

NET INCOME	$2.2	$87.1	$9.6	$718.2

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	772.7	733.9	715.1	708.0

EARNINGS PER SHARE (BASIC)	$0.00	$0.12	$0.01	$1.01

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)	803.2	781.6	758.8	746.1

EARNINGS PER SHARE (DILUTED)	$0.00	$0.11	$0.01	$0.96

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note 1	Basis of Presentation: All historical financial information has been restated to reflect the acquisitions of PairGain Technologies, Inc. (“PairGain”) and Broadband Access Systems, Inc. (“BAS”) which were completed in the third quarter and fourth quarter of fiscal year 2000, respectively and were accounted for as poolings of interests.
The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the quarter ended January 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10–K.

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101, as amended, summarizes some of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. At this time, we do not expect the adoption of SAB 101 to have a material effect on our operations or financial position. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

Note 2	Inventories: Inventories include material, labor and overhead and are stated at the lower of first–in, first–out cost or market. Inventories consisted of (in millions):

	January 31, 2001	October 31, 2000
Purchased materials and manufactured products	$ 507.2	$ 452.4
Work–in–process	29.7	33.7
	$ 536.9	$ 486.1

Note 3	Acquisitions:
On November 20, 2000, we acquired France Electronique S.A.’s telecom systems integration business (“France Electronique”) based near Paris, France. France Electronique’s systems integration services enable communications service providers to offer applications that integrate Internet, e-mail, voicemail, fax and voice services for delivery to wireless and wireline communication devices. We paid $44 million in cash to complete the transaction, which was accounted for using the purchase method. The entire value of the transaction is primarily goodwill and is being amortized over 7 years using a straight-line method.
On February 26, 2001, we acquired all of the outstanding equity interests in CommTech Corporation, a Cranbury, New Jersey-based company (“CommTech”). CommTech is a provider of end-to-end service order management, provisioning and activation software for communications service providers. In the transaction, we issued approximately 11.65 million shares of our common stock to CommTech’s shareholders. We also converted all outstanding CommTech stock options into options to acquire approximately 1.6 million shares of our common stock. The transaction was accounted for as a pooling of interests. Since the historical operations of CommTech were not material to our consolidated operations or financial position, prior period financial statements will not be restated for this acquisition.
Note 4	Comprehensive (Loss) Income: The following table presents the calculation of comprehensive income as required by SFAS No. 130. Comprehensive income has no impact on our net income, balance sheet or shareowners’ equity. The components of comprehensive income are as follows (in millions):

	Three Months Ended January 31,
	2001	2000
Net income	$2.2	$53.1
Changes in cumulative translation
adjustments	3.8	(0.3)
Changes in market value of derivative
financial instruments classified as
cash flow hedges	1.8	--
Unrealized (loss) gain from securities classified as available for sale, net of taxes	(366.0)	45.8

Comprehensive (loss) income	$(358.2)	$98.6

We own a minority interest in the following publicly held companies.  These investments are stated at market value with the valuation adjustments classified in shareowners’ investment.  As of January 31, 2001, the market value of these investments was as follows (in millions):
ONI Systems Corp.	$213.3
Redback Networks, Inc.	178.3
GlobeSpan, Inc.	80.5
Vyyo, Inc.	26.3
Efficient Networks, Inc.	21.6
InfoInterActive, Inc.	3.4
interWAVE Communications International Ltd.	0.9
Total	$524.3

In addition, we own an approximate 22% interest in MIND C.T.I. Ltd. (“MIND”).  As of January 31, 2001, our investment in MIND had a market value of approximately $35.2 million.  This investment is accounted for using the equity method.  Under the equity method, a pro rata portion of MIND’s profits or losses is reflected in our consolidated income statement.

On February 22, 2001, Siemens and Efficient Networks, Inc. announced that they have entered into a definitive merger agreement.  Pursuant to the merger agreement, Siemens will purchase all of the outstanding shares of Efficient Networks for $23.50 in cash per share.  The merger transaction is expected to close in April 2001.  As of January 31, 2001, we held approximately 1.8 million shares of Efficient Networks at a cost basis of $4.3 million.
Note 5	Earnings Per Share: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended January 31, 2001 and 2000 (in millions, except earnings per share):

	Three Months Ended January 31,
	2001	2000
Net income	$ 2.2	$ 53.1
Earnings per common share (basic)	$ 0.00	$ 0.08
Earnings per common share (diluted)	$ 0.00	$ 0.07
Weighted average common shares
outstanding (basic)	772.7	699.7
Effect of dilutive securities - stock
Options	30.5	30.4
Weighted average common shares
outstanding (diluted)	803.2	730.1

Note 6	Segment Reporting: The “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose selected financial data by operating segment. This approach is based upon the way management organizes segments within an enterprise for making operating decisions and assessing performance. We have identified three reportable segments based on our internal organization structure, management of operations and performance evaluation. These segments are: Broadband Connectivity, Broadband Access and Transport, and Integrated Solutions. Segment detail is summarized as follows:

Segment Information (In millions)
	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated

Three months ended
January 31, 2001:
External Sales	$ 420.0	$ 229.7	$ 155.1	$ --	$804.8
Operating Income (Loss)	150.0	(37.1)	(18.1)	(93.2)	1.6

Three months ended
January 31, 2000:
External Sales	$ 267.0	$ 218.7	$ 107.8	$ 0.4	$593.9
Operating Income (Loss)	101.5	(32.9)	8.5	(9.7)	67.4

1 Excluding goodwill amortization and certain other income/(expense) items, includes non-cash stock compensation charges of $4.9 million and non-recurring and other restructuring related charges of $76.4 million.  (See Note 7).

Note 7	Non-Recurring and Other Restructuring Related Charges: During the first quarter of 2001, we launched an initiative to discontinue product lines that no longer fit our current focus and growth strategy and to consolidate unproductive and duplicative facilities. The non–recurring charges and restructuring related charges associated with this program totaled $70.9 million ($46.4 million net of tax) for the quarter ended January 31, 2001. The restructuring plans are to be completed by the end of the first quarter of fiscal year 2002. An additional $5.5 million ($3.5 million net of tax) related to prior year acquisition integration and restructuring initiatives was also incurred in the first quarter of 2001. As of January 31, 2001, a total of $19.1 million of these charges and initatives had been expended and $57.3 million was accrued as a future liability. Non-recurring and restructuring related charges by category of expenditures are as follows for the quarter ended January 31, 2001 (in millions):

	Cost of Sales Charges	Non– recurring Charges	Selling and Administration Charges	Total

Inventory and committed sales contracts	$36.3	$ --	$ --	$ 36.3
Employee severance costs	--	18.0	---	18.0
Fixed asset write-downs	--	9.4	--	9.4
Contract termination costs	--	--	5.4	5.4
Other	--	5.9	1.4	7.3
Total	$36.3	$ 3.3	$ 6.8	$ 76.4

Inventory and committed sales contract related charges represent losses incurred to write down the carrying value of inventory and costs of exiting and maintaining certain committed sales contracts for product lines that have been discontinued.  Revenues and gross margins from these product lines were not material to our consolidated operations.

Employee severance costs relate to the closure of facilities, elimination of product lines and general terminations resulting from reduced sales forecasts.  We reduced our workforce by approximately 2,100 employees during the first quarter of 2001.  These terminations occurred across all business segments.  As of January 31, 2001, substantially all of the affected employees had been terminated.

The write-down of fixed assets primarily relates to fixtures and equipment that will no longer be used as a result of the discontinuation of certain product lines as well as to facility closures.  These fixtures and equipment were written down to their realizable value.  By centralizing certain key functional areas and exiting certain unprofitable product lines, we intend to increase operating efficiencies and, ultimately, profit growth in the long term.

Contract termination costs represent the administrative expenses needed to complete certain committed sales contacts.  These costs are primarily due to our decision to exit certain product lines.

Other expenses primarily represent lease termination costs and other costs associated with facility closures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          We are a leading global supplier of optical- and copper-connectivity systems, broadband access and network equipment, software and integration services designed to improve the speed and performance of broadband, multiservice communications networks.  Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building and upgrading the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services to consumers and businesses. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of communications networks ’ that is, the network equipment that connects the service providers’ offices to businesses and end users’ homes, as well as wireless communications devices.

          Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators, communications equipment manufacturers and distributors.  We offer optical and copper connectivity systems/components, broadband access and network equipment, software and integration services to our customers through the following three business groups:

•	Broadband Connectivity;

•	Broadband Access and Transport; and

•	Integrated Solutions.

          BROADBAND CONNECTIVITY products provide the physical contact points needed to connect different communications network elements and gain access to communications system circuits for the purposes of installing, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such circuits within service providers’ serving offices and the last mile/kilometer portion of communications networks.  These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks.  The group also produces passive and active optical components, as well as wireless components.  These products are used throughout the world in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks.

          BROADBAND ACCESS AND TRANSPORT products enable broadband, multiservice delivery capabilities within service provider networks, while also introducing new service delivery functionality and cost effectiveness into these networks.  The group’s products include access and transport systems that deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable, optical and wireless networks. These products are used throughout the world to deliver Internet, data, video and voice services to businesses and consumers.

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

          We believe that broadband, multiservice communications networks represent a key enabling capability for meeting the information needs of businesses and consumers around the world.  The rapid growth of the Internet has driven the need for broadband network infrastructure.  We believe consumers increasingly find dial-up modem speeds unacceptable for current Internet and Web-based applications.  Further, we believe that new or future applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high–speed imaging will drive even more people to use broadband communication services.  We believe that the global deregulation of communications markets is transforming traditional communications service providers into integrated communications providers.  Traditional communications service providers offer only a limited selection of Internet, data, video or voice services, each on a separate network connection and a separate customer bill.  Integrated communications providers operate broadband, multiservice networks that offer faster, cost-effective and integrated Internet, data, video and voice services over a single high-speed network connection while sending only one bill for all of the services the customer uses.  Due to deregulation, service providers now compete for customers by offering bundles of different communications services over cost-effective networks.  As a result of competition among communications service providers to win and retain customers with bundled services, we believe there is a large potential global market for fiber optics, broadband access and network equipment, software and integration services to build and upgrade broadband, multiservice networks.

          We, like many of our peers in the communications equipment industry, believe that it is appropriate to remain cautious regarding our growth assumptions for both fiscal years 2001 and 2002, until economic and market conditions improve.  Due to the general weakness presently expected in the economy, and the telecom sector in particular, for such periods, year-over-year revenue growth is expected to weaken compared to prior years, putting downward pressure on margins and profits.  We are reviewing product lines and expenses and expect to take further actions to reduce costs.  Based on our intent to implement additional actions to reduce costs in 2001, we expect to record non-recurring/restructuring charges in the second quarter in amounts that have not yet been determined.

          Our growth is dependent on our ability to successfully develop and commercially introduce new products in each of our product groups and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive and, accordingly, there can be no assurance that our new or enhanced products and services will meet with market acceptance or be profitable. The growth in the market for broadband communications products and services is dependent on a number of factors, including the amount of capital expenditures by communications service providers, regulatory and legal developments, changes in capital expenditures by communications service providers (which could result from the ongoing consolidation of customers in the market as well as the addition of new customer entrants to the market) and end–user demands for integrated Internet, data, video, voice and other communications services.

          Our operating results may fluctuate significantly from quarter to quarter due to several factors. We are growing through acquisition and expansion, and results of operations described in this report may not be indicative of results to be achieved in future periods. Our expense levels are based in part on our management’s expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely. In addition, our results of operations are subject to seasonal factors. We historically have experienced a stronger demand for our products in the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year–end incentives, and have experienced a weaker demand for our products in the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period.  There can be no assurance that these historical seasonal trends will continue in the future.  A more detailed description of these risk factors, as well as other risk factors associated with our business can be found in Exhibit 99–a to our Form 10–K for the fiscal year ended October 31, 2000.

RESULTS OF OPERATIONS

          The following table contains information regarding the percentage to net sales of certain income and expense items for the quarters ended January 31, 2001 and 2000 and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales for the Three Months Ended January 31		Percentage Increase (Decrease) Between Periods
	2001	2000

Net Sales	100.0%	100.0%	35.5%
Cost of Product Sold	(61.6)	(53.1)	57.3
Gross Profit	38.4	46.9	10.8
Expenses:
Research and development	(9.5)	(12.7)	1.7
Selling and administration	(21.7)	(21.9)	34.7
Goodwill amortization	(2.2)	(0.9)	214.3
Non-recurring charges	(4.2)	--	--
Non-cash stock compensation	(0.6)	(0.1)	716.7
Operating Income	0.2	11.3	(97.6)
Other Income (Expense), Net:
Interest	0.1	0.8	(80.0)
Other	0.2	(0.6)	--
Income Before Income Taxes	0.5	11.5	(93.7)
Provision for Income Taxes	(0.2)	(2.6)	(86.3)
Net Income	0.3%	8.9%	(95.9)%

Net Sales: The following table sets forth our net sales for the quarters ended January 31, 2001 and 2000 for each of our functional product groups described above:

	Three Months Ended January 31 ($ in millions)
	2001		2000
Product Group	Net Sales	%	Net Sales	%

Broadband Connectivity	$420.0	52.2%	$267.0	45.0%
Broadband Access and Transport	229.7	28.5	218.7	36.8
Integrated Solutions	155.1	19.3	107.8	18.2
Other	--	--	0.4	--
Total	$804.8	100.0%	$593.9	100.0%

          Net sales for the three-month period ended January 31, 2001 were $804.8 million, reflecting a 35.5% increase over the comparable 2000 time period.  This increase reflected growth in all product groups.  International revenues comprised approximately 27.3% of our sales for the three-month period ended January 31, 2001 and 21.9% for the comparable 2000 time period.

          During the three–month period ended January 31, 2001, net sales of Broadband Connectivity products rose by 57.3% over the comparable 2000 time period.  This growth reflects continued strong global demand for our fiber– and copper–connectivity systems and optical components during the quarter.  Sales were made to a broad range of Internet/data, video and voice service providers – incumbents and new entrants – around the globe.  Strong worldwide growth in Broadband Connectivity systems during the quarter resulted from growth in Internet/data traffic and digital services, which is creating demand for broader bandwidth connections, as well as  competition among new service providers, which is creating demand for connectivity to new and existing communications networks. Broadband Connectivity’s sales have grown to represent approximately 52.2% of our net sales.  We expect that future sales of Broadband Connectivity products will continue to account for a substantial portion of our combined net sales.

          During the three months ended January 31, 2001, net sales of Broadband Access and Transport products rose by 5.0% over the comparable 2000 time period.  This growth is primarily the result of sales increases in the major product systems – wireline systems, cable television systems, and broadband wireless systems offset – but is partially by lower sales of enterprise-located access systems.

          During the three months ended January 31, 2001, Integrated Solutions net sales increased by 43.9% over the comparable 2000 time period.  Both systems integration services and software systems contributed to sales growth.  Systems integration sales grew as we helped communications service providers build or upgrade networks that offer integrated Internet/data, video and voice services.  Software sales grew primarily as a result of revenues added by our acquisition of Centigram Communications, which was completed in July 2000 and accounted for as a purchase transaction.

          Gross Profit:  During the three-month periods ended January 31, 2001 and 2000, gross profit percentages were 38.4% and 46.9%, respectively.  This decrease was the result of a less favorable product mix across all product groups and approximately $36.3 million of inventory write-offs and costs to exit certain sales contracts which were included in Cost of Product Sold as a result of the restructuring plans announced in the first quarter of 2001 (see Note 7 to the unaudited consolidated financial statements).  We anticipate that our future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

          Operating Expenses:  Total operating expenses for the three months ended January 31, 2001 and 2000 were $307.1 million and $211.2 million, representing 38.2% and 35.6% of net sales, respectively.  These operating expenses included non–recurring charges, restructuring related charges and non-cash compensation charges and non–cash compensation charges of $45.0 million and $0.6 million for the three months ended January 31, 2001 and 2000, respectively.  The 2001 non–recurring charges represent costs associated with initiatives to discontinue product lines that no longer fit our current focus and growth strategy as well as consolidating unproductive and duplicative facilities.  Also included are non-cash stock compensation charges associated with the acquisitions of Broadband Access Systems and Centigram.  The 2000 non-cash stock compensation charges are associated with the acquisitions of Broadband Access Systems and Centigram.  Operating expenses, before non–recurring charges, restructuring related charges and non–cash compensation charges, for the three months ended January 31, 2001 and 2000 were $262.1 million and $210.6 million, representing 32.6% and 35.5% of net sales, respectively.  The increase in absolute dollars of operating expenses, before non–recurring charges, restructuring related charges and non–cash compensation charges, was due primarily to costs associated with expanded operations necessary to support higher revenue levels.  The decrease in operating expenses as a percentage of net sales was due to tighter controls on spending and our restructuring efforts.

          Research and development expenses were $76.5 million for the three months ended January 31, 2001, representing an increase of 1.7% over $75.2 million for the three months ended January 31, 2000.  This slight increase reflects our efforts to control expenses and carefully manage the rate of increase of expenses.  However, we believe that given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources to product development for each of our product groups.

          Selling and administration expenses were $174.8 million for the three months ended January 31, 2001, representing an increase of 34.7% over $129.8 million for the three months ended January 31, 2000.  This increase primarily reflects the activities of additional personnel costs related to expanded operations compared to such costs in the three months ended January 31, 2000, as well as approximately $6.8 million in selling and administration expenses incurred to complete certain non-cancelable sales contracts as a result of our decision to exit certain product lines.

          Several of our acquisitions have been accounted for as purchase transactions in which the initial purchase price exceeded the fair value of the acquired assets. As a result of our acquisition activity, goodwill amortization increased to $17.6 million in the three months ended January 31, 2001, compared to $5.6 million in the three months ended January 31, 2000.

          Other Income (Expense), Net: For the three months ended January 31, 2001 and 2000, the net interest income (expense) category represented net interest income on cash and cash equivalents.  See "Liquidity and Capital Resources" below for a discussion of cash levels.

          Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and our share of the net operating results of our investments in other companies accounted for under the equity method.

          Income Taxes: The effective income tax rate for the three months ended January 31, 2001 and 2000 was affected significantly by higher marginal tax rates applied to restructuring expenses.  Excluding the impact of the higher rates used for the restructuring charges, the effective income tax rate was 34% for the three-month periods ended on January 31, 2001 and 2000.

          Net Income:  Net income was $2.2 million (or $0.00 per diluted share) for the three months ended January 31, 2001, a 95.9% decrease over $53.1 million (or $0.07 per diluted share) for the three months ended January 31, 2000. Excluding the non–recurring charges, restructuring related charges and non–cash compensation charges of $54.3 million and $0.6 million, net of tax, net income for the three months ended January 31, 2001 and 2000 was $56.5 million (or $0.07 per diluted share) and $53.7 million (or $0.07 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents, primarily short–term investments in commercial paper with maturities of less than 90 days and other short–term investments, decreased $63.4 million and increased $19.0 million during the three months ended January 31, 2001 and 2000, respectively. The major elements of the 2001 change included $87.3 million used for operations, $48.7 million used for acquisitions and $93.3 million in property and equipment additions.  This was partially offset by a $154.4 million increase in debt compared to the amount outstanding at October 31, 2000.  The major elements of the 2000 change included $33.6 million provided by operations as well as $50.7 million from issuance of common stock to employees pursuant to our stock option and employee stock purchase plans.  This was partially offset by $18.0 million used for acquisitions and $49.0 million used for property and equipment additions during the period.

          We believe that current cash on hand, cash generated from operating activities, cash from investments, and available credit facilities will be adequate to fund our working capital requirements and planned capital expenditures for the duration of the 2001 fiscal year. However, we may still find it necessary to seek additional sources of financing to support our capital needs, for additional working capital, potential investments or acquisitions or otherwise.

          At January 31, 2001, we had approximately $201.5 million of debt outstanding. We have a $340 million, five–year credit facility at an interest rate equal to the commercial paper interest rate plus 25 basis points that is available for general corporate purposes, of which $185.0 million was outstanding as of January 31, 2001.

          We own common stock in several publicly held companies.  We record our investment in these companies at their market value.  As of January 31, 2001, exclusive of our interest in Efficient Networks which has entered into a definitive merger agreement pursuant to which it would be acquired by Siemens, the market value of our marketable securities available for sale was approximately $502.7 million.

          During the three months ended January 31, 2001, we invested $6.5 million from our previously announced $100 million venture capital fund.  Our venture capital fund is focused on investing in emerging and start–up companies throughout the world that are engaged in developing high–performance broadband communication technologies.  As of January 31, 2001, approximately $44.7 million had been invested through this fund.

          We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of January 31, 2001, we had commitments to extend credit of $229.0 million for such arrangements.  The total amount drawn and outstanding as of January 31, 2001 was $71.4 million.  We intend to sell all or a portion of these commitments and outstanding receivables to third parties, but have not yet made any such sales.  These commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes.  These commitments may exist and expire without being drawn.  Therefore, the amounts committed but not drawn will not necessarily impact future cash flows.  We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses.  At January 31, 2001, there was no risk of a significant loss in the event of non-performance related to these financing arrangements.

Euro Conversion

          On January 1, 1999, several member countries of the European Union established fixed conversion rates and adopted the Euro as their new common legal currency.  Beginning on this date, the Euro began trading on currency exchanges while the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.  During this transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency.  Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro hard currency and withdraw all legacy currencies.

          The Euro conversion may affect cross-border competition by creating cross-border price transparency. We are assessing our pricing and marketing strategy in order to ensure that we remain competitive in a broader European market. We also are modifying our information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. In addition, we are reviewing whether certain existing contracts will need to be modified. Our currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro.  We will continue to evaluate issues involving the introduction of the Euro.  Based on current information and assessments, we do not expect that the Euro conversion will have a material adverse effect on our business, results of operations or financial condition.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the economy in general or the future of the communications equipment industry and communications services on our business.   We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These include, without limitation, demand for our products or services, availability of materials to make products, changing market conditions and growth rates either within our industry or generally within the economy, volatility in the stock market, new competition and technologies, increased costs associated with protecting intellectual property rights, the impact of customer financing activities, our ability to successfully integrate the operations of acquired companies with our historic operations, retention of key employees, fluctuations in our operating results, pressures on the pricing of the products and services we offer, and the factors set forth on Exhibit 99-a to our Form 10-K for the fiscal year ended October 31, 2000.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk from changes in foreign exchange rates.  To mitigate the risk from these exposures, we have instituted a balance sheet hedging program.  The objective of this program is to protect our net monetary assets and liabilities from fluctuations due to movements in foreign exchange rates.  This program operates in markets where hedging costs are beneficial.  We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net asset positions.  The majority of hedging instruments utilized are forward contracts with maturities of less than one year.  Foreign exchange contracts reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure.  Our policy prohibits the use of derivative financial instruments for trading and other speculative purposes.

          As documented in the Liquidity and Capital Resources section as well as Note 4 to the Unaudited Consolidated Financial Statements, we own common stock in several publicly held companies.  Due to material changes in the fair value of such common stock, we have recorded a $400.3 million unrealized loss, $252.2 million net of income tax effects, in shareowners’ investment as of January 31, 2001.  Assuming an immediate decrease of 20% in the portfolio stock price from the closing price on January 31, 2001, the hypothetical reduction in shareowners’ investment related to these holdings is estimated to be $66.1 million (net of income tax effects), or 2.6% of total shareowners’ investment at January 31, 2001.

ITEM 1.      LEGAL PROCEEDINGS

          We currently are not subject to any pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.      CHANGES IN SECURITIES

          On February 26, 2001, we completed our acquisition of CommTech in a stock-for-stock transaction.  We issued approximately 11.65 million shares of our common stock in exchange for the outstanding shares of CommTech.  We also converted all outstanding CommTech stock options into options to acquire approximately 1.6 million shares of our common stock.  Because the transaction did not involve a public offering, the shares of our common stock were deemed to be issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)        An annual meeting of our shareowners (the “Annual Meeting”) was held on February 27, 2001.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934.  There was no solicitation in opposition to the management’s nominees for director as listed in the proxy statement, and all such nominees were elected.

(b)        At the Annual Meeting, John J. Boyle III and Charles D. Yost were elected as directors for terms expiring at the annual meeting of our shareowners in 2004.  The following table shows the vote totals with respect to the election of two directors:

Name	Votes For	Authority Withheld
John J. Boyle III	584,549,634	36,411,513
Charles D. Yost	557,865,837	63,095,311

John A. Blanchard III, B. Kristine Johnson and Jean-Pierre Rosso continued as directors for terms expiring at the annual meeting of our shareowners in 2003, and James C. Castle, Ph.D. and John D. Wunsch continued as directors for terms expiring at the annual meeting of our shareowners in 2002.  Immediately following the Annual Meeting, William J. Cadogan resigned as Chairman of the Board, and Richard R. Roscitt was elected by our Board of Directors as Chairman of the Board for a term expiring at the annual meeting of our shareowners in 2002.

(c)        At the Annual Meeting, the shareowners also approved an amendment to our 1991 Stock Incentive Plan to:  (a) change the name of the plan to the “Global Stock Incentive Plan”; (b) increase the total number of authorized shares of our common stock available for grant under the plan by 35,500,000 shares; and (c) make other changes to the plan as described in our proxy statement.  The following table shows the vote totals with respect to the amendments to our 1991 Stock Incentive Plan:

Votes For	Votes Against	Abstain
455,931,805	161,698,831	3,485,511

            At the Annual Meeting, the shareowners also approved an amendment to our Nonemployee Directors Stock Option Plan to:  (a) extend the termination date of the plan from February 26, 2001 to February 26, 2006; and (b) increase the total number of authorized shares of our common stock available for grant under the plan by 500,000 shares.  The following table shows the vote totals with respect to the amendments to our Nonemployee Director Stock Option Plan:

Votes For	Votes Against	Abstain
577,651,650	39,850,052	3,575,244

            No other matters were considered in connection with our Annual Meeting.

ITEM 5.      OTHER INFORMATION

          None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8–K

a. Exhibits
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4–a to ADC's Form 10–Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S–3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S–3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, by and among ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC’s Form 8–K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4–c to ADC’s Form 10–K for the fiscal year ended October 31, 1999.)
4-f	Amendment No. 2 to Second Amended and Restated Rights Agreement dated as of November 15, 2000 among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC’s Registration Statement on Form S-8 dated February 28, 2001.)
4-g	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC’s Registration Statement on Form S–8 dated March 14, 2000.)

4-h	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
10-a	ADC Telecommunications, Inc. Global Stock Incentive Plan (as amended and restated through February 27, 2001).
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 27, 2001).
10-c	ADC Telecommunications, Inc. 401(k) Excess Plan (2001 Restatement) (as amended and restated effective January 1, 2001).
10-d	Employment Agreement between ADC Telecommunications, Inc. and Richard R. Roscitt, dated January 28, 2001.
10-e	Separation Agreement between ADC Telecommunications, Inc. and William J. Cadogan, dated effective November 1, 2000.
b. Reports on Form 8–K
Current Report on Form 8–K dated and filed January 19, 2001 in connection with our press release dated January 19, 2001 announcing that we were updating our guidance on financial results.
Current Report on Form 8–K dated and filed January 29, 2001 announcing the appointment of Richard R. Roscitt as our Chief Executive Officer and Lynn J. Davis as our President and Chief Operating Officer, effective February 15, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2001	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
Robert E. Switz
Senior Vice President, Chief Financial Officer and
President, Broadband Access and Transport Group

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10–Q
FOR THE QUARTER ENDED JANUARY 31, 2001

Exhibit No.	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4–a to ADC's Form 10–Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S–3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S–3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC’s Form 8–K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4–c to ADC’s Form 10–K for the fiscal year ended October 31, 1999.)
4-f	Amendment No. 2 to Second Amended and Restated Rights Agreement dated as of November 15, 2000 among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC’s Registration Statement on Form S-8 dated February 28, 2001.)
4-g	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC’s Registration Statement on Form S–8 dated March 14, 2000.)

4-h	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
10-a	ADC Telecommunications, Inc. Global Stock Incentive Plan (as amended and restated through February 27, 2001).
10-b	ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 27, 2001).
10-c	ADC Telecommunications, Inc. 401(k) Excess Plan (2001 Restatement) (as amended and restated effective January 1, 2001).
10-d	Employment Agreement between ADC Telecommunications, Inc. and Richard R. Roscitt, dated January 28, 2001.
10-e	Separation Agreement between ADC Telecommunications, Inc. and William J. Cadogan, dated effective November 1, 2000.