Form 10-Q/A
period 2001-01-31
ADC TELECOMMUNICATIONS INC
filed 2001-03-22
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

FORM 10–Q/A

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

We hereby amend Item 1 of Part I of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 to correct the following two typographical errors contained in Note 7 to the Unaudited Consolidated Financial Statements: (1) The "Total" number under the column "Non-recurring Charges" should have been "$33.3" million rather than "$3.3" million; and (2) Our workforce was reduced by approximately 1,100 employees, not 2,100 employees, during the first quarter of 2001.  No other amendments to the Quarterly Report on Form 10-Q are being made through this filing.

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

See accompanying notes to consolidated financial statements

.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION – UNAUDITED
(In millions, except earnings per share)

	1st Quarter 2001	4th Quarter 2000	3rd Quarter 2000	2nd Quarter 2000

NET SALES	$804.8	$1,032.0	$891.4	$770.6

COST OF PRODUCT SOLD	496.1	513.5	442.9	407.3

GROSS PROFIT	308.7	518.5	448.5	363.3

EXPENSES:
Research and development	76.5	96.0	84.1	82.8
Selling and administration	174.8	202.4	177.3	156.0
Goodwill amortization	17.6	14.4	7.8	6.4
Non–recurring charges	33.3	34.2	115.0	8.8
Non-cash stock compensation	4.9	42.8	2.5	1.2
Total expenses	307.1	389.8	386.7	255.2

OPERATING INCOME	1.6	128.7	61.8	108.1

OTHER INCOME (EXPENSE), NET:
Interest	0.9	5.1	4.2	5.6
Gain on conversion of investment	--	--	--	722.6
Gain on sale of a business	--	--	--	328.6
Other	1.8	30.0	(0.9)	(1.8)

INCOME BEFORE INCOME TAXES	4.3	163.8	65.1	1,163.1

PROVISION FOR INCOME TAXES	2.1	76.7	55.5	444.9

NET INCOME	$2.2	$87.1	$9.6	$718.2

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	772.7	733.9	715.1	708.0

EARNINGS PER SHARE (BASIC)	$0.00	$0.12	$0.01	$1.01

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)	803.2	781.6	758.8	746.1

EARNINGS PER SHARE (DILUTED)	$0.00	$0.11	$0.01	$0.96

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Note 1	Basis of Presentation: All historical financial information has been restated to reflect the acquisitions of PairGain Technologies, Inc. (“PairGain”) and Broadband Access Systems, Inc. (“BAS”) which were completed in the third quarter and fourth quarter of fiscal year 2000, respectively, and were accounted for as poolings of interests.

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
Note 5	Earnings Per Share: Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the periods ended January 31, 2001 and 2000 (in millions, except earnings per share):

	Three Months Ended January 31,
	2001	2000
Net income	$ 2.2	$ 53.1
Earnings per common share (basic)	$ 0.00	$ 0.08
Earnings per common share (diluted)	$ 0.00	$ 0.07
Weighted average common shares
outstanding (basic)	772.7	699.7
Effect of dilutive securities - stock
Options	30.5	30.4
Weighted average common shares
outstanding (diluted)	803.2	730.1

Note 6	Segment Reporting: The “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose selected financial data by operating segment. This approach is based upon the way management organizes segments within an enterprise for making operating decisions and assessing performance. We have identified three reportable segments based on our internal organization structure, management of operations and performance evaluation. These segments are: Broadband Connectivity, Broadband Access and Transport, and Integrated Solutions. Segment detail is summarized as follows:

Segment Information (In millions)
	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated

Three months ended
January 31, 2001:
External Sales	$ 420.0	$ 229.7	$ 155.1	$ --	$804.8
Operating Income (Loss)	150.0	(37.1)	(18.1)	(93.2)[1]	1.6

Three months ended
January 31, 2000:
External Sales	$ 267.0	$ 218.7	$ 107.8	$ 0.4	$593.9
Operating Income (Loss)	101.5	(32.9)	8.5	(9.7)	67.4

1 Excluding goodwill amortization and certain other income/(expense) items, includes non-cash stock compensation charges of $4.9 million and non-recurring and other restructuring related charges of $76.4 million.  (See Note 7).

Note 7	Non-Recurring and Other Restructuring Related Charges: During the first quarter of 2001, we launched an initiative to discontinue product lines that no longer fit our current focus and growth strategy and to consolidate unproductive and duplicative facilities. The non–recurring charges and restructuring related charges associated with this program totaled $70.9 million ($46.4 million net of tax) for the quarter ended January 31, 2001. The restructuring plans are to be completed by the end of the first quarter of fiscal year 2002. An additional $5.5 million ($3.5 million net of tax) related to prior year acquisition integration and restructuring initiatives was also incurred in the first quarter of 2001. As of January 31, 2001, a total of $19.1 million of these charges and initatives had been expended and $57.3 million was accrued as a future liability. Non-recurring and restructuring related charges by category of expenditures are as follows for the quarter ended January 31, 2001 (in millions):

	Cost of Sales Charges	Non– recurring Charges	Selling and Administration Charges	Total

Inventory and committed sales contracts	$36.3	$ --	$ --	$ 36.3
Employee severance costs	--	18.0	--	18.0
Fixed asset write-downs	--	9.4	--	9.4
Contract termination costs	--	--	5.4	5.4
Other	--	5.9	1.4	7.3
Total	$36.3	$ 33.3	$ 6.8	$ 76.4

Inventory and committed sales contract related charges represent losses incurred to write down the carrying value of inventory and costs of exiting and maintaining certain committed sales contracts for product lines that have been discontinued.  Revenues and gross margins from these product lines were not material to our consolidated operations.

Employee severance costs relate to the closure of facilities, elimination of product lines and general terminations resulting from reduced sales forecasts.  We reduced our workforce by approximately 1,100 employees during the first quarter of 2001.  These terminations occurred across all business segments.  As of January 31, 2001, substantially all of the affected employees had been terminated.

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

Dated: March 22, 2001	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
Robert E. Switz
Senior Vice President, Chief Financial Officer and
President, Broadband Access and Transport Group