Form 10-Q
period 2001-04-30
ADC TELECOMMUNICATIONS INC
filed 2001-06-14
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

OR

/ /	TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0743912 (I.R.S. Employer Identification No.)
12501 Whitewater Drive, Minnetonka, MN (Address of principal executive offices)	55343 (Zip code)

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

Common stock, $.20 par value: 789,363,747 shares as of June 11, 2001.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANICAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	April 30, 2001	October 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117.1	$217.3
Available-for-sale securities	315.2	1,136.9
Accounts receivable, net	494.2	702.7
Inventories, net	477.4	486.1
Prepaid and other current assets	279.5	107.9

Total current assets	1,683.4	2,650.9
PROPERTY AND EQUIPMENT, net	724.9	608.6
OTHER ASSETS:
Deferred tax assets	280.8	52.4
Other, principally goodwill	283.2	658.6

	$2,972.3	$3,970.5

LIABILITIES AND SHAREOWNERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$211.7	$211.3
Accrued compensation and benefits	128.7	233.4
Other accrued liabilities	353.7	202.3
Accrued income taxes	—	365.8
Notes payable and current maturities of long-term debt	124.4	28.5

Total current liabilities	818.5	1,041.3
LONG-TERM DEBT, less current maturities	10.3	16.5

Total liabilities	828.8	1,057.8

SHAREOWNERS' INVESTMENT
(789.0 and 770.3 shares outstanding, respectively)	2,143.5	2,912.7

	$2,972.3	$3,970.5

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2001	2000	2001	2000
NET SALES	$652.4	$770.6	$1,463.7	$1,364.5
COST OF PRODUCT SOLD	530.1	407.3	1,030.6	722.7

GROSS PROFIT	122.3	363.3	433.1	641.8

EXPENSES:
Research and development	82.6	82.7	162.9	157.9
Selling and administration	235.1	156.0	415.2	286.0
Goodwill amortization	17.0	6.4	34.7	11.9
Impairment charges	401.5	—	401.5	—
Non-recurring charges	75.4	8.8	108.7	8.8
Non-cash stock compensation	4.9	1.2	9.8	1.8

Total expenses	816.5	255.1	1,132.8	466.4

OPERATING INCOME (LOSS)	(694.2)	108.2	(699.7)	175.4
OTHER INCOME (EXPENSE), NET:
Interest	(0.7)	5.6	(0.1)	10.2
Loss on write-down or sale of investments, net	(754.1)	—	(761.6)	—
Gain on sale of a business	—	328.6	—	328.6
Gain on conversion of investment	—	722.6	—	722.6
Other	(10.2)	(1.8)	(8.4)	(5.3)

INCOME (LOSS) BEFORE INCOME TAXES	(1,459.2)	1,163.2	(1,469.8)	1,231.5
PROVISION (BENEFIT) FOR INCOME TAXES	(414.0)	444.9	(417.0)	460.2

NET INCOME (LOSS)	$(1,045.2)	$718.3	$(1,052.8)	$771.3

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	786.0	708.0	783.9	704.7

EARNINGS (LOSS) PER SHARE (BASIC)	$(1.33)	$1.01	$(1.34)	$1.09

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	786.0	746.1	783.9	740.2

EARNINGS (LOSS) PER SHARE (DILUTED)	$(1.33)	$0.96	$(1.34)	$1.04

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Six Months Ended April 30,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(1,052.8)	$771.3
Adjustments to reconcile net income (loss) to net cash from operating activities—
Depreciation and amortization	104.0	57.7
Provision for losses on receivables	60.4	1.3
Inventory reserves	52.0	21.9
Write-down of inventory, property and equipment and goodwill	481.6	—
Non-cash stock compensation	9.8	1.8
Deferred income taxes	(317.6)	(1.6)
Gain on ownership of investments	(3.7)	—
Loss on write-down of investment portfolio	788.1	—
Gain on sale of investments	(34.0)	—
Gain on conversion of investment	—	(722.6)
Gain on sale of business	—	(328.6)
Other, net	4.9	26.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	181.6	(103.2)
Inventories	(45.8)	(97.8)
Prepaid and other assets	(176.2)	(4.1)
Accounts payable	(15.6)	19.3
Accrued liabilities	(96.2)	391.9

Total cash (used for) provided by operating activities	(59.5)	33.6

INVESTMENT ACTIVITIES:
Acquisitions	(48.7)	(56.3)
Property and equipment additions	(175.2)	(115.9)
Sale of available-for-sale securities, net	59.4	96.9
Sale of long-term investments, net	0.5	1.1

Total cash used for investment activities	(164.0)	(74.2)

FINANCING ACTIVITIES:
Borrowings (repayments) of debt	91.4	(23.0)
Common stock issued	32.7	116.9

Total cash from financing activities	124.1	93.9

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.8)	(2.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(100.2)	51.1
CASH AND CASH EQUIVALENTS, beginning of period	217.3	279.0

CASH AND CASH EQUIVALENTS, end of period	$117.1	$330.1

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In millions, except earnings per share)

	2nd Quarter 2001	1st Quarter 2001	4th Quarter 2000	3rd Quarter 2000
NET SALES	$652.4	$811.3	$1,032.0	$891.4
COST OF PRODUCT SOLD	530.1	500.5	513.4	442.9

GROSS PROFIT	122.3	310.8	518.6	448.6

EXPENSES:
Research and development	82.6	80.3	96.0	84.1
Selling and administration	235.1	180.1	202.5	177.3
Goodwill amortization	17.0	17.7	14.4	7.8
Impairment charges	401.5	—	—	—
Non-recurring charges	75.4	33.3	34.2	115.0
Non-cash stock compensation	4.9	4.9	42.8	2.5

Total expenses	816.5	316.3	389.9	386.7

OPERATING INCOME (LOSS)	(694.2)	(5.5)	128.7	61.8
OTHER INCOME (EXPENSE), NET:
Interest	(0.7)	0.6	5.1	4.2
Loss on write-down or sale of investments, net	(754.1)	(7.5)	—	—
Other	(10.2)	1.8	30.0	(0.9)

INCOME (LOSS) BEFORE INCOME TAXES	(1,459.2)	(10.6)	163.8	65.1
PROVISION (BENEFIT) FOR INCOME TAXES	(414.0)	(3.0)	76.7	55.5

NET INCOME (LOSS)	$(1,045.2)	$(7.6)	$87.1	$9.6

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	786.0	782.8	733.9	715.1

EARNINGS (LOSS) PER SHARE (BASIC)	$(1.33)	$(0.01)	$0.12	$0.01

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	786.0	782.8	781.6	758.8

EARNINGS (LOSS) PER SHARE (DILUTED)	$(1.33)	$(0.01)	$0.11	$0.01

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1  Basis of Presentation:

    All historical financial information has been restated to reflect the acquisitions of PairGain Technologies, Inc. ("PairGain") and Broadband Access Systems, Inc. ("BAS") which were completed in the third quarter and fourth quarter of fiscal year 2000, respectively, and were accounted for as poolings of interests.

    The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the quarter ended April 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes some of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the effect, if any, that SAB 101 will have on operations or our financial position. We are required to adopt SAB 101 in the fourth quarter of fiscal 2001.

Note 2  Inventories:

    Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of:

	April 30, 2001	October 31, 2000
	(In millions)
Purchased materials and manufactured products	$442.9	$452.4
Work-in-process	34.5	33.7

	$477.4	$486.1

Note 3  Acquisitions:

    On November 20, 2000, we acquired France Electronique S.A.'s telecom systems integration business ("France Electronique") based near Paris, France. France Electronique's systems integration services enable communications service providers to offer applications that integrate Internet, e-mail, voicemail, fax and voice services for delivery to wireless and wireline communication devices. We paid $44 million in cash to complete the transaction, which was accounted for using the purchase method. The value of the transaction is primarily goodwill and is being amortized over seven years using the straight-line method. Operations of France Electronique have been included in our operations since the date of acquisition.

    On February 26, 2001, we acquired all of the outstanding equity interests in CommTech Corporation, a Cranbury, New Jersey-based company ("CommTech"). CommTech is a provider of end-to-end service order management, provisioning and activation software for communications service providers. In the transaction, we issued approximately 11.65 million shares of our common stock to CommTech's shareholders. We also converted all outstanding CommTech stock options into options to acquire approximately 1.6 million shares of our common stock. The transaction was accounted for as a pooling of interests. Since the historical operations of CommTech were not material to our consolidated operations or financial position, prior period annual financial statements will not be restated for this acquisition.

Note 4  Comprehensive Income (Loss):

    The following table presents the calculation of comprehensive income (loss). Comprehensive income (loss) has no impact on our net income (loss). The components of comprehensive income (loss) are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
	(In millions)
Net income (loss)	$(1,045.2)	$718.3	$(1,052.8)	$771.3
Changes in cumulative translation adjustments	(1.9)	(6.5)	1.7	(6.8)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	0.8	0.6	2.6	0.6
Reclassification adjustment for realized losses on securities classified as available for sale, net of tax	473.5	—	473.5	—
Unrealized loss from securities classified as available for sale, net of tax	(114.8)	(198.9)	(480.8)	(153.1)

Comprehensive income (loss)	$(687.6)	$513.5	$(1,055.8)	$612.0

    In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a $788.1 million ($496.0 million net of tax) non-cash loss on a lower-of-cost-or-market write-down on various equity investments in our portfolio of marketable equity securities during the second quarter of fiscal 2001. This was a result of the downturn in market conditions in the technology and telecommunication sectors of the market.

    On February 22, 2001, Siemens and Efficient Networks, Inc. ("Efficient Networks") entered into a definitive merger agreement. Pursuant to the merger agreement, Siemens purchased all of the outstanding shares of Efficient Networks for $23.50 in cash per share. As a result of the merger, we recorded a gain of approximately $34.0 million ($21.0 million net of tax) from the sale of approximately 1.8 million shares Efficient Networks in the second quarter of fiscal 2001. The gain was recorded as an offset to the loss on the write-down of our marketable equity securities portfolio described in the preceding paragraph.

    We own a minority interest in the following publicly held companies. These investments are stated at market value with the aggregate valuation adjustments from the aggregate cost basis classified in shareowners' investment. As of April 30, 2001, the market value of these investments was as follows (in millions):

ONI Systems Corp.	$155.8
Redback Networks, Inc.	95.8
GlobeSpan, Inc.	51.2
Vyyo, Inc.	4.7
InfoInterActive, Inc.	1.5
InterWAVE Communications International Ltd.	0.3

Total	$309.3

    In addition, we own an approximate 22% interest in MIND C.T.I. Ltd. ("MIND"). As of April 30, 2001, our investment in MIND had a market value of approximately $11.3 million. This investment is accounted for using the equity method. Under the equity method, a pro rata portion of MIND's profits or losses is reflected in our consolidated income statement.

    In May 2001, we entered into costless collar arrangements to minimize the impact of a potential decrease in the market value of our entire investment in Redback Networks and ONI Systems. These investments have a cost basis of approximately $85.2 million and $7.0 million, respectively. The collars provide us with an aggregate floor value of approximately $213.0 million if held to maturity while allowing us to participate in up to approximately $283.7 million in further appreciation above the floor value. The collars limit our exposure to, and benefits from, price fluctuations in the underlying Redback Networks and ONI Systems stock. The collars are designated as cash flow hedges of the underlying stock; therefore, all changes in the market value of the collars and the underlying stock are included as a component of comprehensive income (loss).

Note 5  Earnings (Loss) Per Share:

    Basic earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations for the periods ended April 30, 2001 and 2000:

	Three Months Ended April 30,		Six Months Ended April 30,
	2001	2000	2001	2000
	(In millions, except earnings (loss) per share)
Net income (loss)	$(1,045.2)	$718.3	$(1,052.8)	$771.3
Earnings (loss) per common share (basic)	$(1.33)	$1.01	$(1.34)	$1.09
Earnings (loss) per common share (diluted)	$(1.33)	$0.96	$(1.34)	$1.04
Weighted average common shares outstanding (basic)	786.0	708.0	783.9	704.7
Effect of dilutive securities—stock options	—	38.1	—	35.5

Weighted average common shares outstanding (diluted)	786.0	746.1	783.9	740.2

Note 6  Segment Reporting:

    The "management approach" required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires us to disclose selected financial data by operating segment. This approach is based upon the way management organizes segments within an enterprise for making operating decisions and assessing performance.

    Our segments currently reflect certain managerial changes made in connection with our restructuring initiatives. As a result of these changes, our Broadband Connectivity and Broadband Access and Transport segments have been consolidated into a single Broadband Infrastructure and

Access segment. There was no change in the reporting of the Integrated Solutions segment. All prior period results have been restated to reflect the changes. Segment detail is summarized as follows:

Segment Information (In millions)

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(1)	Consolidated
Three months ended April 30, 2001
External sales	$496.8	$155.6	$—	$652.4
Operating income (loss)	(120.3)	(30.4)	(543.5)	(694.2)
Three months ended April 30, 2000
External sales	$657.7	$112.2	$0.7	$770.6
Operating income (loss)	135.7	(2.0)	(25.5)	108.2

Segment Information (In millions)

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(1)	Consolidated
Six months ended April 30, 2001
External sales	$1,146.6	$317.1	$—	$1,463.7
Operating income (loss)	(7.4)	(55.6)	(636.7)	(699.7)
Six months ended April 30, 2000
External sales	$1,143.5	$220.0	$1.0	$1,364.5
Operating income (loss)	204.4	6.5	(35.5)	175.4

(1)
Includes goodwill amortization, non-cash stock compensation charges, non-recurring charges and impairment charges not otherwise allocated to any segment.

Note 7  Non-Recurring and Other Restructuring Related Charges:

    During the first quarter of fiscal 2001, we launched an initiative to focus our business on core operations and improve our operating performance by restructuring and streamlining operations. This initiative includes the discontinuance of product lines, an intention to sell, harvest, or exit non-strategic businesses and the consolidation of unproductive and duplicate facilities. In the first quarter of fiscal 2001, we began to take aggressive actions to achieve more cost-efficient operations. This initiative will continue throughout fiscal 2001, and additional restructuring expenses are expected to be incurred in the third and fourth quarters of fiscal 2001 in amounts that have not yet been determined. Certain actions may not be completed until sometime during fiscal 2002. As a result of the actions taken as part of this initiative, we have recorded non-recurring charges and restructuring related charges of $117.4 million ($76.1 million net of tax) and $192.8 million ($125.3 million net of tax) during the quarter and six months ended April 30, 2001, respectively. An additional $6.9 million ($5.8 million net of tax) and $8.0 million ($6.5 million net of tax) related to acquisition integration and acquisition costs were also incurred during the quarter and six months ended April 30, 2001, respectively. The non-cash portion of these charges before tax was $36.4 million and $73.7 million for the quarter and six months ended April 30, 2001, respectively. Non-recurring and restructuring related charges by category of expenditures are as follows for the quarter and six months ended April 30, 2001 (in millions):

Three months ended April 30, 2001	Cost of Products Sold	Non-recurring Charges	Selling and Administration Charges	Total
Employment termination costs	$—	$25.2	$—	$25.2
Facilities consolidation	—	36.5	—	36.5
Inventory and committed sales contracts	28.2	—	—	28.2
Fixed asset write-downs	—	6.8	—	6.8
Contract termination costs	—	—	19.0	19.0
Integration and acquisition costs	—	6.9	—	6.9
Other	—	—	1.7	1.7

Total	$28.2	$75.4	$20.7	$124.3

Six months ended April 30, 2001	Cost of Products Sold	Non-recurring Charges	Selling and Administration Charges	Total
Employment termination costs	$—	$43.2	$—	$43.2
Facilities consolidation	—	41.3	—	41.3
Inventory and committed sales contracts	64.5	—	—	64.5
Fixed asset write-downs	—	16.2	—	16.2
Contract termination costs	—	—	24.4	24.4
Integration and acquisition costs	—	8.0	—	8.0
Other	—	—	3.2	3.2

Total	$64.5	$108.7	$27.6	$200.8

    Employment termination costs relate to headcount reductions resulting from the closure of facilities, elimination of product lines and general terminations attributable to reduced sales forecasts. In the current fiscal year, we expect to reduce our headcount by approximately 7,000 through reductions in workforce, elimination of contractor positions and unreplaced attrition. The costs of these reductions will be funded through cash from operations. As of May 10, 2001, we have taken action to reduce workforce headcount by approximately 5,100 people. Approximately 3,600 of these reductions were from employee terminations due to reductions in force with the remaining reductions being achieved through notifications of future reductions in force, unreplaced attrition and elimination of contractor positions. These reductions have impacted all business segments and geographic regions.

    Facilities consolidation costs represent lease termination costs and other costs associated with our decision to consolidate and close unproductive, duplicative or excess manufacturing and office facilities.

    Inventory and committed sales contract related charges represent losses incurred to write down the carrying value of inventory and costs of exiting and maintaining certain committed sales contracts for product lines that have been discontinued. Revenues and gross margins from these product lines are not material to our consolidated operations.

    The write-down of fixed assets primarily relates to fixtures and equipment that will no longer be used as a result of the discontinuation of certain product lines. These fixtures and equipment have been written down to their estimated realizable value. By centralizing certain key functional areas and exiting certain unprofitable product lines, we intend to increase operating efficiencies and improve profitability.

    Contract termination costs represent the administrative expenses needed to complete certain committed sales contacts. This amount also includes payments to be made to customers to terminate existing contracts. These costs are a direct result of our decision to exit certain product lines.

    The following table provides detail on the activity and remaining restructuring accrual balance by category as of April 30, 2001.

Type of Charge	Total Charges	Cash Charges	Non-cash Charges	Reserve April 30, 2001
Employment termination costs	$43.2	$22.7	$—	$20.5
Facilities consolidation	41.3	2.0	0.3	39.0
Inventory and committed sales contracts	64.5	8.8	19.3	36.4
Fixed asset write-downs	16.2	—	16.2	—
Contract termination costs	24.4	5.5	—	18.9
Integration and acquisition costs	8.0	8.0	—	—
Other	3.2	0.6	0.9	1.7

Total	$200.8	$47.6	$36.7	$116.5

    There have been no material adjustments to these accruals as of April 30, 2001.

    Impairment Charges:  As a result of our intention to sell, harvest or exit non-strategic businesses and the consolidation of unproductive and duplicate facilities, we evaluated the intangibles and long-lived assets associated with the non-strategic businesses for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." We used estimates of undiscounted cash flows to evaluate any possible impairment of long-lived assets and intangibles. As a result of this evaluation, we concluded that a significant impairment of intangibles as well as long-lived assets had occurred. We used discounted cash flow models or estimated market values obtained from appropriate external sources to determine the fair value of the assets. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to our estimated cost of capital, which is also the rate we use in evaluating our business investment decisions and performance assessments. Because the estimated fair value was less than the carrying value of the assets, a non-cash impairment charge was required. Accordingly, we recorded an impairment charge of $401.5 million ($368.8 million net of tax). This charge consisted of goodwill write-downs associated with non-strategic businesses of $282.3 million ($278.0 million net of tax) and impairment of long-lived assets within our non-strategic businesses of $119.2 million ($90.8 million net of tax). The fair value of the non-strategic businesses is based on management estimates, and actual impairment charges could vary significantly from these estimates.

Note 8  Income Tax:

    During the quarter ended April 30, 2001, we made an election for U.S. tax purposes that gave rise to a $240.0 million deferred tax asset. This election related to a business combination that was accounted for as a pooling of interests. Therefore, the recognition of this tax asset was recorded as an increase to paid-in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading global supplier of fiber optics, network equipment, software and integration services designed to improve the speed and performance of broadband, multiservice communications networks. Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building and upgrading the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services to consumers and businesses. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of communications networks, and our network equipment connects the service providers' offices to businesses and end users' homes as well as to wireless communications devices.

    Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators, communications equipment manufacturers and distributors. We offer optical and copper connectivity systems/components, broadband access and network equipment, software and integration services to our customers through the following two operating segments: (1) Broadband Infrastructure and Access; and (2) Integrated Solutions. In April 2001, we announced the realignment of our business segments with our key strategic technologies as part of our initiative to focus on our core business operations and improve our operating performance by restructuring and streamlining these operations. At this time, we formed the Broadband Infrastructure and Access segment by merging the former Broadband Connectivity and Broadband Access and Transport segments. The Broadband Infrastructure and Access segment is focused primarily on optics, DSL, IP cable and broadband connectivity products. Integrated Solutions remains focused on software and systems integration.

    Broadband Infrastructure and Access products consist of connectivity devices that provide the physical contact points needed to connect different communications network elements and gain access to communications system circuits, as well as access and transport systems that enable broadband, multiservice delivery capabilities within service provider networks. Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing of circuits within service providers' serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks. These products also include passive and active optical components, as well as wireless components. Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable, optical and wireless networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet, wireless, enterprise and broadcast communications networks to deliver Internet, data, video and voice services to businesses and consumers.

    Integrated Solutions products and services consist of systems integration services, operations support systems (OSS) software and enhanced services software that aid service providers in their delivery of broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks and OSS applications that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer care, service activation provisioning, network performance and service-level assurance software used by service providers to operate communications networks. Enhanced services software includes a range of wireline, wireless and Internet applications used by service providers to help increase revenues.

    We believe that broadband multiservice communications networks represent a key enabling capability for meeting the information needs of businesses and consumers around the world. The rapid growth of the Internet has driven the need for broadband network infrastructure. We believe consumers increasingly find dial-up modem speeds unacceptable for current Internet and Web-based applications. Further, we believe that new or future applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high-speed imaging will drive even more people to use broadband communication services. We believe that the global deregulation of communications markets is transforming traditional communications service providers into integrated communications providers. Traditional communications service providers offer only a limited selection of Internet, data, video or voice services, each on a separate network connection and a separate customer bill. Integrated communications providers operate broadband, multiservice networks that offer faster, cost-effective and integrated Internet, data, video and voice services over a single high-speed network connection while sending only one bill for all of the services the customer uses. Due to deregulation, service providers now compete for customers by offering bundles of different communications services over cost-effective networks. As a result of competition among communications service providers to win and retain customers with bundled services, we believe there is a large potential global market for fiber optics, broadband access and network equipment, software and integration services to build and upgrade broadband, multiservice networks.

    Our recent operating results have been adversely affected by the recent downturn in general economic conditions, particularly in the communications industry. In this economic environment, many of our communications service provider customers have deferred capital spending and reduced their telecommunications equipment purchases. The effect of these developments has been most pronounced in the U.S. market. As a result of these economic conditions, we expect that our future net sales will grow at a slower rate than experienced in previous periods. If the current economic conditions in the United States do not improve, or if we experience a worsening global economic slowdown, we may continue to experience adverse effects on our business, operating results and financial condition.

    Our growth is dependent on our ability to successfully develop and commercially introduce new products in each of our operating segments and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive and, accordingly, there can be no assurance that our new or enhanced products and services will meet with market acceptance or be profitable. The growth in the market for broadband communications products and services is dependent on a number of factors, including the amount of capital expenditures by communications service providers, regulatory and legal developments, changes in capital expenditures by communications service providers (which could result from the ongoing consolidation of customers in the market as well as the addition of new customer entrants to the market) and end-user demands for integrated Internet, data, video, voice and other communications services.

    Our operating results may fluctuate significantly from quarter to quarter due to several factors, and results of operations described in this report may not be indicative of results to be achieved in future periods. As a result of our growth in past periods, our fixed costs have increased substantially. With increased levels of spending and the impact of long-term commitments, an inability to meet expected revenue levels in a particular quarter could have a material adverse impact on our operating results for that period as we will not be able to quickly reduce these fixed expenses in response to short-term business changes. Our expense levels are based in part on our management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely. We expect that gross margins may be adversely affected by heightened price competition, increasing levels of service revenues as a percentage of total revenues, higher inventory balances, obsolescence and reserve charges, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold. In addition, if product or related warranty costs associated with our products are greater than we have experienced, gross margin may be adversely affected.

    Our results of operations are subject to seasonal factors. We historically have experienced a stronger demand for our products in the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year-end incentives, and have experienced a weaker demand for our products in the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. In fact, due to current economic conditions in the communications equipment and services market, we believe that it is likely that this trend will not continue in fiscal 2001. A more detailed description of these risk factors, as well as other risk factors associated with our business can be found in Exhibit 99-a to our Form 10-K for the fiscal year ended October 31, 2000.

    Based on our plan to sell, harvest or exit non-strategic businesses to improve future profitability and strategic focus, we expect to record non-recurring restructuring charges during the remainder of fiscal 2001 and into fiscal 2002 in amounts that have not yet been determined. These restructuring charges will adversely affect our operating results during this period.

NON-RECURRING AND OTHER RESTRUCTURING RELATED CHARGES

    In connection with our initiative to focus our business on core operations and improve our operating performance by restructuring and streamlining operations, we recorded a $117.4 million charge to earnings ($76.1 million net of tax) in the current fiscal quarter. For the current fiscal year, these charges total $192.8 million ($125.3 million net of tax) through April 30, 2001. An additional $6.9 million ($5.8 million net of tax) and $8.0 million ($6.5 million net of tax) of acquisition costs were recorded for the three and six months ended April 30, 2001, respectively. In addition, we also incurred $401.5 million ($368.8 million net of tax) in asset impairment write-downs related to the write-down of certain long-lived assets, including goodwill, during the three and six months ended April 30, 2001. Impairment losses for goodwill and other long-lived assets were based upon the write-down to their fair value, which was estimated by external sources or by discounting expected future cash flows. In total, we recorded charges and write-downs of $525.8 million ($450.6 million net of tax) in the second fiscal quarter and $602.3 million ($500.5 million net of tax) through April 30, 2001 in the current fiscal year. The non-cash portion of these charges before tax was $437.9 million and $475.3 million, respectively, for the three and six months ended April 30, 2001.

    For the three months ended April 30, 2001, restructuring costs primarily related to involuntary workforce reductions of $25.2 million for approximately 2,600 employees, facility consolidations of $36.5 million, inventory and committed sales contract related charges of $28.2 million, fixed asset write-downs of $6.8 million, contract termination costs of $19.0 million, acquisition and related integration costs of $6.9 million and other costs of $1.7 million. For the six months ended April 30, 2001, restructuring costs primarily related to involuntary workforce reduction of $43.2 million for approximately 3,600 employees, facility consolidations of $41.3 million, inventory and committed sales contract related charges of $64.5 million, fixed asset write-downs of $16.2 million, contract termination costs of $24.4 million, acquisition and related integration costs of $8.0 million and other costs of $3.2 million. For the six months ended April 30, 2001, the cash and non-cash portions of the restructuring charges were $47.6 million and $36.7 million, respectively. Restructuring charges that had not been incurred were $116.5 million as of April 30, 2001. See Note 7 of the unaudited condensed consolidated financial statements for a further discussion of these charges.

    In the current fiscal year, we expect to reduce our headcount by approximately 7,000 through reductions in workforce, elimination of contractor positions and unreplaced attrition. Workforce reductions impact all of our business segments and geographic regions. The costs of these reductions will be funded through cash from operations. As of May 10, 2001, we have taken action to reduce workforce headcount by approximately 5,100 people. Approximately 3,600 of these reductions were from employee terminations due to reductions in force with the remaining reductions being achieved through notifications of future reductions in force, unreplaced attrition and elimination of contractor positions. For the three and six months ended April 30, 2001, $13.2 million and $22.7 million, respectively, related to workforce reductions was paid from cash from operations. We anticipate that workforce reductions will be substantially completed by the end of the fourth quarter of fiscal 2001.

    We do not expect significant cash savings from the restructuring plan in the current fiscal year. The restructuring plan presently is expected to yield cash savings of approximately $250.0 million annually, beginning in fiscal 2002. These savings, which are expected to be realized primarily in the form of lower manufacturing costs and operating expenses, largely relate to reduced labor costs and more focused operations. We intend to continue our initiative to discontinue product lines, sell, harvest or exit non-strategic businesses and take aggressive action to achieve more cost-efficient operations throughout the remainder of fiscal 2001. In addition, certain actions may not be completed until sometime in fiscal 2002. This initiative is expected to result in additional restructuring expenses in amounts that have not yet been determined.

RESULTS OF OPERATIONS

    The following table contains information regarding the percentage to net sales of certain income and expense items for the quarters ended April 30, 2001 and 2000 and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended April 30,		Six Months Ended April 30,			Six Months Ended April 30, 2000
					Three Months Ended April 30, 2001
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%	(15.3)%	7.3%
Cost of product sold	(81.3)	(52.9)	(70.4)	(53.0)	30.1	42.6

Gross profit	18.7	47.1	29.6	47.0	(66.3)	(32.5)
Expenses:
Research and development	(12.7)	(10.7)	(11.1)	(11.6)	(0.1)	3.2
Selling and administration	(36.0)	(20.2)	(28.4)	(21.0)	50.7	45.2
Goodwill amortization	(2.6)	(0.8)	(2.4)	(0.9)	165.6	191.6
Impairment charges	(61.5)	—	(27.4)	—	N/A	N/A
Non-recurring charges	(11.6)	(1.1)	(7.4)	(0.6)	756.8	1,135.2
Non-cash stock compensation	(0.7)	(0.2)	(0.7)	(0.1)	308.3	444.4

Total expenses	(125.1)	(33.0)	(77.4)	(34.2)	220.1	142.9

Operating income (loss)	(106.4)	14.1	(47.8)	12.8	N/A	N/A
Other income (expense), net:
Interest	(0.1)	0.7	(0.0)	0.8	N/A	N/A
Loss on write-down or sale of investment, net	(115.6)	—	(52.0)	—	N/A	N/A
Gain on sale of a business	—	42.6	—	24.1	N/A	N/A
Gain on conversion of investment	—	93.8	—	53.0	N/A	N/A
Other	(1.6)	(0.3)	(0.6)	(0.4)	466.7	58.5

Income (loss) before income taxes	(223.7)	150.9	(100.4)	90.3	N/A	N/A
Provision (benefit) for income taxes	(63.5)	57.7	(28.5)	33.7	N/A	N/A

Net income (loss)	(160.2)%	93.2%	(71.9)%	56.6%	N/A	N/A

    Net Sales:  The following table sets forth our net sales for the quarters ended April 30, 2001 and 2000 for each of our functional operating segments described above:

	Three Months Ended April 30,				Six Months Ended April 30,
	2001		2000		2001		2000
Operating Segments	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	496.8	76.1	657.7	85.3	1,146.6	78.3	1,143.5	83.8
Integrated Solutions	155.6	23.9	112.2	14.6	317.1	21.7	220.0	16.1
Other	—	—	0.7	0.1	—	—	1.0	0.1

Total	$652.4	100.0%	$770.6	100.0%	$1,463.7	100.0%	$1,364.5	100.0%

    Net sales for the three and six months ended April 30, 2001 were $652.4 million and $1,463.7 million, respectively, reflecting a 15.3% decrease and 7.3% increase over the comparable 2000 time periods. International revenues comprised approximately 25.2% and 26.2% of our sales for the three and six months ended April 30, 2001 and 20.8% and 21.3% for the comparable 2000 time periods.

    During the three and six months ended April 30, 2001, net sales of Broadband Infrastructure and Access products declined by 24.5% and rose 0.3% over the comparable 2000 time periods. This change reflects lower sales for copper-connectivity systems, DSL systems, cable transmission systems and enterprise-located access systems. This weakness was partially offset by strong growth for the Cuda™ 12000 IP Access Switch and the BroadAccess™ Multiservice Access Platform. Broadband Infrastructure and Access sales represent approximately 78.3% of our net sales.

    During the three and six months ended April 30, 2001, Integrated Solutions net sales increased by 38.7% and 44.1% over the comparable 2000 time periods. Both systems integration services and software systems contributed to sales growth. Sales in systems integration services grew from broadening its U.S. and European carrier and OEM customer base which resulted in market share gains in the quarter. We experienced record second quarter sales in the United States and benefited from the expansion of our presence into Europe with the acquisitions of systems integration businesses in the United Kingdom and France during the autumn of 2000. Our sales growth in software systems resulted from the acquisitions of Centigram Communications completed in July 2000 and CommTech completed in February 2001.

    Gross Profit:  During the three months ended April 30, 2001 and 2000, gross profit percentages were 18.7% and 47.1%, respectively. During the six months ended April 30, 2001 and 2000, gross profit percentages were 29.6% and 47.0%, respectively. These decreases were the result of approximately $28.2 million and $64.5 million of inventory write-offs and costs taken in the three and six months ended April 30, 2001, respectively, to exit certain sales contracts which were included in cost of product sold as a result of the restructuring plans we have announced (see Note 7 to the unaudited condensed consolidated financial statements). In addition, gross profit for the current fiscal year has been affected by increased charges for higher operating reserves, which were taken in response to current market conditions. We anticipate that our future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

    Operating Expenses:  Total operating expenses for the three months ended April 30, 2001 and 2000 were $816.5 million and $255.1 million, respectively, representing 125.1% and 33.0% of net sales, respectively. Total operating expenses for the six months ended April 30, 2001 and 2000 were $1,132.8 million and $466.4 million, respectively, representing 77.4% and 34.2% of net sales, respectively. Included in the three-month operating expenses are non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges of $502.5 million and

$10.0 million for the three months ended April 30, 2001 and 2000, respectively. Included in the six-month operating expenses are non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges of $547.6 million and $10.6 million for the six months ended April 30, 2001 and 2000, respectively. The 2001 non-recurring charges represent costs associated with initiatives to discontinue product lines that no longer fit our current focus and growth strategy as well as consolidating unproductive and duplicative facilities. Also included are non-cash stock compensation charges associated with the acquisitions of BAS and Centigram. In addition, asset impairment charges are included as a result of evaluating certain long-lived assets, including goodwill. The 2000 non-recurring charges represent costs associated with our acquisition of PairGain and non-cash stock compensation charges associated with the acquisitions of BAS and Centigram. Operating expenses, before non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges, for the three months ended April 30, 2001 and 2000 were $314.0 million and $245.1 million, respectively, representing 48.1% and 31.8% of net sales, respectively. Operating expenses, before non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges, for the six months ended April 30, 2001 and 2000 were $585.2 million and $455.8 million, respectively, representing 40.0% and 33.4% of net sales, respectively (see Note 7 to the unaudited condensed consolidated financial statements). The increase in operating expenses in absolute dollars, as well as a percentage of net sales before non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges, was due to charges to increase operating reserves that were recorded in response to market conditions in fiscal 2001. The increased operating reserves relate primarily to additional bad debt reserves. The increase from the prior year period also reflects the ramp-up of our operations in the third and fourth quarters of fiscal 2000 in response to increased sales demand at that time. Economic conditions have weakened since the last half of 2000, and, as a result, our sales have declined. We are responding to the downturn in the market by implementing plans to reduce costs and streamline our operations. This initiative is anticipated to continue through fiscal 2001 and into fiscal 2002. We anticipate that operating expenses as a percentage of sales will be comparable to our historical percentages at such time as our cost reduction initiative is fully implemented.

    Research and development expenses were $82.6 million for the three months ended April 30, 2001, and were effectively unchanged compared to $82.7 million for the three months ended April 30, 2000. For the six months ended April 30, 2001, research and development expenses were $162.9 million, representing an increase of 3.2% over $157.9 million for the six months ended April 30, 2000. This slight change reflects our efforts to control expenses and carefully manage the rate of increase of expenses. However, we believe that given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources to product development for each of our operating segments.

    Selling and administration expenses were $235.1 million for the three months ended April 30, 2001, representing an increase of 50.7% over $156.0 million for the three months ended April 30, 2000. For the six months ended April 30, 2000, selling and administration expenses were $415.2 million, an increase of 45.2% over $286.0 million for the six months ended April 30, 2000. This increase reflects approximately $20.7 million and $27.6 million, respectively, in selling and administration expenses incurred to complete certain non-cancelable sales contracts and to make certain contract cancellation payments to customers as a result of our decision to exit certain product lines. The increase from the prior year periods also reflects the ramp-up of our operations in the third and fourth quarters of fiscal 2000 in response to the increased sales demand at that time period. Because economic conditions have weakened and caused a sales decline in fiscal 2001, we are taking steps to reduces costs and streamline our operations as discussed above.

    Several of our acquisitions have been accounted for as purchase transactions in which the initial purchase price exceeded the fair value of the acquired assets. As a result of our acquisition activity, goodwill amortization increased to $17.0 million in the three months ended April 30, 2001, compared to $6.4 million in the three months ended April 30, 2000. Goodwill amortization for the six months ended April 30, 2001 has increased to $34.7 million from $11.9 million for the six months ended April 30, 2000.

    Other Income (Expense), Net:  For the three and six months ended April 30, 2001 and 2000, the net interest income (expense) category represented net interest (expense) income on cash and cash equivalents. See "Liquidity and Capital Resources" below for a discussion of cash levels.

    Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and our share of the net operating results of our investments in other companies accounted for under the equity method.

    On February 22, 2001, Siemens and Efficient Networks entered into a definitive merger agreement. Pursuant to the merger agreement, Siemens purchased all of the outstanding shares of Efficient Networks for $23.50 in cash per share. As a result of the merger, we recorded a gain of approximately $34.0 million ($21.0 million net of tax) from the sale of approximately 1.8 million shares Efficient Networks in the second quarter of fiscal 2001. The gain was recorded as an offset to the loss on the write-down of our marketable equity securities portfolio described in the following paragraph.

    In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a $788.1 million ($496.0 million net of tax) non-cash loss on a lower-of-cost-or-market write-down on various equity investments in the portfolio of marketable equity securities during the second quarter of fiscal 2001. This was a result of the downturn and current market conditions in the technology and telecommunication sectors of the market.

    Income Taxes:  The effective income tax rate for the six months ended April 30, 2001 and 2000 was affected significantly by higher marginal tax rates applied to restructuring expenses. Excluding the impact of the higher rates used for the restructuring charges, the effective income tax rate was 34% for the three-month and six-month periods ended on each of April 30, 2001 and 2000. During the quarter ended April 30, 2001, we made an election for U.S. tax purposes that gave rise to a $240.0 million deferred tax asset. This election related to a business combination that was accounted for as a pooling of interests. Therefore, the recognition of this tax asset was recorded as an increase to paid-in capital.

    Net Loss:  Net loss was $1,045.2 million (or $1.33 per diluted share) for the three months ended April 30, 2001, compared to net income of $718.3 million (or $0.96 per diluted share) for the three months ended April 30, 2000. Net loss was $1,052.8 million (or $1.34 per diluted share) for the six months ended April 30, 2001, compared to net income of $771.3 million (or $1.04 per diluted share) for the six months ended April 30, 2000. Excluding the non-recurring charges, restructuring related charges, asset and investment impairment charges, non-cash compensation charges and gains on the sale of investments of $930.1 million and $989.3 million, respectively, net of tax, net loss for the three and six months ended April 30, 2001 was $115.1 million (or $0.15 per diluted share) and $63.5 million (or $0.08 per diluted share), respectively. On the same basis, net income for the three and six months ended April 30, 2000 was $72.5 million (or $0.10 per diluted share) and $125.5 million (or $0.17 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, decreased $100.2 million and increased $51.1 million during the six months ended April 30, 2001 and 2000, respectively. The major elements of the 2001 change included $59.5 million used for operations, $48.7 million used for acquisitions and

$175.2 million in property and equipment additions. This was partially offset by a $91.4 million increase in debt compared to the amount outstanding at October 31, 2000 as well as $59.4 million provided by the sale of our investment in Efficient Networks and $32.7 million for common stock issued as a result of acquisitions, stock option exercises and stock purchases under our employee stock purchase plan. The major elements of the 2000 change included $33.6 million provided by operations, $116.9 million from issuance of common stock to employees pursuant to our stock option and employee stock purchase plans and $96.9 million provided by the sale of various marketable securities. This was partially offset by $56.3 million used for acquisitions and $115.9 million used for property and equipment additions during the period and the repayment of $23.0 million of debt.

    We believe that current cash on hand, cash generated from operating activities, cash from investments, and available credit facilities should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs for the duration of fiscal 2001. However, we still may find it necessary or desirable to seek other sources of financing to support our capital needs and provide funds for working capital, potential investments or acquisitions or other purposes. Substantially all remaining cash expenditures relating to workforce reductions and terminations of $20.5 million at April 30, 2001 are expected to be incurred by the end of the fourth quarter of fiscal 2001. Restructuring costs resulting from the consolidation of facilities in the amount of $39.0 million at April 30, 2001 will be incurred over the respective lease terms of the facilities ending in 2006.

    At April 30, 2001, we had approximately $134.7 million of debt outstanding. We have a $340.0 million, five-year credit facility at an interest rate equal to the commercial paper interest rate plus 25 basis points that is available for general corporate purposes, of which $122.3 million was outstanding as of April 30, 2001. The loan agreement for this credit facility and certain lease agreements to which we are a party contain financial covenants with which we must comply. These covenants require that we maintain minimum net worth and EBITDA to indebtedness and EBITDA to interest expense ratios. Compliance with these ratios is determined on a rolling 12-month basis as of the end of each fiscal quarter. We are currently in compliance with these financial covenants.

    We own common stock in several publicly held companies. We record our investment in these companies at their market value. As of April 30, 2001, the market value of our marketable equity securities available for sale was approximately $309.3 million.

    During the three and six months ended April 30, 2001, we invested $0.3 million and $6.8 million from our previously announced $100 million venture capital fund, respectively. Our venture capital fund is focused on investing in emerging and start-up companies throughout the world that are engaged in developing high-performance broadband communication technologies. As of April 30, 2001, approximately $41.0 million had been invested through this fund.

    We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of April 30, 2001, we had commitments to extend credit of approximately $173.0 million for such arrangements. The total amount drawn and outstanding under the commitments as of April 30, 2001 was approximately $66.0 million. We intend to sell all or a portion of these commitments and outstanding receivables to third parties, but have not yet made any such sales. These commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may exist and expire without being drawn. Therefore, the amounts committed but not drawn will not necessarily impact future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At April 30, 2001, we consider reserves for losses in the event of non-performance related to these financing arrangements to be adequate.

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

    The Euro conversion may affect cross-border competition by creating cross-border price transparency. We are assessing our pricing and marketing strategy in order to ensure that we remain competitive in a broader European market. We also are modifying our information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. In addition, we are reviewing whether certain existing contracts will need to be modified. Our currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. We will continue to evaluate issues involving the introduction of the Euro. Based on current information and assessments, we do not expect that the Euro conversion will have a material adverse effect on our business, financial condition or results of operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations; any statements regarding the continuation of historical trends; any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs; any statements regarding the effect of regulatory changes; and any statements regarding the economy in general or the future of the communications equipment industry and communications services on our business. We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, overall demand for our products and services; the demand for particular products or services within the overall mix of products sold, as our products and services have varying profit margins; changing market conditions and growth rates within our industry or generally within the economy; volatility in the stock market; new competition and technologies; increased costs associated with protecting intellectual property rights; availability of materials to make products; the impact of customer financing activities; our ability to successfully integrate the operations of acquired companies with our historic operations; retention of key employees; fluctuations in our operating results; pressures on the pricing of the products and services we offer; and other risks and uncertainties, including those identified in Exhibit 99-a to our Form 10-K for the fiscal year ended October 31, 2000. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    As described in Liquidity and Capital Resources as well as Note 4 to the unaudited condensed consolidated financial statements, we own common stock in several publicly held companies. Due to material changes in the fair value of such common stock, we have recorded a $169.1 million unrealized gain, $106.5 million net of income tax effects, in shareowners' investment as of April 30, 2001. Assuming an immediate decrease of 20% in the portfolio stock price from the closing price on April 30, 2001, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $38.8 million (net of income tax effects), or 1.8% of total shareowners' investment at April 30, 2001. In May 2001, we entered into costless collar arrangements to minimize the impact of a potential decrease in the market value of our entire investment in Redback Networks and ONI Systems, thereby reducing the market risk with respect to these investments. These investments have a book and cost basis of approximately $85.2 million and $7.0 million, respectively. The collar provides us with a floor value of approximately $213.0 million if held to maturity while allowing us to participate in up to approximately $283.7 million in further appreciation above the floor value. The collar limits our exposure to, and benefits from, price fluctuations in the underlying Redback Networks and ONI Systems stock. The collars are designated as cash flow hedges of the underlying stock; therefore, all changes in the market value of the collars and the underlying stock are included as a component of Shareowners' Investment.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are a defendant in various suits, claims, proceedings and investigations arising in the normal course of business. We cannot determine our total aggregate amount of monetary liability or the financial impact of these matters. We do not therefore know whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to defend vigorously these actions, suits, claims, proceedings and investigations.

ITEM 2.  CHANGES IN SECURITIES

    The information contained in Item 2 of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 relating to our acquisition of CommTech is hereby incorporated by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The information contained in Item 4 of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2001 relating to our annual meeting of shareowners held on February 27, 2001 is hereby incorporated by reference.

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

4-f
Amendment No. 2 to Second Amended and Restated Rights Agreement dated as of November 15, 2000 among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC's Registration Statement on Form S-8 dated February 28, 2001.)
4-g
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. ( Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
4-h
Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
10-a
ADC Telecommunications, Inc. Global Stock Incentive Plan (as amended and restated through February 27, 2001). (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-b
ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan (as amended and restated through February 27, 2001). (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)

    b.  Reports on Form 8-K

    Current Report on Form 8-K dated and filed March 28, 2001 in connection with our press release dated March 28, 2001 announcing that we were updating our guidance on financial results.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2001	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ Robert E. Switz
Robert E. Switz Senior Vice President, Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANICAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Segment Information (In millions)
Segment Information (In millions)
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