Form 10-K405/A
period 2000-10-31
ADC TELECOMMUNICATIONS INC
filed 2001-07-13
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000
OR
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0743912 (I.R.S. Employer Identification No.)
13625 Technology Dirve Eden Prairie, Minnesota (Address of principal executive offices)	55344-2252 (Zip Code)

Registrant's telephone number, including area code: (952) 938-8080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 par value Common Stock Purchase Rights

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

    We hereby amend Item 7, Item 7A and Item 8 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2000, which are contained in Exhibit 13-a hereto, to expand and clarify our disclosure concerning the following: (1) the components of our non-cash stock compensation expense in the Consolidated Statements of Operations, (2) our portfolio of equity investments in other publicly traded companies and the potential volatility of our investment portfolio and (3) our exposure to fluctuations in foreign currency exchange rates and the measures we have taken to mitigate this foreign currency risk. No other amendments to our Annual Report on Form 10-K are being made through this filing.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The section entitled "Quarterly Stock Prices" of the Annual Report is incorporated in this Form 10-K by reference. This section is also included on Exhibit 13-a to this Form 10-K/A, as filed with SEC.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The summary of certain information from our consolidated statement of income and balance sheet for the 11 years ended October 31, 2000 included in the Annual Report is incorporated in this Form 10-K/A by reference. This information is also included on Exhibit 13-a to this Form 10-K/A, as filed with the SEC. This summary information should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 14 of this Form 10-K/A.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," "Results of Operations," "Segment Disclosures," "Liquidity and Capital Resources," "Euro Conversion" and "Dividends" in the Annual Report are incorporated in this Form 10-K/A by reference. This section is also included in Exhibit 13-a to this Form 10-K/A, as filed with the SEC.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management" in the Annual Report is incorporated in this Form 10-K/A by reference. This section is also included in Exhibit 13-a to this Form 10-K/A, as filed with the SEC.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and notes thereto included in the Annual Report are incorporated in this Form 10-K by reference. These financial statements are also included in Exhibit 13-a to this Form 10-K/A, as filed with the SEC.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 3.  Listing of Exhibits

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
10-e*
ADC Telecommunications Management Incentive Plan Document for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-e to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
10-f*	Executive Incentive Exchange Plan Fiscal Year 1999. (Incorporated by reference to Exhibit 10-q to ADC's Annual Report Form 10-K for the fiscal year ended October 31, 1998.)
10-g*	Executive Incentive Exchange Plan Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-h*	Executive Incentive Exchange Plan Fiscal Year 2001. (Incorporated by reference to Exhibit 10-h to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)

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
13-a	Portions of the 2000 Annual Report to Shareowners.
21-a	Subsidiaries of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 21-a to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
23-a	Consent of Arthur Andersen LLP.
24-a	Power of Attorney. (Incorporated by reference to Exhibit 24-a to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
99-a	Cautionary Statement Regarding Forward-Looking Statements. (Incorporated by reference to Exhibit 99-a to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
99-b	Report of Arthur Andersen LLP and Schedule II. (Incorporated by reference to Exhibit 99-b to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)

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

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
Dated: July 13, 2001	By:	/s/ RICHARD R. ROSCITT Richard R. Roscitt Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD R. ROSCITT Richard R. Roscitt	Chairman of the Board and Chief Executive Officer (principal executive officer)	Dated: July 13, 2001
/s/ ROBERT E. SWITZ Robert E. Switz	Senior Vice President, Chief Financial Officer (principal financial officer)	Dated: July 13, 2001
/s/ CHARLES T. ROEHRICK Charles T. Roehrick	Vice President, Controller (principal accounting officer)	Dated: July 13, 2001
John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
B. Kristine Johnson*	Director
Jean-Pierre Rosso*	Director
John D. Wunsch*	Director
Charles D. Yost*	Director
*By:	/s/ ROBERT E. SWITZ Robert E. Switz Attorney-in-fact	Dated: July 13, 2001

ADC Telecommunications, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended October 31, 2000

EXHIBIT INDEX

Exhibit Number	Description	Page
13-a	Portions of the 2000 Annual Report to Shareowners.
23-a	Consent of Arthur Andersen LLP.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART II
PART IV
SIGNATURES
EXHIBIT INDEX