Form 10-Q/A
period 2001-01-31
ADC TELECOMMUNICATIONS INC
filed 2001-07-13
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2
to
FORM 10–Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

OR

TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0–1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41–0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13625 Technology Drive, Eden Prairie, MN  55344-2252
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

With respect to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2001, we hereby amend the following: (1) Item I to add a note regarding the components of our non-cash stock compensation expense in the Consolidated Statements of Income— Unaudited and (2) Item 3 to expand upon the potential volatility of our common stock investments in other publicly traded companies contained in our investment portfolio.  No other amendments to our Quarterly Report on Form 10-Q are being made through this filing.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – UNAUDITED

(In millions)

ASSETS

	January 31, 2001	October 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$153.9	$217.3
Available for sale securities	557.8	1,136.9
Accounts receivable	622.9	702.7
Inventories	536.9	486.1
Prepaid income taxes and other assets	406.9	107.9
Total current assets	2,278.4	2,650.9

PROPERTY AND EQUIPMENT, net	682.6	608.6

OTHER ASSETS, principally goodwill	761.0	711.0
	$3,722.0	$3,970.5

LIABILITIES AND SHAREOWNERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$232.1	$211.3
Accrued liabilities	357.9	435.7
Accrued income taxes	353.7	365.8
Notes payable and current maturities of long–term debt	186.5	28.5
Total current liabilities	1,130.2	1,041.3

LONG–TERM DEBT, less current maturities	15.0	16.5
Total liabilities	1,145.2	1,057.8

SHAREOWNERS' INVESTMENT
(780.8 and 770.3 shares outstanding, respectively)	2,576.8	2,912.7
	$3,722.0	$3,970.5

See accompanying notes to consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – UNAUDITED

(In millions, except earnings per share)

	Three Months Ended January 31,
	2001	2000
NET SALES	$804.8	$593.9

COST OF PRODUCT SOLD	496.1	315.3

GROSS PROFIT	308.7	278.6

EXPENSES:
Research and development	76.5	75.2
Selling and administration	174.8	129.8
Goodwill amortization	17.6	5.6
Non–recurring charges	33.3	--
Non-cash stock compensation(1)	4.9	0.6

Total expenses	307.1	211.2

OPERATING INCOME	1.6	67.4

OTHER INCOME (EXPENSE), NET:
Interest	0.9	4.5
Other	1.8	(3.5)

INCOME BEFORE INCOME TAXES	4.3	68.4

PROVISION FOR INCOME TAXES	2.1	15.3

NET INCOME	$2.2	$53.1
AVERAGE COMMON SHARES OUTSTANDING (BASIC)	772.7	699.7

EARNINGS PER SHARE (BASIC)	$0.00	$0.08

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	803.2	730.1

EARNINGS PER SHARE (DILUTED)	$0.00	$0.07

(1)	Non-cash stock compensation expense resulted from stock options and restricted stock converted in connection with the Centigram and Broadband Access Systems acquisitions. We do not incur any other non-cash stock compensation expense in the ordinary course of business. If we had reported this non-cash stock compensation in existing expense categories, research and development expense and selling and administration expense would have increased by $1.8 million and $3.1 million, respectively, for the three months ended January 31, 2001 and $0.4 million and $0.2 million, respectively, for the three months ended January 31, 2000.

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

Note 2               Inventories: Inventories include material, labor and overhead and are stated at the lower of first–in, first–out cost or market. Inventories consisted of (in millions):

	January 31, 2001	October 31, 2000
Purchased materials and manufactured products	$507.2	$452.4
Work–in–process	29.7	33.7
	$536.9	$486.1

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

	Three Months Ended January 31,
	2001	2000
Net income	$2.2	$53.1
Earnings per common share (basic)	$0.00	$0.08
Earnings per common share (diluted)	$0.00	$0.07
Weighted average common shares outstanding (basic)	772.7	699.7
Effect of dilutive securities - stock Options	30.5	30.4
Weighted average common shares outstanding (diluted)	803.2	730.1

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

Segment Information (In millions)
	Broadband Connectivity	Broadband Access and Transport	Integrated Solutions	Unallocated Items	Consolidated
Three months ended January 31, 2001:
External Sales	$420.0	$229.7	$155.1	$--	$804.8
Operating Income (Loss)	150.0	(37.1)	(18.1)	(93.2)(1)	1.6

Three months ended January 31, 2000:
External Sales	$267.0	$218.7	$107.8	$0.4	$593.9
Operating Income (Loss)	101.5	(32.9)	8.5	(9.7)	67.4

(1)         Excluding goodwill amortization and certain other income/(expense) items, includes non-cash stock compensation charges of $4.9 million and non-recurring and other restructuring related charges of $76.4 million. (See Note 7).

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

	Cost of Sales Charges	Non– recurring Charges	Selling and Administration Charges	Total
Inventory and committed sales contracts	$36.3	$--	$--	$36.3
Employee severance costs	--	18.0	--	18.0
Fixed asset write-downs	--	9.4	--	9.4
Contract termination costs	--	--	5.4	5.4
Other	--	5.9	1.4	7.3
Total	$36.3	$33.3	$6.8	$76.4

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

                           As documented in the Liquidity and Capital Resources section as well as Note 4 to the Unaudited Consolidated Financial Statements, we own common stock in several publicly held companies in the telecommunications or technology industries. Due to material changes in the fair value of such common stock, we have recorded a $400.3 million unrealized loss, $252.2 million net of income tax effects, in shareowners’ investment as of January 31, 2001. Assuming an immediate decrease of 20% and 50% in the portfolio stock price from the closing price on January 31, 2001, the hypothetical reduction in shareowners’ investment related to these holdings is estimated to be $66.1 million and $165.2 million, respectively (net of income tax effects), or 2.6% and 6.4%, respectively, of total shareowners’ investment at January 31, 2001.

SIGNATURES

                           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2001	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
Robert E. Switz
Senior Vice President, Chief Financial Officer