Form 10-Q/A
period 2001-04-30
ADC TELECOMMUNICATIONS INC
filed 2001-07-13
CIK 61478

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

Commission file number 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0743912 (I.R.S. Employer Identification No.)
13625 Technology Drive, Eden Prairie, MN (Address of principal executive offices)	55344-2252 (Zip code)

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

    With respect to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2001, we hereby amend the following: (1) Item 1 to add a note regarding the components of our non-cash stock compensation expense in the Condensed Consolidated Statements of Operations—Unaudited; (2) Item 3 to expand upon the potential volatility of our common stock investments in other publicly traded companies contained in our investment portfolio and (3) Exhibit 99-a to update the risk factors contained in our Cautionary Statement Regarding Forward-Looking Statements. No other amendments to our Quarterly Report on Form 10-Q are being made through this filing.

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

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2001	2000	2001	2000
NET SALES	$652.4	$770.6	$1,463.7	$1,364.5
COST OF PRODUCT SOLD	530.1	407.3	1,030.6	722.7

GROSS PROFIT	122.3	363.3	433.1	641.8

EXPENSES:
Research and development	82.6	82.7	162.9	157.9
Selling and administration	235.1	156.0	415.2	286.0
Goodwill amortization	17.0	6.4	34.7	11.9
Impairment charges	401.5	—	401.5	—
Non-recurring charges	75.4	8.8	108.7	8.8
Non-cash stock compensation (1)	4.9	1.2	9.8	1.8

Total expenses	816.5	255.1	1,132.8	466.4

OPERATING INCOME (LOSS)	(694.2)	108.2	(699.7)	175.4
OTHER INCOME (EXPENSE), NET:
Interest	(0.7)	5.6	(0.1)	10.2
Loss on write-down or sale of investments, net	(754.1)	—	(761.6)	—
Gain on sale of a business	—	328.6	—	328.6
Gain on conversion of investment	—	722.6	—	722.6
Other	(10.2)	(1.8)	(8.4)	(5.3)

INCOME (LOSS) BEFORE INCOME TAXES	(1,459.2)	1,163.2	(1,469.8)	1,231.5
PROVISION (BENEFIT) FOR INCOME TAXES	(414.0)	444.9	(417.0)	460.2

NET INCOME (LOSS)	$(1,045.2)	$718.3	$(1,052.8)	$771.3

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	786.0	708.0	783.9	704.7

EARNINGS (LOSS) PER SHARE (BASIC)	$(1.33)	$1.01	$(1.34)	$1.09

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	786.0	746.1	783.9	740.2

EARNINGS (LOSS) PER SHARE (DILUTED)	$(1.33)	$0.96	$(1.34)	$1.04

(1)
Non-cash stock compensation expense resulted from stock options and restricted stock converted in connection with the Centigram and Broadband Access Systems acquisitions. We do not incur any other non-cash stock compensation expense in the ordinary course of business. If we had reported this non-cash stock compensation in existing expense categories, research and development expense and selling and administration expense would have increased by $2.0 million and $2.9 million, respectively, for the three months ended April 30, 2001, $0.7 million and $0.5 million, respectively, for the three months ended April 30, 2000, $3.8 million and $6.0 million, respectively, for the six months ended April 30, 2001 and $1.1 million and $0.7 million, respectively, for the six months ended April 30, 2000.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations; any statements regarding the continuation of historical trends; any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs; any statements regarding the effect of regulatory changes; and any statements regarding the economy in general or the future of the communications equipment industry and communications services on our business. We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, overall demand for our products and services; the demand for particular products or services within the overall mix of products sold, as our products and services have varying profit margins; changing market conditions and growth rates within our industry or generally within the economy; volatility in the stock market; new competition and technologies; increased costs associated with protecting intellectual property rights; availability of materials to make products; the impact of customer financing activities; our ability to successfully integrate the operations of acquired companies with our historic operations; retention of key employees; fluctuations in our operating results; pressures on the pricing of the products and services we offer; and other risks and uncertainties, including those identified in Exhibit 99-a to this Form 10-Q/A. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    As described in Liquidity and Capital Resources as well as Note 4 to the unaudited condensed consolidated financial statements, we own common stock in several publicly held companies in the telecommunications or technology industries. Due to material changes in the fair value of such common stock, we have recorded a $169.1 million unrealized gain, $106.5 million net of income tax effects, in shareowners' investment as of April 30, 2001. Assuming an immediate decrease of 20% and 50% in the portfolio stock price from the closing price on April 30, 2001, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $38.8 million and $97.4 million, respectively (net of income tax effects), or 1.8% and 4.5%, respectively, of total shareowners' investment at April 30, 2001. In May 2001, we entered into costless collar arrangements to minimize the impact of a potential decrease in the market value of our entire investment in Redback Networks and ONI Systems, thereby reducing the market risk with respect to these investments. These investments have a book and cost basis of approximately $85.2 million and $7.0 million, respectively. The collar provides us with a floor value of approximately $213.0 million if held to maturity while allowing us to participate in up to approximately $283.7 million in further appreciation above the floor value. The collar limits our exposure to, and benefits from, price fluctuations in the underlying Redback Networks and ONI Systems stock. The collars are designated as cash flow hedges of the underlying stock; therefore, all changes in the market value of the collars and the underlying stock are included as a component of Shareowners' Investment.

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
4-d
Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, by and between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
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
99-a	Cautionary Statement Regarding Forward-Looking Statements.

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
Robert E. Switz Senior Vice President, Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2001

Exhibit No.	Description
99-a	Cautionary Statement Regarding Forward-Looking Statements.

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
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES