Form 10-Q
period 2001-07-31
ADC TELECOMMUNICATIONS INC
filed 2001-09-14
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

    Common stock, $.20 par value: 789,490,198 shares as of September 10, 2001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	July 31, 2001	October 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145.0	$217.3
Available-for-sale securities	128.1	1,136.9
Accounts receivable, net	422.8	702.7
Inventories, net	401.0	486.1
Prepaid and other current assets	281.0	107.9

Total current assets	1,377.9	2,650.9
PROPERTY AND EQUIPMENT, net	734.1	608.6
OTHER ASSETS:
Deferred tax assets	284.2	52.4
Other, principally goodwill	300.8	658.6

	$2,697.0	$3,970.5

LIABILITIES AND SHAREOWNERS' INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$179.2	$211.3
Accrued compensation and benefits	112.3	233.4
Other accrued liabilities	361.0	202.3
Accrued income taxes	—	365.8
Notes payable and current maturities of long-term debt	1.7	28.5

Total current liabilities	654.2	1,041.3
LONG-TERM DEBT, less current maturities	3.7	16.5
Other long-term liabilities	6.1	—

Total liabilities	664.0	1,057.8

SHAREOWNERS' INVESTMENT
(789.3 and 770.3 shares outstanding, respectively)	2,033.0	2,912.7

	$2,697.0	$3,970.5

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
NET SALES	$547.5	$891.4	$2,011.2	$2,255.9
COST OF PRODUCT SOLD	369.8	442.9	1,400.4	1,165.6

GROSS PROFIT	177.7	448.5	610.8	1,090.3

EXPENSES:
Research and development	66.1	84.1	229.0	242.0
Selling and administration	152.3	177.2	567.5	463.2
Goodwill amortization	11.3	7.9	46.0	19.8
Impairment charges	6.5	—	408.0	—
Non-recurring charges	35.5	115.0	144.2	123.8
Non-cash stock compensation(1)	4.5	2.5	14.3	4.3

Total expenses	276.2	386.7	1,409.0	853.1

OPERATING INCOME (LOSS)	(98.5)	61.8	(798.2)	237.2
OTHER INCOME (EXPENSE), NET:
Interest	(3.9)	4.2	(4.0)	14.4
Gain (loss) on write-down or sale of investments, net	15.6	—	(746.0)	—
Gain on sale of a business	5.9	—	5.9	328.6
Gain on conversion of investment	—	—	—	722.6
Other	(5.9)	(0.9)	(14.3)	(6.2)

INCOME (LOSS) BEFORE INCOME TAXES	(86.8)	65.1	(1,556.6)	1,296.6
PROVISION (BENEFIT) FOR INCOME TAXES	(28.7)	55.5	(445.8)	515.7

NET INCOME (LOSS)	$(58.1)	$9.6	$(1,110.8)	$780.9

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	787.8	715.1	785.5	710.4

EARNINGS (LOSS) PER SHARE (BASIC)	$(0.07)	$0.01	$(1.41)	$1.10

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	787.8	758.8	785.5	750.0

EARNINGS (LOSS) PER SHARE (DILUTED)	$(0.07)	$0.01	$(1.41)	$1.04

(1)
Non-cash stock compensation expense resulted from stock options and restricted stock converted in connection with the Centigram and Broadband Access Systems acquisitions. We do not incur any other non-cash stock compensation expense in the ordinary course of business. If we had reported this non-cash stock compensation in existing expense categories, research and development expense and selling and administration expense would have increased by $2.5 million and $2.0 million, respectively, for the three months ended July 31, 2001, $1.3 million and $1.2 million, respectively, for the three months ended July 31, 2000, $6.3 million and $8.0 million, respectively, for the nine months ended July 31, 2001 and $2.4 million and $1.9 million, respectively, for the nine months ended July 31, 2000.

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Nine Months Ended July 31,
	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$(1,110.8)	$780.9
Adjustments to reconcile net income (loss) to net cash from operating activities—
Depreciation and amortization	141.9	97.4
Provision for losses on receivables	63.8	2.9
Inventory reserves	64.4	21.1
Write-down of purchased in-process research and development	—	22.8
Write-down of inventory, property and equipment and goodwill	489.9	1.4
Non-cash stock compensation	14.3	4.3
Deferred income taxes	(349.8)	(2.5)
Gain on ownership of investments	(3.7)	—
Loss on write-down of investment portfolio	814.8	—
Gain on sale of investments	(76.3)	—
Gain on conversion of investment	—	(722.6)
Gain on sale of business	(5.9)	(328.6)
Other, net	9.8	14.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	243.4	(193.0)
Inventories	(20.6)	(152.7)
Prepaid and other assets	(145.0)	10.5
Accounts payable	(46.9)	76.5
Accrued liabilities	(71.2)	428.5

Total cash provided by operating activities	12.1	61.6

INVESTMENT ACTIVITIES:
Acquisitions, net of cash acquired	(48.7)	(314.1)
Divestitures, net of cash disposed	23.6	—
Property and equipment additions	(220.2)	(230.4)
Sale of available-for-sale securities, net	165.9	156.1
(Purchase)/Sale of long-term investments, net	(2.8)	29.1

Total cash used for investment activities	(82.2)	(359.3)

FINANCING ACTIVITIES:
Borrowings (repayments) of debt	(34.6)	32.2
Common stock issued	33.9	200.7

Total cash (used for) provided by financing activities	(0.7)	232.9

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1.5)	(3.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(72.3)	(67.9)
CASH AND CASH EQUIVALENTS, beginning of period	217.3	279.0

CASH AND CASH EQUIVALENTS, end of period	$145.0	$211.1

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In millions, except earnings per share)

	3rd Quarter 2001	2nd Quarter 2001	1st Quarter 2001	4th Quarter 2000
NET SALES	$547.5	$652.4	$811.3	$1,032.0
COST OF PRODUCT SOLD	369.8	530.1	500.5	513.4

GROSS PROFIT	177.7	122.3	310.8	518.6

EXPENSES:
Research and development	66.1	82.6	80.3	96.0
Selling and administration	152.3	235.1	180.1	202.5
Goodwill amortization	11.3	17.0	17.7	14.4
Impairment charges	6.5	401.5	—	—
Non-recurring charges	35.5	75.4	33.3	34.2
Non-cash stock compensation	4.5	4.9	4.9	42.8

Total expenses	276.2	816.5	316.3	389.9

OPERATING INCOME (LOSS)	(98.5)	(694.2)	(5.5)	128.7
OTHER INCOME (EXPENSE), NET:
Interest	(3.9)	(0.7)	0.6	5.1
Gain (loss) on write-down or sale of investments, net	15.6	(754.1)	(7.5)	—
Gain on sale of a business	5.9	—	—	—
Other	(5.9)	(10.2)	1.8	30.0

INCOME (LOSS) BEFORE INCOME TAXES	(86.8)	(1,459.2)	(10.6)	163.8
PROVISION (BENEFIT) FOR INCOME TAXES	(28.7)	(414.0)	(3.0)	76.7

NET INCOME (LOSS)	$(58.1)	$(1,045.2)	$(7.6)	$87.1

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	787.8	786.0	782.8	733.9

EARNINGS (LOSS) PER SHARE (BASIC)	$(0.07)	$(1.33)	$(0.01)	$0.12

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	787.8	786.0	782.8	781.6

EARNINGS (LOSS) PER SHARE (DILUTED)	$(0.07)	$(1.33)	$(0.01)	$0.11

See accompanying notes to condensed consolidated financial statements

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

    All historical financial information has been restated to reflect the acquisitions of PairGain Technologies, Inc. and Broadband Access Systems, Inc. which were completed in the third quarter and fourth quarter of fiscal year 2000, respectively, and were accounted for as poolings of interests.

    The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of management, for a fair statement of the results for the interim periods. The operating results for the quarter and nine months ended July 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based on its fair value. SFAS 142 is effective in fiscal year 2003, although earlier adoption is permitted. We are currently evaluating the potential effect of the implementation of these two standards on our financial condition and results of operations. It is currently our intention to adopt these standards beginning in fiscal 2002.

Note 2 Inventories:

    Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of:

	July 31, 2001	October 31, 2000
	(In millions)
Purchased materials and manufactured products	$367.4	$452.4
Work-in-process	33.6	33.7

	$401.0	$486.1

Note 3 Acquisitions:

    On November 20, 2000, we acquired France Electronique S.A.'s telecom systems integration business based near Paris, France. France Electronique's systems integration services enable communications service providers to offer applications that integrate Internet, e-mail, voicemail, fax and voice services for delivery to wireless and wireline communication devices. We paid $44 million in cash to complete the transaction, which was accounted for using the purchase method. The value of the transaction is primarily goodwill and is being amortized over seven years using the straight-line method. Operations of France Electronique have been included in our operations since the date of acquisition.

    On February 26, 2001, we acquired all of the outstanding equity interests in CommTech Corporation, a Cranbury, New Jersey-based company. CommTech is a provider of end-to-end service order management, provisioning and activation software for communications service providers. In the transaction, we issued approximately 11.65 million shares of our common stock to CommTech's shareholders. We also converted all outstanding CommTech stock options into options to acquire approximately 1.6 million shares of our common stock. The transaction was accounted for as a pooling of interests. Since the historical operations of CommTech were not material to our consolidated operations or financial position, prior period annual financial statements were not restated for this acquisition.

Note 4 Comprehensive Income (Loss):

    The following table presents the calculation of comprehensive income (loss). Comprehensive income (loss) has no impact on our net income (loss). The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
	(In millions)
Net income (loss)	$(58.1)	$9.6	$(1,110.8)	$780.9
Changes in cumulative translation adjustments	1.2	(0.5)	2.9	(7.3)
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	(0.3)	0.4	2.3	1.0
Reclassification adjustment for realized losses on securities classified as available for sale, net of tax	26.4	—	499.9	—
Unrealized loss from securities classified as available for sale, net of tax	(86.8)	382.1	(567.6)	229.0

Comprehensive income (loss)	$(117.6)	$391.6	$(1,173.3)	$1,003.6

    In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a $26.7 million ($16.8 million net of tax) and $814.8 million ($513.3 million net of tax) non-cash loss on a lower-of-cost-or-market write-down on various equity investments in our portfolio of marketable equity securities during the three and nine months ended July 31, 2001, respectively. This was a result of the downturn in market conditions in the technology and telecommunication sectors of the market.

    On February 22, 2001, Siemens and Efficient Networks, Inc. entered into a definitive merger agreement. Pursuant to the merger agreement, Siemens purchased all of the outstanding shares of Efficient Networks for $23.50 in cash per share. As a result of the merger, we recorded a gain of approximately $34.0 million ($21.0 million net of tax) from the sale of approximately 1.8 million shares of Efficient Networks owned by us in the second quarter of fiscal 2001. This gain, together with the gains described in the following three paragraphs, was recorded as an offset to the loss on the write-down of our marketable equity securities portfolio described in the preceding paragraph.

    On July 19, 2001, America Online, Inc. acquired InfoInterActive, Inc. Under the terms of the acquisition agreement, AOL acquired all of the outstanding shares of InfoInterActive for $1.42 in cash per share. As a result of the acquisition, we recorded a gain of approximately $2.1 million ($1.3 million net of tax) from the sale of approximately 1.5 million shares of InfoInterActive owned by us in the third quarter of fiscal 2001.

    In the third quarter of fiscal 2001, we sold 3.4 million shares of our investment in Redback Networks and 1.6 million shares of our investment in ONI Systems. Prior to sale, these shares had a cost basis of $62.8 million and $1.4 million, respectively. Upon the sale of the Redback Networks shares, we recognized a $44.6 million loss ($28.1 million net of tax), and upon the sale of the ONI Systems shares, we recognized a $29.6 million gain ($18.6 million net of tax).

    In the third quarter of fiscal 2001, we also entered into cashless collar arrangements to minimize the impact of a potential decrease in the market value of portions of our investments in Redback Networks and ONI Systems. These cashless collar arrangements are contracts entered into with third party financial institutions whereby the financial institution guarantees a certain floor value of the securities if held to maturity while simultaneously permitting us to participate in a certain amount of appreciation above the floor value. The financial institutions, independent of us, engage in certain hedging transactions to manage their risk associated with these arrangements. During the third quarter, these arrangements were terminated in connection with the sale of a portion of the underlying investments during the quarter. As a result, we recognized a cash gain of $55.2 million ($34.8 million net of tax) on the sale of the collars.

    We continue to own a minority interest in the following publicly held companies. These investments are stated at market value with the aggregate valuation adjustments from the aggregate cost basis classified in shareowners' investment. As of July 31, 2001, the market value of these investments was as follows (in millions):

ONI Systems Corp.	$55.2
GlobeSpan, Inc.	37.9
Redback Networks, Inc.	6.6
Vyyo, Inc.	2.9
InterWAVE Communications International Ltd.	0.6

Total	$103.2

    In addition, we own an approximate 22% interest in MIND C.T.I. Ltd. As of July 31, 2001, our investment in MIND had a market value of approximately $11.7 million. This investment is accounted for using the equity method. Under the equity method, a pro rata portion of MIND's profits or losses is reflected in our consolidated income statement.

    As of the end of the third quarter of fiscal 2001, we have entered into cashless collar arrangements to minimize the impact of a potential decrease in the market value of our investment in GlobeSpan and ONI Systems. These investments have a cost basis of approximately $37.4 million. The ONI Systems collar provides us with an aggregate floor value of approximately $82.3 million if held to maturity while allowing us to participate in up to approximately $109.0 million in further appreciation above the floor value. The GlobeSpan collar provides us with an aggregate floor value of approximately $35.3 million if held to maturity with no opportunity to participate in further appreciation above the floor value. These collars limit our exposure to, and benefits from, price fluctuations in the underlying GlobeSpan and ONI Systems stock. The collars are designated as cash flow hedges of the underlying stock; therefore, all changes in the market value of the collars and the underlying stock are included as a component of comprehensive income (loss) and are reflected in shareowners' investment. As of July 31, 2001, the market value of these collar arrangements was $18.1 million.

Note 5 Earnings (Loss) Per Share:

    Basic earnings (loss) per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings (loss) per share calculations for the periods ended July 31, 2001 and 2000:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2001	2000	2001	2000
	(In millions, except earnings (loss) per share)
Net income (loss)	$(58.1)	$9.6	$(1,110.8)	$780.9
Earnings (loss) per common share (basic)	$(0.07)	$0.01	$(1.41)	$1.10
Earnings (loss) per common share (diluted)	$(0.07)	$0.01	$(1.41)	$1.04
Weighted average common shares outstanding (basic)	787.8	715.1	785.5	710.4
Effect of dilutive securities—stock options	—	43.7	—	39.6

Weighted average common shares outstanding (diluted)	787.8	758.8	785.5	750.0

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

Segment Information (In millions)

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(1)	Consolidated
Three Months Ended July 31, 2001
External sales	$404.6	$144.0	$(1.1)	$547.5
Operating income (loss)	(32.9)	(10.2)	(55.4)	(98.5)
Three Months Ended July 31, 2000
External sales	$767.1	$124.3	$—	$891.4
Operating income (loss)	197.4	3.9	(139.5)	61.8

Segment Information (In millions)

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(1)	Consolidated
Nine Months Ended July 31, 2001
External sales	$1,551.2	$461.1	$(1.1)	$2,011.2
Operating income (loss)	(40.3)	(65.9)	(692.0)	(798.2)
Nine Months Ended July 31, 2000
External sales	$1,910.6	$344.3	$1.0	$2,255.9
Operating income (loss)	401.8	10.4	(175.0)	237.2

(1)
Includes goodwill amortization, non-cash stock compensation charges, non-recurring charges and impairment charges not otherwise allocated to any segment.

Note 7 Non-Recurring and Other Restructuring Related Charges:

    During the first quarter of fiscal 2001, we launched an initiative to focus our business on core operations and improve our operating performance by restructuring and streamlining operations. This initiative includes the discontinuance of product lines, an intention to sell, harvest, or exit non-strategic businesses and the consolidation of unproductive and duplicate facilities. In the first quarter of fiscal 2001, we began to take aggressive actions to achieve more cost-efficient operations. This initiative will continue throughout fiscal 2001, and additional restructuring expenses are expected to be incurred in the fourth quarter of fiscal 2001 in amounts that have not yet been determined. Certain actions may not be completed until sometime during fiscal 2002. As a result of the actions taken as part of this initiative, we have recorded non-recurring charges and restructuring related charges of $33.9 million ($21.0 million net of tax) and $227.8 million ($147.5 million net of tax) during the three and nine months ended July 31, 2001, respectively. An additional $2.1 million ($2.0 million net of tax) and $9.0 million ($7.2 million net of tax) related to acquisition integration and other acquisition costs were also incurred during the three and nine months ended July 31, 2001, respectively. The non-cash portion of these charges before tax was $1.6 million and $77.2 million for the three and nine months ended

July 31, 2001, respectively. Non-recurring and restructuring related charges by category of expenditures are as follows for the three and nine months ended July 31, 2001 (in millions):

Three Months Ended July 31, 2001	Cost of Products Sold	Non-recurring Charges	Selling and Administrative Charges	Total
Employment termination costs	$—	$29.7	$—	$29.7
Facilities consolidation	—	2.0	—	2.0
Inventory and committed sales contracts	0.4	—	—	0.4
Fixed asset write-downs	—	1.7	—	1.7
Committed sales contracts—administrative	—	—	0.1	0.1
Integration and acquisition costs	—	2.1	—	2.1

Total	$0.4	$35.5	$0.1	$36.0

Nine Months Ended July 31, 2001	Cost of Products Sold	Non-recurring Charges	Selling and Administrative Charges	Total
Employment termination costs	$—	$72.9	$—	$72.9
Facilities consolidation	—	42.2	—	42.2
Inventory and committed sales contracts	64.9	—	—	64.9
Fixed asset write-downs	—	19.0	—	19.0
Committed sales contracts—administrative	—	—	24.5	24.5
Integration and acquisition costs	—	9.0	—	9.0
Other	—	1.1	3.2	4.3

Total	$64.9	$144.2	$27.7	$236.8

    Employment termination costs relate to headcount reductions resulting from the closure of facilities, elimination of product lines and general terminations attributable to reduced sales forecasts. In the current fiscal year, we expect to reduce our headcount by approximately 9,500 through reductions in workforce, elimination of contractor positions and unreplaced attrition. The costs of these reductions will be funded through cash from operations. As of the end of the third quarter, this headcount reduction of 9,500 positions had been substantially completed. Approximately 6,300 of these reductions were from employee terminations due to reductions in force, with the remainder resulting from elimination of contractor positions and attrition. These reductions have impacted all business segments and geographic regions.

    Facilities consolidation costs represent lease termination costs and other costs associated with our decision to consolidate and close unproductive, duplicative or excess manufacturing and office facilities.

    Inventory and committed sales contract related charges represent losses incurred to write down the carrying value of inventory and the direct costs of exiting and maintaining certain committed sales contracts for product lines that have been discontinued. Revenues and gross margins from these product lines are not material to our consolidated operations.

    The write-down of fixed assets primarily relates to fixtures and equipment that will no longer be used as a result of the discontinuation of certain product lines. These fixtures and equipment have been written down to their estimated realizable value. By centralizing certain key functional areas and exiting certain unprofitable product lines, we intend to increase operating efficiencies and reduce operating expenses.

    Committed sales contracts—administrative represents the administrative expenses necessary to complete or negotiate settlements with respect to certain committed sales contacts, which costs would normally be classified as selling and administration expense. These costs are a direct result of our decision to exit certain product lines.

    The following table provides detail on the activity and remaining restructuring accrual balance by category as of July 31, 2001.

Type of Charge	Initial Charges	Net Additions	Cash Charges	Non-cash Charges	Reserve July 31, 2001
Employment termination costs	$43.2	$29.7	$36.2	$—	$36.7
Facilities consolidation	40.2	2.0	4.3	—	37.9
Inventory and committed sales contracts	64.5	0.4	2.8	23.3	38.8
Fixed asset write-downs	17.3	1.7	—	19.0	—
Committed sales contracts—administrative	24.4	0.1	6.8	—	17.7
Integration and acquisition costs	6.9	2.1	9.0	—	—
Other	4.3	—	2.3	0.9	1.1

Total	$200.8	$36.0	$61.4	$43.2	$132.2

    There have been no material adjustments to these accruals as of July 31, 2001.

    Impairment Charges:  As a result of our intention to sell, harvest or exit non-strategic businesses and the consolidation of unproductive and duplicate facilities, we evaluated the intangibles and long-lived assets associated with the non-strategic businesses for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." We used estimates of undiscounted cash flows to evaluate any possible impairment of long-lived assets and intangibles. As a result of this evaluation, we concluded that a significant impairment of intangibles as well as long-lived assets had occurred. We used discounted cash flow models or estimated market values obtained from appropriate external sources to determine the fair value of the assets. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to our estimated cost of capital, which is also the rate we use in evaluating our business investment decisions and performance assessments. Because the estimated fair value was less than the carrying value of the assets, a non-cash impairment charge was required. Accordingly, we recorded an impairment charge of $6.5 million ($4.1 million net of tax) and $408.0 million ($372.9 million net of tax) for the three and nine months ended July 31, 2001, respectively. This charge consisted of goodwill write-downs associated with non-strategic businesses of $282.3 million ($278.0 million net of tax) for the nine months ended July 31, 2001 and impairment of long-lived assets within our non-strategic businesses of $6.5 million ($4.1 million net of tax) and $125.7 million ($94.9 million net of tax) for the three and nine months ended July 31, 2001, respectively. The fair value of the non-strategic businesses is based on management estimates, and actual impairment charges could vary significantly from these estimates.

Note 8 Income Tax:

    During the quarter ended April 30, 2001, we made an election for U.S. tax purposes that gave rise to a $240.0 million deferred tax asset. This election related to a business combination that was accounted for as a pooling of interests. Therefore, the recognition of this tax asset was recorded as an increase to paid-in capital.

Note 9 Divestitures:

    During the third quarter of fiscal 2001, we completed the sale of certain cable assets to C-COR.net, a global provider of broadband technology and services, for approximately $32 million inclusive of certain liabilities assumed by C-COR.net. Assets included in the sale include the Optiworx family of transport products for hybrid fiber/coax applications and the DV 6000/6400 line of high quality, uncompressed digital video products. The sale includes operations in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These assets generated annual net sales of approximately $168.6 million in fiscal 2000 and $81.4 million in net sales for the nine months ended July 31, 2001. We plan to use the proceeds from this transaction primarily to retire any outstanding long-term debt and for general corporate purposes. As a result of this divestiture, we recorded a gain on the sale of approximately $5.9 million ($3.7 million net of tax). The fair value of the net assets sold, as well as the related gain, was partially based on some preliminary estimates and may be revised at a later date.

Note 10 Subsequent Events:

    On September 1, 2001, we completed the sale of our Access Products Division and Broadband Wireless Group assets to Platinum Equity, LLC, a privately held firm specializing in mission critical technology companies. The sale of these two units includes ATM access concentrators and multiplexers, service delivery units (ServicePoint), and data service units/channel service units (DataSMART/FrameVision) as well as broadband wireless access systems (Axity) and broadcast television transmission systems. Also included in the sale are facilities located in Portland, Oregon and McMurray, Pennsylvania. These assets generated annual net sales of approximately $228.8 million in fiscal 2000 and $106.3 million in net sales for the nine months ended July 31, 2001. The terms of this transaction were not disclosed by the parties, and the value of the transaction was not material to us.

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

    Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators, communications equipment manufacturers and distributors. We offer optical and copper connectivity systems/components, broadband access and network equipment, software and integration services to our customers through the following two operating segments: (1) Broadband Infrastructure and Access; and (2) Integrated Solutions. In April 2001, we announced the realignment of our business segments with our key strategic technologies as part of our initiative to focus on our core business operations and improve our operating performance by restructuring and streamlining these operations. At that time, we formed the Broadband Infrastructure and Access segment by consolidating the former Broadband Connectivity and Broadband Access and Transport segments. The Broadband Infrastructure and Access segment is focused primarily on optics, DSL, IP cable and broadband connectivity products. Integrated Solutions remains focused on software and systems integration services.

    Broadband Infrastructure and Access products consist of connectivity devices that provide the physical contact points needed to connect different communications network elements and gain access to communications system channels, as well as access and transport systems that enable broadband, multiservice delivery capabilities within service provider networks. Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing such channels within service providers' serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks. These products also include passive and active optical components, as well as wireless components. Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable, optical and wireless networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet and wireless communications networks to deliver Internet, data, video and voice services to businesses and consumers.

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

    We believe that broadband, multiservice communications networks represent a key enabling capability for meeting the information needs of businesses and consumers around the world. The rapid growth of the Internet has driven the need for broadband network infrastructure. We believe consumers increasingly find dial-up modem speeds unacceptable for current Internet and Web-based applications. Further, we believe that new or future applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high-speed imaging will drive even more people to use broadband communication services. We believe that the global deregulation of communications markets is transforming traditional communications service providers into integrated communications providers. Traditional communications service providers offer only a limited selection of Internet, data, video or voice services, each on a separate network connection and a separate customer bill. Integrated communications providers operate broadband, multiservice networks that offer faster, cost-effective and integrated Internet, data, video and voice services over a single high-speed network connection while sending only one bill for all of the services the customer uses. Due to deregulation, service providers now compete for customers by offering bundles of different communications services over cost-effective networks. As a result of competition among communications service providers to obtain and retain customers with bundled services, we believe there is a large potential global market for fiber optics, broadband access and network equipment, software and integration services to build and upgrade broadband, multiservice networks.

    Our recent operating results have been adversely affected by the recent downturn in general economic conditions, particularly in the communications industry. In this economic environment, many of our communications service provider customers have deferred capital spending and reduced their telecommunications equipment purchases, and have announced plans to further reduce capital expenditures in fiscal 2002. The effect of these developments has been most pronounced in the U.S. market. As a result of these economic conditions, we expect that our future net sales will not grow at a rate experienced in previous periods. If the current economic conditions in the United States do not improve, or if we experience a worsening global economic slowdown, we may continue to experience adverse effects on our business, operating results and financial condition.

    Our growth is dependent on our ability to successfully develop and commercially introduce new products in each of our operating segments and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive and, accordingly, there can be no assurance that our new or enhanced products and services will meet with market acceptance or be profitable. The growth in the market for broadband communications products and services is dependent on a number of factors, including the availability of capital to communications service providers and the amount of capital expenditures by communications service providers, and end-user demands for integrated Internet, data, video, voice and other communications services.

    Our operating results may fluctuate significantly from quarter to quarter due to several factors, and results of operations described in this report may not be indicative of results to be achieved in future periods. As a result of our growth in past periods, our fixed costs have increased substantially. With increased levels of spending and the impact of long-term commitments, an inability to meet expected revenue levels in a particular quarter could have a material adverse impact on our operating results for that period because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Our expense levels are based in part on our management's expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be affected adversely. We expect that gross margins may be adversely affected by heightened price competition, increasing levels of service revenues as a percentage of total revenues, higher inventory balances, obsolescence and reserve charges, introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold. In addition, if product or related warranty costs associated with our products are greater than we have experienced, our gross margin may be adversely affected.

    Our results of operations are subject to seasonal factors. We historically have experienced a stronger demand for our products in the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year-end incentives, and have experienced a weaker demand for our products in the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. In fact, due to current economic conditions in the communications equipment and services market, we believe that it is likely that this historical trend will not continue in fiscal 2001. A more detailed description of these risk factors, as well as other risk factors associated with our business can be found in Exhibit 99-a to our Form 10-Q/A for the fiscal quarter ended April 30, 2001.

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

NON-RECURRING AND OTHER RESTRUCTURING RELATED CHARGES

    In connection with our initiative to focus our business on core operations and improve our operating performance by restructuring and streamlining operations, we recorded a $33.9 million charge to earnings ($21.0 million net of tax) in the three months ended July 31, 2001. For the current fiscal year, these charges total $227.8 million ($147.5 million net of tax) through July 31, 2001. An additional $2.1 million ($2.0 million net of tax) and $9.0 million ($7.2 million net of tax) of acquisition costs were recorded for the three and nine months ended July 31, 2001, respectively. In addition, we also incurred $6.5 million ($4.1 million net of tax) and $408.0 million ($372.9 million net of tax) in asset impairment write-downs related to the write-down of certain long-lived assets, including goodwill, during the three and nine months ended July 31, 2001. Impairment losses for goodwill and other long-lived assets were based upon the write-down to their fair value, which was estimated by external sources or by discounting expected future cash flows. In total, we recorded charges and write-downs of $42.5 million ($27.1 million net of tax) in the third fiscal quarter and $644.8 million ($527.7 million net of tax) for the nine months ended July 31, 2001. The non-cash portion of these charges before tax was $1.6 million and $479.4 million, respectively, for the three and nine months ended July 31, 2001.

    For the three months ended July 31, 2001, restructuring costs primarily related to involuntary workforce reductions of $29.7 million for approximately 2,700 employees, facility consolidations of $2.0 million, inventory and committed sales contract related charges of $0.4 million, fixed asset write-downs of $1.7 million, committed sales contracts—administrative costs of $0.1 million and acquisition and related integration costs of $2.1 million. For the nine months ended July 31, 2001, restructuring costs primarily related to involuntary workforce reduction of $72.9 million for approximately 6,300 employees, facility consolidations of $42.2 million, inventory and committed sales contract related charges of $64.9 million, fixed asset write-downs of $19.0 million, committed sales contracts—administrative costs of $24.5 million, acquisition and related integration costs of $9.0 million and other costs of $4.3 million. For the nine months ended July 31, 2001, the cash and non-cash portions of the restructuring charges were $61.4 million and $43.2 million, respectively. Restructuring charges that had not been incurred were $132.2 million as of July 31, 2001. See Note 7 of the unaudited condensed consolidated financial statements for a further discussion of these charges.

    In the current fiscal year, we expect to reduce our headcount by approximately 9,500 through reductions in workforce, elimination of contractor positions and unreplaced attrition. Workforce reductions impact all of our business segments and geographic regions. The costs of these reductions will be funded through cash from operations. As of the end of the third fiscal quarter, this headcount reduction of 9,500 positions had been substantially completed. Approximately 6,300 of these reductions were from employee terminations due to reductions in force, with the remainder resulting from elimination of contractor positions and attrition. For the three and nine months ended July 31, 2001, $13.5 million and $36.2 million, respectively, related to workforce reductions was paid from cash from operations.

    We do not expect significant cash savings from the restructuring plan in the current fiscal year. The restructuring plan presently is expected to yield cash savings of approximately $450.0 million annually, beginning in fiscal 2002. These savings, which are expected to be realized primarily in the form of lower manufacturing costs and operating expenses, largely relate to reduced labor costs and more focused operations. We intend to continue our initiative to discontinue product lines, sell, harvest or exit non-strategic businesses and take aggressive action to achieve more cost-efficient operations throughout the remainder of fiscal 2001. In addition, certain actions may not be completed until sometime in fiscal 2002. This initiative is expected to result in additional restructuring expenses in amounts that have not yet been determined.

RESULTS OF OPERATIONS

    The following table contains information regarding the percentage to net sales of certain income and expense items for the three and nine months ended July 31, 2001 and 2000 and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended July 31,		Nine Months Ended July 31,		Three Months Ended July 31, 2001	Nine Months Ended July 31, 2001
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%	(38.6)%	(10.8)%
Cost of product sold	(67.5)	(49.7)	(69.6)	(51.7)	(16.5)	20.1

Gross profit	32.5	50.3	30.4	48.3	(60.4)	(44.0)
Expenses:
Research and development	(12.1)	(9.4)	(11.4)	(10.7)	(21.4)	(5.4)
Selling and administration	(27.8)	(19.9)	(28.2)	(20.5)	(14.1)	22.5
Goodwill amortization	(2.1)	(0.9)	(2.3)	(0.9)	43.0	132.3
Impairment charges	(1.2)	—	(20.3)	—	N/A	N/A
Non-recurring charges	(6.5)	(12.9)	(7.2)	(5.5)	(69.1)	16.5
Non-cash stock compensation	(0.8)	(0.3)	(0.7)	(0.2)	80.0	232.6

Total expenses	(50.5)	(43.4)	(70.1)	(37.8)	(28.6)	65.2
Operating income (loss)	(18.0)	6.9	(39.7)	10.5	N/A	N/A
Other income (expense), net:
Interest	(0.7)	0.5	(0.2)	0.6	N/A	N/A
Gain (loss) on write-down or sale of investment, net	2.8	—	(37.1)	—	N/A	N/A
Gain on sale of a business	1.1	—	0.3	14.6	N/A	(98.2)
Gain on conversion of investment	—	—	—	32.0	N/A	N/A
Other	(1.1)	(0.1)	(0.7)	(0.2)	N/A	130.6

Income (loss) before income taxes	(15.9)	7.3	(77.4)	57.5	N/A	N/A
Provision (benefit) for income taxes	(5.3)	6.2	(22.2)	22.9	N/A	N/A

Net income (loss)	(10.6)%	1.1%	(55.2)%	34.6%	N/A	N/A

    Net Sales:  The following table sets forth our net sales for the quarters ended July 31, 2001 and 2000 for each of our functional operating segments described above (in millions):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2001		2000		2001		2000
Operating Segments	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	404.6	73.9	767.1	86.1	1,551.2	77.1	1,910.6	84.7
Integrated Solutions	144.0	26.3	124.3	13.9	461.1	22.9	344.3	15.3
Other	(1.1)	(0.2)	—	—	(1.1)	—	1.0	—
Total	$547.5	100.0%	$891.4	100.0%	$2,011.2	100.0%	$2,255.9	100.0%

    Net sales for the three and nine months ended July 31, 2001 were $547.5 million and $2,011.2 million, respectively, reflecting a 38.6% and 10.8% decrease over the comparable 2000 time periods. International revenues comprised approximately 28.5% and 26.8% of our sales for the three and nine months ended July 31, 2001 and 21.4% and 21.3% for the comparable 2000 time periods.

    During the three and nine months ended July 31, 2001, net sales of Broadband Infrastructure and Access products declined by 47.3% and 18.8% over the comparable 2000 time periods. The decrease in the third quarter of 2001 was substantially a result of lower sales for copper- and fiber- connectivity systems. Sales of most other products declined by smaller dollar amounts and percentages. Broadband Infrastructure and Access sales represent approximately 73.9% and 77.1% of our net sales for the three and nine months ended July 31, 2001.

    During the three and nine months ended July 31, 2001, Integrated Solutions net sales increased by 15.9% and 33.9% over the comparable 2000 time periods. Both systems integration services and software systems contributed to sales growth. Sales in systems integration services grew as a result of broadening our U.S. and European carrier and OEM customer base which resulted in market share gains in the quarter. We also benefited from the expansion of our presence into Europe due to the acquisitions of systems integration businesses in the United Kingdom and France during September 2000 and November 2000, respectively. Our sales growth in software systems resulted from the acquisitions of Centigram Communications, which was completed in July 2000, and CommTech, which was completed in February 2001.

    Gross Profit:  During the three months ended July 31, 2001 and 2000, gross profit percentages were 32.5% and 50.3%, respectively. During the nine months ended July 31, 2001 and 2000, gross profit percentages were 30.4% and 48.3%, respectively. These decreases were primarily the result of approximately $0.4 million and $64.9 million of inventory write-offs and other costs included in cost of product sold during the three and nine months ended July 31, 2001, respectively, to exit certain sales contracts as a result of the restructuring plans we have announced (see Note 7 to the unaudited condensed consolidated financial statements). In addition, gross profit for the current fiscal year has been affected by increased charges for higher operating reserves, which were taken in response to current market conditions. We anticipate that our future gross profit percentage will continue to be affected by many factors, including product mix, the timing of new product introductions and manufacturing volume.

    Operating Expenses:  Total operating expenses for the three months ended July 31, 2001 and 2000 were $276.2 million and $386.7 million, respectively, representing 50.5% and 43.4% of net sales, respectively. Total operating expenses for the nine months ended July 31, 2001 and 2000 were $1,409.0 million and $853.1 million, respectively, representing 70.1% and 37.8% of net sales, respectively. Included in the three-month operating expenses are non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges of $46.6 million and $117.5 million for the three months ended July 31, 2001 and 2000, respectively. Included in the nine-month operating expenses are non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges of $594.2 million and $128.1 million for the nine months ended July 31, 2001 and 2000, respectively. The 2001 non-recurring charges represent costs associated with initiatives to discontinue product lines that no longer fit our current focus and growth strategy as well as consolidating unproductive and duplicative facilities. Also included are non-cash stock compensation charges associated with our acquisitions of Broadband Access Systems, Inc. and Centigram Communications Corporation, which were both completed during fiscal year 2000. In addition, asset impairment charges are included as a result of evaluating certain long-lived assets, including goodwill. The 2000 non-recurring charges represent costs associated with our acquisition of PairGain Technologies, Inc., and non-cash stock compensation charges associated with the acquisitions of Broadband Access Systems and Centigram. Operating expenses, before non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges, for the three months ended July 31, 2001 and 2000 were $229.6 million and $269.2 million, respectively, representing 41.9% and 30.2% of net sales, respectively (see Note 7 to the unaudited condensed consolidated financial statements). Operating expenses, before non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges, for the nine months ended July 31, 2001 and 2000 were $814.8 million and $725.0 million, respectively, representing 40.5% and 32.1% of net sales, respectively (see Note 7 to the unaudited condensed consolidated financial statements). The increase in operating expenses as a percentage of net sales before non-recurring charges, restructuring related charges, asset impairment charges and non-cash compensation charges was due primarily to charges to increase operating reserves that were recorded in response to market conditions in fiscal 2001. The increased operating reserves relate primarily to additional bad debt reserves. The increase from the prior year period also reflects the ramp-up of our operations in the third and fourth quarters of fiscal 2000 in response to increased sales demand at that time. Economic conditions have weakened since the last half of 2000, and, as a result, our sales have declined. We are responding to the downturn in the market by implementing plans to reduce costs and streamline our operations. This initiative is anticipated to continue through fiscal 2001 and into fiscal 2002.

    Research and development expenses were $66.1 million for the three months ended July 31, 2001, representing a 21.4% decrease over $84.1 million for the three months ended July 31, 2000. For the nine months ended July 31, 2001, research and development expenses were $229.0 million, representing a decrease of 5.4% over $242.0 million for the nine months ended July 31, 2000. This decrease reflects our efforts to control expenses and carefully manage the rate of increase of expenses. However, we believe that given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources to product development for each of our operating segments.

    Selling and administration expenses were $152.3 million for the three months ended July 31, 2001, representing a decrease of 14.1% over $177.2 million for the three months ended July 31, 2000. For the nine months ended July 31, 2000, selling and administration expenses were $567.5 million, an increase of 22.5% over $463.2 million for the nine months ended July 31, 2000. This increase reflects approximately $0.1 million and $27.7 million, respectively, in selling and administration expenses incurred to complete certain non-cancelable sales contracts and to make certain contract cancellation payments to customers as a result of our decision to exit certain product lines. The increase from the prior year periods also reflects the ramp-up of our operations in the third and fourth quarters of fiscal 2000 in response to the increased sales demand at that time period. Because economic conditions have weakened and caused a sales decline in fiscal 2001, we are taking steps to reduce costs and streamline our operations as discussed above.

    Several of our acquisitions have been accounted for as purchase transactions in which the initial purchase price exceeded the fair value of the acquired assets. As a result of our acquisition activity, goodwill amortization increased to $11.3 million in the three months ended July 31, 2001, compared to $7.9 million in the three months ended July 31, 2000. Goodwill amortization for the nine months ended July 31, 2001 increased to $46.0 million from $19.8 million for the nine months ended July 31, 2000.

    Other Income (Expense), Net:  For the three and nine months ended July 31, 2001 and 2000, the net interest income (expense) category represented net interest (expense) income on cash and cash equivalents as well as debt. See "Liquidity and Capital Resources" below for a discussion of cash levels.

    Other expense primarily represents the gain or loss on foreign exchange transactions, the sale of fixed assets and our share of the net operating results of our investments in other companies accounted for under the equity method.

    On February 22, 2001, Siemens and Efficient Networks entered into a definitive merger agreement. Pursuant to the merger agreement, Siemens purchased all of the outstanding shares of Efficient Networks for $23.50 in cash per share. As a result of the merger, we recorded a gain of approximately $34.0 million ($21.0 million net of tax) from the sale of approximately 1.8 million shares Efficient Networks owned by us in the second quarter of fiscal 2001. This gain, along with the gains described in the following three paragraphs, was recorded as an offset to the loss on the write-down of our marketable equity securities portfolio.

    On July 19, 2001, America Online, Inc. acquired InfoInterActive, Inc. Under the terms of the acquisition agreement, AOL acquired all of the outstanding shares of InfoInterActive for $1.42 in cash per share. As a result of the acquisition, we recorded a gain of approximately $2.1 million ($1.3 million net of tax) from the sale of approximately 1.5 million shares of InfoInterActive owned by us in the three months ended July 31, 2001.

    In the third quarter of fiscal 2001, we sold 3.4 million shares of our investment in Redback Networks and 1.6 million shares of our investment in ONI Systems. Prior to sale, these shares had a cost basis of $62.8 million and $1.4 million, respectively. On the sale of the Redback Networks shares, we recognized a $44.6 million loss ($28.1 million net of tax), and on the sale of the ONI Systems shares, we recognized a $29.6 million gain ($18.6 million net of tax).

    In addition, in the third quarter of fiscal 2001, we entered into cashless collar arrangements to minimize the impact of a potential decrease in the market value of portions of our remaining investment in Redback Networks and ONI Systems. During the quarter, these arrangements were terminated when we sold a portion of the underlying investments during the quarter. As a result, we recognized a gain of $55.2 million ($34.8 million net of tax) upon the sale of these collars.

    In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a $26.7 million ($16.8 million net of tax) and $814.8 million ($513.3 million net of tax) non-cash loss on a lower-of-cost-or-market write-down on various equity investments in the portfolio of marketable equity securities during the three and nine months ended July 31, 2001. We made this write-down as a result of the downturn and current market conditions in the technology and telecommunication sectors of the market.

    During the third quarter of fiscal 2001, we completed the sale of certain cable assets to C-COR.net, a global provider of broadband technology and services, for approximately $32 million inclusive of certain liabilities assumed by C-COR.net. Assets included in the sale include the Optiworx family of transport products for hybrid fiber/coax applications and the DV 6000/6400 line of high quality, uncompressed digital video products. The sale includes operations in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These assets generated annual net sales of approximately $168.6 million in fiscal 2000 and $81.4 million in net sales for the nine months ended July 31, 2001. We plan to use the proceeds from this transaction primarily to retire any outstanding long-term debt and for general corporate purposes. As a result of the divestiture, we recorded a gain on the sale of approximately $5.9 million ($3.7 million net of tax). The fair value of the net assets sold, as well as the related gain, was partially based on some preliminary estimates and may be revised at a later date.

    Income Taxes:  The effective income tax rate for the nine months ended July 31, 2001 and 2000 was affected significantly by higher marginal tax rates applied to restructuring expenses. Excluding the impact of the higher rates used for the restructuring charges, the effective income tax rate was 34% for the three and nine months ended July 31, 2001 and 2000. During fiscal 2001, we made an election for U.S. tax purposes that gave rise to a $240.0 million deferred tax asset. This election related to a business combination that was accounted for as a pooling of interests. Therefore, the recognition of this tax asset was recorded as an increase to paid-in capital.

    Net Loss:  Net loss was $58.1 million (or $0.07 per diluted share) for the three months ended July 31, 2001, compared to net income of $9.6 million (or $0.01 per diluted share) for the three months ended July 31, 2000. Net loss was $1,110.8 million (or $1.41 per diluted share) for the nine months ended July 31, 2001, compared to net income of $780.9 million (or $1.04 per diluted share) for the nine months ended July 31, 2000. Excluding the non-recurring charges, restructuring related charges, asset and investment impairment charges, non-cash compensation charges and gains on the sale of investments and a business unit of $17.6 million and $1,006.9 million, respectively, net of tax, net loss for the three and nine months ended July 31, 2001 was $40.5 million (or $0.05 per diluted share) and $103.9 million (or $0.13 per diluted share), respectively. On the same basis, net income for the three and nine months ended July 31, 2000 was $120.4 million (or $0.16 per diluted share) and $246.4 million (or $0.33 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, decreased $72.3 million and $67.9 million during the nine months ended July 31, 2001 and 2000, respectively. The major elements of the 2001 change included $48.7 million used for acquisitions and $220.2 million in property and equipment additions. These decreases were partially offset by $12.1 million provided by operations, $23.6 million in net proceeds from divestitures, and $163.1 million provided by the sale of various long-term and short-term investments. The major elements of the 2000 change included $314.1 million used for acquisitions and $230.4 million used for property and equipment additions. These amounts were partially offset by $61.6 million provided by operations, $200.7 million from issuance of common stock to employees pursuant to our stock option and employee stock purchase plans, $185.2 million provided by the sale of various investments and $32.2 million from an increase in indebtedness.

    We believe that current cash on hand, cash generated from operating activities, cash from investments, and available credit facilities should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs for the duration of fiscal 2001. However, we still may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, potential investments or acquisitions or other purposes. Substantially all remaining cash expenditures relating to workforce reductions and terminations of $36.7 million at July 31, 2001 are expected to be incurred by the end of the fourth quarter of fiscal 2001. Restructuring costs resulting from the consolidation of facilities in the amount of $37.9 million at July 31, 2001 will be incurred over the respective lease terms of the facilities ending through 2006.

    At July 31, 2001, we had approximately $5.4 million of debt outstanding. We have a $340.0 million revolving credit facility that is available for general corporate purposes, none of which was outstanding as of July 31, 2001. The loan agreement for this credit facility and certain long-term lease agreements to which we are a party contain financial covenants with which we must comply. These covenants require that we maintain minimum net worth and EBITDA to indebtedness and EBITDA to interest expense ratios. Compliance with these ratios is determined on a rolling 12-month basis as of the end of each fiscal quarter. We are currently in compliance with these financial covenants.

    We own common stock in several publicly held companies. We record our investment in these companies at their market value. As of July 31, 2001, the market value of our marketable equity securities available for sale was approximately $128.1 million.

    During the three and nine months ended July 31, 2001, we invested $0.8 million and $7.6 million from our previously announced $100 million venture capital fund, respectively. Our venture capital fund is focused on investing in emerging and start-up companies throughout the world that are engaged in developing high-performance broadband communication technologies. As of July 31, 2001, approximately $42.0 million had been invested through this fund. These investments are stated at cost (subject to periodic review for impairment) until such time as a public market develops for such investments, at which time they are stated at market value with the aggregate valuation adjustments classified in shareowners' investment.

    We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of July 31, 2001, we had commitments to extend credit of approximately $203.0 million for such arrangements. The total amount drawn and outstanding under the commitments as of July 31, 2001 was approximately $69.0 million. We intend to sell all or a portion of these commitments and outstanding receivables to third parties, but have not yet made any such sales. These commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may exist and expire without being drawn. Therefore, the amounts committed but not drawn will not necessarily impact future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At July 31, 2001, we consider reserves for losses in the event of non-performance related to these financing arrangements to be adequate.

Euro Conversion

    On January 1, 1999, several member countries of the European Union established fixed conversion rates and adopted the Euro as their new common legal currency. Beginning on this date, the Euro began trading on currency exchanges, while the legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During this transition period, parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro hard currency and withdraw all legacy currencies.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations; any statements regarding the continuation of historical trends; any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs; any statements regarding the effect of regulatory changes; and any statements regarding the economy in general or the future of the communications equipment industry and communications services on our business. We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, overall demand for our products and services; the demand for particular products or services within the overall mix of products sold, as our products and services have varying profit margins; changing market conditions and growth rates within our industry or generally within the economy; volatility in the stock market, which may affect the value of our stock or the stock we own in other publicly-held companies in the communications industry; new competition and technologies; increased costs associated with protecting intellectual property rights; availability of materials to make products; the impact of customer financing activities; our ability to successfully integrate the operations of acquired companies with our historic operations; our ability to successfully complete our restructuring initiative and streamline our operations; retention of key employees; fluctuations in our operating results; pressures on the pricing of the products and services we offer; and other risks and uncertainties, including those identified in Exhibit 99-a to our Form 10-Q/A for the fiscal quarter ended April 30, 2001. We disclaim any intention or obligation to update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk from changes in foreign exchange rates. To mitigate the risk from these exposures, we have instituted a balance sheet hedging program. The objective of this program is to protect our net monetary assets and liabilities from fluctuations due to movements in foreign exchange rates. This program operates in markets where hedging costs are beneficial. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net asset positions. The majority of hedging instruments utilized are forward contracts with maturities of less than one year. Foreign exchange contracts reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure. Our hedging program prohibits the use of derivative financial instruments for trading and other speculative purposes.

    As described in Liquidity and Capital Resources as well as Note 4 to the unaudited condensed consolidated financial statements, we own common stock in several publicly held companies in the communications or technology industries. Due to material changes in the fair value of such common stock, we have recorded a $73.2 million unrealized gain, $46.1 million net of income tax effects, in shareowners' investment as of July 31, 2001. Assuming an immediate decrease of 20% and 50% in the portfolio stock price from the closing price on July 31, 2001, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $15.2 million and $38.0 million, respectively (net of income tax effects), or 0.8% and 1.9%, respectively, of total shareowners' investment at July 31, 2001. As of the end of the third quarter of fiscal 2001, we had entered into cashless collar arrangements to minimize the impact of a potential decrease in the market value of our entire investment in GlobeSpan and ONI Systems, thereby reducing the market risk with respect to these investments. These investments have a cost basis of approximately $37.4 million. The ONI Systems collar provides us with a floor value of approximately $82.3 million if held to maturity while allowing us to participate in up to approximately $109.0 million in further appreciation above the floor value. The GlobeSpan collar provides us with an aggregate floor value of approximately $35.3 million if held to maturity with no opportunity to participate in further appreciation above the floor value. These collars limit our exposure to, and benefits from, price fluctuations in the underlying GlobeSpan and ONI Systems stock. The collars are designated as cash flow hedges of the underlying stock; therefore, all changes in the market value of the collars and the underlying stock are included as a component of comprehensive income and are reflected in shareowners' investment. As of July 31, 2001, the market value of these collar arrangements was $18.1 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are a defendant in various suits, claims, proceedings and investigations arising in the ordinary course of business. At this time, we cannot determine our total aggregate amount of monetary liability or the financial impact of these matters. Therefore, we do not know whether these actions, suits, claims, proceedings and investigations will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to vigorously defend these actions, suits, claims, proceedings and investigations.

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
10-a	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan, Effective July 1, 2001.
10-b	ADC Telecommunications, Inc. Change in Control Severance Pay Plan, Effective July 1, 2001.
10-c	Restricted Stock Award Agreement dated as of May 22, 2001, by and between ADC Telecommunications, Inc. and Barclay W. Fitzpatrick.
10-d	Restricted Stock Award Agreement dated as of May 31, 2001, by and between ADC Telecommunications, Inc. and William F. O'Brien.
b.
Reports on Form 8-K

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2001	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ ROBERT E. SWITZ Robert E. Switz Senior Vice President, Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2001

Exhibit No.	Description
10-a	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan, Effective July 1, 2001.
10-b	ADC Telecommunications, Inc. Change in Control Severance Pay Plan, Effective July 1, 2001.
10-c	Restricted Stock Award Agreement dated as of May 22, 2001, by and between ADC Telecommunications, Inc. and Barclay W. Fitzpatrick.
10-d	Restricted Stock Award Agreement dated as of May 31, 2001, by and between ADC Telecommunications, Inc. and William F. O'Brien.

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANICAL STATEMENTS
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