Form 10-K
period 2001-10-31
ADC TELECOMMUNICATIONS INC
filed 2002-01-16
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001

OR

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0743912 (I.R.S. Employer Identification No.)
13625 Technology Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344-2252 (Zip Code)

Registrant's telephone number, including area code: (952) 938-8080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.20 par value Common Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes    / / No

        The aggregate market value of voting stock held by non-affiliates of the registrant, as of January 4, 2002, was approximately $4,249,267,958 (based on the last sale price of such stock as reported by the Nasdaq Stock Market National Market).

        The number of shares outstanding of the registrant's common stock, $0.20 par value, as of January 4, 2002, was 793,827,998.

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

        The information required by Part II of this Form 10-K is incorporated herein by reference to portions of our Annual Report to Shareowners for the fiscal year ended October 31, 2001. The information required by Part III of this Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2002 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission on or before January 31, 2002.

PART I

Item 1.    BUSINESS

        ADC Telecommunications, Inc. was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our world headquarters are located at 13625 Technology Drive in Eden Prairie, Minnesota.

        We are a leading global supplier of broadband network equipment, fiber optics, software and systems integration services that enable communications service providers to deliver high-speed Internet, data, video and voice services to consumers and businesses worldwide. Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building and upgrading the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of broadband communications networks, and our product and service offerings help connect communications service providers' offices to businesses and end users' homes as well as to wireless communications devices.

        Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators and communications equipment manufacturers and distributors. We offer optical- and copper-connectivity components and systems, broadband access and network equipment, software and systems integration services to our customers through the following two segments of product and service offerings:

  •
  Broadband Infrastructure and Access; and

  •
  Integrated Solutions.

        Broadband Infrastructure and Access focuses on Internet Protocol (IP)-based offerings for the cable industry, Digital Subscriber Line (DSL) offerings for the communications equipment industry, and optics and broadband connectivity products for a variety of communications network applications. Integrated Solutions focuses on software and systems integration services.

        Broadband Infrastructure and Access products consist of:

  •
  connectivity devices that provide the physical contact points needed to connect different communications network elements and gain access to communications system channels, and

  •
  access and transport systems that provide broadband, multiservice delivery capabilities within service provider networks.

Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing of communications systems channels within service providers' serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks and also include passive and active optical components. Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable and optical networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet and wireless communications networks to deliver Internet, data, video and voice services to businesses and consumers.

        Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software for broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications provisioning, activation, billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

Industry Background

        We believe that broadband, multiservice communications networks represent a key enabling capability for meeting the information needs of businesses and consumers around the world. The rapid growth of the Internet has driven the need for broadband network infrastructure. We believe consumers increasingly find dial-up modem speeds unacceptable for current Internet and Web-based applications. Further, we believe that new or future applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, distance learning, telemedicine and high-speed imaging will drive even more people to use broadband communications services. We believe that the global deregulation of communications markets is transforming traditional communications service providers into integrated communications providers. Traditional communications service providers offer only a limited selection of Internet, data, video or voice services, each on a separate network connection and a separate customer bill. Integrated communications providers operate broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services over a single high-speed network connection while sending only one bill for all of the services the customer uses. Due to deregulation, communications service providers now compete for customers by offering bundles of different communications services over cost-effective networks. As a result of competition among communications service providers to obtain and retain customers with bundled services, we believe there is a large potential global market for fiber optics, broadband access and network equipment, software and systems integration services to build and upgrade broadband, multiservice networks.

Marketplace Conditions

        Our operating results during fiscal 2001 were affected adversely by the downturn in general economic conditions, particularly in the communications equipment industry. In this economic environment, many of our communications service provider customers have deferred capital spending, reduced their telecommunications equipment purchases, and announced plans to further reduce capital expenditures in fiscal 2002. The effect of these developments has been most pronounced in the U.S. market. As a result of these economic conditions, we expect that our future net sales will not grow at rates experienced prior to fiscal 2001. If the current economic conditions in the United States do not improve, or if the global economic slowdown worsens, we may continue to experience adverse effects on our business, operating results and financial condition.

        Our ability to grow our business is dependent on our ability to develop and commercially introduce new products successfully and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive, and we cannot guarantee that our new or enhanced products and services will meet with market acceptance or be profitable. Growth in the market for broadband communications products and services depends on a number of factors, including the availability of capital to communications service providers, the amount of capital expenditures by communications service providers, new and revised regulatory and legal requirements, and end-user demands for Internet, data, video, voice and other communications services.

        Our operating results may fluctuate significantly from quarter to quarter due to many factors, including but not limited to uneven or changing capital spending by our customers and the timing of significant capital expenditures, and results of operations described in this Form 10-K may not be indicative of results to be achieved in future periods. As a result of our growth in past periods, our expenses had increased substantially as we entered fiscal 2001. Throughout fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending as it became evident our industry was entering a prolonged economic downturn. Our cost-saving actions included the sale of non-strategic product lines, the disposition of certain assets and a consolidation of facilities as well as reductions in our employee base, elimination of contractor positions and unreplaced attrition, which reduced our workforce by approximately 46.4%. Despite these actions, if we are unable to meet expected revenue levels in any particular quarter, there may be a material adverse impact on our operating results for that period because we may not be able to further reduce our expenses rapidly enough to compensate for reduced revenue levels. Our expense levels are based in part on our expectations of future revenues. Although management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, operating results may be adversely affected. Furthermore, we expect that gross margins may decline due to lower sales volumes, potentially heightened price competition, increasing levels of service revenues as a percentage of total revenues, higher inventory obsolescence and reserve charges, ongoing introduction of new products for new high-growth markets, and changes in channels of distribution or in the mix of products sold. Additional reductions in gross margins may occur if product or related warranty costs are greater than we have experienced in the past.

        As part of our restructuring initiative in fiscal 2001, we sold non-strategic product lines in cable/broadcast TV transmission, broadband wireless transmission, enterprise access products, wireless components, phase masks and enhanced services software, and closed down our Cellworx® transport product line. These products accounted for approximately $368.8 million in net sales in fiscal 2001 but did not meet our growth, profitability and market leadership criteria. As a result of these sales and closures, we recorded non-recurring restructuring charges in fiscal 2001. These charges reflect management's estimate of the overall impact of decisions and actions taken with respect to these product lines. Actual final restructuring charges may differ from management's estimates and may result in additional charges or credits to our future operating results.

        Our results of operations normally are subject to seasonal factors. We historically have experienced a stronger demand for our products during the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year-end incentives, and have experienced a weaker demand for our products during the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. For instance, due to the economic downturn in the communications equipment and services market during fiscal 2001, this historical trend was not evident in fiscal 2001. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to this Annual Report on Form 10-K.

        As used in this report, fiscal 1999, fiscal 2000, fiscal 2001 and fiscal 2002 refer to our fiscal years ended October 31, 1999, 2000, 2001 and 2002, respectively.

Strategy

        Our strategy is to capitalize on opportunities in the global communications market created by the deployment of broadband, multiservice networks. Communications service providers intend to serve their consumer and business customers with broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services. Our broad range of products and services address key areas of the communications network infrastructure. Our products and services are used to design, build and upgrade networks, connect and access networks, transport Internet, data, video and voice services over communications service networks, and provide operations support system (OSS) software to operate communications networks. Our many product and service offerings address the diverse needs of a customer base that includes local and long-distance telephone companies, cable television operators, wireless service providers, Internet and data service providers, other communications service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

        During fiscal 2001, we restructured our business. This restructuring was precipitated largely by the general downturn in economic conditions in the communications equipment industry. The goal of our restructuring has been to position us for profitable growth in the most critical market segments for the profitable deployment of broadband networks and services. In connection with this restructuring, we undertook several steps to streamline our operations and more acutely focus our business on strategic products and global customer satisfaction. We completed an extensive review of our existing product and service offerings. Through this review we identified four key future growth areas: optics, IP cable, DSL and software. We also renewed our commitment to two of our historic core businesses: broadband connectivity systems and systems integration services. We then either divested or closed product and service offerings that were not included within the four key future growth areas or the two historic core businesses. In addition to streamlining our operations to focus on strategic products, we also have reorganized our sales, marketing and customer service organizations to serve our customers more effectively with custom-tailored solutions spanning the breadth of our products and services, in contrast to our historical approach of presenting only a narrow set of products or services. We also will provide members of our sales and customer service organizations with primary responsibility for specific customers for all of our product and services offerings. Our intent through this reorganization is to help our customers be successful by understanding and being responsive to their needs, and working collaboratively with them to provide cost-competitive, scalable and custom-tailored solutions that create competitive advantages in broadband communications.

        In our restructured company, key components of our long-term strategy include:

  •
  focusing on opportunities related to broadband, multiservice networks;

  •
  leveraging our technological capabilities across our various product groups;

  •
  increasing our global market penetration; and

  •
  expanding our development through acquisitions, alliances and internal efforts.

        Focus on Opportunities Related to Broadband, Multiservice Networks.    Global deregulation, the rapid growth of the Internet and increasing consumer and business demands for broadband communications have created significant global opportunities to build and upgrade broadband, multiservice networks. Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building the broadband communications infrastructure required to offer high-speed Internet access, data, video, voice and other interactive multimedia services to consumers and businesses. Because broader network bandwidths continually are required for these services, we believe that building and upgrading broadband, multiservice networks to serve consumers and businesses presents one of the greatest market growth opportunities in the communications industry today. We are focusing our development and marketing resources on fiber optics, network equipment, software and systems integration services that will enable communications service providers worldwide to serve their consumer and business customers with broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services.

        Leverage Our Technological Capabilities Across Our Various Product Groups.    We have developed substantial expertise in fiber-optic, copper, coaxial cable, wireless, Internet Protocol and broadband infrastructure and transport technologies, software products and systems integration services. We have built these core competencies through internal development, acquisitions and technology licensing arrangements. Our strategy is to leverage our core competencies effectively across all of our product and service offerings in order to provide our customers new products with enhanced features, functions, cost effectiveness and network management tools for their evolving Internet, data, video and voice service offerings. This strategy also allows us to offer our customers custom-tailored solutions that enable them to scale network offerings, more fully automate operations and accelerate service and revenue growth.

        Increase Our Global Market Penetration.    We believe that significant growth for our products and services will occur outside the United States as a result of global deregulation, substantial expansion or enhancement of communications services by many foreign countries, and the global expansion of multinational communications service providers. Our strategy is to grow our international business by increasing our international sales and marketing resources, offering integration services in areas outside North America, leveraging our existing customer relationships, developing additional international distribution channels and seeking strategic alliances and acquisitions. We have established our presence in international markets with manufacturing facilities, distribution centers, sales and technical support offices and systems integration capabilities to serve our customers outside the United States.

        Expand Our Development Through Acquisitions, Alliances and Internal Efforts.    Due to the dynamic nature of the communications equipment industry, we have sought and intend to continue to seek alliances and acquisitions that will:

  •
  add key technologies that we can leverage across our businesses;

  •
  broaden our product offerings;

  •
  permit us to enter attractive new markets; and

  •
  expand or enhance our distribution channels globally.

        Our ability to implement our strategy effectively is subject to numerous uncertainties, many of which are described in Exhibit 99-a to this Form 10-K. We cannot assure you that our efforts will be successful.

Product and Service Offering Groups

        Our connectivity solutions, network equipment, software and integration services are divided into two principal segments:

  •
  Broadband Infrastructure and Access; and

  •
  Integrated Solutions.

Broadband Infrastructure and Access product offerings focus on IP-based offerings for the cable industry, DSL offerings for the communications equipment industry, and optics and broadband connectivity products for a variety of communications network applications. Integrated Solutions product and service offerings focus on software and systems integration services. The primary product and service offerings of each of these segments are described below.

  Broadband Infrastructure and Access

        Broadband Infrastructure and Access products consist of:

  •
  connectivity devices that provide the physical contact points needed to connect different communications network elements and gain access to communications system channels, and

  •
  access and transport systems that provide broadband, multiservice delivery capabilities within service provider networks.

Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing of communication systems channels within service providers' serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks and also include passive and active optical components. Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable and optical networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet and wireless communications networks to deliver Internet, data, video and voice services to businesses and consumers. Our Broadband Infrastructure and Access products include:

        Broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks. Our broadband connection and access devices provide interconnections between network components or access points into networks. Principally, these products include:

        DSX Products.    We manufacture digital signal cross-connect (DSX) modules, panels and bays, which are designed to terminate and cross-connect copper channels and gain access to digital channels for Internet, data, video and voice transmission. Within our DSX product group, we offer solutions to meet global market needs for both twisted pair and coaxial cable solutions. We also offer remote test access capability for our DSX products. This capability enables service providers to monitor high-capacity channel performance at unstaffed sites, such as carrier co-location points.

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

        RF Signal Management Products.    Our series of Radio Frequency (RF) products are designed to meet the unique performance requirements of video and data transmission over coaxial cable used in today's cable television networks and emerging cable modem networks. The RF Worx® product family leads the industry by offering the "plug-and-play" flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RF Worx system provides cable television network design engineers with the full breadth of RF signal management tools that are essential in an evolving cable television headend environment.

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

        Power Distribution and Protection Panels.    Our PowerWorx® family of circuit breaker and fuse panels are designed to power and protect network equipment in multi-service broadband networks.

        DSL/POTS Splitter Products.    We manufacture Asymmetric Digital Subscriber Line (ADSL) products and telephone system splitter platforms designed to separate the low frequency telephone system signal and high frequency data signal that are carried on a single copper pair. This function is critical for carriers offering both data and voice services. Within our telephone system splitter product group, we offer a diverse set of platforms meeting all global specifications.

        Structured Cabling Connectivity.    ADC's Enteraprise™ line of patch panels, patch cords, connectors, work area outlets, and cable management products provide telecom service providers and corporate customers with infrastructure solutions for converging Internet, data, video and voice networks.

        Modular Fiber-Optic Routing Systems.    Our FiberGuide® system is a modular routing system that provides a segregated, protected method of storing and routing fiber patch cords and cables within a service provider's serving office.

        Broadband Software Infrastructure Management Solutions.    We have developed a number of software products that provide management of optical connectivity infrastructure, geographical tracking of equipment, cables and other network elements in the service provider's serving office and outside plant portions of those networks.

        Fiber-Optic Patch Cords.    Fiber-optic patch cords are the basic components used to gain access to fiber communications channels for testing, maintenance, cross-connection and configuration purposes. We incorporate our fiber-optic patch cords and cable assemblies into our own products and also sell them in component form. Our fiber-optic patch cords provide immediate identification of fiber-optic connections. Our LX.5® fiber connector doubles the capacity of fiber termination equipment by allowing two fibers to fit into the standard SC adapter footprint.

        Jacks, Plugs, Patch Cords, Jackfields and Patch Bays.    Jacks and plugs are the basic components used to gain access to copper communications channels for testing and maintenance. Patch cords are wires or cables with a plug on each end. We incorporate our jacks, plugs and patch cords into our own products and also sell them in component form, primarily to original equipment manufacturers (OEMs). A jackfield is a module containing an assembly of jacks wired to terminal blocks or connectors and used by communications companies to gain access to copper communication channels for testing or patching the channels. When testing a large number of channels, series of jackfields are combined in specialized rack assemblies called patch bays. We manufacture a large range of jackfields and patch bays in various configurations. Some of these jackfields are specialized for use in audio and video transmission networks in the broadcast cable television and post-production industries.

        PatchSwitch System and PatchMate™ Module.    Our PatchSwitch system is a data network management product that provides access to and monitors, tests and reconfigures digital data channels and permits local or remote switching to alternate channels or backup equipment. This system is modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate module is a manually operated electromechanical device used to gain access to the network in order to monitor, test and reconfigure digital data channels.

        Active and Passive Optical Components.    Our optical component products help generate, amplify, direct and multiplex communications over optical networks. These products include:

        Pump Lasers.    We design and produce 980 nanometer pump laser diodes and modules for use in erbium doped fiber amplifiers. These amplifiers increase the distances over which a fully optical signal can travel without having to be regenerated. The result is greater bandwidth in the network, as well as reduced costs and better operating efficiencies for optical networks. Patents currently are pending for a family of high powered 980 nanometer pump lasers for use in next generation optical amplifiers.

        Tunable Lasers.    We develop, manufacture and market tunable lasers. Tunable lasers are a key component for the emerging optical network. Tunable lasers are used for several applications, including sparing, switching, routing, assisting, dynamic capacity allocations and fixed wavelength replacement. These applications result in reduced network costs, better operating efficiencies, faster service provisioning and greater bandwidth delivery.

        Passive Optical Devices.    We develop, manufacture and market passive optical devices, including isolators, collimators, circulators, polarizers, couplers, and wavelength division multiplexers. These are important components used by optical network equipment manufacturers to produce transmission, multiplexing, amplification and access system equipment.

        Wireless Systems and Components.    Our wireless systems and components help amplify and extend the coverage of wireless communications networks. These products include:

        Wireless Infrastructure Equipment and Subsystems.    We develop, manufacture and market SMARTop™ and ClearGain™ families of tower-top amplifiers products, which are distributed globally for all major air interfaces. These products are sold primarily to wireless OEMs and to carriers.

        Coverage Products.    Our family of CityWide™ wireless systems products includes the CityCell® wideband digital microcells, CityRad™ repeaters for adding and extending cellular communication coverage out-of-doors and the CityMicro Bi-Directional Amplifiers for in-building coverage. The Digivance Indoor Coverage System extends wireless coverage throughout a large building or campus environment by digitizing the full RF bandwidth and transporting signals over multimode fiber.

        Transport Systems.    Our transport systems operate between service providers' serving offices and the last mile/kilometer portion of communications networks. These products include:

        Soneplex and HiGain Products.    Soneplex® and HiGain® are carrier-class, intelligent loop access platforms that enable communications service providers to deliver T1/E1-based services over copper or optical facilities in the last mile/kilometer of communications networks. Soneplex and HiGain products integrate functions and capabilities that help reduce the capital and operating costs of delivering T1/E1-based services.

        Avidia System.    The Avidia® System is an integrated access switch that enables telecommunications service providers and private network operators to deliver next-generation Internet, data, video and voice applications over common voice-grade copper wire in the last mile/kilometer of communications networks. Avidia addresses networking trends with an architecture specifically designed for data convergence, integrated access multiplexing and asynchronous transfer mode (ATM) edge switching.

        PG-Flex.    The PG-Flex® is a micro digital loop carrier that is used by telecommunications service provides to increase the carrying capacity of common voice-grade copper wire in the last mile/kilometer of communications networks. This system is capable of conveying both regular voice service and ADSL and is used extensively by a variety of major carriers.

        Homeworx Telephony System.    The Homeworx system has been designed for deployment on Hybrid Fiber Coax (HFC) cable television operator networks. The Homeworx system includes headend and customer premises equipment to deliver voice and data service to residential or small business subscribers.

        Cuda 12000 Product.    The Cuda 12000 is a next-generation IP Access Switch based on a high-performance, carrier class edge IP Router. It is being deployed initially as a Cable Modem Termination System (CMTS) for cable operators who want to offer high-speed Internet access via industry standard cable modem services. The Cuda 12000 is designed to support a high penetration of next generation IP-based cable services, including IP Cable Telephony, gaming, video streaming, video telephony and commercial services that leverage the platform's high reliability, low latency and enhanced quality service attributes. The Cuda 12000 will also serve as the base platform for other IP-based broadband access systems that we offer, including a voice-over Internet Protocol (VoIP) media gateway for converting between IP and circuit-switched voice traffic. We will be offering this media gateway for a variety of applications.

        BroadAccess Platform.    Our BroadAccess™ product is targeted to deliver services to end users over copper wires, ranging from classic telephony to broadband DSL services. BroadAccess is a multiservice access platform designed for and targeted to international markets. It provides multiple services with interfaces to both legacy voice switches as well as to the Internet and ATM networks.

  Integrated Solutions

        Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software for broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications provisioning, activation, billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

        Systems Integration Services.    Systems integration services are offered in North America and Europe and are used to design, equip and build communications networks and OSS applications that communications service providers use to deliver Internet, data, video and voice services to consumers and businesses. System integration services support multi-vendor solutions as well as ADC solutions. We provide our systems integration services and software primarily to telephone operating companies, cable television companies, other common carriers and users of private communications networks. These services consist of program and project management, the provision of network equipment for broadband services, technical consulting and design, turn-up and testing of network equipment, training services and the provisioning of wireless sites. In addition, our systems integration services offer program and product management, network records inventory, automated flow-through integration of OSS, and a full offering of OSS solutions. Our Systems Integration division operates throughout the United States and much of Europe.

        OSS Solutions.    We provide a broad range of OSS software and a full range of professional services, including assistance in analyzing a customer's requirements and then designing, developing and implementing a solution. These products are components of our Singularit.e OSS suite, consisting of:

        Billing and Customer Management Software.    We provide convergent billing, customer management and enhanced Web solutions for local, Internet, data, long-distance, wireless and cable broadband markets. These products and services are designed to enable communications service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. As part of our Singularit.e suite, we introduced Singl.eView, which includes real-time convergent billing, integrated customer management and Web products. Singl.eView is a modular product that features a flexible architecture with a rules-based transaction engine and enhanced Web solutions. We also provide facilities management services, which allow customers to license Singl.eView from us while we manage the operation of the software on customer owned hardware, a complete service bureau billing and customer care service. In addition, we recently introduced our SingleView Commerce Engine™, a patent-pending OSS technology that will assist service providers in managing advanced services and complex revenue-share models for 3G wireless and other next-generation networks in real-time. This technology addresses the convergence of mobile and broadband service by allowing service providers to manage complex relationships seamlessly with content providers, supporting varied payment choices and financial transaction options for subscribers. The SingleView Commerce Engine provides the instrument for service providers to develop business models that capitalize on next-generation networks and lifestyle-driven services by providing a three-dimensional view of operations through a single platform from a financial, subscriber and product perspective.

        Network and Service Management Software.    We develop and market network performance management, service quality management and service level agreement software as part of the Singularit.e suite under the Metrica® brand name. These products are designed to enable communications service providers to monitor and to assure quality of service to their customers, and to help network operators improve the return on their investment in network infrastructure.

        Service Fulfillment and Provisioning Software.    We provide service fulfillment and provisioning software for local, Internet, data, long-distance, wireless and cable broadband markets. These products and services are designed to enable communications service providers to quickly introduce new services, and to reduce the costs of ordering and provisioning. As part of the Singularit.e suite, we introduced FastFlow™, which includes broadband provisioning, service activation, order management, inventory, IP administration, telephone number management, route optimization, and centrex self-serve applications. FastFlow applications are modular, scalable, and available on an individual or pre-integrated basis to help service providers increase their level of business process automation and reduce operational costs.

Product Review and Development

        As part of our ongoing business, we have reviewed and will continue to review individual product lines with reference to overlap and profitability. We intend to add or eliminate product lines as appropriate to optimize financial performance. Any elimination of a product line may result in nonrecurring charges associated with the disposition of manufacturing assets and facilities, possible workforce reductions and related effects.

Sales and Marketing

        We sell our products to customers in three primary markets:

  •
  the U.S. public communications network market, which includes the regional bell operating companies (RBOCs), other telephone companies, long-distance carriers, wireless service providers, cable television operators and other domestic public network providers;

  •
  the U.S. private and governmental markets, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

  •
  the international public and private network markets.

        We also sell products for each of these customer groups to OEMs of communications equipment. Financial information concerning sales of our products is contained in our 2001 Annual Report to Shareowners. Portions of the Annual Report are contained in Exhibit 13-a to this Form 10-K, and are incorporated by reference into this Form 10-K.

        Purchases of our products by public network providers and the OEMs that supply these companies accounted for the largest portion of our net sales in fiscal 2001. Our Broadband Infrastructure and Access products for public network providers are located primarily in service provider serving offices and networks. These include telephone company central offices and networks, cable television company headend offices and networks, and wireless company network global switching centers, networks and tower sites. All of these facilities contain the equipment used in switching and transmitting incoming and outgoing communications channels. Portions of our broadband transmission systems are located in the public network outside the serving offices and on end-users' premises. Our private and governmental network customers generally purchase our products for installation in the networks located at their premises.

        We also market our products outside the United States, primarily to telephone operating companies, cable television operators and wireless service providers for public communications networks located in Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and the Pacific.

        A majority of our sales are made by a direct sales force. We maintain sales offices throughout the United States and in Asia, Australia, Canada, Europe, Latin America, the Middle East and the Pacific. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers and distributors. Outside the United States, our products are sold by directly by our field sales personnel and by independent sales representatives and distributors, as well as through other U.S. public and private network providers that distribute products outside the United States.

        We maintain a customer service group that supports our field sales personnel. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service engineering group that provides on-site service to customers.

Research and Development

        We believe that our future success depends on our ability to adapt to the rapidly changing communications environment, to maintain our significant expertise in core technologies and to continue to meet and anticipate our customers' needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions, strategic alliances and licensing or marketing arrangements relating to new products and technologies from sources outside ADC.

        In recent years, increasingly significant portions of new communications equipment purchased by public network providers and private network customers have employed optical transmission, digital, semiconductor, wireless and broadband copper-based technologies. In the future, we believe that these purchasing trends will include IP technology and increasingly sophisticated, software-intensive OSS and network management systems. As a result, our internal and external product development activities are primarily directed at the following areas:

  •
  the continued development of our IP-based products, such as CUDA 12000 systems for Internet, data, video and voice services;

  •
  the development of network OSS software (including provisioning, activation, billing, customer management, network performance and service assurance software);

  •
  the continued development of our DSL systems for integrated Internet, data, video and voice applications; and

  •
  the incorporation of ATM and IP technologies into other Internet, data, video and voice products for public communications networks.

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

Competition

        Competition in the communications equipment industry is intense, and we believe that our competition may increase substantially with an increased deployment of broadband networks and the implementation of regulatory changes. Many of our foreign and domestic competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we have. In addition, rapid technological developments within the communications industry have resulted in frequent changes among our group of competitors. Currently, our primary competitors include:

  •
  For Broadband Infrastructure and Access products: ADTRAN, Advanced Fibre Communications, Agere Systems, Alcatel, Arris Group, Avaya, Cisco Systems, Corning, ECI Telecom, JDS Uniphase, Lucent Technologies, Motorola, Siemens, Telect and Tellabs.

  •
  For Integrated Solutions products and services: Alcatel, Amdocs, Convergys, Fujitsu, Lucent Technologies and Portal Software.

        We believe that our success in competing with other communications product manufacturers depends primarily on the following factors:

  •
  our engineering, manufacturing and marketing skills;

  •
  the price, quality and reliability of our products; and

  •
  our delivery and service capabilities.

Although the market for our products historically has not been characterized by significant price competition, we may face increasing pricing pressures from current and future competitors in some or all of the markets for our products.

        We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, continuing regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time it is difficult to predict the full scope and nature of this evolution. So long as capital is accessible, we believe that the rapid technological changes that characterize the communications equipment industry will continue to make the markets in which we compete attractive to new entrants. Increased competition could result in price reductions, reduced margins and the loss of market share. We cannot assure you that we will be able to compete successfully with existing or new competitors or that competitive pressures will not materially and adversely affect our business, operating results or financial condition.

Manufacturing and Suppliers

        We manufacture a wide variety of products that are fabricated, assembled and tested in our own facilities or in subcontracted facilities in the United States. In an effort to reduce costs and improve customer service, we also utilize production facilities outside the United States in addition to sourcing key components and raw materials outside the United States. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is completely vertically integrated and consists primarily of fabrication of jacks, plugs and other basic components from raw materials, assembly of components and testing. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. Optical components also are produced through our vertically integrated processes, including semiconductor wafer fabrication, performance and environmental testing, packaging and automated production stations.

        We purchase raw materials and component parts from several suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities. These circumstances could change, however, and we cannot guarantee that sufficient quantities or quality of raw materials and component parts will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices.

Proprietary Rights

        We own a number of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.

        We have registered the initials "ADC" alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

Employees

        As of October 31, 2001, we employed approximately 12,000 people. During the restructuring of our business in fiscal 2001, we reduced our number of employees by approximately 11,500 through involuntary workforce reductions, unreplaced attrition and the elimination of contractor positions. Reductions due to the divestiture of business units were offset effectively by the number of employees we gained through our acquisitions of CommTech Corporation and France Electronique S.A.'s telecom systems integration business, which were completed in fiscal 2001. We consider relations with our employees to be good.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        The foregoing discussion and the discussion contained in Exhibit 13a to this Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following:

  •
  any statements regarding future sales, profit percentages, earnings per share and other results of operations;

  •
  any statements regarding the continuation of historical trends;

  •
  any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

  •
  any statements regarding the effect of legal regulatory developments; and

  •
  any statements regarding the economy in general or the future of the communications equipment industry and communications services on our business.

        We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation:

  •
  overall demand for our products and services;

  •
  the demand for particular products or services within the overall mix of products sold, as our products and services have varying profit margins;

  •
  changing market conditions and growth rates within our industry or generally within the economy;

  •
  volatility in the stock market, which may affect the value of our stock or the stock we own in other publicly-held companies in the communications industry;

  •
  new competition and technologies;

  •
  increased costs associated with protecting intellectual property rights;

  •
  availability of materials to make products;

  •
  the impact of customer financing activities;

  •
  our ability to integrate the operations of acquired companies with our historic operations successfully;

  •
  our ability to complete our restructuring initiative and streamline our operations successfully;

  •
  our ability to retain key employees;

  •
  fluctuations in our operating results;

  •
  pressures on the pricing of the products and services we offer; and

  •
  other risks and uncertainties, including those identified in Exhibit 99-a to this Form 10-K.

        We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.    PROPERTIES

        Our corporate headquarters are located in Eden Prairie, Minnesota. We lease our corporate headquarters facility pursuant to an operating lease agreement with a term expiring in 2004. Our corporate headquarters comprise approximately 500,000 square feet.

        We own or lease manufacturing, distribution and office facilities in several countries around the world, including the United States, Australia, Brazil, China, Israel, Mexico, Sweden and the United Kingdom. We also own and lease a variety of other facilities for our manufacturing, development, distribution, warehousing, sales and other activities. These facilities, which include sales offices, are located in various countries, including the United States, Argentina, Australia, Belgium, Brazil, Canada, China, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Russia, Singapore, Spain, Sweden, the United Kingdom and Venezuela.

        We believe that the facilities used in our operations and currently in development are suitable for their respective uses and adequate to meet our current needs. During fiscal 2001 we took steps to reduce and consolidate our facilities in response to the downturn in general economic conditions, particularly in the communications equipment industry. In April 2001, we had active space and irrevocable commitments to activate space totaling approximately 8.3 million square feet. Through the sale or subleasing of facilities, the placement of sites on inactive status or the disposition of facilities through the divestiture of business units, we presently maintain approximately 4.8 million square feet of active space.

Item 3.    LEGAL PROCEEDINGS

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are:

Name	Office	Officer Since	Age
Richard R. Roscitt	Chairman of the Board of Directors, President and Chief Executive Officer	2001	50
Robert W. Switz	Executive Vice President and Chief Financial Officer	1994	55
Larry J. Ford	Senior Vice President; President, Wireline Business Unit	1999	60
William F. O'Brien	Vice President, Chief Marketing Officer	2001	53
Charles T. Roehrick	Vice President, Controller	1995	47
Jeffrey D. Pflaum	Vice President, Chief Legal Officer and Secretary	1999	42
Laura N. Owen	Vice President, Human Resources	1999	45
Gokul V. Hemmady	Vice President, Treasurer	1997	41
Barclay W. Fitzpatrick	Vice President, Business Development	2001	41
Kamalesh D. Dwivedi	Vice President, Chief Information Officer	1997	46
Jo Anne M. Anderson	Vice President, President, System Integration Business Unit	1983	44
Lawrence S. Barker	Vice President, President, Software Systems Business Unit	1999	49
Jeffrey A. Quiram	Vice President, President, Connectivity Business Unit	1992	41

        Mr. Roscitt has been a director and Chairman of the Board of ADC since February 2001. Prior to joining ADC, Mr. Roscitt was a 28-year veteran of AT&T, serving most recently as the President of AT&T Business Services, the operating group within AT&T that serves business customers globally, from December 1999 to February 2001. Mr. Roscitt also served as President and Chief Executive Officer of AT&T Solutions, the integrated services, e-business and outsourcing unit of AT&T, from August 1998 to December 1999, and Vice President, General Manager of AT&T Solutions from February 1995 to August 1998.

        Mr. Switz joined ADC in January 1994. From 1988 to 1994, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

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

        Mr. O'Brien joined ADC in May 2001. From January 2000 to May 2001, Mr. O'Brien served as Marketing & Sales Support—Vice President of AT&T Business Services, the operating group within AT&T that serves business customers globally. Prior to that, Mr. O'Brien served as Marketing—Vice President of AT&T Solutions, the integrated services, e-business and outsourcing unit of AT&T, from January 1997 to January 2000.

        Mr. Roehrick joined ADC in January 1995. Prior to 1995, Mr. Roehrick was employed by Cray Research, Inc., a manufacturer of large-scale computers, where he served as Controller from 1994 to 1995. From 1992 to 1993, he was Assistant Controller of Cray Research, and from 1989 to 1991, he was Director of Accounting for Cray Research.

        Mr. Pflaum joined ADC in April 1996. Mr. Pflaum became Vice President, General Counsel and Secretary of ADC in March 1999 after having served as Associate General Counsel since April 1996. Prior to joining ADC, he was an attorney with the Minneapolis-based law firm of Popham Haik Schnobrich & Kaufman.

        Ms. Owen joined ADC in December 1997. Prior to joining ADC, Ms. Owen was employed by Texas Instruments and Raytheon (which purchased Texas Instruments in 1997), manufacturers of high-technology systems and components. From 1995 to 1997, she served as Vice President of Human Resources for the Defense Systems and Electronics Group of Texas Instruments.

        Mr. Hemmady joined ADC in October 1997. Prior to joining ADC, Mr. Hemmady was employed by U.S. West International, a communications service provider, where he served as Director of International Finance from January 1996 to September 1997.

        Mr. Fitzpatrick joined ADC in April 2001. Prior to joining ADC, Mr. Fitzpatrick served as Vice President, Brand Strategy and Communication for Rockwell International, a leader in high tech manufacturing, avionics, and communications, from August 1997 to April 2001. Prior to that, he was a Division Manager for AT&T, a communications service provider, from May 1994 to August 1997.

        Mr. Dwivedi joined ADC in September 1997. Prior to joining ADC, Mr. Dwivedi served as Vice President and Chief Information Officer at Scientific-Atlanta, a leading cable equipment manufacturer, from August 1994 to August 1997. Prior to that, he was the Vice President and Chief Information Officer for Prime/Computervision, a computer and CAD/CAM software manufacturer, from August 1991 to July 1994.

        Ms. Anderson joined ADC in 1983 and was named President of ADC's Systems Integration Business Unit in November 2000. Prior to that, Ms. Anderson served as Vice President of ADC's Systems Integration Business from May 1998 to November 2000, after having served as ADC's Vice President, Global Customer Service.

        Mr. Barker joined ADC in October 1999 following our acquisition of Saville Systems Ltd. Prior to being named President of ADC's Software Systems Business Unit in November 2001, Mr. Barker served as General Manager of ADC's Software Systems Division from October 1999 to November 2001. Prior to joining ADC, Mr. Barker served as President of Saville Systems, Ltd. from June 1999 to October 1999, President of Stanford Associates, Inc., a telecommunications consulting firm, from July 1996 to October 1997, and President and CEO of the Intelicom Division of Computer Sciences Corporation, Inc., a software provider to the telecommunications market, from April 1994 to July 1996.

        Mr. Quiram joined ADC in September 1991. Prior to being named the President of ADC's Connectivity Business Unit in October 2001, Mr. Quiram served as President of ADC's Broadband Infrastructure Division from April 2001 to October 2001 and Vice President and General Manager of the Wireless Division of ADC's Broadband Connectivity Group from May 1999 to April 2001. Prior to joining ADC, Mr. Quiram worked for eight years at U.S. West, a communications service provider.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The section entitled "Quarterly Stock Prices" of the Annual Report is incorporated in this Form 10-K by reference. This section is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The summary of certain information from our consolidated statement of income and balance sheet for the eleven years ended October 31, 2001 included in the Annual Report is incorporated in this Form 10-K by reference. This information is also included on Exhibit 13-a to this Form 10-K, as filed with the SEC. This summary information should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Item 14 of this Form 10-K.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Company Overview," "—Results of Operations," "—Segment Disclosures," "—Liquidity and Capital Resources," "—Euro Conversion" and "—Dividends" in the Annual Report are incorporated in this Form 10-K by reference. This section is also included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and notes thereto included in the Annual Report are incorporated in this Form 10-K by reference. These financial statements also are included in Exhibit 13-a to this Form 10-K, as filed with the SEC.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2002 Annual Meeting of Shareowners, which will be filed with the SEC on or before January 31, 2002 (the "Proxy Statement"), are incorporated in this Form 10-K by reference. The section entitled "Executive Officers of the Registrant" following Item 4 of this Form 10-K is incorporated herein by reference.

        Effective October 1, 2001, each of Robert Annunziata and Larry Wanberg were appointed to our Board of Directors.

        Effective November 1, 2001, Lynn J. Davis resigned as our Chief Operating Officer and announced his retirement.

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

Page Reference in the Annual Report to Shareowners
Management's Responsibility for Financial Reporting	F-20
Report of Independent Public Accountants	F-21
Consolidated Statements of Operations for the years ended October 31, 2001, 2000 and 1999	F-22
Consolidated Balance Sheets as of October 31, 2001 and 2000	F-23
Consolidated Statements of Shareowners' Investment for the years ended October 31, 2001, 2000 and 1999	F-24
Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and 1999	F-25
Notes to Consolidated Financial Statements	F-26
Eleven-Year Financial Summary for the years ended October 31, 1991 through October 31, 2001 (Unaudited)	16
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
3-c
Articles of Amendment, dated January 20, 2000, to Restated Articles of Incorporation of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
3-d
Articles of Amendment, dated June 30, 2000, to Restated Articles of Incorporation of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-g to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
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
4-c
Amendment, dated as of October 6, 1999, to Second Amended and Restated Rights Agreement between ADC Telecommunications, Inc. and Norwest Bank Minnesota, National Association. (Incorporated by reference to Exhibit 4-c to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
4-d
Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC's Registration Statement on Form S-8 dated February 28, 2001.)
10-a*
ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through February 27, 2001. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-b*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-c*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-g to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
10-d*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2002.
10-e*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-f*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-j to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
10-g*	ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2002.
10-h*
Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-i*	ADC Telecommunications, Inc. Executive Change in Control Severance Plan (2002 Restatement), effective as of January 1, 2002.
10-j*
ADC Telecommunications, Inc. Change in Control Severance Pay Plan, effective as of July 1, 2001. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)

10-k*
Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)
10-l*
First Amendment to the Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-m*
ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended and restated through February 27, 2001. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-n*
ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-o*
Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan, effective as of March 12, 1996, and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-p*
ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-q*
Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan, effective as of March 12, 1996, and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-r*	ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement), as amended and restated as of effective January 1, 2002.
10-s*
Employment Agreement, dated January 28, 2001, between ADC Telecommunications, Inc. and Richard R. Roscitt. (Incorporated by reference to Exhibit 10-d to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-t*
Separation Agreement, effective as of November 1, 2000, between ADC Telecommunications, Inc. and William J. Cadogan. (Incorporated by reference to Exhibit 10-e to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-u*	Separation Agreement, dated October 22, 2001, and effective as of November 1, 2001, between ADC Telecommunications, Inc. and Lynn J. Davis.
10-v*
Restricted Stock Award Agreement, dated as of May 22, 2001, between ADC Telecommunications, Inc. and Barclay W. Fitzpatrick. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)
10-w*
Restricted Stock Award Agreement, dated as of May 31, 2001, between ADC Telecommunications, Inc. and William F. O'Brien. (Incorporated by reference to Exhibit 10-d to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)
10-x*	Oral Agreement Regarding Health Insurance Coverage, effective as of November 16, 2001, between ADC Telecommunications, Inc. and Peter W. Hemp.
10-y
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
10-aa
Participation Agreement, dated as of October 22, 1999, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-jj to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-bb
First Amendment to Participation Agreement, dated as of January 29, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-cc
Second Amendment to Participation Agreement, dated as of August 24, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-dd
Third Amendment to Participation Agreement and Lease, dated as of October 31, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-ee
Fourth Amendment to Participation Agreement, dated as of December 11, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-ff
Fifth Amendment to Participation Agreement, dated as of December 31, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-gg	Receivables Sale Agreement, dated as of December 12, 2001, among ADC Telecommunications Sales, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-hh	First Amendment, dated as of December 21, 2001, to Receivables Sale Agreement among ADC Telecommunications Sales, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-ii	Receivables Sale Agreement, dated as of December 12, 2001, among ADC DSL Systems, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-jj	First Amendment, dated as of December 21, 2001, to Receivables Sale Agreement among ADC DSL Systems, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-kk	Receivables Purchase Agreement, dated as of December 12, 2001, among ADC Receivables Corp. I, ADC Telecommunications, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.
10-ll	Performance Undertaking, dated as of December 12, 2001, by ADC Telecommunications, Inc. in favor of ADC Receivables Corp. I.
10-mm
First Amendment, dated as of December 21, 2001, to Receivables Purchase Agreement among ADC Receivables Corp. I, ADC Telecommunications, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.
13-a	Portions of the 2001 Annual Report to Shareowners.
21-a	Subsidiaries of ADC Telecommunications, Inc.

23-a	Consent of Arthur Andersen LLP.
24-a	Power of Attorney.
99-a	Cautionary Statement Regarding Forward-Looking Statements.
99-b	Report of Arthur Andersen LLP and Schedule II.

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

(b)
The following Reports on Form 8-K were filed during the last quarter of the period covered by this report:

  Report on Form 8-K, dated September 12, 2001, filed in connection with the appointment of each of Robert Annunziata and Larry Wangberg to our Board of Directors.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
Dated: January 16, 2002	By:	/s/ RICHARD R. ROSCITT Richard R. Roscitt Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD R. ROSCITT Richard R. Roscitt	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Dated: January 16, 2002
/s/ ROBERT E. SWITZ Robert E. Switz	Senior Vice President, Chief Financial Officer (principal financial officer)	Dated: January 16, 2002
/s/ CHARLES T. ROEHRICK Charles T. Roehrick	Vice President, Controller (principal accounting officer)	Dated: January 16, 2002
Robert Annunziata*	Director
John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
B. Kristine Johnson*	Director
Jean-Pierre Rosso*	Director
Larry Wangberg*	Director
John D. Wunsch*	Director
Charles D. Yost*	Director
*By:	/s/ JEFFREY D. PFLAUM Jeffrey D. Pflaum Attorney-in-Fact	Dated: January 16, 2002

ADC Telecommunications, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended October 31, 2001

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
3-c
Articles of Amendment, dated January 20, 2000, to Restated Articles of Incorporation of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
3-d
Articles of Amendment, dated June 30, 2000, to Restated Articles of Incorporation of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-g to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
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
4-c
Amendment, dated as of October 6, 1999, to Second Amended and Restated Rights Agreement between ADC Telecommunications, Inc. and Norwest Bank Minnesota, National Association. (Incorporated by reference to Exhibit 4-c to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
4-d
Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreementamong ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC's Registration Statement on Form S-8 dated February 28, 2001.)
10-a*
ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through February 27, 2001. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-b*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-c*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-g to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)

10-d*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2002.
10-e*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2000. (Incorporated by reference to Exhibit 10-m to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-f*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-j to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
10-g*	ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2002.
10-h*
Supplemental Executive Retirement Plan Agreement for William J. Cadogan, dated as of November 1, 1990, between ADC Telecommunications, Inc. and William J. Cadogan, as amended. (Incorporated by reference to Exhibit 10-u to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-i*	ADC Telecommunications, Inc. Executive Change in Control Severance Plan (2002 Restatement), effective as of January 1, 2002.
10-j*
ADC Telecommunications, Inc. Change in Control Severance Pay Plan, effective as of July 1, 2001. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)
10-k*
Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 1988. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1989.)
10-l*
First Amendment to the Compensation Plan for Directors of ADC Telecommunications, Inc., restated as of December 31, 1988. (Incorporated by reference to Exhibit 10-s to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1989.)
10-m*
ADC Telecommunications, Inc. Nonemployee Director Stock Option Plan, as amended and restated through February 27, 2001. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-n*
ADC Telecommunications, Inc. Deferred Compensation Plan, dated as of November 1, 1978, as amended. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-o*
Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan, effective as of March 12, 1996, and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-p*
ADC Telecommunications, Inc. Pension Excess Plan, dated as of January 1, 1985, as amended. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-q*
Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan, effective as of March 12, 1996, and approved on April 1, 1997. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-r*	ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement), as amended and restated effective as of January 1, 2002.

10-s*
Employment Agreement, dated January 28, 2001, between ADC Telecommunications, Inc. and Richard R. Roscitt. (Incorporated by reference to Exhibit 10-d to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-t*
Separation Agreement, effective as of November 1, 2000, between ADC Telecommunications, Inc. and William J. Cadogan. (Incorporated by reference to Exhibit 10-e to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-u*	Separation Agreement, dated October 22, 2001, and effective as of November 1, 2001, between ADC Telecommunications, Inc. and Lynn J. Davis.
10-v*
Restricted Stock Award Agreement, dated as of May 22, 2001, between ADC Telecommunications, Inc. and Barclay W. Fitzpatrick. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)
10-w*
Restricted Stock Award Agreement, dated as of May 31, 2001, between ADC Telecommunications, Inc. and William F. O'Brien. (Incorporated by reference to Exhibit 10-d to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)
10-x*	Oral Agreement Regarding Health Insurance Coverage, effective as of November 16, 2001, between ADC Telecommunications, Inc. and Peter W. Hemp.
10-y
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
10-aa
Participation Agreement, dated as of October 22, 1999, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-jj to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
10-bb
First Amendment to Participation Agreement, dated as of January 29, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-cc
Second Amendment to Participation Agreement, dated as of August 24, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-dd
Third Amendment to Participation Agreement and Lease, dated as of October 31, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-ee
Fourth Amendment to Participation Agreement, dated as of December 11, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-ff
Fifth Amendment to Participation Agreement, dated as of December 31, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.

10-gg	Receivables Sale Agreement, dated as of December 12, 2001, among ADC Telecommunications Sales, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-hh	First Amendment, dated as of December 21, 2001, to Receivables Sale Agreement among ADC Telecommunications Sales, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-ii	Receivables Sale Agreement, dated as of December 12, 2001, among ADC DSL Systems, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-jj	First Amendment, dated as of December 21, 2001, to Receivables Sale Agreement among ADC DSL Systems, Inc., ADC Telecommunications, Inc. and ADC Receivables Corp. I.
10-kk	Receivables Purchase Agreement, dated as of December 12, 2001, among ADC Receivables Corp. I, ADC Telecommunications, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.
10-ll	Performance Undertaking, dated as of December 12, 2001, by ADC Telecommunications, Inc. in favor of ADC Receivables Corp. I.
10-mm
First Amendment, dated as of December 21, 2001, to Receivables Purchase Agreement among ADC Receivables Corp. I, ADC Telecommunications, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.
13-a	Portions of the 2001 Annual Report to Shareowners.
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Arthur Andersen LLP.
24-a	Power of Attorney.
99-a	Cautionary Statement Regarding Forward-Looking Statements.
99-b	Report of Arthur Andersen LLP and Schedule II.

*
Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
ADC Telecommunications, Inc. Annual Report on Form 10-K For the Fiscal Year Ended October 31, 2001
EXHIBIT INDEX