Form 10-Q
period 2002-01-31
ADC TELECOMMUNICATIONS INC
filed 2002-03-15
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒	NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common stock, $.20 par value: 794,211,556 shares as of March 13, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET—UNAUDITED

(In millions)

	January 31, 2002	October 31, 2001
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$465.7	$348.6
Available for sale securities	64.5	73.2
Accounts receivable, net	198.9	280.7
Inventories, net	233.8	253.6
Prepaid income taxes	80.2	208.4
Current deferred tax assets	106.5	107.0
Prepaid and other current assets	38.1	33.7

Total current assets	1,187.7	1,305.2
PROPERTY AND EQUIPMENT, net	580.6	614.0
OTHER ASSETS:
Deferred tax assets	368.9	367.1
Goodwill	140.1	140.1
Other	63.6	73.3

	$2,340.9	$2,499.7

LIABILITIES AND SHAREOWNERS' INVESTMENT:
CURRENT LIABILITIES:
Accounts payable	$107.1	$162.0
Accrued compensation and benefits	88.5	109.1
Other accrued liabilities	189.2	205.8
Restructuring accrual	105.3	120.8
Notes payable and current maturities of long-term debt	1.7	1.7

Total current liabilities	491.8	599.4
LONG-TERM DEBT, less current maturities	17.7	3.0
OTHER LONG-TERM LIABILITIES	3.7	3.9

Total liabilities	513.2	606.3
SHAREOWNERS' INVESTMENT (793.9 and 792.0 shares outstanding, respectively)	1,827.7	1,893.4

	$2,340.9	$2,499.7

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three Months Ended January 31,
	2002	2001
NET SALES	$293.5	$811.3
COST OF PRODUCT SOLD	198.7	500.5

GROSS PROFIT	94.8	310.8

EXPENSES:
Research and development	42.5	80.3
Selling and administration	109.1	180.1
Goodwill amortization	—	17.7
Impairment charges	1.9	7.5
Non-recurring charges	3.0	33.3
Non-cash stock compensation (1)	3.7	4.9

Total expenses	160.2	323.8

OPERATING LOSS	(65.4)	(13.0)
OTHER INCOME (EXPENSE), NET:
Interest	0.8	0.6
Gain (Loss) on write-down or sale of investments	4.6	8.9
Loss on sale of fixed assets	(3.7)	(0.1)
Loss on equity investment	(3.4)	(5.2)
Other	(2.8)	(1.8)
LOSS BEFORE INCOME TAXES	(69.9)	(10.6)
BENEFIT FOR INCOME TAXES	(25.1)	(3.0)

NET LOSS	$(44.8)	$(7.6)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	793.4	782.8

LOSS PER SHARE (BASIC AND DILUTED)	$(0.06)	$(0.01)

(1)
Non-cash stock compensation expense resulted from stock options and restricted stock converted in connection with our acquisition of Broadband Access Systems. We do not incur any other non-cash stock compensation expense in the ordinary course of business. If we had reported this non-cash stock compensation in existing expense categories, research and development expense and selling and administration expense would have increased by $2.3 million and $1.4 million, respectively, for the three months ended January 31, 2002 and $1.8 million and $3.1 million, respectively, for the three months ended January 31, 2001.

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—UNAUDITED

(In millions)

	Three Months Ended January 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(44.8)	$(7.6)
Adjustments to reconcile net loss to net cash from operating activities—
Inventory and fixed asset write-offs	1.9	39.6
Depreciation and amortization	27.7	48.3
Increase in accounts receivable reserves	—	12.1
Increase in inventory reserves	—	10.4
Non-cash stock compensation	3.7	4.9
Change in deferred income taxes	(0.9)	1.2
Investment impairments	2.4	—
Gain on ownership of investments	—	(3.7)
Gain of sale of investments	(7.0)	(8.9)
Loss on sale of fixed assets	3.7	0.1
Other	(0.9)	9.0
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	79.9	71.2
Inventories	21.6	(61.9)
Prepaid income taxes and other assets	149.2	(79.7)
Accounts payable	(54.6)	5.7
Accrued liabilities	(49.8)	(134.3)

Total cash provided by (used for) operating activities	132.1	(93.6)

INVESTING ACTIVITIES:
Acquisitions	(3.9)	(48.7)
Property and equipment additions, net of disposals	(16.6)	(96.6)
Sale of available-for-sale securities, net	7.2	—
Purchase of long-term investments, net	(0.6)	(7.8)

Total cash used for investing activities	(13.9)	(153.1)

FINANCING ACTIVITIES:
(Repayments)/borrowings of debt	(2.0)	168.6
Common stock issued	0.6	19.0

Total cash (used for) provided by financing activities	(1.4)	187.6

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.3	0.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117.1	(59.0)
CASH AND CASH EQUIVALENTS, beginning of period	348.6	217.3

CASH AND CASH EQUIVALENTS, end of period	$465.7	$158.3

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In millions, except earnings per share)

	1st Quarter 2002	4th Quarter 2001	3rd Quarter 2001	2nd Quarter 2001
NET SALES	$293.5	$391.6	$547.5	$652.4
COST OF PRODUCT SOLD	198.7	277.4	369.8	530.1

GROSS PROFIT	94.8	114.2	177.7	122.3

EXPENSES:
Research and development	42.5	49.6	66.1	82.6
Selling and administration	109.1	137.8	152.3	235.1
Goodwill amortization	—	10.6	11.3	17.0
Impairment charges	1.9	32.8	6.5	401.5
Non-recurring charges	3.0	104.6	35.5	75.4
Non-cash stock compensation	3.7	4.4	4.5	4.9

Total expenses	160.2	339.8	276.2	816.5

OPERATING LOSS	(65.4)	(225.6)	(98.5)	(694.2)
OTHER INCOME (EXPENSE), NET:
Interest	0.8	1.8	(3.9)	(0.7)
Gain (loss) on write-down or sale of investments, net	—	(47.2)	15.6	(754.1)
Gain (loss) on divestitures	—	(87.8)	5.9	—
Other	(5.3)	(5.3)	(5.9)	(10.2)

LOSS BEFORE INCOME TAXES	(69.9)	(364.1)	(86.8)	(1,459.2)
BENEFIT FOR INCOME TAXES	(25.1)	(187.3)	(28.7)	(414.0)

NET LOSS	$(44.8)	$(176.8)	$(58.1)	$(1,045.2)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	793.4	789.7	787.8	786.0

LOSS PER SHARE (BASIC AND DILUTED)	$(0.06)	$(0.22)	$(0.07)	$(1.33)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1    Basis of Presentation:

        The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods. Prior year financial information has been restated to reflect the acquisition of CommTech Corporation, which was completed in the first quarter of fiscal 2001 and accounted for as a pooling of interests. The operating results for the quarter ended January 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K.

        Recently Issued Accounting Pronouncements.    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in our 2003 fiscal year, which begins November 1, 2002. If this standard were applied presently it would not materially impact our financial results for the three months ended January 31, 2002.

Note 2    Inventories:

        Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	January 31, 2002	October 31, 2001
Purchased materials and manufactured products	$213.2	$226.5
Work-in-process	20.6	27.1

	$233.8	$253.6

Note 3    Other Assets:

        Goodwill.    On November 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. As part of adopting this standard, we obtained an independent appraisal to assess the fair value of our business units to determine whether goodwill carried on our books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the value of our business units. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. We used a discount rate of 19.9% in our calculations. Based upon this independent appraisal, we determined that our current goodwill balances were not impaired as of January 31, 2002. We will continue to reassess the value of our business units and related goodwill balances at the beginning of each fiscal year or if events have occurred or circumstances exist that indicate the carrying amount of goodwill may warrant revision or may not be recoverable.

        The following table reconciles net income for the three months ended January 31, 2002 and 2001, excluding amortization expense recognized in those periods related to goodwill (in millions, except for earnings (loss) per share):

	Three Months Ended January 31,
	2002	2001
Reported net loss	$(44.8)	$(7.6)
Add back: Goodwill amortization, net of taxes	—	7.9

Adjusted net income (loss)	$(44.8)	$0.3

Basic and diluted earnings per share:
Reported net loss	$(0.06)	$(0.01)
Goodwill amortization	—	0.01

Adjusted net income (loss)	$(0.06)	$0.00

        Deferred tax assets.    As of January 31, 2002, we had recorded a deferred tax asset of $368.9 million. This asset generally represents future tax benefits we will receive when certain expenses previously incurred become deductible under applicable income tax laws. The realizability of this asset is dependent on the existence of taxable income in future periods against which these deductions can be applied. We regularly assess the prospects for future taxable income to determine whether the carrying value of this deferred tax asset is recoverable. If we determine the full amount is not recoverable, an appropriate reduction in the carrying value of this asset will be taken.

Note 4    Comprehensive Loss:

        The following table presents the calculation of comprehensive income (loss) as required by SFAS No. 130. Comprehensive income (loss) has no impact on ADC's net income (loss), balance sheet or shareowners' equity. The components of comprehensive loss are as follows (in millions):

	Three Months Ended January 31,
	2002	2001
Net loss	$(44.8)	$(7.6)
Changes in cumulative translation adjustments	(8.4)	3.6
Changes in market value of derivative financial instruments classified as cash flow hedges	—	1.8
Reclassification adjustment for realized gains on securities classified as available for sale, net of tax	(4.4)	—
Unrealized loss from securities classified as available for sale, net of taxes	(0.9)	(366.0)

Comprehensive loss	$(58.5)	$(368.2)

        We maintain investments of common stock in five publicly held companies in the telecommunications and technology industries. The investments in two of these companies, Vyyo, Inc. and Interwave Communications International Ltd., have been written down to a nominal value. The common stock investments in two other of these companies, ONI Systems Corp. and Redback Networks, Inc., where our ownership interest is less than 20%, are classified as available-for-sale securities and, consequently, are recorded on the balance sheet at their fair value with unrealized gains and losses reported as a separate component of shareowners' investment in accumulated other comprehensive income (loss). As of January 31, 2002, the market value of these two investments was as follows (in millions):

ONI Systems Corp.	$11.3
Redback Networks, Inc.	5.0

Total	$16.3

        In addition, we own an approximate 21.9% interest in MIND C.T.I Ltd. As of January 31, 2002, our investment in MIND had a market value of approximately $6.3 million. This investment is accounted for using the equity method. Under the equity method, a pro rata portion of MIND's profits or losses is reflected in our consolidated income statement.

        During the three months ended January 31, 2002, we sold 0.3 million shares of ONI Systems and partially settled a related hedging arrangement for an aggregate pre-tax gain of $7.0 million. As of January 31, 2002, we continued to maintain a cashless collar arrangement to minimize the impact of a potential decrease in the market value of our investment in ONI Systems. This cashless collar arrangement originally was entered into in the third quarter of fiscal 2001. Our investment in the shares of ONI Systems has a cost basis of approximately $1.9 million. The ONI Systems collar provides us with an aggregate floor value of approximately $73.2 million if held to maturity while allowing us to participate in up to approximately $97.0 million in further appreciation above the floor value. This collar limits our exposure to, and benefits from, price fluctuations in the underlying ONI Systems stock. The collar is designated as a cash flow hedge of the underlying stock; and as a consequence of this all changes in the market value of the collar and the underlying stock are included as a component of comprehensive income (loss) and are reflected in shareowners' investment. As of January 31, 2002, the fair market value of this collar arrangement was $48.2 million.

        In February 2002, Ciena Corporation and ONI Systems entered into a definitive merger agreement. Pursuant to the merger agreement, each outstanding share of ONI Systems will be exchanged for .7104 shares of Ciena Corporation. We expect to record a gain as a result of the conversion of our 2.1 million shares in ONI Systems into shares of Ciena Corporation assuming the proposed merger is finalized.

Note 5    Loss Per Share:

        Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share was calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the loss per share calculations for the periods ended January 31, 2002 and 2001 (in millions, except loss per share):

	Three Months Ended January 31,
	2002	2001
Net loss	$(44.8)	$(7.6)
Loss per common share (basic)	$(0.06)	$(0.01)
Loss per common share (diluted)	$(0.06)	$(0.01)
Weighted average common shares outstanding (basic)	793.4	782.8
Effect of dilutive securities—stock options	—	—

Weighted average common shares outstanding (diluted)	793.4	782.8

Note 6    Segment Reporting:

        The "management approach" required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires us to disclose selected financial data by operating segment. This approach is based upon the way we organize segments within an enterprise for making operating decisions and assessing performance. We have identified two reportable segments based on our internal organization structure, management of operations and performance evaluation. These segments are: Broadband Infrastructure and Access, and Integrated Solutions. Segment detail is summarized as follows:

	Segment Information (In millions)
	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items		Consolidated
Three months ended January 31, 2002:
External sales	$197.0	$96.5	$—		$293.5
Operating loss	(56.9)	(5.6)	(2.9	)(1)	(65.4)
Three months ended January 31, 2001:
External sales	$649.8	$161.5	$—		$811.3
Operating income (loss)	112.9	(17.6)	(108.3	)(1)	(13.0)

    (1)—Includes non-cash stock compensation charges of $3.7 million and $4.9 million, non-recurring and other restructuring related charges of $4.9 million and $83.9 million and other items not allocated to a specific segment for the three months ended January 31, 2002 and 2001, respectively. In addition, the 2001 amount includes goodwill amortization of $17.7 million.

Note 7    Non-Recurring and Other Restructuring Related Charges:

        During fiscal 2001, we launched an initiative to discontinue product lines that no longer fit our current focus and growth strategy and to consolidate unproductive and duplicative facilities. The non-recurring and restructuring related charges associated with this program totaled $4.9 million ($3.2 million net of tax) and $82.8 million ($53.2 million net of tax) for the quarters ended January 31, 2002 and 2001, respectively. In 2001, an additional $1.1 million ($0.7 million net of tax) related primarily to acquisition costs was also incurred. Additional restructuring is expected during fiscal 2002 and we expect the restructuring plans to be completed by the end of fiscal year 2002.

        Non-recurring and restructuring related charges by category of expenditures are as follows for the three months ended January 31, 2002 and 2001, respectively:

	January 31, 2002	January 31, 2001
Employee severance costs	$1.5	$18.0
Asset impairments and write-downs	1.9	16.9
Inventory and committed sales contracts	—	36.3
Contract termination costs	—	5.4
Facility consolidations	0.1	—
Other	1.4	7.3

	$4.9	$83.9

        In the first quarter of 2001, $36.3 million and $6.8 million of non-recurring and restructuring related charges were included as components of Cost of Product Sold and Selling and Administration

expenses, respectively. These charges primarily were related to committed sales contracts for product lines that had been discontinued.

        Employee severance costs relate to headcount reductions resulting from the closure of facilities and general terminations attributed to reduced sales forecasts. The workforce was reduced by approximately 200 employees during the three months ended January 31, 2002. The costs of these reductions will be funded through cash from operations. These reductions have impacted both business segments. Additional workforce reductions are expected in fiscal 2002 at levels which have not yet been determined.

        The write-down of fixed assets primarily relates to fixtures and equipment that were written down to their estimated realizable value and will no longer be used as a result of discontinuation of certain product lines and facility closures. By centralizing certain key functional areas and exiting unprofitable product lines, we plan to increase operating efficiencies and, ultimately, profitability in the long term.

        Facility consolidation costs represent lease termination costs and other costs associated with facility closures. The following table provides detail on the activity and remaining restructuring accrual balance by category as of January 31, 2002:

Type of Charge	Reserve October 31, 2001	Cash Charges	Non-cash Charges	Reserve January 31, 2002
Employment severance costs	$22.3	$7.8		$14.5
Facilities consolidation	83.6	7.1		76.5
Inventory and committed sales contracts	3.8		$0.6	3.2
Committed sales contracts-administrative	11.1			11.1

Total	$120.8	$14.9	$0.6	$105.3

        There were no material adjustments made to these restructuring accruals during the three months ended January 31, 2002. We expect that substantially all of the remaining $14.5 million of cash expenditures relating to our workforce reduction in fiscal 2001 will be paid by the end of fiscal 2002. Restructuring costs resulting from the consolidation of facilities in the amount of $76.5 million at January 31, 2002, which were also accrued in fiscal 2001, will be paid over the respective lease terms of the facilities ending through 2006. The remaining balance of $14.3 million for inventory and committed sales contracts will be paid out through fiscal 2002 as the committed sales contracts are completed.

Note 8    Securitization of Accounts Receivable:

        In December 2001, we entered into a $160 million accounts receivable securitization arrangement with a financial institution. Pursuant to this arrangement, we may sell certain of our U.S. sourced accounts receivable to the financial institution without recourse to us. The sales may occur either on a one-time basis or on a continuous basis, provided that the aggregate sales proceeds less the uncollected receivables may not exceed the $160 million limit at any point in time. We will continue to service, administer and collect the receivables with respect to this arrangement. The receivables are sold at a discount to their face amounts, with such discount representing a financing charge. The financing charge is based on an A1-P1 Commercial Paper rate plus an interest spread for the used and unused portion of the amount available under this arrangement. The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, therefore the actual amount that may be available under this arrangement may be less than the maximum of $160 million. During the three months ended January 31, 2002, the amount available under this arrangement ranged from $15 million to $54 million.

        The purpose of this arrangement is to allow us to accelerate the cash realized from our receivables. We intend to account for any sales of receivables to the financial institution as a sale, and accordingly any discount from the face value of such receivables as well as certain fees will be included in interest and other financing expense. Costs associated with the origination of the arrangement were included in interest expense in the quarter ended January 31, 2002. As of January 31, 2002, there have been no sales of receivables under this arrangement. This arrangement expires on December 12, 2004, subject to possible earlier termination under certain circumstances.

Note 9    Joint Ventures:

        In January 2001, we entered into two joint ventures with Competence Research and Development Ltd., an independent company. The joint ventures were established to share development risk and capital resources associated with the ongoing development of technology used in our iAN™, BroadAccess™ and Small Subscriber product lines. The joint ventures have been successful in advancing the development of technology related to these product lines. We recently decided to purchase Competence's interests in the joint ventures pursuant to purchase rights we hold and are working to close these acquisitions.

        While the joint ventures have no ownership rights in our existing intellectual property, the joint ventures do own any newly developed intellectual property related to the product lines. We retained the rights related to the sale, production and marketing of the product lines for which research and development is being developed by the joint ventures.

        When the joint ventures were established we held 34% and 20% interests, respectively, in the two joint venture entities. In December 2001, we purchased Competence's 66% interest in one of the joint ventures for $3.9 million in cash and we assumed approximately $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology. We then entered into a new joint venture with Competence in which our ownership interest is 49%. We maintain a 20% interest in the other joint venture. Because we do not have majority control over the joint ventures, these investments are accounted for using the equity method. Therefore, a pro rata portion of the joint ventures' profits or losses is reflected in our consolidated income statement as Other Income (Expense).

        The terms of the joint ventures allow, but do not require, us to purchase Competence's interests therein at anytime. Subsequent to the December 2001 transaction described above, we decided, in February 2002, to purchase Competence's remaining interests in both joint ventures. We expect to make payments to Competence of approximately $350,000 and assume approximately $4.2 million in debt that we expect to be owed by the joint ventures upon the closing of our purchases. We expect these purchases to be complete during the second quarter of fiscal 2002.

        The estimated fair value of the assets acquired in our December 2001 purchase and the contemplated purchases, as well as amounts allocated to goodwill, in-process research and development and other intangible assets with respect to these acquisitions, have yet to be determined. We expect to record expense for in-process research and development projects associated with both the December 2001 purchase and the contemplated purchases of both joint ventures in the second quarter of fiscal 2002 in the range of $15 million to $25 million. The final amount of these expenses will be based on the results of independent appraisals currently in progress.

Note 10    Lease Commitments

        We are a party to four long-term operating lease agreements related to certain of our facilities. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases contain purchase options and minimum residual value guarantees at the end of the lease term. If we choose to retain the property at the end of the lease term, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $254 million and $208 million, respectively. Three of these leases also contain financial covenants that we must satisfy. Failure to satisfy these covenants will result in the lessor having the right to require us to purchase the properties at the purchase option price. The aggregate purchase option price for the three leases containing financial covenants is $231 million. These financial covenants require that we: (1) maintain a certain minimum net worth; (2) achieve minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"); (3) do not incur additional indebtedness during fiscal 2002 over a specified maximum; and (4) beginning in fiscal 2003, maintain certain ratios of indebtedness to EBITDA and EBITDA to interest expense. Compliance with these two ratios is determined on a rolling 12-month basis as of the end of each fiscal quarter, beginning with the first quarter of fiscal 2003. We were in compliance with these financial covenants as of January 31, 2002.

Note 11    Subsequent Events:

        In February 2002, the United States District Court for the District of Minnesota entered a final judgment resolving our patent infringement action against Thomas & Betts Corporation and Augat Communications Products, Inc. We received $20 million as part of the resolution of this action, and will also receive between $7 million and $10 million in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

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

        Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software that is designed to aid communications service providers in the provisioning, delivery and billing of broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications provisioning, activation, billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

Marketplace Conditions

        Our operating results during the first quarter ended January 31, 2002 continued to be affected adversely by the downturn in general economic conditions, and adverse conditions in the communications equipment industry in particular. In this economic environment, many of our communications service provider customers have deferred capital spending, reduced their telecommunications equipment purchases, and announced plans to further reduce capital expenditures. The effect of these developments has been most pronounced in the U.S. market. As a result of these economic conditions, we expect that our future net sales will not grow at previously experienced rates. Throughout fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending as it became evident our industry was entering a prolonged economic downturn. Additional cost restructuring measures are expected in fiscal 2002 relating to further cost saving efforts. Our cost-saving actions to date have included the sale of non-strategic product lines, the disposition of certain assets and a consolidation of facilities as well as reductions in our employee base, elimination of contractor positions and unreplaced employee attrition. Despite these actions, if we are unable to meet expected revenue levels in any particular quarter, there may be a material adverse impact on our operating results for that period because we may not be able to further reduce our expenses quickly in response to short-term business changes. Our expense levels are based in part on our expectations of future revenues. Although our management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, our operating results may be affected adversely.

        Our ability to grow our business is dependent on our ability to develop and commercially introduce new products successfully and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive, and we cannot guarantee that any new or enhanced products and services we develop will meet with market acceptance or be profitable. Growth in the market for broadband communications products and services depends on a number of factors, including the availability of capital to communications service providers, the amount of capital expenditures by communications service providers, new and revised regulatory and legal requirements, and end-user demands for Internet, data, video, voice and other communications services.

        Our results of operations normally are subject to seasonal factors. We historically have experienced a stronger demand for our products during the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year-end incentives, and have experienced a weaker demand for our products during the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. For instance, these historical trends were not evident in fiscal 2001 as our revenue levels dropped sequentially each quarter. Further, based upon the announced intentions of many of our customers to reduce or defer future capital spending the historical trend may not continue for the foreseeable future. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to our Annual Report on Form 10-K for fiscal 2001.

NON-RECURRING AND OTHER RESTRUCTURING-RELATED CHARGES

        In connection with our prior fiscal year initiative to focus our business on strategic and core operations and improve our operating performance by restructuring and streamlining our operations, we recorded charges to earnings of $4.9 million ($3.2 million net of tax) and $82.8 million ($53.2 million net of tax) during the three months ended January 31, 2002 and 2001, respectively. An additional $1.1 million ($0.7 million net of tax) of acquisition costs were incurred during the three months ended January 31, 2001. The non-cash portion of these charges before tax was $1.9 million and $47.7 million for the three months ended January 31, 2002 and 2001, respectively.

        For the three months ended January 31, 2002, our restructuring costs primarily related to involuntary workforce reduction costs of $1.5 million for approximately 200 employees, facility consolidation costs of $0.1 million, fixed asset write-downs of $1.9 million and other costs of $1.4 million primarily related to relocation costs and consultancy fees. For the three months ended January 31, 2001, our restructuring costs primarily related to involuntary workforce reduction costs of $18.0 million for approximately 2,100 employees, facility consolidation costs of $4.2 million, inventory and committed sales contract related charges of $36.3 million, fixed asset write-downs of $18.6 million, committed sales contracts-administrative costs of $5.4 million, acquisition and related integration costs of $1.1 million and other costs of $0.3 million. There were no additional restructuring reserves created during the three months ended January 31, 2002.

        Restructuring charges that were expensed in fiscal 2001, but will be paid in subsequent years, were $105.3 million as of January 31, 2002. Of this amount, we expect that substantially all of the remaining $14.5 million and $14.3 million of cash expenditures relating to our workforce reduction in fiscal 2001 and committed sales contracts, respectively, will be paid by the end of fiscal 2002. The remaining amount of $76.5 million which relates to the costs of consolidating facilities, will be paid over the respective lease terms of the facilities ending through 2006. See Note 7 to the Condensed Consolidated Financial Statements for a further discussion of these charges.

        We expect to realize significant cash savings from our restructuring plan initiated in fiscal 2001. The restructuring plan presently is expected to yield cash savings of approximately $450.0 million annually, a portion of which was realized in the three month period ended January 31, 2002. These savings, which are expected to be realized primarily in the form of lower manufacturing costs and operating expenses, largely relate to reduced labor costs and more focused operations. We intend to continue our initiative to achieve more cost-efficient operations in fiscal 2002. Our overall restructuring initiative is expected to result in additional restructuring expenses in amounts that have not yet been determined.

CRITICAL ACCOUNTING POLICIES

        Our critical accounting policies, including the assumptions and judgments underlying them, are discussed in our fiscal 2001 Form 10-K in Note 1 to our Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, investment valuation, asset impairment recognition, business combination accounting, lease agreements and restructuring initiatives. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate.

RESULTS OF OPERATIONS

        The percentage relationships to net sales of certain income and expense items for the quarters ended January 31, 2002 and 2001, and the percentage changes in these income and expense items between periods are contained in the following table:

	Percentage of Net Sales for the Three Months Ended January 31		Percentage Increase (Decrease) Between Periods
	2002	2001
Net Sales	100.0%	100.0%	(63.8)%
Cost of Product Sold	(67.7)	(61.7)	(60.3)

Gross Profit	32.3	38.3	(69.5)
Expenses:
Research and development	(14.5)	(9.9)	(47.1)
Selling and administration	(37.2)	(22.2)	(39.4)
Goodwill amortization	—	(2.2)	(100.0)
Impairment charges	(0.6)	(0.9)	(74.7)
Non-recurring charges	(1.0)	(4.1)	(91.0)
Non-cash stock compensation	(1.3)	(0.6)	(24.5)

Operating Loss	(22.3)	(1.6)	(403.1)
Other Income (Expense), Net:
Interest	0.3	0.1	33.3
Other	(1.8)	0.2	(394.4)

Loss Before Income Taxes	(23.8)	(1.3)	(559.4)
Benefit for Income Taxes	(8.5)	(0.4)	(736.7)

Net Loss	(15.3)%	(0.9)%	(489.5)%

        Net Sales: The following table sets forth ADC's net sales for the three months ended January 31, 2002 and 2001, respectively, for each of ADC's functional product and service segments described above:

	Three Months Ended January 31 ($ in millions)
	2002		2001
Product Group
	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$197.0	67.1%	$649.8	80.1%
Integrated Solutions	96.5	32.9	161.5	19.9

Total	$293.5	100.0%	$811.3	100.0%

        Net sales for the three-month period ended January 31, 2002 were $293.5 million, reflecting a 63.8% decrease over the comparable 2001 period. This decrease reflected a decline in all product groups. Additionally, prior year amounts include $122.1 million of net sales from product lines divested in fiscal 2001. International revenues comprised approximately 27.6% of ADC's sales for the three-month period ended January 31, 2002 compared to 27.0% for the three month period ended January 31, 2001.

        During the three months ended January 31, 2002, net sales of Broadband Infrastructure and Access products declined by 69.7% over the comparable 2001 time period. The decrease primarily resulted from lower sales for copper- and fiber-connectivity systems due to a weakened communications equipment industry and lower carrier spending budgets. Sales of most other products, except our Cuda™ 12000 IP Access Switch which had increased sales, declined by smaller dollar amounts and percentages. Prior year amounts include $91.9 million of net sales from product lines divested or discontinued in fiscal 2001. Broadband Infrastructure and Access sales represent approximately 67.1% of our total net sales. We expect that future sales of Broadband Infrastructure and Access products will continue to account for a substantial portion of our net sales.

        During the three months ended January 31, 2002, Integrated Solutions net sales decreased by 40.2% over the comparable 2001 time period. This decrease was substantially the result of lower sales in system integration services. Prior year amounts include $30.2 million of net sales from product lines divested or discontinued in fiscal 2001.

        Gross Profit: During the three-month periods ended January 31, 2002 and 2001, gross profit percentages were 32.3% and 38.3%, respectively. The decrease in gross profits is primarily due to a decrease in sales volume and a shift in sales mix to lower margin products and services. Also, in the three-month period ending January 31, 2001, $36.3 million of inventory write-offs and other costs to exit certain sales contracts in connection with our prior year restructuring efforts were included in cost of product sold. We anticipate that our future gross profit percentage will continue to be affected by many factors, including sales mix, competitive pricing, the timing of new product introductions and manufacturing volume.

        Operating Expenses: Total operating expenses for the three months ended January 31, 2002 and 2001 were $160.2 million and $323.8 million, representing 54.6% and 39.9% of net sales, respectively. These operating expenses included non-recurring and restructuring related charges and non-cash stock compensation charges of $8.6 million and $88.8 million for the three months ended January 31, 2002 and 2001, respectively. The 2002 and 2001 non-recurring charges represent costs associated with initiatives to reduce workforce headcount, discontinue product lines that no longer fit our current focus and growth strategy and consolidate unproductive and duplicative facilities. Also included in operating expenses for 2002 and 2001 are non-cash stock compensation charges associated with our acquisition of Broadband Access Systems. The 2001 operating expenses also include non-cash stock compensation charges related to our acquisition of Centigram Communications Corporation. These costs are not included in operating expenses for the three-month period ended January 31, 2002 because we divested the Centigram operations through the sale of our Enhanced Services Division in fiscal 2001.

        Operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, for the three months ended January 31, 2002 and 2001 were $151.6 million and $235.0 million, representing 51.7% and 29.0% of net sales, respectively. The decrease in absolute dollars of operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, was primarily due to prior year restructuring efforts as well as the divestiture of certain business units and product lines. The increase in operating expense percent of net sales was primarily due to fixed and variable costs incurred by us that are not easily adjustable given a swift downturn in net sales. We currently are evaluating these costs and may take action to reduce these costs further through additional restructuring efforts in fiscal 2002.

        Research and development expenses were $42.5 million for the three months ended January 31, 2002, representing a decrease of 47.1% from $80.3 million for the three months ended January 31, 2001. The decrease reflects our efforts to reduce overall expenses, and the absence of continued research and development for divested product lines. There was $25.6 million in research and development expense in the three-month period ended January 31, 2001 related to divested product lines. We believe that, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources to product development for each of our product groups. In connection with our intention to discontinue joint ventures related to our iAN, BroadAccess and Small Subscriber product lines, we expect to incur additional research and development expenses of approximately $21.0 million during the remaining quarters of fiscal 2002.

        Selling and administration expenses were $109.1 million for the three months ended January 31, 2002, representing a decrease of 39.4% from $180.1 million for the three months ended January 31, 2001. This decrease reflects a beneficial realization of our restructuring efforts, which were initiated in the prior fiscal year. In addition, selling and administration expenses decreased $51.0 million from the comparable 2001 period due to the divestiture or discontinuance of certain business units and product lines in fiscal 2001.

        On November 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. Therefore, we did not recognize any goodwill amortization during the three months ended January 31, 2002 compared to $17.7 million in goodwill amortization for the three months ended January 31, 2001.

        Other Income (Expense), Net: For the three months ended January 31, 2002 and 2001, the net interest income (expense) category represented net interest income on cash and cash equivalents. In the three months ended January 31, 2002, interest income was partially offset by fees associated with the establishment of an accounts receivable securitization arrangement. See "Liquidity and Capital Resources" below for a discussion of cash levels.

        Other expense primarily represents the gain or loss on foreign exchange transactions, the gain or loss on the sale of fixed assets and investments, investment impairment charges and our share of the net operating results of our investments in other companies accounted for under the equity method.

        Income Taxes: The effective income tax rate for the three months ended January 31, 2002 and 2001 was affected by lower marginal tax rates applied to restructuring expenses. Excluding the impact of the lower rates used for the restructuring charges, the effective income tax rate was 38% for the three-month periods ended on January 31, 2002 and 2001.

        Net Income: Net loss was $44.8 million (or ($0.06) per diluted share) for the three months ended January 31, 2002, a decrease of 489.5% over $7.6 million loss (or ($0.01) per diluted share) for the three months ended January 31, 2001. Excluding the non-recurring and restructuring related charges, non-cash stock compensation charges and goodwill amortization charges of $6.8 million and $67.1 million, net of tax, net income (loss) for the three months ended January 31, 2002 and 2001 was ($38.0) million (or ($0.05) per diluted share) and $59.5 million (or $0.08 per diluted share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operations

        Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, increased $117.1 million and decreased $59.0 million during the three months ended January 31, 2002 and 2001, respectively. The major elements of the 2002 change included $156.0 million in income tax refunds and lower working capital requirements partially offset by a net loss of $44.8 million and $16.6 million in property and equipment additions. The major elements of the 2001 change included a $168.6 million increase in debt as well as $19.0 million from issuance of common stock to employees pursuant to our stock option and employee stock purchase plans. This was offset by $93.6 million used for operations, $48.7 million used for acquisitions and $96.6 million used for property and equipment additions during the period.

        Subsequent to the quarter ended January 31, 2002, our cash position was further improved by two events. First, as a result of our operating losses in fiscal 2001, we received additional federal income tax refunds of approximately $45 million in cash early in the second quarter of fiscal 2002. Second, in February 2002 the United States District Court for the District of Minnesota entered a final judgment resolving our patent infringement action against Thomas & Betts Corporation and Augat Communications Products, Inc. We received $20 million as part of the resolution of this action, and will also receive between $7 million and $10 million in future periods.

Investments

        We maintain investments of common stock in five publicly held companies. The investments in two of these companies, Vyyo, Inc. and Interwave Communications International Ltd., have been written down to a nominal value. Two of these investments in which we hold less than 20% interest are classified as available-for-sale securities and, consequently, are recorded on our balance sheet at their fair value, with unrealized gains and losses reported as a separate component of shareholders' investment in accumulated other comprehensive income (loss). As of January 31, 2002, the market value of our available for sale securities was as follows:

ONI Systems Corp.	$11.3
Redback Networks, Inc.	5.0

Total	$16.3

        In addition we own an approximate 21.9% interest in MIND. As of January 31, 2002, our investment in MIND had a market value of approximately $6.3 million. This investment is accounted for using the equity method.

        During the three months ended January 31, 2002, we sold 0.3 million shares of ONI Systems and partially settled a corresponding hedging arrangement for an aggregate pre-tax gain of $7.0 million. As of January 31, 2002, we continued to maintain a cashless collar arrangement to minimize the impact of a potential decrease in the market value of our investment in ONI Systems. This cashless collar arrangement originally was entered into in the third quarter of fiscal 2001. Our investment in the shares of ONI Systems has a cost basis of approximately $1.9 million. The ONI Systems collar provides us with an aggregate floor value of approximately $73.2 million if held to maturity while allowing us to participate in up to approximately $97.0 million in further appreciation above the floor value. This collar limits our exposure to, and benefits from, price fluctuations in the underlying ONI Systems stock. The collar is designated as a cash flow hedge of the underlying stock; consequently, all changes in the market value of the collar and the underlying stock are included as a component of comprehensive income (loss) and are reflected in shareowners' investment. As of January 31, 2002, the fair market value of this collar arrangement was $48.2 million.

        We also maintain a venture capital fund that is focused on investing in emerging and start-up companies throughout the world that are engaged in the development of high-performance broadband communication technologies. This fund is recorded as a long-term asset on our balance sheet. The fund's investments are stated at cost (subject to periodic review for impairment) until a public market develops for the investments, at which time the investments are stated at market value with the aggregate valuation adjustments classified as shareowners' investment. As of January 31, 2002, the fund had a balance of $32.8 million.

Finance-related Transactions

        At January 31, 2002, we had approximately $19.4 million of debt outstanding. We are also a party to four operating lease agreements related to certain of our facilities. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases contain minimum residual value guarantees by us at the end of the lease term and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $254 million and $208 million, respectively. Three of these leases also contain financial covenants that we must satisfy. Failure to satisfy these covenants will result in the lessor having the right to require us to purchase the properties at the purchase option price. The aggregate purchase option price for the three leases containing financial covenants is $231 million. These financial covenants require that we: (1) maintain a certain minimum net worth; (2) achieve minimum levels of earnings before interest, taxes, depreciation and amortization ("EBITDA"); (3) do not incur additional indebtedness during fiscal 2002 over a specified maximum; and (4) beginning in fiscal 2003, maintain certain ratios of indebtedness to EBITDA and EBITDA to interest expense. Compliance with these two ratios is determined on a rolling 12-month basis as of the end of each fiscal quarter, beginning with the first quarter of fiscal 2003. We are in compliance with these financial covenants as of January 31, 2002.

        Two of these leases require us to grant a first priority security interest in a substantial portion of our assets (other than cash, marketable securities, and a majority of our U.S. accounts receivable) to the lessor on March 31, 2002. We currently are evaluating alternatives for refinancing these leases. Because of a likely difference between the fair value of the leased properties and the purchase option price under the leases, any such refinancing will likely require a cash outlay from us in the range of $50 million to $90 million, and may result in a charge to earnings of a like amount. If we are unable to refinance these leases, then these leases, which have an aggregate purchase option price of approximately $178 million, will be secured by a lien on a substantial portion of our assets.

        In December 2001, we entered into a $160 million accounts receivable securitization arrangement with a financial institution. This arrangement functions much like a revolving line of credit, but has a lower cost of funds than a traditional revolving line of credit. Pursuant to this arrangement we may sell certain of our U.S. sourced accounts receivable to the financial institution without recourse to us. The sales may occur either on a one-time basis or on a continuous basis, provided that the aggregate sales proceeds less the uncollected receivables may not exceed the $160 million limit at any point in time. We will continue to service, administer and collect the receivables with respect to this arrangement. The receivables are sold at a discount to their face amount, with such discount representing a financing charge. The financing charge is based on an A1-P1 Commercial Paper rate plus an interest spread for the used and unused portion of the amount available under this arrangement. The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, thus the actual amount that may be available under this arrangement may be less than the maximum of $160 million. During the three months ended January 31, 2002, the amount available under this arrangement ranged from $15 million to $54 million.

        The purpose of this securitization arrangement is to allow us to accelerate the cash realized from our receivables, and to provide an additional liquidity resource. We intend to account for any sales of receivables to the financial institution as a sale, and accordingly any discount from the face value of such receivables as well as certain fees will be included in interest and other financing expense. As is customary with these arrangements, we utilize a wholly owned special purpose entity to facilitate these sales, the purpose of which is to isolate and hold title to the receivables for the benefit of the financial institution. As of January 31, 2002, there have been no sales of receivables under this arrangement. This arrangement expires on December 12, 2004, subject to possible earlier termination under certain circumstances.

Capital Commitments

        As of January 31, 2002 we had commitments (both cancelable and non-cancelable) for capital expenditures related to the ongoing operation of our business of approximately $52.9 million. These commitments primarily reflect future equipment purchases as well as improvements for existing buildings and facilities. The commitments are payable over three years, with approximately $2.5 million expected to become due and payable during the second quarter of fiscal 2002 and $4.3 million expected to become due and payable during the remainder of fiscal 2002. We intend to fund these expenditures from cash on hand.

        As discussed in Note 9 to the Condensed Consolidated Financial Statements, we decided in February 2002, to purchase a third party's interests in two joint ventures to which we are a party. We expect to make payments to the third party of approximately $350,000 and assume approximately $4.2 million in debt that we expect to be owed by the joint ventures upon the closing of our purchases.

Vendor Financing

        We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of January 31, 2002 and 2001, we had commitments to extend credit of approximately $88.4 million and $229.0 million, respectively, for such arrangements. The total amount drawn and outstanding under the commitments, including guarantees totaling $21.1 million that we made to third-party financiers on behalf of customers, was approximately $67.4 million and $71.4 million as of January 31, 2002 and 2001, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may exist and expire without being drawn. Accordingly, amounts committed but not drawn will not necessarily affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At January 31, 2002, we have recorded approximately $40.1 million in loss reserves in the event of non-performance related to these financing arrangements. We consider these loss reserves to be adequate.

Working Capital Requirements

        We believe that current cash on hand, cash generated from operating activities, cash from investments and available credit facilities should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2002. However, we still may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, potential investments or acquisitions or other business purposes. Among alternatives which we believe are available as additional sources of financing are a fully-secured revolving line of credit and unsecured convertible debt; however, we cannot offer any assurance that these sources will be available or available on favorable terms.

Euro Conversion

        On January 1, 1999, several member countries of the European Union established fixed conversion rates and adopted the Euro as their new common legal currency. Beginning on this date, the Euro began trading on currency exchanges while the legacy currencies remained the legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties could elect to pay for goods and services and transact business using either the Euro or a legacy currency. Beginning January 1, 2002 through July 1, 2002, the participating countries will introduce Euro hard currency and start withdrawing all legacy currencies.

        The Euro conversion may affect cross-border competition by creating cross-border price transparency. We are assessing our pricing and marketing strategy in order to ensure that we remain competitive in a broader European market. We also have modified our information technology systems to permit transactions to take place in both the legacy currencies and the Euro and provide for the eventual elimination of the legacy currencies. Our currency risks and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. We will continue to evaluate issues involving introduction of the Euro. Based on current information and assessments, the Euro conversion has not, nor do we expect that it will have, a material adverse effect on our business, results of operations or financial condition.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        The disclosures in this report on Form 10-Q, including, but not limited to, the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications equipment industry and communications services on our business. We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These include, without limitation, demand for our products or services, availability of materials to make products, changing market conditions within our industry or generally within the economy, new competition and technologies, increased costs associated with protecting intellectual property rights, fluctuations in our operating results, pressures on the pricing of the products and services we offer, and the factors set forth on Exhibit 99-a to our Form 10-K for the fiscal year ended October 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in security prices, foreign exchange rates and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation. Changes in interest rates are not expected to have a material adverse effect on our financial condition or results of operations.

        As described in "Liquidity and Capital Resources" and Note 4 to the Condensed Consolidated Financial Statements, we maintain an investment portfolio of common stock in five publicly held companies in the telecommunications or technology industries. This portfolio was developed primarily through investments in privately-held companies which later became publicly traded. The common stock investments in two of these companies, Vyyo, Inc. and Interwave Communications International, Ltd., have been written down to a nominal value. The common stock investments in two of the other companies where we hold less than 20% interest, Redback Networks and ONI Systems, are classified as available-for-sale securities and, consequently, are recorded on the balance sheet at their fair value, with unrealized gains and losses reported as a separate component of shareowners' investment in accumulated other comprehensive income (loss). The investment in the last company, MIND, is accounted for using the equity method and a pro-rata portion of MIND's profits or loss is reflected in our consolidated income statement. The values recorded for the publicly traded companies are subject to market price volatility. Assuming an immediate decrease of 20%, 50% and 80% in our publicly traded investments, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $8.1 million, $20.3 million and $32.5 million, respectively, as of January 31, 2002. As a result of changes in the fair value of these investments since acquisition, we recorded a $35.6 million unrealized gain, $22.4 million net of tax, in shareowners' investment as of January 31, 2002. In fiscal 2001, we entered into an equity collar arrangement with respect to holdings in ONI Systems that locks in a price range for the sale of these shares, thereby guaranteeing minimum selling prices. As of January 31, 2002, the fair market value of this collar arrangement was approximately $48.2 million. This equity collar arrangement is designated as a cash flow hedge of a forecasted investment sale. Changes in the value of this derivative are reported as a separate component of shareowners' investment in accumulated other comprehensive income (loss). We also hold minority investments in a number of companies that are not publicly traded. These investments are included in long-term assets and are carried at cost. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are a defendant in various suits, claims, proceedings and investigations arising in the ordinary course of business. At this time, we cannot determine our total aggregate amount of monetary liability or the financial impact of these matters. Therefore, we do not know whether these actions, suits, claims proceedings and investigations will, individually or collectively, have a material adverse effect on our business, results of operations, and financial condition. We intend to defend vigorously these actions, suits, claims, proceedings and investigations.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a.    An annual meeting of our shareowners (the "Annual Meeting") was held on February 19, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management's nominees for director as listed in the proxy statement, and all such nominees were elected.

        b.    At the Annual Meeting, Robert Annunziata and Larry W. Wangberg were elected as directors for terms expiring at the annual meeting of our shareowners in 2004 and James C. Castle, Ph.D., Richard R. Roscitt and John D. Wunsch were elected as directors for terms expiring at the annual meeting of our shareowners in 2005. The following table shows the vote totals with respect to the election of these directors:

Name	Votes For	Authority Withheld
Robert Annunziata	641,223,779	14,482,960
Larry W. Wangberg	645,562,250	10,144,489
James C. Castle, Ph.D.	645,852,146	9,854,593
Richard R. Roscitt	645,635,102	10,071,637
John D. Wunsch	633,793,632	21,913,107

        John A. Blanchard III, B. Kristine Johnson and Jean-Pierre Rosso continued as directors for terms expiring at the annual meeting of shareowners in 2003, and John J. Boyle III and Charles D. Yost continued as directors for terms expiring at the annual meeting of shareowners in 2004.

        c.    At the Annual Meeting, the shareowners also approved an amendment to our Global Employee Stock Purchase Plan to increase the total number of authorized shares of our common stock available for sale under the plan by 15,000,000 shares. The following table shows the vote totals with respect to the amendment to our Global Employee Stock Purchase Plan:

Votes For	Votes Against	Abstain
624,768,751	26,988,517	3,949,469

        At the Annual Meeting, the shareowners also approved the combination of our Nonemployee Director Stock Option Plan and our Global Stock Incentive Plan for key employees as described in our proxy statement. The following table shows the vote totals with respect to the combination of our Nonemployee Director Stock Option Plan and our Global Stock Incentive Plan for key employees:

Votes For	Votes Against	Abstain
583,493,680	67,860,234	4,352,822

        At the Annual Meeting, the shareowners also approved the material terms of our Executive Management Incentive Plan so that payments under this plan will be deductible for U.S. federal income tax purposes under Section 162 (m) of the Internal Revenue Code. The following table shows the vote totals with respect to the approval of the material terms of our Executive Management Incentive Plan:

Votes For	Votes Against	Abstain
607,789,764	42,836,450	5,080,521

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.    Exhibits

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f	Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC's Registration Statement on Form S-8 dated February 28, 2001.)
4-g	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
4-h	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
10-a	ADC Telecommunications, Inc. Global Stock Incentive Plan (as amended and restated through February 19, 2002).
10-b	ADC Telecommunications, Inc. Change in Control Severance Plan (2002 Restatement), effective as of January 1, 2002.
10-c	ADC Telecommunications, Inc. 2001 Special Stock Option Plan.
10-d	Compensation Plan for Nonemployee Directors of ADC Telecommunications, Inc. restated as of March 1, 2002.
10-e	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement utilized with respect to option grants beginning in ADC's 2002 fiscal year (The form of the ADC Telecommunications, Inc. Incentive Stock Option Agreement contains the same material terms.)
10-f	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made on November 1, 2001 (The Form of the ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to these officers and key management employees with respect to option grants made on November 1, 2001 contains the same material terms.)
10-g	Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC's 2002 fiscal year.

        b. Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
By:	/s/ ROBERT E. SWITZ Robert E. Switz Executive Vice President and Chief Financial Officer

March 14, 2002

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2002

Exhibit No.	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Form 10-Q for the quarter ended January 31, 1996.)
4-b	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
4-d	Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC's Form 10-K for the fiscal year ended October 31, 1999.)
4-f	Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC's Registration Statement on Form S-8 dated February 28, 2001.)
4-g	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
4-h	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
10-a	ADC Telecommunications, Inc. Global Stock Incentive Plan (as amended and restated through February 19, 2002).
10-b	ADC Telecommunications, Inc. Change in Control Severance Plan (2002 Restatement), effective as of January 1, 2002.
10-c	ADC Telecommunications, Inc. 2001 Special Stock Option Plan.
10-d	Compensation Plan for Nonemployee Directors of ADC Telecommunications, Inc. restated as of March 1, 2002.
10-e	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement utilized with respect to option grants beginning in ADC's 2002 fiscal year (The form of the ADC Telecommunications, Inc. Incentive Stock Option Agreement contains the same material terms.)

10-f	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made on November 1, 2001 (The Form of the ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to these officers and key management employees with respect to option grants made on November 1, 2001 contains the same material terms.)
10-g	Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC's 2002 fiscal year.

QuickLinks

PART I. FINANCIAL INFORMATION
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET—UNAUDITED (In millions)
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS—UNAUDITED (In millions, except per share amounts)
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—UNAUDITED (In millions)
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED (In millions, except earnings per share)
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
PART II. OTHER INFORMATION
SIGNATURES
ADC TELECOMMUNICATIONS, INC. EXHIBIT INDEX TO FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 2002