Form 10-Q
period 2002-04-30
ADC TELECOMMUNICATIONS INC
filed 2002-06-14
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-1424

ADC Telecommunications, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41–0743912 (I.R.S. Employer Identification No.)

13625 Technology Drive, Eden Prairie, MN 55344-2252

(Address of principal executive offices) (Zip code)

(952) 938-8080

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                Common stock, $.20 par value:  796,425,078 shares as of June 10, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	April 30, 2002	October 31, 2001

                  ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$309.5	$348.6
Available-for-sale securities	37.3	73.2
Accounts receivable, net	170.3	280.7
Inventories, net	192.2	253.6
Prepaid income taxes	41.7	208.4
Current deferred tax assets	106.7	107.0
Prepaid and other current assets	49.0	33.7

Total current assets	906.7	1,305.2

PROPERTY AND EQUIPMENT, net	540.8	614.0
RESTRICTED CASH	260.1	—
OTHER ASSETS:
Deferred tax assets	371.5	367.1
Goodwill	144.0	140.1
Other	66.9	73.3

	$2,290.0	$2,499.7

LIABILITIES AND SHAREOWNERS’ INVESTMENT:
CURRENT LIABILITIES:
Accounts payable	$105.4	$162.0
Accrued compensation and benefits	88.6	109.1
Restructuring accrual	106.9	120.8
Other accrued liabilities	226.7	205.8
Notes payable and current maturities of long-term debt	16.7	1.7

Total current liabilities	544.3	599.4

LONG-TERM DEBT, less current maturities	1.0	3.0
OTHER LONG-TERM LIABILITIES	3.7	3.9

Total liabilities	549.0	606.3

SHAREOWNERS’ INVESTMENT
(796.3 and 792.0 shares outstanding, respectively)	1,741.0	1,893.4

	$2,290.0	$2,499.7

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
 (In millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
NET SALES	$298.3	$652.4	$591.8	$1,463.7
COST OF PRODUCT SOLD	224.6	530.1	423.3	1,030.6

GROSS PROFIT	73.7	122.3	168.5	433.1

EXPENSES:
Research and development	49.8	82.6	92.3	162.9
Selling and administration	106.0	235.1	215.1	415.2
Goodwill amortization	—	17.0	—	34.7
Impairment charges	7.7	401.5	9.6	409.0
Non-recurring charges	67.0	75.4	70.0	108.7
Non-cash stock compensation (1)	3.7	4.9	7.4	9.8

Total expenses	234.2	816.5	394.4	1,140.3

OPERATING LOSS	(160.5)	(694.2)	(225.9)	(707.2)
OTHER INCOME (EXPENSE), NET:
Interest	2.2	(0.7)	3.0	(0.1)
Gain (loss) on write-down or sale of investments	4.3	(754.1)	8.9	(745.2)
Gain (loss) on sale of fixed assets	1.4	(0.2)	(2.3)	(0.3)
Gain on patent infringement settlement	26.2	—	26.2	—
Loss on equity investment	(0.1)	(6.3)	(3.5)	(11.5)
Other	(6.5)	(3.7)	(9.3)	(5.5)

LOSS BEFORE INCOME TAXES	(133.0)	(1,459.2)	(202.9)	(1,469.8)
BENEFIT FOR INCOME TAXES	(43.8)	(414.0)	(68.9)	(417.0)

NET LOSS	$(89.2)	$(1,045.2)	$(134.0)	$(1,052.8)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	794.9	786.0	794.2	783.9

LOSS PER SHARE (BASIC AND DILUTED)	$(0.11)	$(1.33)	$(0.17)	$(1.34)

(1) Non-cash stock compensation expense resulted primarily from stock options and restricted stock converted in connection with our acquisition of Broadband Access Systems. If we had reported this non-cash stock compensation in existing expense categories, research and development expense and selling and administration expense would have increased by $2.3 million and $1.4 million, respectively, for the three months ended April 30, 2002, $1.8 million and $3.1 million, respectively, for the three months ended April 30, 2001, $4.6 million and $2.8 million, respectively, for the six months ended April 30, 2002 and $3.6 million and $6.2 million, respectively, for the six months ended April 30, 2001.

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Six Months Ended April 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(134.0)	$(1,052.8)
Adjustments to reconcile net income (loss) to net cash from operating activities—
Depreciation and amortization	58.0	104.0
Inventory and fixed asset impairment charges	19.4	481.6
Write off purchased IPR&D	10.5	—
Increase in accounts receivable reserves	11.2	60.4
Increase in inventory reserves	18.3	52.0
Non-cash stock compensation	7.4	9.8
Change in deferred income taxes	(1.5)	(317.6)
Investment impairments	22.3	788.1
Gain on ownership of investments	—	(3.7)
Gain on sale of investments	(31.2)	(34.0)
Loss on sale of fixed assets	2.3	—
Other	(0.6)	4.9
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	108.5	181.6
Inventories	42.0	(45.8)
Prepaid and other assets	152.5	(176.2)
Accounts payable	(57.0)	(15.6)
Accrued liabilities	(13.6)	(96.2)

Total cash provided by (used for) operating activities	214.5	(59.5)

INVESTING ACTIVITIES:
Acquisitions	(4.3)	(48.7)
Property and equipment additions, net of disposals	(21.8)	(175.2)
Increase in restricted cash	(260.1)	—
Sale of available-for-sale securities, net	32.2	59.4
(Purchase) sale of long-term investments, net	(1.8)	0.5

Total cash used for investing activities	(255.8)	(164.0)

FINANCING ACTIVITIES:
(Repayments) borrowing of debt	(3.9)	91.4
Common stock issued	6.3	32.7

Total cash provided by financing activities	2.4	124.1

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.2)	(0.8)

DECREASE IN CASH AND CASH EQUIVALENTS	(39.1)	(100.2)
CASH AND CASH EQUIVALENTS, beginning of period	348.6	217.3

CASH AND CASH EQUIVALENTS, end of period	$309.5	$117.1

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION—UNAUDITED

(In millions, except earnings per share)

	2ndQuarter 2002	1st Quarter 2002	4thQuarter 2001	3[r]d Quarter 2001
NET SALES	$298.3	$293.5	$391.6	$547.5
COST OF PRODUCT SOLD	224.6	198.7	277.4	369.8

GROSS PROFIT	73.7	94.8	114.2	177.7

EXPENSES:
Research and development	49.8	42.5	49.6	66.1
Selling and administration	106.0	109.1	137.8	152.3
Goodwill amortization	—	—	10.6	11.3
Impairment charges	7.7	1.9	32.8	6.5
Non-recurring charges	67.0	3.0	104.6	35.5
Non-cash stock compensation	3.7	3.7	4.4	4.5

Total expenses	234.2	160.2	339.8	276.2

OPERATING INCOME (LOSS)	(160.5)	(65.4)	(225.6)	(98.5)
OTHER INCOME (EXPENSE), NET:
Interest	2.2	0.8	1.8	(3.9)
Gain (loss) on write-down or sale of investments	4.3	4.6	(47.2)	15.6
Gain (loss) on sale of fixed assets	1.4	(3.7)	—	—
Gain (loss) on divestiture	(0.8)	—	(87.8)	5.9
Gain on patent infringement settlement	26.2	—	—	—
Loss on equity investment	(0.1)	(3.4)	(3.5)	(3.2)
Other	(5.7)	(2.8)	(1.8)	(2.7)

INCOME (LOSS) BEFORE INCOME TAXES	(133.0)	(69.9)	(364.1)	(86.8)
PROVISION (BENEFIT) FOR INCOME TAXES	(43.8)	(25.1)	(187.3)	(28.7)

NET LOSS	$(89.2)	$(44.8)	$(176.8)	$(58.1)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	794.9	793.4	789.7	787.8

LOSS PER SHARE (BASIC AND DILUTED)	$(0.11)	$(0.06)	$(0.22)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

                The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods. Prior year financial information has been restated to reflect the acquisition of CommTech Corporation, which was completed in the first quarter of fiscal 2001 and accounted for as a pooling of interests. The operating results for the quarter ended April 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K.

                Recently Issued Accounting Pronouncements.  In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in our 2003 fiscal year, which begins November 1, 2002. If this standard were applied presently it would not materially impact our financial results for the three and six months ended April 30, 2002.

Note 2 Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	April 30, 2002	October 31, 2001

Purchased materials and manufactured products	$174.5	$226.5
Work-in-process	17.7	27.1

	$192.2	$253.6

Note 3 Other Assets:

                Goodwill.  On November 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. As part of adopting this standard, we obtained an independent appraisal to assess the fair value of our business units to determine whether goodwill carried on our books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the value of our business units. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market–based rates of return to provide indications of value. We used a discount rate of 19.9% in our calculations. Based upon this independent appraisal, we determined that our current goodwill balances were not impaired as of November 1, 2001. We will continue to reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year or at other times if events have occurred or circumstances exist that indicates the carrying amount of goodwill may warrant revision or may not be recoverable.

                The following table reconciles net income for the three and six months ended April 30, 2002 and 2001, excluding amortization expense recognized in those periods related to goodwill (in millions, except for earnings (loss) per share):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001

Reported net loss	$(89.2)	$(1,045.2)	$(134.0)	$(1,052.8)
Add back: Goodwill amortization, net of taxes	—	17.5	—	25.4

Adjusted net income (loss)	$(89.2)	$(1,027.7)	$(134.0)	$(1,027.4)

Basic and diluted earnings per share:
Reported net loss	$(0.11)	$(1.33)	$(0.17)	$(1.34)
Goodwill amortization	—	0.02	—	0.03

Adjusted net income (loss)	$(0.11)	$(1.31)	$(0.17)	$(1.31)

                 Deferred tax assets.  As of April 30, 2002, we had recorded a deferred tax asset of $478.2 million, of which $371.5 million is non-current. This asset generally represents future tax benefits we will receive when certain expenses previously incurred become deductible under applicable income tax laws. The realizability of this asset is dependent on the existence of taxable income in future periods against which these deductions can be applied. We regularly assess the prospects for future taxable income to determine whether the carrying value of this deferred tax asset is recoverable. If we determine the full amount is not recoverable, an appropriate reduction in the carrying value of this asset will be taken.  In light of current industry conditions, it is possible that we will conclude that we will not be able to generate sufficient taxable income in future periods within the time frame required to fully utilize the benefit of our deferred tax assets.

Note 4 Comprehensive Loss:

The following table presents the calculation of comprehensive income (loss) as required by SFAS No. 130. Comprehensive income (loss) has no impact on ADC’s net income (loss), balance sheet or shareowners’ equity. The components of comprehensive loss are as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001

Net loss	$(89.2)	$(1,045.2)	$(134.0)	$(1,052.8)
Changes in cumulative translation adjustments	2.0	(1.9)	(6.4)	1.7
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	—	0.8	—	2.6
Reclassification adjustment for realized (gains) losses on securities classified as available for sale, net of tax	(15.2)	473.5	(19.6)	473.5
Unrealized loss from securities classified as available for sale, net of tax	(1.5)	(114.8)	(2.4)	(480.8)

Comprehensive loss	$(103.9)	$(687.6)	$(162.4)	$(1,055.8)

In accordance with our policy to review our investment portfolio for declines in value that may be other than temporary, we recorded $19.9 million ($12.3 million net of tax) and $22.3 million ($13.8 million net of tax) of non-cash losses on a lower-of-cost-or-market write-down for various equity investments in our portfolio of marketable equity securities during the three and six months ended April 30, 2002, respectively.  This write down is a result of the downturn in market conditions in the technology and telecommunication sectors.

                We maintain investments of common stock in five publicly held companies in the telecommunications and technology industries. The investments in two of these companies, Vyyo, Inc. and Interwave Communications

International Ltd., have been written down to a nominal value. The common stock investments in two other of these companies, ONI Systems Corp. and Redback Networks, Inc., where our ownership interest is less than 20%, are classified as available-for-sale securities and, consequently, are recorded on the balance sheet at their fair value with unrealized gains and losses reported as a separate component of shareowners’ investment in accumulated other comprehensive income (loss). As of April 30, 2002 the market value of these two investments was as follows (in millions):

ONI Systems Corp.	$6.0
Redback Networks, Inc.	2.0

Total	$8.0

In addition, we own an approximate 21.9% interest in MIND C.T.I. Ltd.  As of April 30, 2002, our investment in MIND had a market value of approximately $5.2 million. This investment is accounted for using the equity method. Under the equity method, a pro rata portion of MIND’s profits or losses is reflected in our consolidated income statement.

During the three and six months ended April 30, 2002, we sold 0.9 million and 1.2 million shares respectively of ONI Systems and partially settled a related hedging arrangement for an aggregate pre-tax gain of $24.2 million and $31.2 million, respectively.

As of April 30, 2002, we continue to maintain a cashless collar arrangement to minimize the impact of a potential decrease in the market value of our investment in ONI Systems. This cashless collar arrangement originally was entered into in the third quarter of fiscal 2001.  Our investment in the shares of ONI Systems has a cost basis of approximately $1.1 million. The ONI Systems collar provides us with an aggregate floor value of approximately $43.0 million if held to maturity while allowing us to participate in up to approximately $57.0 million in further appreciation above the floor value. This collar limits our exposure to, and benefits from, price fluctuations in the underlying ONI Systems stock. The collar is designated as a cash flow hedge of the underlying stock. All changes in the market value of the collar and the underlying stock are included as a component of comprehensive income (loss) and are reflected in shareowners’ investment.  As of April 30, 2002, the market value of this collar arrangement was $29.3 million.

                In February 2002, Ciena Corporation and ONI Systems entered into a definitive merger agreement. Pursuant to the merger agreement, each outstanding share of ONI Systems will be exchanged for .7104 shares of Ciena Corporation. We expect to record a gain as a result of the conversion of our 1.3 million shares in ONI Systems into shares of Ciena Corporation assuming the proposed merger is finalized.

Note 5 Loss Per Share:

Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share was calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the loss per share calculations for the periods ended April 30, 2002 and 2001(in millions, except loss per share):

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001

Net loss	$(89.2)	$(1,045.2)	$(134.0)	$(1,052.8)
Loss per common share (basic)	$(0.11)	$(1.33)	$(0.17)	$(1.34)
Loss per common share (diluted)	$(0.11)	$(1.33)	$(0.17)	$(1.34)
Weighted average common shares outstanding (basic)	794.9	786.0	794.2	783.9
Effect of dilutive securities—stock options	—	—	—	—

Weighted average common shares outstanding (diluted)	794.9	786.0	794.2	783.9

Note 6 Segment Reporting:

                The “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose selected financial data by operating segment. This approach is based upon the way we organize segments within an enterprise for making operating decisions and assessing performance. We have identified two reportable segments based on our internal organization structure, management of operations and performance evaluation. These segments are Broadband Infrastructure and Access, and Integrated Solutions. Segment detail is summarized as follows:

Segment Information (In millions)

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(1)	Consolidated
Three Months Ended April 30, 2002
External sales	$205.4	$92.9	$—	$298.3
Operating loss	(74.1)	(6.1)	(80.3)	(160.5)

Three Months Ended April 30, 2001
External sales	$496.8	$155.6	$—	$652.4
Operating loss	(120.3)	(30.4)	(543.5)	(694.2)

Segment Information (In millions)

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(2)	Consolidated
Six Months Ended April 30, 2002
External sales	$402.5	$189.3	$—	$591.8
Operating loss	(130.9)	(11.6)	(83.4)	(225.9)
Six Months Ended April 30, 2001
External sales	$1,146.6	$317.1	$—	$1,463.7
Operating loss	(7.4)	(55.6)	(644.2)	(707.2)

(1)  Includes non-cash stock compensation charges of $3.7 million and $4.9 million, non-recurring and other restructuring related charges of $74.1 million and $124.3 million and other items not allocated to a specific segment for the three months ended April 30, 2002 and 2001, respectively. In addition, the 2001 amount includes goodwill amortization of $17.0 million as well as impairment charges totaling $401.5 million.

(2)  Includes non-cash stock compensation charges of $7.4 million and $9.8 million, non-recurring and other restructuring related charges of $79.0 million and $200.8 million and other items not allocated to a specific segment for the six months ended April 30, 2002, and 2001 respectively. In addition, the 2001 amount includes goodwill amortization of $34.7 million as well as impairment charges totaling $409.0 million.

Note 7 Non-Recurring and Other Restructuring Related Charges:

                During fiscal 2001 and continuing into fiscal 2002, we launched an initiative to discontinue product lines that no longer fit our current focus and growth strategy and to consolidate unproductive and duplicative facilities. The non-recurring and restructuring related charges associated with this program totaled $63.7 million ($41.8 million net of tax) and $117.4 million ($76.1 million net of tax) for the three months ended April 30, 2002 and 2001, respectively, and $68.5 million ($45.0 million net of tax) and $192.8 million ($125.3 million net of tax) for the six months ended April 30, 2002 and 2001, respectively.   In addition, during the three and six months ended April 30, 2002 we incurred $10.5 million ($10.5 million net of tax) of in-process research and development charges as a result of finalizing the purchase of two technology joint ventures.  Acquisition costs totaling $6.9 million ($5.8 million net of tax) and $8.0 million ($6.5 million net of tax) were incurred during the three and six months ended April 30, 2001, respectively.

                Non-recurring and restructuring related charges by category of expenditures are as follows for the three and six months ended April 30, 2002 and 2001, respectively (in millions):

Three Months Ended April 30, 2002	Cost of Products Sold	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$10.4	$—	$10.4
Facilities consolidation	—	35.8	—	35.8
Inventory and committed sales contracts	0.7	—	—	0.7
Fixed asset write-downs	—	16.9	—	16.9
Committed sales contracts—administrative	—	—	(1.3)	(1.3)
In process research and development	—	10.5	—	10.5
Other	—	1.1	—	1.1

Total	$0.7	$74.7	$(1.3)	$74.1

Three Months Ended April 30, 2001	Cost of Products Sold	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$25.2	$—	$25.2
Facilities consolidation	—	36.5	—	36.5
Inventory and committed sales contracts	28.2	—	—	28.2
Fixed asset write-downs	—	6.8	—	6.8
Committed sales contracts—administrative	—	—	19.0	19.0
Integration and acquisition costs	—	6.9	—	6.9
Other	—	—	1.7	1.7

Total	$28.2	$75.4	$20.7	$124.3

Six Months Ended April 30, 2002	Cost of Products Sold	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$11.9	$—	$11.9
Facilities consolidation	—	35.9	—	35.9
Inventory and committed sales contracts	0.7	—	—	0.7
Fixed asset write-downs	—	18.7	—	18.7
Committed sales contracts—administrative	—	—	(1.3)	(1.3)
In process research and development	—	10.5	—	10.5
Other	—	2.6	—	2.6

Total	$0.7	$79.6	$(1.3)	$79.0

Six Months Ended April 30, 2001	Cost of Products Sold	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$43.2	$—	$43.2
Facilities consolidation	—	41.3	—	41.3
Inventory and committed sales contracts	64.5	—	—	64.5
Fixed asset write-downs	—	16.2	—	16.2
Committed sales contracts—administrative	—	—	24.4	24.4
Integration and acquisition costs	—	8.0	—	8.0
Other	—	—	3.2	3.2

Total	$64.5	$108.7	$27.6	$200.8

                Employee severance costs relate to headcount reductions resulting from the closure of facilities and general terminations attributed to reduced sales forecasts. The workforce was reduced by approximately 400 employees during the three months ended April 30, 2002. The costs of these reductions will be funded through cash from operations. These reductions have impacted both business segments. Additional workforce reductions are expected throughout fiscal 2002 at levels not yet determined.

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

Facility consolidation costs represent lease termination costs and other costs associated with our decision to consolidate and close unproductive, duplicative or excess manufacturing and office facilities.

Committed sales contracts—administrative represents the administrative expenses necessary to complete or negotiate settlements with respect to certain committed sales contracts, which costs would normally be classified as selling and administration expenses.  These costs are a direct result of our decision to exit certain product lines.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of April 30, 2002. (in millions)

Type of Charge	Reserve October 31, 2001	Net Additions	Cash Charges	Non-cash Charges	Reserve April 30, 2002

Employee severance costs	$22.3	$9.4	$18.3	—	$13.4
Facilities consolidation	83.6	46.7	17.3	$30.6	82.4
Inventory and committed sales contracts	3.8	0.7	—	4.5	—
Committed sales contracts—administrative	11.1	—	—	—	11.1
Fixed asset write downs	—	4.3	—	4.3	—

Total	$120.8	$61.1	$35.6	$39.4	$106.9

                The total adjustment made to these accruals was a $15.3 million decrease as of April 30, 2002.  The adjustment was primarily related to changes in the assumptions related to divested product lines.

We expect that substantially all of the remaining $13.4 million of cash expenditures relating to employee severance costs will be paid by the end of fiscal 2002. Restructuring costs resulting from the consolidation of facilities in the amount of $82.4 million at April 30, 2002, which were also accrued in fiscal 2001, will be paid over the respective lease terms of the facilities ending through 2006. The remaining balance of $11.1 million for committed sales contracts—administrative will be paid out through fiscal 2002 as the committed sales contracts are completed.

Note 8 Securitization of Accounts Receivable:

                In December 2001, we entered into a $160 million accounts receivable securitization arrangement with a financial institution. Pursuant to this arrangement, we may sell certain of our U.S. sourced accounts receivable to the financial institution without recourse to us. The sales may occur either on a one-time basis or on a continuous basis, provided that the aggregate sales proceeds less the uncollected receivables may not exceed the $160 million limit at any point in time. We will continue to service, administer and collect the receivables with respect to this arrangement. The receivables are sold at a discount to their face amounts, with such discount representing a financing charge. The financing charge is based on an A1-P1 Commercial Paper rate plus an interest spread for the used and unused portion of the amount available under this arrangement. The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, therefore the actual amount that may be available under this arrangement may be less than the maximum of $160 million. During the six months ended April 30, 2002, the amount available under this arrangement ranged from $12 million to $54 million.

                The purpose of this arrangement is to allow us to accelerate the cash realized from our receivables. We intend to account for any sales of receivables to the financial institution as a sale, and accordingly any discount from the face value of such receivables as well as certain fees will be included in interest and other financing expense. Costs associated with the origination of the arrangement were included in interest expense in the quarter ended January 31, 2002. As of April 30, 2002, there have been no sales of receivables under this arrangement. This arrangement expires on December 12, 2004, subject to possible earlier termination under certain circumstances.

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

                When the joint ventures were established we held 34% and 20% interests, respectively, in the two joint venture entities. In December 2001, we purchased Competence’s 66% interest in one of the joint ventures for $3.9 million in cash and we assumed approximately $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology. We then entered into a new joint venture with Competence in which our ownership interest was 49%. Because we did not have majority control over the joint ventures, these investments were accounted for using the equity method. Therefore, a pro rata portion of the joint ventures’ profits or losses is reflected in our consolidated income statement as Other Income (Expense).  For the six months ended April 30, 2001 we incurred approximately $6.0 million in charges related to these joint ventures.

                In February 2002 we purchased Competence’s remaining interests in both joint ventures for approximately $350,000 in cash and assumed approximately $4.2 million in debt, the proceeds of which were used to fund the development of the technology.  The debt was paid off immediately following the purchase.  We recorded expense for in-process research and development projects associated with the purchase of Competence’s interest in these ventures in the second quarter of fiscal 2002 of $10.5 million based on the results of independent appraisals.  In addition, $10.3 million was allocated to developed technology, which will be amortized over a period of seven years.  Appraisals for purchased in-process and developed technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately will succeed.   Since the purchase we have incurred an additional $6.0 million of research and development expense to further develop this technology.

Note 10  Lease Commitments

                We are a party to four long-term operating lease agreements related to certain of our facilities. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases contain purchase options and minimum residual value guarantees at the end of the lease term. If we choose to retain the property at the end of the lease term, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $252 million and $206 million, respectively.  In April 2002 we agreed to pledge cash collateral in the aggregate amount of $254.0 million under these four leases.  In exchange for this, the lessors agreed to amend, and in certain circumstances delete, various financial and operating covenants and to reduce the minimum lease payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

                We are a leading global supplier of broadband network equipment, fiber optics, software and systems integration services that enable communications service providers to deliver high-speed Internet, data, video and voice services to consumers and businesses worldwide. Our products enable telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers to build and upgrade the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of broadband communications networks, and our product and service offerings help connect communications service providers’ offices to businesses and end users’ homes as well as to wireless communications devices.

                Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators and communications equipment manufacturers and distributors. We offer optical– and copper–connectivity components and systems, broadband access and network equipment, software and systems integration services to our customers through the following two segments of product and service offerings:

                                                •               Broadband Infrastructure and Access; and

                                                •               Integrated Solutions.

                Broadband Infrastructure and Access focuses on Internet Protocol (IP)–based offerings for the cable industry, Digital Subscriber Line (DSL) offerings for the communications equipment industry, and optics and broadband connectivity products for a variety of communications network applications. Integrated Solutions focuses on software and systems integration services. Broadband Infrastructure and Access products consist of:

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

                Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing of communications systems channels within service providers’ serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, optical, wireless and broadcast communications networks and also include passive and active optical components. Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable and optical networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet and wireless communications networks to deliver Internet, data, video and voice services to businesses and consumers.

                Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software that is designed to aid communications service providers in the provisioning, delivery and billing of broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications provisioning, activation, billing, customer management, network performance and service–level assurance software used by service providers to operate communications networks.

MARKETPLACE CONDITIONS

                Our operating results during the three and six months ended April 30, 2002 continued to be adversely affected by the downturn in general economic conditions, and adverse conditions in the communications equipment industry in particular. In this economic environment, many of our communications service provider customers have deferred capital spending, reduced their telecommunications equipment purchases, and announced plans to further reduce capital expenditures. The effect of these developments has been most pronounced in the U.S. market. As a result of these economic conditions, we expect that our future net sales will not grow at previously experienced rates, and may experience volatility from quarter to quarter. Throughout fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending as it became evident our industry was entering a prolonged economic downturn. Additional cost restructuring measures have been taken and are expected in fiscal 2002 relating to further cost saving efforts. Our cost-saving actions to date have included the sale of non-strategic product lines, the disposition of certain assets and consolidation of facilities as well as reductions in our employee base, elimination of contractor positions and unreplaced employee attrition. Despite these actions, if we are unable to meet expected revenue levels in any particular quarter, there may be a material adverse impact on our operating results for that period because we may not be able to further reduce our expenses quickly in response to short-term business changes. Our expense levels are based in part on our expectations of future revenues. Although our management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, our operating results may be affected adversely.

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

                Our results of operations have historically been subject to seasonal factors. Prior to fiscal 2001, we  experienced a stronger demand for our products during the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year-end incentives, and have experienced a weaker demand for our products during the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. For instance, these historical trends were not evident in fiscal 2001 as our revenue levels dropped sequentially each quarter. Further, based upon the announced intentions of many of our customers to reduce or defer future capital spending, as well as the financial difficulties some of our customers are facing, there is currently no evidence that this historical trend will resume during fiscal 2002. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to our Annual Report on Form 10-K for fiscal 2001.

NON-RECURRING AND OTHER RESTRUCTURING RELATED CHARGES

                In connection with our prior and current fiscal year initiative to focus our business on strategic and core operations and improve our operating performance by restructuring and streamlining our operations, we recorded charges to earnings of $63.7 million ($41.8 million net of tax) and $117.4 million ($76.1 million net of tax) during the three months ended April 30, 2002 and 2001, respectively.  For the six months ended April 30, 2002 and 2001 we recorded charges to earnings of $68.5 million ($45.0 million net of tax) and $192.8 million ($125.3 million net of tax), respectively.  During the three and six months ended April 30, 2002, we also incurred $10.5 million ($10.5 million net of tax) of in-process research and development charges as a result of finalizing the purchases of two technology joint ventures.  An additional $6.9 million ($5.8 million net of tax) and $8.0 million ($6.5 million net of tax) of acquisition costs were incurred during the three and six months ended April 30, 2001, respectively. The non-cash portion of these charges before tax was $39.8 million and $35.8 million for the three months ended April 30, 2002 and 2001, and $41.7 million and $75.4 million for the six months ended April 30, 2002 and 2001, respectively.

                For the three months ended April 30, 2002, our restructuring costs primarily related to involuntary workforce reduction costs of $10.4 million for approximately 400 employees, facility consolidation costs of $35.8 million, fixed asset write–downs of $16.9 million and other costs of $0.5 million primarily related to inventory, relocation costs and consultancy fees. For the three months ended April 30, 2001, our restructuring costs primarily related to involuntary workforce reduction costs of $25.2 million for approximately 2,600 employees, facility consolidation costs of $36.5 million, inventory and committed sales contract related charges of $28.2 million, fixed asset write–downs of $6.8 million, committed sales contracts–administrative costs of $19.0 million, acquisition and related integration costs of $6.9 million and other costs of $1.7 million.

                For the six months ended April 30, 2002, our restructuring costs primarily related to involuntary workforce reduction costs of $11.9 million for approximately 600 employees, facility consolidation costs of $35.9 million, fixed asset write–downs of $18.7 million and other costs of $2.0 million primarily related to inventory, relocation costs and consultancy fees. For the six months ended April 30, 2001, our restructuring costs primarily related to involuntary workforce reduction costs of $43.2 million for approximately 3,600 employees, facility consolidation costs of $41.3 million, inventory and committed sales contract related charges of $64.5 million, fixed asset write–downs of $16.2 million, committed sales contracts–administrative costs of $24.4 million, acquisition and related integration costs of $8.0 million and other costs of $3.2 million.

                Restructuring charges that were expensed in fiscal 2001 and 2002, but will be paid in subsequent years, were $106.9 million as of April 30, 2002. Of this amount, we expect that substantially all of the remaining $13.4 million and $11.1 million of cash expenditures relating to our workforce reductions in fiscal 2001 and 2002 and committed sales contracts, respectively, will be paid by the end of fiscal 2002. The remaining amount of $82.4 million, which relates to the costs of consolidating facilities, will be paid over the respective lease terms of the facilities ending through 2006. See Note 7 to the Condensed Consolidated Financial Statements for a further discussion of these charges.

                We expect to realize significant cash savings from our restructuring plan initiated in fiscal 2001. The restructuring plan presently is expected to yield cash savings of approximately $450.0 million annually, a portion of which was realized in the three and six month periods ended April 30, 2002. These savings, which are expected to be realized primarily in the form of lower manufacturing costs and operating expenses, largely relate to reduced labor costs and more focused operations. We intend to continue our initiative to achieve more cost-efficient operations throughout fiscal 2002. Our overall restructuring initiative is expected to result in additional restructuring expenses in amounts that have not yet been determined.

RESULTS OF OPERATIONS

The following table contains information regarding the percentage to net sales of certain income and expense items for the three and six months ended April 30, 2002 and 2001 and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended April 30,		Six Months Ended April 30,		Three Months Ended April 30, 2002	Six Months Ended April 30, 2002
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%	(54.3)%	(59.6)%
Cost of product sold	(75.3)	(81.3)	(71.5)	(70.4)	(57.6)	(58.9)

Gross profit	24.7	18.7	28.5	29.6	(39.7)	(61.1)
Expenses:
Research and development	(16.7)	(12.7)	(15.6)	(11.1)	(39.7)	(43.3)
Selling and administration	(35.5)	(36.0)	(36.4)	(28.4)	(54.9)	(48.2)
Goodwill amortization	—	(2.6)	—	(2.4)	(100.0)	(100.0)
Impairment charges	(2.6)	(61.5)	(1.6)	(27.9)	(98.1)	(97.7)
Non-recurring charges	(22.5)	(11.6)	(11.8)	(7.4)	(11.1)	(35.6)
Non-cash stock compensation	(1.2)	(0.7)	(1.3)	(0.7)	(24.5)	(24.5)

Total expenses	(78.5)	(125.1)	(66.7)	(77.9)	(71.3)	(65.4)

Operating loss	(53.8)	(106.4)	(38.2)	(48.3)	76.9	68.1
Other income (expense), net:
Interest	0.7	(0.1)	0.5	—	414.3	N/A
Gain (loss) on write-down or sale of investment	1.4	(115.6)	1.5	(50.9)	100.6	101.2
Gain on sale of fixed assets	0.5	—	(0.4)	—	N/A	N/A
Gain on patent infringement settlement	8.8	—	4.4	—	N/A	N/A
Loss on equity investment	—	(1.0)	(0.6)	(0.8)	(98.4)	(69.6)
Other	(2.2)	(0.6)	(1.5)	(0.4)	(75.7)	(69.1)

Loss before income taxes	(44.6)	(223.7)	(34.3)	(100.4)	90.9	86.2
Benefit for income taxes	(14.7)	(63.5)	(11.7)	(28.5)	(89.4)	(83.5)

Net loss	(29.9)%	(160.2)%	(22.6)%	(71.9)%	91.5	87.3

Net Sales: The following table sets forth ADC’s net sales for the three and six months ended April 30, 2002 and 2001, respectively, for each of ADC’s functional product and service segments described above (in millions):

	Three Months Ended April 30,				Six Months Ended April 30,
	2002		2001		2002		2001
Product Group	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	205.4	68.9	496.8	76.1	402.5	68.0	1,146.6	78.3
Integrated Solutions	92.9	31.1	155.6	23.9	189.3	32.0	317.1	21.7
Other	——	——	—	—	—	—	—

Total	$298.3	100.0%	$652.4	100.0%	$591.8	100.0%	$1,463.7	100.0%

Net sales for the three and six months ended April 30, 2002 were $298.3 million and $591.8 million, respectively, reflecting a 54.3% and 59.6% decrease over the comparable 2001 time periods.  Additionally, prior year amounts for the three and six-month periods include $97.9 million and $220.0 million, respectively, of net sales from product lines divested in fiscal 2001. International revenues comprised approximately 27.2% and 27.4% of ADC’s sales for the three and six month periods ended April 30, 2002 and 31.1% and 28.8% for the comparable 2001 time periods.

During the three and six months ended April 30, 2002, net sales of Broadband Infrastructure and Access products declined by 58.7% and 64.9% over the comparable 2001 time periods. The decrease primarily resulted from lower sales for copper– and fiber–connectivity systems due to a weakened communications equipment industry and lower carrier spending budgets. Sales of most other products, except our Cuda™ 12000 IP Access Switch which had increased sales, declined by smaller dollar amounts and percentages. Prior year amounts include $75.7 million and $167.5 million of net sales from product lines divested or discontinued during fiscal 2001, which represented 15.2% and 14.6% of net sales, respectively. For the three months ended April 30, 2002, Broadband Infrastructure and Access sales represent approximately 69% of our total net sales. We expect that future sales of Broadband Infrastructure and Access products will continue to account for a substantial portion of our net sales.

                During the three and six months ended April 30, 2002, Integrated Solutions net sales decreased by 40.3% and 40.3% over the comparable 2001 time periods. This decrease was substantially the result of lower sales in system integration services. Prior year amounts include $22.3 million and $52.6 million of net sales from product lines divested or discontinued during fiscal 2001, which represented 14.3% and 16.6% of net sales, respectively.

                During the three–month periods ended April 30, 2002 and 2001, gross profit percentages were 24.7% and 18.7%, respectively. The decrease in gross profits, in actual dollars, is primarily due to a decrease in sales volume and a shift in sales mix to lower margin products and services. Also, in the three–month periods ending April 30, 2002 and 2001, $0.7 million and $28.2 million of inventory write-offs and other costs to exit certain sales contracts in connection with our restructuring efforts were included in cost of product sold, respectively.  During the six–month periods ended April 30, 2002 and 2001, gross profit percentages were 28.5% and 29.6%, respectively. The decrease in gross profits, in actual dollars, is primarily due to a decrease in sales volume and a shift in sales mix to lower margin products and services. Also, in the six–month periods ending April 30, 2002 and 2001, $0.7 million and $64.5 million of inventory write-offs and other costs to exit certain sales contracts in connection with our restructuring efforts were included in cost of product sold. We anticipate that our future gross profit percentage will continue to be affected by many factors, including sales mix, competitive pricing, timing of new product introductions and manufacturing volume.

                Total operating expenses for the three months ended April 30, 2002 and 2001 were $234.2 million and $816.5 million, representing 78.5% and 125.1% of net sales, respectively. These operating expenses included non-recurring and restructuring related charges and non-cash stock compensation charges of $77.1 million and $502.5 million for the three months ended April 30, 2002 and 2001, respectively.  Total operating expenses for the six months ended April 30, 2002 and 2001 were $394.4 million and $1,140.3 million, representing 66.7% and 77.9% of net sales, respectively. These operating expenses included non-recurring and restructuring related charges and non-cash stock compensation charges of $85.7 million and $555.1 million for the six months ended April 30, 2002 and 2001, respectively. The 2002 and 2001 non-recurring charges represent costs associated with initiatives to reduce workforce headcount, discontinue product lines that no longer fit our current focus and growth strategy and consolidate unproductive and duplicative facilities.  Included in operating expenses for 2002 and 2001 are non-cash stock compensation charges associated with our acquisition of Broadband Access Systems. The 2001 operating expenses include non-cash stock compensation charges related to our acquisition of Centigram Communications Corporation.  Centigram related costs are not included in operating expenses for the three and six-month periods ended April 30, 2002 because we divested the Centigram operations through the sale of our Enhanced Services Division in fiscal 2001.

                Operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, for the three months ended April 30, 2002 and 2001 were $157.1 million and $314.0 million, representing 52.7% and 48.1% of net sales, respectively.  For the six months ended April 30, 2002 and 2001, operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, were $308.7 million and $585.2 million, representing 52.2% and 40.0% of net sales respectively.  The decrease in absolute dollars of operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, was primarily due to restructuring efforts as well as the divestiture of certain business units and product lines. The increase in operating expenses as a percentage of net sales was primarily due to fixed and variable costs incurred by us that are not easily adjustable given a swift downturn in net sales. We currently are evaluating these costs and will take further action to reduce these costs through additional restructuring efforts throughout fiscal 2002.

                Research and development expenses were $49.8 million for the three months ended April 30, 2002, representing a decrease of 39.7% from $82.6 million for the three months ended April 30, 2001. For the six months ended April 30, 2002 and 2001, research and development expenses were $92.3 million and $162.9 million, representing a 43.3% year-over-year decrease. We believe that, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources to product development for each of our product groups.  In connection with the discontinuance of our joint ventures related to our iAN, BroadAccess, and Small Subscriber product lines, we expect to incur additional research and development expenses of approximately $15.0 million during the remaining quarters of fiscal 2002.

                Selling and administration expenses were $106.0 million for the three months ended April 30, 2002, representing a decrease of 54.9% from $235.1 million for the three months ended April 30, 2001. For the six months ended April 30, 2002 and 2001 selling and administrative expenses were $215.1 million and $415.2 million, representing a 48.2% year-over-year decrease.  This decrease reflects a beneficial realization of our restructuring efforts, which were initiated in the prior fiscal year. In addition, selling and administration expenses decreased $72.3 million and $123.3 million from the comparable 2001 three and six month periods due to the divestiture or discontinuance of certain business units and product lines in fiscal 2001.  Also included in the 2001 amounts were $20.7 million and $27.6 million, respectively, in selling and administration expenses incurred to complete certain non-cancelable sales contracts and contract cancellation payments to customers as a result of our decision to exit certain product lines.

                On November 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. Therefore, we did not recognize any goodwill amortization during the three month and six months ended April 30, 2002 compared to $17.0 million and $34.7 million in goodwill amortization for the three and six months ended April 30, 2001, respectively.

Other Income (Expense), Net:

                For the three and six months ended April 30, 2002 and 2001, the net interest income (expense) category represented net interest income on cash and cash equivalents.  During the three and six months ended April 30, 2002, interest income was partially offset by fees associated with the establishment of an accounts receivable securitization arrangement, and restructuring of some of our operating lease agreements.  See “Liquidity and Capital Resources” below for a discussion of cash levels.

Other expense primarily represents the gain or loss on foreign exchange transactions, the gain or loss on the sale of fixed assets and investments, investment impairment charges and our share of the net operating results of our investments in other companies accounted for under the equity method.

Income Taxes:

                The effective income tax rate for the three and six months ended April 30, 2002 and 2001 was affected by lower marginal tax rates applied to restructuring expenses. Excluding the impact of the lower rates used for the restructuring charges, the effective income tax rate was 38% for the three and six month periods ended on April 30, 2002 and 2001.

Net Loss:

Net loss was $89.2 million (or $0.11 per diluted share) for the three months ended April 30, 2002, compared to net loss of $1,045.2 million (or $1.33 per diluted share) for the three months ended April 30, 2001. Net loss was $134.0 million (or $0.17 per diluted share) for the six months ended April 30, 2002, compared to net loss of $1,052.8 million (or $1.34 per diluted share) for the six months ended April 30, 2001. Excluding the non-recurring charges, restructuring related charges, in-process research and development charges, asset impairment charges, non-cash compensation charges, and a patent infringement settlement totaling $39.6 million and $46.4 million, respectively, net of tax, net loss for the three and six months ended April 30, 2002 was $49.6 million (or $0.06 per diluted share) and $87.6 million (or $0.11 per diluted share), respectively.  For fiscal 2001, excluding the non-recurring charges, restructuring related charges, asset impairment charges, non-cash compensation charges, gains on sale of certain investments and goodwill amortization charges, net loss for the three and six months ended April 30, 2001 was $97.6 million (or $0.12 per diluted share) and $38.1 million (or $0.05 per diluted share), respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. A description of all of our significant accounting policies used are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Revenue recognition and sales returns:

We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.  Revenue from product sales is primarily recognized at the time of delivery and acceptance, and after consideration of all the terms and conditions of the customer contract.  Revenue from services consists of fees for systems requirements, system design and analysis, customization and installation services, ongoing system management, system enhancements, service bureau processing, facilities management and maintenance.  Services revenue is recognized as the services are performed, primarily on a time and materials basis and to a lesser extent on a fixed fee basis over the term of the services provided.  Revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year.  Revenue from the licensing of software rights is recognized at the time of delivery of the software to the customer, provided that we have no remaining service obligations, collectibility is reasonably assured and the fees are fixed and determinable.  Where there are service obligations that are essential to the functionality of the software installed, license fees are recorded over the term of the initial customization period.

The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivable are reasonably assured of collection based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect or sell the receivables.  In situations where it is unclear as to whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Revenue is deferred and costs are recognized when it has been determined that the collection or sale of the receivable is unlikely.  At April 30, 2002 we had deferred revenues of $39.8 million.

We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demand. Should our actual product returns and allowances exceed our estimates, additional reductions to our revenue would result.

Allowance for uncollectible accounts:

We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases in reserves have been recorded in recent periods and may occur in the future due to the current market environment.  We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.  As of April 30, 2002 we had $77.2 million of our account receivables and note receivables reserved.

Inventories:

We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions.  It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.  As of April 30, 2002 we had $80.0 million of our inventory reserved.

Investments:

We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following factors: the values of the most recent round of financing, quoted market prices of comparable public companies, or analyses of historical and forecasted financial information. We regularly evaluate our investments based on criteria that include, but are not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the portfolio’s companies. We generally believe an other-than-temporary decline occurs when the fair value of a publicly traded investment is below the carrying value for nine consecutive months. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our positions in the investments in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.

Warranty:

We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.  As of April 30, 2002 we reserved $19.1 million related to future estimated warranty costs.

Deferred taxes:

We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amount we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.  In light of current industry conditions, it is possible that we will conclude that we will not be able to generate sufficient taxable income in future periods within the time frame required to fully utilize the benefit of our deferred tax assets.

Long-lived assets and goodwill:

We evaluate the carrying value of our long-lived assets, consisting primarily of goodwill and identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year or at other times if certain events or circumstances have occurred.  Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

Restructuring:

During fiscal year 2001 and for the six months ended April 30, 2002, we recorded significant charges in connection with our restructuring program. The related reserves reflect many estimates including those pertaining to involuntary workforce reduction and facility consolidation costs, fixed assets, inventory, and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has and may continue to be different from these estimates.

Commitments and contingencies:

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables, inventories and warranties are directly reflected in our segments’ operating income (loss). Although any charges related to our net deferred tax assets, investments, restructuring and goodwill and other acquired intangibles are not reflected in the segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly impacted by the actual and expected results of each segment.  We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee. During the six months ended April 30, 2002, we initially adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which is further described in Note 3 to the condensed consolidated financial statements.  There was no initial adoption of any other accounting policies during this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operations

                Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, decreased $39.1 million and $100.2 million during the six months ended April 30, 2002 and 2001, respectively. The major elements of the 2002 change included $232.4 million in positive cash flow from improved working capital management in addition to income tax refunds and a patent infringement settlement, which were offset by a $260.1 million increase in restricted cash. The major elements of the 2001 change included a $91.4 million increase in debt, $32.7 million from issuance of common stock to employees pursuant to our stock option and employee stock purchase plans and $59.4 million in proceeds from the sale of certain short-term equity investments.  This was offset by $59.5 million used for operations, $48.7 million used for acquisitions and $175.2 million used for property and equipment additions during the six months ended April 30, 2001.

As of April 30, 2002, we had restricted cash of $260.1 million.  This primarily represents cash pledged to various financial institutions to secure certain of our obligations.  Two hundred fifty-four ($254) million dollars of this restricted cash relates to four long term operating leases, with the remainder representing cash collateral for letters of credit, guarantees relating to vendor financing transactions, and foreign currency hedging activities.

Investments

                We maintain investments of common stock in five publicly held companies. The investments in two of these companies, Vyyo, Inc. and Interwave Communications International Ltd., have been written down to a nominal value. Two of these investments in which we hold less than 20% interest are classified as available-for-sale securities and, consequently, are recorded on our balance sheet at their fair value, with unrealized gains and losses reported as a separate component of shareholders’ investment in accumulated other comprehensive income (loss). As of April 30, 2002, the market value of our available for sale securities was as follows: (in millions)

ONI Systems Corp.	$6.0
Redback Networks, Inc.	2.0

Total	$8.0

In addition we own an approximate 21.9% interest in MIND C.T.I. Ltd. As of April 30, 2002, our investment in MIND had a market value of approximately $5.2 million. This investment is accounted for using the equity method.

                During the three and six months ended April 30, 2002, we sold 0.9 million and 1.2 million shares of ONI Systems and partially settled a corresponding hedging arrangement for an aggregate pre-tax gain of $24.2 million and $31.2 million respectively. As of April 30, 2002, we continued to maintain a cashless collar arrangement to minimize the impact of a potential decrease in the market value of our investment in ONI Systems. This cashless collar arrangement originally was entered into in the third quarter of fiscal 2001. Our investment in the shares of ONI

Systems has a cost basis of approximately $1.1 million. The ONI Systems collar provides us with an aggregate floor value of approximately $43.0 million if held to maturity while allowing us to participate in up to approximately $57.0 million in further appreciation above the floor value. This collar limits our exposure to, and benefits from, price fluctuations in the underlying ONI Systems stock. The collar is designated as a cash flow hedge of the underlying stock; consequently, all changes in the market value of the collar and the underlying stock are included as a component of comprehensive income (loss) and are reflected in shareowners’ investment.  As of April 30, 2002, the fair market value of this collar arrangement was $29.3 million.

                We also maintain a venture capital fund that is focused on investing in emerging and start-up companies throughout the world that are engaged in the development of high-performance broadband communication technologies. This fund is recorded as a long-term asset on our balance sheet. The fund’s investments are stated at cost (subject to periodic review for impairment) until a public market develops for the investments, at which time the investments are stated at market value with the aggregate valuation adjustments classified as shareowners’ investment.  During the three and six months ended April 30, 2002, we incurred $19.9 million ($12.3 million net-of-tax) and $22.3 million ($13.8 million net-of-tax) in other than temporary non-cash write downs of our venture capital fund.  This was a result of the downturn in market conditions in the technology and telecommunications sectors of the market.  As of April 30, 2002, the fund had a balance of $16.5 million after write-downs.

Finance–related Transactions

                At April 30, 2002, we had approximately $17.7 million of debt outstanding. We are also a party to four operating lease agreements related to certain of our facilities. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases contain minimum residual value guarantees by us at the end of the lease term and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $252 million and $206 million, respectively. During the second quarter of fiscal 2002, we agreed to pledge $254.0 million in cash collateral to the lessors, equal to the full amount of these lease obligations.  In exchange for this pledge of cash collateral, the lessors agreed to amend and in certain circumstances delete various financial and operating covenants under such leases and to reduce the minimum lease payments under such leases.

                In December 2001, we entered into a $160 million accounts receivable securitization arrangement with a financial institution. This arrangement functions much like a revolving line of credit, but has a lower cost of funds than a traditional revolving line of credit. Pursuant to this arrangement we may sell certain of our U.S. sourced accounts receivable to the financial institution without recourse to us. The sales may occur either on a one-time basis or on a continuous basis, provided that the aggregate sales proceeds less the uncollected receivables may not exceed the $160 million limit at any point in time. We will continue to service, administer and collect the receivables with respect to this arrangement. The receivables are sold at a discount to their face amount, with such discount representing a financing charge. The financing charge is based on an A1-P1 Commercial Paper rate plus an interest spread for the used and unused portion of the amount available under this arrangement. The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, thus the actual amount that may be available under this arrangement may be less than the maximum of $160 million. During the six months ended April 30, 2002, the amount available under this arrangement ranged from $12 million to $54 million.

                The purpose of this securitization arrangement is to allow us to accelerate the cash realized from our receivables, and to provide an additional liquidity resource. We will account for any sales of receivables to the financial institution as a sale, and accordingly any discount from the face value of such receivables as well as certain fees will be included in interest and other financing expense. As is customary with these arrangements, we utilize a wholly owned special purpose entity to facilitate these sales, the purpose of which is to isolate and hold title to the receivables for the benefit of the financial institution. As of April 30, 2002, there have been no sales of receivables under this arrangement. This arrangement expires on December 12, 2004, subject to possible earlier termination under certain circumstances.

Capital Commitments

                As of April 30, 2002 we had commitments (both cancelable and non-cancelable) for capital expenditures related to the ongoing operation of our business of approximately $32.5 million. These commitments primarily reflect future equipment purchases as well as improvements for existing buildings and facilities. The commitments are payable over three years with approximately $2.5 million to become due and payable during the third quarter of fiscal 2002, and $1.8 million is expected to become due and payable during the remainder of fiscal 2002. We intend to fund these expenditures from cash on hand.

Vendor Financing

                We have worked with customers and third–party financiers to find a means of financing projects by negotiating financing arrangements. As of April 30, 2002 and 2001, we had commitments to extend credit of approximately $56 million and $173.0 million, respectively, for such arrangements. The total amount drawn and outstanding under the commitments, including guarantees totaling $21.1 million that we made to third-party financiers on behalf of customers, was approximately $45 million and $66.0 million as of April 30, 2002 and 2001, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may exist and expire without being drawn. Accordingly, amounts committed but not drawn will not necessarily affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At April 30, 2002, we have recorded approximately $38 million in loss reserves in the event of non-performance related to these financing arrangements. We consider these loss reserves to be adequate.

Working Capital Requirements

                We believe that current cash on hand, cash generated from operating activities, cash from investments and available credit facilities should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2002 and beyond. However, if our operating losses are significantly more severe than expected and continue significantly longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital.  In addition, should we determine to make any significant acquisitions, additional sources of capital may be required.  Given the current state of the communications equipment industry, there are few sources of debt financing available.  Commercial bank financing is particularly difficult to obtain at this time for companies in our industry.  Accordingly, any plan to raise additional capital would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to existing shareholders.

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

                As described in “Liquidity and Capital Resources” and Note 4 to the Condensed Consolidated Financial Statements, we maintain an investment portfolio of common stock in five publicly held companies in the telecommunications or technology industries. This portfolio was developed primarily through investments in privately-held companies which later became publicly traded. The common stock investments in two of these companies, Vyyo, Inc. and Interwave Communications International, Ltd., have been written down to a nominal value. The common stock investments in two of the other companies where we hold less than 20% interest, Redback Networks and ONI Systems, are classified as available-for-sale securities and, consequently, are recorded on the balance sheet at their fair value, with unrealized gains and losses reported as a separate component of shareowners’ investment in accumulated other comprehensive income (loss). The investment in the last company, MIND, is accounted for using the equity method and a pro-rata portion of MIND’s profits or loss is reflected in our consolidated income statement. The values recorded for the publicly traded companies are subject to market price volatility. Assuming an immediate decrease of 20%, 50% and 80% in our publicly traded investments, the hypothetical reduction in shareowners’ investment related to these holdings is estimated to be $4.7 million, $11.7 million and $18.8 million, respectively, as of April 30, 2002. As a result of changes in the fair value of these investments since acquisition, we recorded a $29.9 million unrealized gain, $18.9 million net of tax, in shareowners’ investment as of April 30, 2002. In fiscal 2001, we entered into an equity collar arrangement with respect to holdings in ONI Systems that locks in a price range for the sale of these shares, thereby guaranteeing minimum selling prices. As of April 30, 2002, the fair market value of this collar arrangement was approximately $29.3 million. This equity collar arrangement is designated as a cash flow hedge of a forecasted investment sale. Changes in the value of this derivative are reported as a separate component of shareowners’ investment in accumulated other comprehensive income (loss). We also hold minority investments in a number of companies that are not publicly traded. These investments are included in long-term assets and are carried at cost. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                a.  An annual meeting of our shareowners (the “Annual Meeting”) was held on February 19, 2002. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to the management’s nominees for director as listed in the proxy statement, and all such nominees were elected.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Form 10-Q for the quarter ended January 31, 1996.)
4-b

Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC’s Registration Statement on Form S-3 dated April 15, 1997.)

4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC’s Registration Statement on Form S-3 dated April 15, 1997.)
4-d

Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC’s Form 8-K dated December 11, 1995.)

4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC’s Form 10-K for the fiscal year ended October 31, 1999.)
4-f

Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC’s Registration Statement on Form S-8 dated February 28, 2001.)

4-g

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC’s Registration Statement on Form S-8 dated March 14, 2000.)

4-h

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC Quarterly Report on Form 10-Q for the quarter ended

July 31, 2000.)
10-a

Sixth Amendment to Participation Agreement, dated as of April 18, 2002, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto (Incorporated by reference to Exhibit 10-a to ADC’s Form 8-K dated May 1, 2002.

                b. Reports on Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2002	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
Robert E. Switz Senior Vice President, Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2002

Exhibit No.	Description

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Form 10-Q for the quarter ended April 30, 1996.)
4-b

Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended prior to January 20, 2000. (Incorporated by reference to Exhibit 4.1 to ADC’s Registration Statement on Form S-3 dated April 15, 1997.)

4-c	Restated Bylaws of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.2 to ADC’s Registration Statement on Form S-3 dated April 15, 1997.)
4-d

Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Norwest Bank Minnesota, N.A. (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC’s Form 8-K dated December 11, 1995.)

4-e	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC’s Form 10-K for the fiscal year ended October 31, 1999.)
4-f

Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC’s Registration Statement on Form S-8 dated February 28, 2001.)

4-g

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc. dated January 20, 2000. (Incorporated by reference to Exhibit 4.6 to ADC’s Registration Statement on Form S-8 dated March 14, 2000.)

4-h

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)

10-a

Sixth Amendment to Participation Agreement, dated as of April 18, 2002, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto (Incorporated by reference to Exhibit 10-a to ADC’s Form 8-K dated May 1, 2002.