Form 10-Q
period 2002-07-31
ADC TELECOMMUNICATIONS INC
filed 2002-09-11
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

                Common stock, $.20 par value: 796,554,240 shares as of September 9, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANICAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	July 31, 2002	October 31, 2001
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$271.8	$348.6
Available-for-sale securities	1.2	73.2
Accounts receivable, net	140.3	280.7
Unbilled revenue	41.4	36.4
Inventories, net	163.4	253.6
Prepaid income taxes	116.1	142.0
Current deferred tax assets	—	107.0
Prepaid and other current assets	51.8	63.7

Total current assets	786.0	1,305.2

PROPERTY AND EQUIPMENT, net	318.9	614.0
ASSETS HELD FOR SALE	49.4	8.3
RESTRICTED CASH	276.5	—
OTHER ASSETS:
Deferred tax assets	—	367.1
Goodwill	107.3	140.1
Other	36.3	65.0

	$1,574.4	$2,499.7

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$80.9	$162.0
Accrued compensation and benefits	88.8	109.1
Restructuring accrual	139.4	120.8
Other accrued liabilities	145.4	205.8
Notes payable and current maturities of long-term debt	16.7	1.7

Total current liabilities	471.2	599.4

LONG-TERM DEBT, less current maturities	0.8	3.0
OTHER LONG-TERM LIABILITIES	3.6	3.9

Total liabilities	475.6	606.3

SHAREOWNERS’ INVESTMENT
(796.5 and 792.0 shares outstanding, respectively)	1,098.8	1,893.4

	$1,574.4	$2,499.7

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
 (In millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
NET SALES	$235.1	$547.5	$826.9	$2,011.2

COST OF PRODUCT SOLD	202.1	369.8	625.4	1,400.4

GROSS PROFIT	33.0	177.7	201.5	610.8

EXPENSES:
Research and development	50.6	66.1	142.9	229.0
Selling and administration	93.1	152.3	308.2	567.5
Goodwill amortization	—	11.3	—	46.0
Impairment charges	149.5	6.5	159.1	415.5
Non-recurring charges	29.9	35.5	99.9	144.2
Non-cash stock compensation (1)	3.4	4.5	10.8	14.3

Total expenses	326.5	276.2	720.9	1,416.5

OPERATING LOSS	(293.5)	(98.5)	(519.4)	(805.7)

OTHER INCOME (EXPENSE), NET:
Interest	2.3	(3.9)	5.3	(4.0)
Gain (loss) on sale of product lines	(4.8)	5.9	(4.8)	5.9
Gain (loss) on write-down or sale of investments	13.7	15.6	22.6	(729.6)
Loss on sale of fixed assets	(5.3)	—	(8.2)	(0.3)
Gain on patent infringement settlement	—	—	26.2	—
Loss on equity investment	(3.0)	(3.3)	(6.5)	(14.8)
Other	(6.9)	(2.6)	(15.6)	(8.1)

LOSS BEFORE INCOME TAXES	(297.5)	(86.8)	(500.4)	(1,556.6)
PROVISION (BENEFIT) FOR INCOME TAXES	331.6	(28.7)	262.7	(445.8)

NET LOSS	$(629.1)	$(58.1)	$(763.1)	$(1,110.8)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	796.4	787.8	794.9	785.5

LOSS PER SHARE (BASIC AND DILUTED)	$(0.79)	$(0.07)	$(0.96)	$(1.41)

(1)          Non-cash stock compensation expense resulted primarily from stock options and restricted stock converted in connection with our acquisition of Broadband Access Systems.  If we had reported this non-cash stock compensation in existing expense categories, research and development expense and selling and administration expense would have increased by $2.1 million and $1.3 million, respectively, for the three months ended July 31, 2002, $2.5 million and $2.0 million, respectively, for the three months ended July 31, 2001, $6.6 million and $4.2 million, respectively, for the nine months ended April 30, 2002 and $6.3 million and $8.0 million, respectively, for the nine months ended July 31, 2001.

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In millions)

	Nine Months Ended July 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(763.1)	$(1,110.8)
Adjustments to reconcile net loss to net cash from operating activities—
Depreciation and amortization	83.1	141.9
Inventory and fixed asset impairment charges	156.6	81.9
Write off purchased IPR&D	10.5	—
Increase in accounts receivable provisions	23.3	63.8
Increase in inventory provisions	29.0	64.4
Non-cash stock compensation	10.8	14.4
Change in deferred income taxes	474.1	(349.8)
Goodwill impairments	36.6	401.5
Investment impairments	39.9	814.8
Gain on ownership of investments	—	(3.7)
Gain on sale of investments	(66.5)	(76.3)
Loss (gain) on sale of business	4.8	(5.9)
Loss on sale of fixed assets	8.2	6.5
Other	—	9.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	126.9	243.4
Inventories	60.9	(20.6)
Prepaid and other assets	69.1	(145.0)
Accounts payable	(80.2)	(46.9)
Accrued liabilities	(59.0)	(71.2)

Total cash provided by operating activities	165.0	12.1

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(4.3)	(48.7)
Divestitures, net of cash disposed	1.1	23.6
Property and equipment additions, net of disposals	(30.1)	(220.2)
Increase in restricted cash	(276.5)	—
Sale of available-for-sale securities, net	68.7	165.9
Purchase of long-term investments, net	(3.0)	(2.8)

Total cash used for investing activities	(244.1)	(82.2)

FINANCING ACTIVITIES:
Repayments of debt	(4.1)	(34.6)
Common stock issued	6.5	33.9

Total cash provided by (used for) financing activities	2.4	(0.7)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.1)	(1.5)

DECREASE IN CASH AND CASH EQUIVALENTS	(76.8)	(72.3)
CASH AND CASH EQUIVALENTS, beginning of period	348.6	217.3

CASH AND CASH EQUIVALENTS, end of period	$271.8	$145.0

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION—UNAUDITED
(In millions, except earnings per share)

	3rd Quarter 2002	2nd Quarter 2002	1st Quarter 2002	4th Quarter 2001
NET SALES	$235.1	$298.3	$293.5	$391.6
COST OF PRODUCT SOLD	202.1	224.6	198.7	277.4

GROSS PROFIT	33.0	73.7	94.8	114.2

EXPENSES:
Research and development	50.6	49.8	42.5	49.6
Selling and administration	93.1	106.0	109.1	137.8
Goodwill amortization	—	—	—	10.6
Impairment charges	149.5	7.7	1.9	32.8
Non-recurring charges	29.9	67.0	3.0	104.6
Non-cash stock compensation	3.4	3.7	3.7	4.4

Total expenses	326.5	234.2	160.2	339.8

OPERATING LOSS	(293.5)	(160.5)	(65.4)	(225.6)
OTHER INCOME (EXPENSE), NET:
Interest	2.3	2.2	0.8	1.8
Gain (loss) on write-down or sale of investments	13.7	4.3	4.6	(47.2)
Gain (loss) on sale of fixed assets	(5.3)	1.4	(3.7)	—
Loss on sale of product lines	(4.8)	(0.8)	—	(87.8)
Gain on patent infringement settlement	—	26.2	—	—
Loss on equity investment	(3.0)	(0.1)	(3.4)	(3.5)
Other	(6.9)	(5.7)	(2.8)	(1.8)

LOSS BEFORE INCOME TAXES	(297.5)	(133.0)	(69.9)	(364.1)
PROVISION (BENEFIT) FOR INCOME TAXES	331.6	(43.8)	(25.1)	(187.3)

NET LOSS	$(629.1)	$(89.2)	$(44.8)	$(176.8)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	796.4	794.9	793.4	789.7

LOSS PER SHARE (BASIC AND DILUTED)	$(0.79)	$(0.11)	$(0.06)	$(0.22)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

                The interim information furnished in this report is unaudited but reflects all adjustments which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods. Prior year financial information has been restated to reflect the acquisition of CommTech Corporation, which was completed in the second quarter of fiscal 2001 and accounted for as a pooling of interests. The operating results for the quarter ended July 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K.

                Recently Issued Accounting Pronouncements.  In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in our 2003 fiscal year, which begins November 1, 2002. This standard is not expected to materially impact our financial results or financial position upon adoption.

Note 2 Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	July 31, 2002	October 31, 2001
Purchased materials and manufactured products	$148.4	$226.5
Work-in-process	15.0	27.1

	$163.4	$253.6

Note 3 Other Assets:

                Goodwill.  On November 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. As part of adopting this standard, we obtained an independent appraisal to assess the fair value of our business units to determine whether goodwill carried on our books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the fair value of our business units. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market–based rates of return to provide indications of value. We used a discount rate of 19.9% in our calculations. Based upon this independent appraisal, we determined that our current goodwill balances were not impaired as of November 1, 2001.

                During the third quarter, we made the decision to exit our optical components business due to the continued downturn in the telecommunications industry coupled with future forecasts that indicated continued losses in this area of the business.  As a result of our decision to exit the optical components business, we re-evaluated the fair value of this business and ultimately wrote off $36.6 million of goodwill we had recorded as a result of optical component business acquisitions in prior years.  This write-off is reflected in the line captioned “Impairment charges” in our Statement of Operations.  See Note 7 for a further discussion of this charge.  After this write-off, we have no remaining goodwill recorded that relates to our optical components business.

                We will continue to reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

                The following table reconciles net income for the three and nine months ended July 31, 2002 and 2001, excluding amortization expense recognized in those periods related to goodwill (in millions, except for earnings (loss) per share):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Reported net loss	(629.1)	(58.1)	(763.1)	(1,110.8)
Add back: Goodwill amortization, net of taxes	—	7.0	—	32.4

Adjusted net income (loss)	(629.1)	(51.1)	(763.1)	(1,078.4)

Basic and diluted earnings per share:
Reported net loss	(0.79)	(0.07)	(0.96)	(1.41)
Goodwill amortization	—	0.01	—	0.04
Adjusted net income (loss)	(0.79)	(0.06)	(0.96)	(1.37)

                Deferred tax assets. A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in our U.S. GAAP-based income statement become deductible expenses under applicable income tax laws.  Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Therefore, cumulative losses weigh heavily in the overall assessment.  As a result of our cumulative losses over the past several quarters, the full utilization of our loss carryback potential and the decline in our net sales from the previous quarter, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate.  We recorded a valuation allowance of $453.4 million during the three and nine months ended July 31, 2002.  This was partially offset by a tax benefit on our pre-tax loss as well as tax benefit adjustments related to tax law changes of $121.8 million and $190.7 million for the three and nine months ended July 31, 2002 respectively.  This valuation allowance, net of the tax benefit and tax benefit adjustments, is reflected in the line captioned “Provision (Benefit) For Income Taxes” in our Statement of Operations.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.  Beginning in the fourth quarter of fiscal 2002, we will no longer record tax benefits or provisions for pre-tax income (loss) until our tax loss carryforwards and other deferred tax assets are fully applied against future taxable income.

Note 4 Comprehensive Loss:

The following table presents the calculation of comprehensive income (loss) as required by SFAS No. 130. Comprehensive income (loss) has no impact on ADC’s net income (loss), balance sheet or shareowners’ equity. The components of comprehensive loss are as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net loss	$(629.1)	$(58.1)	$(763.1)	$(1,110.8)
Changes in cumulative translation adjustments	3.8	1.2	(2.6)	2.9
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	—	(0.3)	—	2.3
Reclassification adjustment for realized (gains) losses on securities classified as available for sale, net of tax	(22.2)	26.4	(41.8)	499.9
Unrealized gain (loss) from securities classified as available for sale, net of tax	0.1	(86.8)	(2.3)	(567.6)

Comprehensive loss	$(647.4)	$(117.6)	$(809.8)	$(1,173.3)

                We maintain investments of common stock in four publicly held companies in the telecommunications and technology industries. The investments in two of these companies, Vyyo, Inc. and Interwave Communications International Ltd., have been written down to a nominal value. Our common stock investment in Redback Networks, Inc., where our ownership interest is less than 20%, is classified as an available-for-sale security and, consequently, is recorded on the balance sheet at its fair value with unrealized gains and losses reported as a separate component of shareowners’ investment in accumulated other comprehensive income (loss). As of July 31, 2002 the market value of this investment was $1.2 million.

During the three and nine months ended July 31, 2002, we sold 1.3 million and 2.4 million shares respectively of ONI Systems and completely settled a related hedging arrangement for an aggregate pre-tax gain of $35.3 million and $66.5 million, respectively.  As of July 31, 2002, we have liquidated our entire investment in ONI Systems.

Note 5 Loss Per Share:

Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share was calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.  No such securities were included in the diluted loss per share calculation as their impact would have been anti-dilutive due to our net loss.  The following table reconciles the number of shares utilized in the loss per share calculations for the periods ended July 31, 2002 and 2001(in millions, except loss per share):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net loss	$(629.1)	$(58.1)	$(763.1)	$(1,110.8)
Loss per common share (basic)	$(0.79)	$(0.07)	$(0.96)	$(1.41)
Loss per common share (diluted)	$(0.79)	$(0.07)	$(0.96)	$(1.41)
Weighted average common shares outstanding (basic)	796.4	787.8	794.9	785.5
Effect of dilutive securities-stock options	—	—	—	—

Weighted average common shares outstanding (diluted)	796.4	787.8	794.9	785.5

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

	(In millions)
	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(1)	Consolidated
Three Months Ended July 31, 2002
External sales	$156.5	$78.6	$—	$235.1
Operating loss	(77.3)	(14.3)	(201.9)	(293.5)
Three Months Ended July 31, 2001
External sales	$403.5	$144.0	$—	$547.5
Operating loss	(32.9)	(10.2)	(55.4)	(98.5)

	(In millions)
	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items(2)	Consolidated
Nine Months Ended July 31, 2002
External sales	$559.0	$267.9	$—	$826.9
Operating loss	(203.3)	(25.9)	(290.2)	(519.4)
Nine Months Ended July 31, 2001
External sales	$1,550.1	$461.1	$—	$2,011.2
Operating loss	(40.3)	(65.9)	(699.5)	(805.7)

(1)   Includes non-cash stock compensation charges of $3.4 million and $4.5 million, non-recurring and other restructuring and impairment related charges of $193.2 million and $42.5 million and other items not allocated to a specific segment for the three months ended July 31, 2002 and 2001, respectively. In addition, the 2001 amount includes goodwill amortization of $11.3 million.

(2)   Includes non-cash stock compensation charges of $10.8 million and $14.3 million, non-recurring and other restructuring and impairment related charges of $272.2 million and $652.3 million and other items not allocated to a specific segment for the nine months ended July 31, 2002, and 2001 respectively. In addition, the 2001 amount includes goodwill amortization of $46.0 million.

Note 7 Impairment and Non-Recurring Charges:

                Non-recurring and restructuring related charges by category of expenditures are as follows for the three and nine months ended July 31, 2002 and 2001, respectively (in millions):

Three Months Ended July 31, 2002	Impairment Charges	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$18.9	$—	$18.9
Fixed asset write-downs	112.9	10.6	—	123.5
Goodwill write-downs	36.6	—	—	36.6
Other	—	0.4	—	0.4

Total	$149.5	$29.9	$—	$179.4

Three Months Ended July 31, 2001	Impairment Charges	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$29.7	$—	$29.7
Facilities consolidation	—	2.0	—	2.0
Fixed asset write-downs	6.5	1.7	—	8.2
Committed sales contracts-administrative	—	—	0.1	0.1
Integration and acquisition costs	—	2.1	—	2.1

Total	$6.5	$35.5	$0.1	$42.1

Nine Months Ended July 31, 2002	Impairment Charges	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$30.8	$—	$30.8
Facilities consolidation	—	35.9	—	35.9
Fixed asset write-downs	122.5	19.6	—	142.1
Committed sales contracts-administrative	—	—	(1.3)	(1.3)
Goodwill write-downs	36.6	—	—	36.6
In process research and development	—	10.5	—	10.5
Other	—	3.1	—	3.1

Total	$159.1	$99.9	$(1.3)	$257.7

Nine Months Ended July 31, 2001	Impairment Charges	Non-recurring Charges	Selling and Administrative Charges	Total
Employee severance costs	$—	$72.9	$—	$72.9
Facilities consolidation	—	42.2	—	42.2
Fixed asset write-downs	133.2	19.0	—	152.2
Committed sales contracts-administrative	—	—	24.5	24.5
Goodwill write-downs	282.3	—	—	282.3
Integration and acquisition costs	—	9.0	—	9.0
Other	—	1.1	3.2	4.3

Total	$415.5	$144.2	$27.7	$587.4

                Non-recurring charges:  Employee severance costs relate to headcount reductions resulting from the closure of facilities and general terminations attributed to reduced sales forecasts. The workforce was reduced by approximately 1,000 employees during the three months ended July 31, 2002. The costs of these reductions will be funded through cash from operations. These reductions have impacted both business segments. Additional workforce reductions are expected in the fourth quarter of fiscal 2002 at levels not yet determined.

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

                In addition, we also incurred inventory and committed sales contract related charges which represent losses incurred to write down the carrying value of inventory and the direct costs of exiting and maintaining certain committed sales contracts for product lines that have been discontinued.  Revenues and gross margins from these product lines are not material to our consolidated operations.  For the three months ended July 31, 2002 and 2001, these charges, which were included as a component of Cost of Products Sold, were $13.8 million and $0.4 million, respectively.  For the nine months ended July 31, 2002 and 2001, these charges were $14.5 million and $64.9 million, respectively.

                The following table provides detail on the activity and remaining restructuring accrual balance by category as of July 31, 2002. (in millions)

Type of Charge	Reserve October 31, 2001	Net Additions	Cash Charges	Non-cash Charges	Reserve July 31, 2002
Employee severance costs	$22.3	$22.1	$29.0	—	$15.4
Facilities consolidation	83.6	39.2	22.1	—	100.7
Inventory and committed sales contracts	3.8	14.5	—	3.8	14.5
Committed sales contracts-administrative	11.1	—	2.3	—	8.8

Total	$120.8	$75.8	$53.4	$3.8	$139.4

                The total adjustment made to the restructuring accrual balance for changes in assumptions was a $15.3 million decrease as of July 31, 2002.  The adjustment was primarily related to changes in the assumptions related to divested product lines as these product lines were sold or shut down prior to the completion of certain restructuring activities.  This adjustment was recorded as an offset to the additions to the reserve, and thus is reflected in the “Net Additions” column in the table above.

We expect that substantially all of the remaining $15.4 million of cash expenditures relating to employee severance costs incurred through July 31, 2002 will be paid by the end of fiscal 2002. Restructuring costs resulting from the consolidation of facilities in the amount of $100.7 million at July 31, 2002, which also includes amounts accrued in fiscal 2001, will be paid over the respective lease terms of the facilities ending through 2006.  We expect that of this $100.7 million to be paid, approximately $60 million will be funded through the use of existing restricted cash with the balance from unrestricted cash.  The remaining balance consists of $23.3 million of which cash charges of $8.8 million for committed sales contracts — administrative will be paid out through fiscal 2002 as the committed sales contracts are completed.  The remaining $14.5 million represents non-cash inventory charges.  Based on our intention to further reduce our cost structure, we expect to incur additional non-recurring and restructuring charges (both cash and non-cash) in future periods, which charges may be material in amount.

Impairment Charges:  As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated the intangibles and long-lived assets (principally goodwill and facilities) associated with our non-strategic businesses for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets.” We used estimates of undiscounted cash flows to evaluate any possible impairment of long-lived assets. As a result of this evaluation, we concluded that a significant impairment of long-lived assets had occurred. We used discounted cash flow models or estimated market values obtained from appropriate external sources to determine the fair value of the assets. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to our estimated cost of capital, which is also the rate we use in evaluating our business investment decisions and performance assessments. Because the estimated fair value was less than the carrying value of the assets, a non-cash impairment charge was required. Accordingly, for the three months ended July 31, 2002, we recorded total  impairment charges of $149.5 million ($96.7 million net of tax), which consisted of $36.6 million ($23.7 million net of tax) for the write-off of goodwill associated with our optical components business, and $112.9 million ($73.0 million net of tax) for fixed asset write-downs, the majority of which was related to our optical components business.  For the three months ended July 31, 2001, the total impairment charges were $6.5 million ($4.1 million net of tax), consisting solely of fixed asset write-downs.  For the nine months ended July 31, 2002 and 2001, we recorded an impairment charge of  $159.1 million ($102.9 million net of tax) and $415.5 million ($377.9 million net of tax), respectively.  This charge consisted of goodwill write-downs associated with non-strategic businesses of $36.6 million ($23.7 million net of tax) for the nine months ended July 31, 2002 and $282.3 million ($278.0 million net of tax) for the nine months ended July 31, 2001, and fixed asset write-downs of $122.5 million ($79.2 million net of tax) for the nine months ended July 31, 2002, and $133.2 million ($99.9 million net of tax)

for the nine months ended July 31, 2001.  The fair value of the non-strategic businesses is based on management estimates, and actual impairment charges could vary significantly from these estimates.

Note 8 Joint Ventures:

                In January 2001, we entered into two joint ventures with Competence Research and Development Ltd., an independent company. The joint ventures were established to share development risk and capital resources associated with the ongoing development of technology used in our iAN™, BroadAccess™ and Small Subscriber product lines. The joint ventures were successful in advancing the development of technology related to these product lines.

                When the joint ventures were established we held 34% and 20% interests, respectively, in the two joint venture entities. In December 2001, we purchased Competence’s 66% interest in one of the joint ventures for $3.9 million in cash and we assumed approximately $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology. We then entered into a new joint venture with Competence in which our ownership interest was 49%. Because we did not have majority control over the joint ventures, these investments were accounted for using the equity method. Therefore, a pro rata portion of the joint ventures’ profits or losses is reflected in our consolidated income statement as Other Income (Expense).  For the nine months ended July 31, 2001 we incurred approximately $7 million in charges related to these joint ventures.

                In February 2002 we purchased Competence’s remaining interests in both joint ventures for approximately $350,000 in cash and assumed approximately $4.2 million in debt, the proceeds of which were used to fund the development of the technology.  The debt was paid off immediately following the purchase.  We recorded expense for in-process research and development projects associated with the purchase of Competence’s interest in these ventures in the second quarter of fiscal 2002 of $10.5 million based on the results of independent appraisals.  In addition, $10.3 million was allocated to developed technology, which will be amortized over a period of seven years.  Appraisals for purchased in-process and developed technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately will succeed. Since the purchase we have incurred an additional $12.5 million of research and development expense to further develop this technology.

Note 9 Lease Commitments:

                We are a party to four long-term operating lease agreements related to certain of our facilities. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases contain purchase options and minimum residual value guarantees at the end of the lease term. If we choose to retain the property at the end of the lease term, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $251.8 million and $204.6 million, respectively.  We have pledged cash collateral in the aggregate amount of $254.0 million under these four leases.  In exchange for this, the lessors have agreed to amend, and in certain circumstances delete, various financial and operating covenants and to reduce the minimum lease payments.  See Management’s Discussion and Analysis—Liquidity and Capital Resources for a further discussion of these lease commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

                We are a leading global supplier of broadband network equipment, software and systems integration services that enable communications service providers to deliver high-speed Internet, data, video and voice services to consumers and businesses worldwide. Our products enable telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers to build and upgrade the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of broadband communications networks, and our product and service offerings help connect communications service providers’ offices to businesses and end users’ homes as well as to wireless communications devices.

                Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators and communications equipment manufacturers and distributors. We offer copper– and fiber–connectivity components and systems, broadband access and network equipment, software and systems integration services to our customers through the following two segments of product and service offerings:

•                                            Broadband Infrastructure and Access; and

•                                            Integrated Solutions.

                Broadband Infrastructure and Access focuses on Internet Protocol (IP)–based offerings for the cable industry, Digital Subscriber Line (DSL) offerings for the communications equipment industry, and broadband connectivity products for a variety of communications network applications.  Broadband Infrastructure and Access products consist of:

•                                            connectivity devices that provide the physical contact points needed to connect different communications network elements and gain access to communications system channels, and

•                                            access and transport systems that provide broadband, multiservice delivery capabilities within service provider networks.

                Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing of communications systems channels within service providers’ serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, fiber, wireless and broadcast communications networks.  Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable and fiber networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet and wireless communications networks to deliver Internet, data, video and voice services to businesses and consumers.

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

Marketplace Conditions

                Our operating results during the three and nine months ended July 31, 2002 continued to be adversely affected by the downturn in general economic conditions, and adverse conditions in the communications equipment industry in particular. In this economic environment, many of our communications service provider customers have deferred capital spending, reduced their telecommunications equipment purchases, and announced plans to further reduce capital expenditures. A majority of our revenues continue to be derived from telecommunications service providers.  These companies in particular have drastically reduced their spending on communications equipment, resulting in significant reductions in our revenues.  Moreover, some of our customers have experienced serious financial difficulties, resulting in bankruptcy filings by several of our customers.  One of our customers who recently filed for bankruptcy protection is Velocita Corp., a company in which one of our directors, Robert Annunziata, is also a director and Executive Chairman.  The total amount owing to us by Velocita is approximately $0.4 million relating to software licensed to

Velocita and related services under an agreement entered into in the ordinary course of our business prior to the time Mr. Annunziata joined our board of directors.  While we continue to pursue collection efforts on all of our accounts, some accounts may ultimately be uncollectible.  We believe that we have adequate reserves for doubtful accounts relating to our customers who are currently experiencing financial difficulties.

                When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending.  As it became evident in 2002 that our industry was experiencing a more pronounced and prolonged economic downturn, we have taken additional cost restructuring measures to realize further cost savings. Our cost-saving actions to date have included the sale of non-strategic product lines, the disposition of certain assets and consolidation of facilities as well as reductions in our employee base, elimination of contractor positions and unreplaced employee attrition. In particular, during the third quarter of fiscal 2002, we decided to sell or close our optical components business and to cease all operations with respect to our Avidia Multiplexer product in response to reduced demand for these products.  Neither our optical components business nor our Avidia Multiplexer product have accounted for a material portion of our revenues.  Despite these actions, if we are unable to meet expected revenue levels in any particular quarter, there may be a material adverse impact on our operating results for that period because we may not be able to further reduce our expenses quickly in response to short-term business changes. Our expense levels are based in part on our expectations of future revenues. Although our management has and will continue to take measures to adjust expense levels, if revenue levels in a particular period fluctuate, our operating results may be affected adversely.

                Our results of operations have historically been subject to seasonal factors, with stronger demand for our products during the fourth fiscal quarter ending October 31, primarily as a result of customer budget cycles and our fiscal year-end incentives, and weaker demand for our products during the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January and a general industry slowdown during that period. There can be no assurance that these historical seasonal trends will continue in the future. For instance, these historical trends were not evident in fiscal 2001 as our revenue levels dropped sequentially each quarter. Further, based upon the announced intentions of many of our customers to reduce or defer future capital spending the historical trend may not resume for some time, if at all. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to our Annual Report on Form 10-K for fiscal 2001.

NON-RECURRING AND OTHER RESTRUCTURING RELATED CHARGES

                In connection with our prior and current fiscal year initiative to focus our business on strategic and core operations and improve our operating performance by restructuring and streamlining our operations, we have recorded non-recurring restructuring and impairment charges.  Restructuring charges represent the direct costs of exiting certain product lines or businesses and the costs of downsizing our business.  Impairment charges represent a write-down of the carrying value of long-lived assets (principally goodwill and facilities) to their estimated fair market value, which was estimated by external sources or by discounting expected future cash flows.  See Note 7 to the Condensed Consolidated Financial Statement for a further discussion of these charges.

                Three Months Ended July 31, 2002.  For the three months ended July 31, 2002, our non-recurring restructuring and impairment charges related principally to our workforce reductions and our decision to cease operations with respect to our Avidia Multiplexer product and to sell or close our optical components business.  The total charges to earnings for the quarter for these items was $193.2 million, consisting of $149.5 million of impairment charges (which relates principally to the write-down of the carrying value of goodwill and facilities related to our optical components business), $29.9 million of non-recurring charges ($18.9 million of which relates to involuntary workforce reduction costs for approximately 1,000 employees, with the remainder relating primarily to the write-down of fixtures and equipment associated with excess capacity and discontinued product lines), and $13.8 million of inventory write-down charges (which is included in Cost of Product Sold) associated with our remaining Avidia Multiplexer inventory.

                Of the total non-recurring restructuring and impairment charges of $193.2 million, $173.3 million is a non-cash charge and $19.9 million resulted or will result in a cash outlay.

                Three Months Ended July 31, 2001.  For the three months ended July 31, 2001, the total non-recurring restructuring and impairment charges were $42.5 million, consisting of $35.5 million of non-recurring charges ($29.7 million of which relates to involuntary workforce reduction costs for approximately 2,700 employees, with the remainder consisting principally of facilities consolidation costs and acquisition and related integration costs), $6.5 million of impairment charges associated with the write-down of fixed assets associated with the anticipated exit from non-strategic product lines, and $0.5 million of inventory and committed sales contract charges (which is included in Cost of Product Sold and Selling and Administrative expense) associated with discontinued product lines.

                Of the total non-recurring and impairment charges of $42.5 million, $40.9 million was a non-cash charge and $1.6 million resulted or will result in a cash outlay.

                Nine Months Ended July 31, 2002.  During the nine months ended July 31, 2002, the total non-recurring restructuring and impairment charges were $272.2 million, consisting of $159.1 million of impairment charges, $99.9 million of non-recurring charges (which consists primarily of $30.8 million for involuntary workforce reduction costs for approximately 1,600 employees, $35.9 million for facilities consolidation costs, $19.6 million for fixed asset write-downs, and $10.5 million of in-process research and development charges associated with the purchase of our partner’s interest in two technology joint ventures), and $13.2 million of net inventory and committed sales contract charges (which is included in Cost of Product Sold and Selling and Administrative expense) associated with discontinued product lines.

                Of the total non-recurring and impairment charges of $272.2 million, $214.8 million is a non-cash charge and $57.4 million resulted or will result in a cash outlay.

                Nine Months Ended July 31, 2001.  During the nine months ended July 31, 2001, the total non-recurring restructuring and impairment charges were $652.3 million, consisting of $415.5 million of impairment charges related to the write-down of goodwill and facilities related to non-strategic product lines, $144.2 of non-recurring charges (consisting primarily of workforce reduction costs of $72.9 million for 6,300 employees, facilities consolidation costs of $42.2 million and $19.0 million for fixed asset write-downs), $64.9 million of inventory write-downs (which is included in Cost of Product Sold) for discontinued products, and $27.7 million of committed sales contract charges (which is included in Selling and Administrative expense) for discontinued products.

                Of the total non-recurring and impairment charges of $652.3 million, $486.9 million was a non-cash charge and $165.4 million resulted or will result in a cash outlay.

                Effect of Restructuring Charges on Future Cash Flow.  The cash portion of restructuring charges that were expensed in fiscal 2001 and through the end of the third quarter of 2002, but were not paid as of July 31, 2002, were $124.9 million. Of this amount, we expect that substantially all of the remaining $15.4 million of cash expenditures relating to our workforce reductions through July 31, 2002 and $8.8 million of cash expenditures relating to committed sales contracts will be paid by the end of fiscal 2002. Of the remaining amount of $100.7 million, which relates to the costs of consolidating facilities, approximately $60 million will be funded through the use of existing restricted cash with the balance funded from our unrestricted cash.  These facilities consolidation costs will be paid over the respective lease terms of the facilities ending through 2006.

                We expect to realize significant cash savings from our restructuring initiatives which began in fiscal 2001.  These savings, which are expected to be realized primarily in the form of lower manufacturing costs and operating expenses, largely relate to reduced labor costs and more focused operations. We intend to continue our initiative to achieve more cost-efficient operations throughout the remainder of fiscal 2002. Our overall restructuring initiative is expected to result in significant additional restructuring expenses (both cash and non-cash) in amounts that have not yet been determined.

RESULTS OF OPERATIONS

The following table contains information regarding the percentage to net sales of certain income and expense items for the three and nine months ended July 31, 2002 and 2001 and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales				Percentage Increase (Decrease) Between Periods
	Three Months Ended July 31,		Nine Months Ended July 31,		Three Months Ended July 31, 2002	Nine Months Ended July 31, 2002
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%	(57.1)%	(58.9)%
Cost of product sold	(86.0)	(67.5)	(75.6)	(69.6)	(45.4)	(55.3)

Gross profit	14.0	32.5	24.4	30.4	(81.4)	(67.0)
Expenses:
Research and development	(21.5)	(12.1)	(17.3)	(11.4)	(23.4)	(37.6)
Selling and administration	(39.6)	(27.8)	(37.3)	(28.2)	(38.9)	(45.7)
Goodwill amortization	—	(2.1)	—	(2.3)	(100.0)	(100.0)
Impairment charges	(63.7)	(1.2)	(19.2)	(20.7)	2,200.0	(61.7)
Non-recurring charges	(12.7)	(6.5)	(12.1)	(7.2)	(15.8)	(30.7)
Non-cash stock compensation	(1.4)	(0.8)	(1.3)	(0.7)	(24.4)	(24.5)

Total expenses	(138.9)	(50.5)	(87.2)	(70.5)	18.2	(49.1)

Operating loss	(124.9)	(18.0)	(62.8)	(40.1)	(198.0)	(35.5)
Other income (expense), net:
Interest	1.0	(0.7)	0.6	(0.2)	(159.0)	(232.5)
Gain (loss) on sale of product lines	(2.0)	1.1	(0.6)	0.3	(181.4)	(181.4)
Gain (loss) on write-down or sale of investment	5.8	2.8	2.7	(36.3)	(12.2)	(103.1)
Loss on sale of fixed assets	(2.3)	—	(1.0)	—	—	2,633.3
Gain on patent infringement settlement	—	—	3.2	—	—	—
Loss on equity investment	(1.3)	(0.6)	(0.8)	(0.7)	(9.1)	(56.1)
Other	(2.9)	(0.5)	(1.8)	(0.4)	165.4	92.6

Loss before income taxes	(126.6)	(15.9)	(60.5)	(77.4)	242.7	(67.9)
Provision (benefit) for income taxes	141.0	(5.3)	31.8	(22.2)	(1,255.4)	(158.9)

Net loss	(267.6)%	(10.6)%	(92.3)%	(55.2)%	(982.8)%	(31.3)%

Net Sales: The following table sets forth ADC’s net sales for the three and nine months ended July 31, 2002 and 2001, respectively, for each of ADC’s functional product and service segments described above (in millions):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2002		2001		2002		2001
Product Group	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$156.5	66.6%	$403.5	73.7%	$559.0	67.6%	$1,550.1	77.1%
Integrated Solutions	78.6	33.4	144.0	26.3	267.9	32.4	461.1	22.9

Total	$235.1	100.0%	$547.5	100.0%	$826.9	100.0%	$2,011.2	100.0%

Net sales for the three and nine months ended July 31, 2002 were $235.1 million and $826.9 million, respectively, reflecting a 57.1% and 58.9% decrease over the comparable 2001 time periods.  Prior year amounts for the three and nine-month periods include $100.1 million and $326.1 million, respectively, of net sales from product lines divested in fiscal 2001. International revenues comprised approximately 28.6% and 27.7% of ADC’s sales for the three and nine month periods ended July 31, 2002 and 28.5% and 28.7% for the comparable 2001 time periods.  The decline in net sales from the comparable prior year periods (other than that attributable to divested product lines) was caused by a dramatic reduction in capital spending by our customers, particularly telecommunication service providers.  Our future revenues remain dependent on the level of capital spending by our customers.

During the three and nine months ended July 31, 2002, net sales of Broadband Infrastructure and Access products declined by 61.2% and 63.9% over the comparable 2001 time periods. The decrease primarily resulted from lower sales for copper- and fiber-connectivity systems due to a weakened communications equipment industry and lower carrier spending budgets. Sales of most other products, except our cable telephony/data products, which had increased sales over the comparable prior year, declined by smaller dollar amounts and percentages. Prior year amounts include $74.1 million and $247.5 million of net sales from product lines divested or discontinued during fiscal 2001, which represented 18.4% and 16.0% of net sales, respectively. For the three months ended July 31, 2002, Broadband Infrastructure and Access sales represent approximately 67% of our total net sales. We expect that future sales of Broadband Infrastructure and Access products will continue to account for a substantial portion of our net sales.

                During the three and nine months ended July 31, 2002, Integrated Solutions net sales decreased by 45.4% and 41.9% over the comparable 2001 time periods. This decrease was substantially the result of lower sales in system integration services and software solutions. Prior year amounts include $26.0 million and $78.6 million of net sales from product lines divested or discontinued during fiscal 2001, which represented 18.1% and 17.0% of net sales, respectively.

                During the three-month periods ended July 31, 2002 and 2001, gross profit percentages were 14.0% and 32.5%, respectively. The decrease in gross profit percentage is primarily due to a decrease in sales volume, which results in higher manufacturing costs per product due to the allocation of fixed factory expenses, and a shift in sales mix to lower margin products and services. Also, in the three-month periods ending July 31, 2002 and 2001, $13.8 million and $0.4 million of inventory write-offs and other costs to exit certain sales contracts in connection with our restructuring efforts were included in cost of product sold, respectively.  During the nine-month periods ended July 31, 2002 and 2001, gross profit percentages were 24.4% and 30.4%, respectively. The decrease in gross profit percentage is primarily due to a decrease in sales volume and a shift in sales mix to lower margin products and services. Also, in the nine-month periods ending July 31, 2002 and 2001, $14.5 million and $64.9 million of inventory write-offs and other costs to exit certain sales contracts in connection with our restructuring efforts were included in cost of product sold. We anticipate that our future gross profit percentage will continue to be affected by many factors, including sales mix, competitive pricing, timing of new product introductions and manufacturing volume.

                Total operating expenses for the three months ended July 31, 2002 and 2001 were $326.5 million and $276.2 million, representing 138.9% and 50.5 % of net sales, respectively. These operating expenses included non-recurring and restructuring related charges, non-cash stock compensation charges, and asset impairment charges of $182.8 million and $46.6 million for the three months ended July 31, 2002 and 2001, respectively.  Total operating expenses for the nine months ended July 31, 2002 and 2001 were $720.9 million and $1,416.5 million, representing 87.2% and 70.4 % of net sales, respectively. These operating expenses included non-recurring and restructuring related charges, non-cash stock compensation charges, and asset impairment charges of $268.6 million and $601.7 million for the nine months ended July 31, 2002 and 2001, respectively. The 2002 and 2001 non-recurring charges represent costs associated with initiatives to reduce workforce headcount, discontinue product lines that no longer fit our current focus and growth strategy and consolidate unproductive and duplicative facilities.  Included in operating expenses for 2002 and 2001 are non-cash stock compensation charges associated with our acquisition of Broadband Access Systems. The 2001 operating expenses include non-cash stock compensation charges related to our acquisition of Centigram Communications Corporation.  Centigram related costs are not included in operating expenses for the three and nine-month periods ended July 31, 2002 because we divested the Centigram operations through the sale of our Enhanced Services Division in fiscal 2001.

                Operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, for the three months ended July 31, 2002 and 2001 were $143.7 million and $229.6 million, representing 61.1% and 41.9% of net sales, respectively.  For the nine months ended July 31, 2002 and 2001, operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, were $452.3 million and $814.8 million, representing 54.7% and 40.5% of net sales respectively.  The decrease in absolute dollars of operating expenses, before non-recurring and restructuring related charges and non-cash stock compensation charges, was primarily due to restructuring efforts as well as the divestiture of certain business units and product lines. The increase in operating expenses as a percentage of net sales was primarily due to fixed and variable costs incurred by us that are not easily adjustable given a swift downturn in net sales. We currently are evaluating these costs and intend to take further actions to reduce these costs through additional restructuring efforts throughout fiscal 2002.  These additional restructuring efforts are likely to result in significant additional restructuring charges (both cash and non-cash) in amounts that have not yet been determined.

                Research and development expenses were $50.6 million for the three months ended July 31, 2002, representing a decrease of 23.4% from $66.1 million for the three months ended July 31, 2001. For the nine months ended July 31, 2002 and 2001, research and development expenses were $142.9 million and $229.0 million, representing a 37.6% decrease over the prior year. We believe, given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources to product development for each of our product groups.  In connection with the discontinuance of our joint ventures related to our iAN, BroadAccess, and Small Subscriber product lines in fiscal 2002, we expect to incur additional research and development expenses of approximately $4 million during the fourth quarter of fiscal 2002 for these products.

                Selling and administration expenses were $93.1 million for the three months ended July 31, 2002, representing a decrease of 38.9% from $152.3 million for the three months ended July 31, 2001. For the nine months ended July 31, 2002 and 2001 selling and administrative expenses were $308.2 million and $567.5 million, representing a 45.7% decrease over the prior year.  This decrease reflects a beneficial realization of our restructuring efforts, which were initiated in the prior fiscal year. In addition, selling and administration expenses decreased $37.6 million and $139.7 million from the comparable 2001 three and nine month periods due to the divestiture or discontinuance of certain business units and product lines in fiscal 2001.  Also included in the 2001 amounts were $0.1 million and $27.7 million, respectively, in selling and administration expenses incurred to complete certain non-cancelable sales contracts and contract cancellation payments to customers as a result of our decision to exit certain product lines.

                On November 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. Therefore, we did not recognize any goodwill amortization during the three month and nine month periods ended July 31, 2002 compared to $11.3 million and $46.0 million in goodwill amortization for the three and nine month periods ended July 31, 2001, respectively.

                Other Income (Expense), Net.  For the three and nine months ended July 31, 2002 and 2001, the net interest income (expense) category represented net interest income on cash and cash equivalents.  During the three and nine months ended July 31, 2002, interest income was partially offset by fees associated with the establishment of an accounts receivable securitization arrangement, and restructuring of some of our operating lease agreements.  See “Liquidity and Capital Resources” below for a discussion of cash levels.

                Other expense primarily represents the gain or loss on foreign exchange transactions, the gain or loss on the sale of fixed assets and investments, investment impairment charges and our share of the net operating results of our investments in other companies accounted for under the equity method.

                Income Taxes. The effective income tax rate for the three and nine months ended July 31, 2002 and 2001 was affected by lower effective tax benefit rates applied to restructuring expenses. Excluding the impact of the lower rates used for the restructuring charges, the effective income tax rate was 38% for the three and nine month periods ended on July 31, 2002 and 2001.  As a result of our cumulative losses over the past several quarters, the full utilization of our loss carryback potential and the decline in net sales from the previous quarter, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate.  We recorded a valuation allowance of $453.4 million during the three and nine months ended July 31, 2002.  This was partially offset by a tax benefit on our pre-tax loss as well as tax benefit adjustments related to tax law changes of $121.8 million and $190.7 million for the three and nine months ended July 31, 2002 respectively.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.  Beginning in the fourth quarter of fiscal 2002, we will no longer accrue tax benefits or provisions for pre-tax income (loss) until our tax loss carryforwards and other deferred tax assets are fully applied against future taxable income.

Net Loss: Net loss was $629.1 million (or $0.79 per diluted share) for the three months ended July 31, 2002, compared to net loss of $58.1 million (or $0.07 per diluted share) for the three months ended July 31, 2001. Net loss was $763.1 million (or $0.96 per diluted share) for the nine months ended July 31, 2002, compared to net loss of $1,110.8 million (or $1.41 per diluted share) for the nine months ended July 31, 2001.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. A description of the significant accounting policies used are described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Revenue recognition and sales returns

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

The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivable are reasonably assured of collection based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect or sell the receivables.  In situations where it is unclear as to whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Revenue is deferred and costs are recognized when it has been determined that the collection or sale of the receivable is unlikely.  At July 31, 2002 we had unbilled revenues of $41.4 million.

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

Allowance for uncollectible accounts

We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current credit-worthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases in reserves have been recorded in recent periods and may occur in the future due to evolving market conditions.  We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.  As of July 31, 2002 we had $45.7 million reserved against our account receivables and note receivables.

Inventories

We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions.  It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.  As of July 31, 2002 we had $71.5 million reserved against our inventories.

Investments

We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other-than-temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following factors: the values of the most recent round of financing, quoted market prices of comparable public companies, or analyses of historical and forecasted financial information. We regularly evaluate our investments based on criteria that include, but are not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the portfolio’s companies. We generally believe an other-than-temporary decline occurs when the fair value of a publicly traded investment is below the carrying value for nine consecutive months. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our positions in the investments in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner.  As of July 31, 2002, our investments in publicly traded and privately held companies had a current cost basis (after giving effect to other than temporary impairment charges) and estimated fair value of $11.3 million and $6.3 million, respectively.

Warranty

We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.  As of July 31, 2002 we reserved $18.8 million related to future estimated warranty costs.

Deferred taxes

We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amount we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.  As a result of our cumulative losses over the past several quarters, the full utilization of our loss carryback potential and the decline in net sales from the previous quarter, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate.  We recorded a valuation allowance of $453.4 million during the three and nine months ended July 31, 2002.  In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.  Beginning in the fourth quarter of fiscal 2002, we will no longer accrue tax benefits or provisions for pre-tax income (loss) until our tax loss carryforwards and other deferred tax assets are fully applied against future taxable income.

Long-lived assets

                We evaluate the carrying value of our long-lived assets, consisting primarily of goodwill and identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital.  Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.  See Note 7 for details on our impairment charges.  We will continue to reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.  If we determine goodwill is impaired, this will result in a non-recurring charge to earnings to reflect the difference between the carrying value of certain assets and their fair value.

Restructuring

During fiscal year 2001 and for the nine months ended July 31, 2002, we recorded significant charges in connection with our restructuring program. The related reserves reflect many estimates including those pertaining to involuntary workforce reduction and facility consolidation costs, fixed assets, inventory, and settlements of contractual obligations. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has and may continue to be different from these estimates.  See Note 7 for details on our non-recurring and other restructuring charges.

Commitments and contingencies

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

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables, inventories and warranties are directly reflected in our segments’ operating income (loss). Although any charges related to our net deferred tax assets, investments, restructuring and goodwill and other acquired intangibles are not reflected in the segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly impacted by the actual and expected results of each segment.  We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee. During the nine months ended July 31, 2002, we initially adopted SFAS No. 142, “Goodwill and Other Intangible Assets” which is further described in Note 3 to the condensed consolidated financial statements.  There was no initial adoption of any other accounting policies during this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash From Operations

                Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, (decreased)/increased by ($37.7) million and $27.9 million during the three months ended July 31, 2002 and 2001, respectively.  The major elements of the 2002 change included a $16.4 million increase in restricted cash, $8.3 million in property, plant and equipment additions and $49.4 million used for operating activities partially offset by $36.4 million provided by the sales of available-for-sale securities.  The major elements of the 2001 change included $71.6 million provided by operating activities, $23.6 million in net proceeds from divestitures, and $106.5 million provided by the sale of available-for-sale securities.  These amounts were partially offset by $126.1 million used to pay down outstanding amounts under a revolving credit facility and $45.1 million in property, plant and equipment additions.

                Cash and cash equivalents decreased $76.8 million and $72.3 million during the nine months ended July 31, 2002 and 2001, respectively. The major elements of the 2002 change included a $276.5 million increase in restricted cash and $30.1 million in property, plant and equipment additions partially offset by $165.0 million provided by operating activities and $68.7 million provided by the sale of available-for-sale securities. The major elements of the 2001 change included $48.7 million used for acquisitions, and $220.2 million in property, plant and equipment additions.  These amounts were partially offset by $12.1 million provided by operating activities, $23.6 million in net proceeds from divestitures, and $165.9 million provided by the sale of available-for-sale securities during the nine months ended July 31, 2001.

As of July 31, 2002, we had unrestricted cash of $271.8 million and restricted cash of $276.5 million.  Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, and thus is not available to us for working capital.  The majority of this restricted cash relates to four long-term operating leases, with the remainder representing cash collateral for letters of credit, guarantees relating to vendor financing transactions, and foreign currency hedging activities.  We expect that substantially all of our restricted cash will be used to settle the obligations which it secures, and accordingly will never become available to us for general working capital purposes.

Investments

                We maintain investments of common stock in four publicly held companies. The investments in two of these companies, Vyyo, Inc. and Interwave Communications International Ltd., have been written down to a nominal value. We hold less than a 20% interest in Redback Networks, Inc. and accordingly this investment is classified as an available-for-sale security.  Consequently, it is recorded on our balance sheet at fair value, with unrealized gains and losses reported as a separate component of shareholders’ investment in accumulated other comprehensive income (loss). As of July 31, 2002, the market value of our investment in Redback Networks, Inc. was $1.2 million. In addition we own an approximate 21.9% interest in MIND C.T.I. Ltd. As of July 31, 2002, our investment in MIND had a market value of approximately $5.2 million. This investment is accounted for using the equity method.  In July 2002, we entered into an agreement to sell substantially all of our shares in MIND in a privately negotiated transaction.  We expect to close this sale during the fourth quarter of fiscal 2002.

During the three and nine months ended July 31, 2002, we sold 1.3 million and 2.4 million shares respectively of ONI Systems and completely settled a related hedging arrangement for an aggregate pre-tax gain of $35.3 million and $66.5 million, respectively.  As of July 31, 2002, we have liquidated our entire investment in ONI Systems.

                We also maintain a venture capital fund that is focused on investing in emerging and start-up companies throughout the world that are engaged in the development of high-performance broadband communication technologies. This fund is recorded as a long-term asset on our balance sheet. The fund’s investments are stated at cost (subject to periodic review for impairment) until a public market develops for the investments, at which time the investments are stated at market value with the aggregate valuation adjustments classified as shareowners’ investment.  During the three and nine months ended July 31, 2002, we incurred $21.6 million ($13.4 million net-of-tax) and $43.9 million ($27.2 million net-of-tax) in other than temporary non-cash write downs of our venture capital fund.  This was a result of the downturn in market conditions in the technology and telecommunications sectors of the market.  As of July 31, 2002, the fund had a balance of $5.1 million after write-downs.

Finance-related Transactions

                At July 31, 2002, we had approximately $17.5 million of debt outstanding. We are also a party to four operating lease agreements related to certain of our facilities, including our Eden Prairie, Minnesota headquarters facility. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases, which are sometimes referred to as “synthetic leases,” contain minimum residual value guarantees by us at the end of the lease term and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $252 million and $205 million, respectively. Our obligations under these leases are secured by $254.0 million in cash collateral, which is classified as restricted cash on our balance sheet.   Two of these leases, including our headquarters facility lease, require us to maintain a minimum net worth of $1 billion.

                With the exception of our headquarters facility, we do not intend to continue to occupy the leased facilities for the full lease term.  Accordingly, we are attempting to sell these facilities.  In order to sell these leased facilities we must first purchase the facilities from the lessor for the purchase option price (which we will fund through the use of restricted cash).  As the fair market value of these facilities is likely to be less than the amount payable to the lessor for the purchase option price, we may incur non-recurring charges related to the disposal of these leased facilities as early as the fourth quarter of fiscal 2002.  The net sales proceeds obtained from a buyer of these facilities would be available to us as unrestricted cash.

                Although we expect to occupy our headquarters facility for the full lease term, we believe that the fair market value of this facility is less than the residual value guarantee amount.  Accordingly, in the quarter ended July 31, 2002, we began amortizing the difference between the estimated fair market value and the residual value guarantee over the remaining lease term.  The amortization charges in this quarter were $1.2 million.  We expect to continue this amortization, or, alternatively, purchase the property at the purchase option price or restructure the lease to reduce the purchase option price.  Any such purchase or restructuring of the lease will involve a cash payment to the lessor  (which we will fund through the use of restricted cash) and also may result in a non-recurring charge to earnings to reflect the difference between the current purchase option price and the fair market value of the property.  The amount of any such cash payment and charge to earnings has not yet been determined but may be significant in amount.

                In December 2001, we entered into an accounts receivable securitization arrangement with a financial institution. This arrangement functions much like a revolving line of credit, but has a lower cost of funds than a traditional revolving line of credit. Pursuant to this arrangement we may sell certain of our U.S. sourced accounts receivable to the financial institution without recourse to us. The sales may occur either on a one-time basis or on a continuous basis, provided that the aggregate sales proceeds less the uncollected receivables may not exceed $160 million at any point in time. We will continue to service, administer and collect the receivables with respect to this arrangement. The receivables are sold at a discount to their face amount, with such discount representing a financing charge. The financing charge is based on an A1-P1 Commercial Paper rate plus an interest spread for the used and unused portion of the amount available under this arrangement. The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, thus the actual amount that may be available under this arrangement may be less than the maximum of $160 million. During the nine months ended July 31, 2002, the amount available under this arrangement ranged from $3 million to $54 million.

                The purpose of this securitization arrangement is to allow us to accelerate the cash realized from our receivables, and to provide an additional liquidity resource. We will account for any sales of receivables to the financial institution as a sale, and accordingly any discount from the face value of such receivables as well as certain fees will be included in interest and other financing expense. As is customary with these arrangements, we utilize a wholly owned special purpose entity to facilitate these sales, the purpose of which is to isolate and hold title to the receivables for the benefit of the financial institution. As of July 31, 2002, there have been no sales of receivables under this arrangement. This arrangement expires on December 12, 2004, subject to possible earlier termination under certain circumstances.

Capital Commitments

                As of July 31, 2002 we had commitments (both cancelable and non-cancelable) for capital expenditures related to the ongoing operation of our business of approximately $21.1 million. These commitments primarily reflect future equipment purchases as well as improvements for existing buildings and facilities. The commitments are payable over three years with approximately $5.0 million to become due and payable during the fourth quarter of fiscal 2002, and $4.0 million is expected to become due and payable during the first quarter of fiscal 2003. We intend to fund these expenditures from cash on hand.

Vendor Financing

                We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of July 31, 2002 and 2001, we had commitments to extend credit of approximately $58 million and $203.0 million, respectively, for such arrangements. The total amount drawn and outstanding under the commitments, including recourse obligations under customer notes that have been sold, was approximately $14.0 million and $69.0 million as of July 31, 2002 and 2001, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.   Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may effect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At July 31, 2002, we have recorded approximately $4.0 million in loss reserves in the event of non-performance related to these financing arrangements. We consider these loss reserves to be adequate.  In addition to the foregoing commitments, we also have a participation obligation in a multi-vendor credit facility which has committed long term financing to a customer.  Our commitment under this participation is up to approximately $65 million, and is tied to the value of products we sell to the customer.  No amount has been drawn on this commitment.  The customer is currently in default of the terms of this facility and cannot utilize the financing while the default exists.  If this default is cured or waived, or if the facility is amended, we may be obligated to provide long-term financing in amounts which equal the value of products we sell to the customer, up to the $65 million maximum.

                During the quarter ended July 31, 2002, we sold a participation interest in one of our vendor financing notes receivable for cash equal to $10.5 million.  This sale was without any discount to the face amount of the receivable, was with full recourse to us, and our recourse obligation is secured by a letter of credit.  This recourse obligation is included in the amounts drawn and outstanding listed above.

Working Capital Outlook

                Our main source of liquidity continues to be our cash on hand.  In addition, based on our recent operating losses, we expect to receive a federal income tax refund of approximately $100 million during the first calendar quarter of 2003.

                Although we expect to continue to use cash to fund operating losses and restructuring charges in the near term, we believe that our current cash on hand and cash from the expected federal income tax refund should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2003 and beyond. However, if our operating losses are more severe than expected or continue longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital.  In addition, should we determine to make any significant acquisitions, additional sources of capital may be required.  Given the current state of the communications equipment industry, there are few alternatives available as sources of financing.  Commercial bank financing is not available at this time to us or to many companies in our industry.  Accordingly, any plan to raise additional capital would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to existing shareholders.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, any statements regarding the effect of regulatory changes and any statements regarding the future of the communications equipment industry and communications services on our business.   We caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These include, without limitation, significant difficulties in forecasting sales and market trends, uncertainties regarding the level of capital spending by telecommunications service providers, as the majority of our revenues are derived from these companies; the overall demand for our products or services; the demand for particular products or services within the overall mix of products sold, as our products and services having varying profit margins; changing market conditions and growth rates either within our industry or generally within the economy; our ability to complete our restructuring initiative and streamline our operations successfully; our ability to dispose of non-strategic product lines and excess assets on a timely and cost-effective basis; new competition and technologies; increased costs associated with protecting intellectual property rights; the impact of customer financing activities; the retention of key employees; pressures on the pricing of products or services we offer; the availability of materials to make products; variations in the value of assets held or used by us in the operation of our business and other risks and uncertainties, including those identified in Exhibit 99-a to our Report on Form 10-K for the fiscal year ended October 31, 2001.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                As described in “Liquidity and Capital Resources” and Note 4 to the Condensed Consolidated Financial Statements, we maintain an investment portfolio of common stock in four publicly held companies in the telecommunications or technology industries. This portfolio was developed primarily through investments in privately held companies, which later became publicly traded. The common stock investments in two of these companies, Vyyo, Inc. and Interwave Communications International, Ltd., have been written down to a nominal value. The common stock investments in one other company where we hold less than 20% interest, Redback Networks, is classified as an available-for-sale security and, consequently, is recorded on the balance sheet at fair value, with unrealized gains and losses reported as a separate component of shareowners’ investment in accumulated other comprehensive income (loss). The investment in the last company, MIND, is accounted for using the equity method and a pro-rata portion of MIND’s profits or loss is reflected in our consolidated income statement. The values recorded for the publicly traded companies are subject to market price volatility. Assuming an immediate decrease of 20%, 50% and 80% in our publicly traded investments, the hypothetical reduction in shareowners’ investment related to these holdings is estimated to be $0.2 million, $0.6 million and $1.0 million, respectively, as of July 31, 2002. As a result of changes in the fair value of these investments since acquisition, we recorded a $5.0 million unrealized loss, $3.2 million net of tax, in shareowners’ investment as of July 31, 2002. We also hold minority investments in a number of companies that are not publicly traded. These investments are included in long-term assets and are carried at cost. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

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

4-d

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)

4-e	Restated Bylaws of ADC Telecommunications, Inc., as amended effective July 30, 2002.
4-f

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

4-g	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC’s Form 10-K for the fiscal year ended October 31, 1999.)
4-h

Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC’s Registration Statement on Form S-8 dated February 28, 2001.)

99-a	Certification Required by Section 906 of Sarbanes-Oxley Act

b.             Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended July 31, 2002:

•                    April 18, 2002 (filed May 1, 2002)—Item 5 and Item 7, Other Events and Exhibits re: updated information regarding certain long-term lease obligations of the Company.

•                    May 21, 2002 (filed May 22, 2002)—Item 4 and Item 7, Changes in Registrant’s Certifying Accountant and Exhibits re: change in independent auditor from Arthur Andersen LLP to Ernst & Young LLP for the fiscal year ending October 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 11, 2002	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
Robert E. Switz
Executive Vice President, Chief Financial Officer

CERTIFICATIONS

I, Richard R. Roscitt, the Chief Executive Officer of ADC Telecommunications, Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ADC Telecommunications, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 11, 2002

/s/ Richard R. Roscitt
Richard R. Roscitt
Chief Executive Officer

I, Robert E. Switz, the Chief Financial Officer of ADC Telecommunications, Inc., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of ADC Telecommunications, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 11, 2002

/s/ Robert E. Switz
Robert E. Switz
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

4-d

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated June 30, 2000. (Incorporated by reference to Exhibit 4-g to ADC Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)

4-e	Restated Bylaws of ADC Telecommunications, Inc., as amended effective July 30, 2002.
4-f

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

4-g	Amendment to Second Amended and Restated Rights Agreement dated as of October 6, 1999. (Incorporated by reference to Exhibit 4-c to ADC’s Form 10-K for the fiscal year ended October 31, 1999.)
4-h

Amendment No. 2, dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC’s Registration Statement on Form S-8 dated February 28, 2001.)

99-a	Certification Required by Section 906 of Sarbanes-Oxley Act