Form 10-K
period 2002-10-31
ADC TELECOMMUNICATIONS INC
filed 2003-01-10
CIK 61478

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2002.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13625 Technology Drive Eden Prairie, Minnesota	55344-2252
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (952) 938-8080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.20 par value
Common Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Stock Market on April 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3,089,000,000.

        The number of shares outstanding of the registrant's common stock, $0.20 par value, as of January 6, 2003, was 801,720,168.

DOCUMENTS INCORPORATED BY REFERENCE

        A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2003 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission on or before January 31, 2003.

        As used in this report, fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 refer to our fiscal years ended or ending October 31, 2000, 2001, 2002 and 2003, respectively.

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

        Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity components and systems, broadband access and network equipment, software and systems integration services to our customers through the following two segments of product and service offerings:

  •
  Broadband Infrastructure and Access; and

  •
  Integrated Solutions.

        Broadband Infrastructure and Access focuses on Internet Protocol (IP)-based offerings for the cable industry, Digital Subscriber Line (DSL) offerings for the telecommunications industry, and broadband connectivity products for wireline, cable and wireless communications network applications. These products consist of:

  •
  connectivity systems and components that provide the infrastructure to wireline, cable and wireless service providers to connect Internet, data, video and voice services to the network over copper, coaxial and fiber-optic cables, and

  •
  access systems used by wireline, cable and wireless service providers to deliver high-speed Internet, data and voice services to consumers and businesses in the last mile/kilometer of communications networks.

        Integrated Solutions focuses on operations support system (OSS) software and system integration services for broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

Industry Background

        We believe that broadband, multiservice communications networks help to meet the information needs of businesses and consumers around the world. The rapid growth of the Internet has driven the need for broadband network infrastructure. We believe consumers increasingly find dial-up modem speeds unacceptable for current Internet and Web-based applications. Further, we believe that new or future applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming, distance learning, telemedicine and high-speed imaging will drive even more people to use broadband communications services. We believe that the global deregulation of communications markets has the potential to transform traditional communications service providers into integrated communications providers. Traditional communications service providers offer only a limited selection of Internet, data, video or voice services, each on a separate network connection and a separate customer bill. Integrated communications providers operate broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services over a single high-speed network connection while sending only one bill for all of the services the customer uses. Due to deregulation, communications service providers have the ability to compete for customers by offering bundles of different communications services over cost-effective networks. As a result of competition among communications service providers to obtain and retain customers with bundled services, we believe there is a large potential global market for broadband access and network equipment, software and systems integration services to build and upgrade broadband, multiservice networks.

Strategy

        Our strategy is to capitalize on selected opportunities in the global communications market created by the deployment of broadband, multiservice networks. Communications service providers intend to serve their consumer and business customers with broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services. Our broad range of products and services address key areas of the communications network infrastructure. Our products and services are used to design, build and upgrade networks, connect and access networks, transport Internet, data, video and voice services over communications service networks, and provide OSS software to operate communications networks. Our many product and service offerings address the diverse needs of a customer base that includes local and long-distance telephone companies, cable television operators, wireless service providers, Internet and data service providers, other communications service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

        As explained in more detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, we restructured our business in fiscal 2001 and 2002 in response to a significant decline in capital spending by our customers. Through this restructuring, we also sought to better position ourselves for profitable growth in the market segments where we believe we have a sustainable competitive advantage. The six areas of our strategic focus are: broadband connectivity products; IP cable equipment; DSL equipment; OSS software; systems integration services; and products to extend the coverage of existing wireless networks. The most significant strategic change we made in 2002 was our decision to withdraw from the optical components business, an area that was the subject of significant oversupply and intense competition.

        In our restructured company, key components of our long-term strategy include:

  •
  gaining market share in our areas of strategic focus;

  •
  increasing our global market penetration;

  •
  leveraging our technological capabilities across our various product groups; and

  •
  lowering our cost structure to compete more effectively.

        Gaining Market Share.    In the current environment of reduced capital spending by communication service providers, we believe that we must gain market share in order to grow our business. We intend to increase our market share by offering a compelling value proposition through a combination of product functionality, quality, price-competitiveness and world-class customer service, with particular emphasis on helping our customers lower their overall cost of providing communication services to end user customers.

        Increase Our Global Market Penetration.    We believe that significant opportunities for communications equipment vendors exist outside the United States as a result of global deregulation, substantial expansion or enhancement of communications services by non-U.S. providers, and the global expansion of multinational communications service providers. Our strategy is to grow our international business by aggressively pursuing and focusing our resources on high potential opportunities, leveraging our existing customer relationships, developing additional international distribution channels and seeking strategic alliances. Where appropriate, we have established our presence in international markets with manufacturing facilities, sales and technical support offices and systems integration capabilities to serve our customers outside the United States.

        Leverage Our Technological Capabilities Across Our Various Product Groups.    We have developed substantial expertise in copper (twisted pair), coaxial and fiber-optic connectivity, wireless, IP cable data/telephony and DSL technologies, software products and systems integration services. We have built these core competencies through internal development, acquisitions and technology licensing arrangements. Our strategy is to leverage our core competencies effectively across all of our product and service offerings in order to provide our customers new products with enhanced features, functions, cost effectiveness and network management tools for their evolving Internet, data, video and voice service offerings. This strategy also allows us to offer our customers custom-tailored solutions that enable them to scale network offerings, more fully automate operations and accelerate service and revenue growth.

        Lowering Our Cost Structure.    We intend to continue our efforts to lower our overall cost structure to become or remain a low-cost industry leader in selected product areas, while also maintaining our reputation for high-quality products and services and world-class customer service.

        Our ability to implement our strategy effectively is subject to numerous uncertainties, many of which are described in Exhibit 99-a to this Form 10-K. We cannot assure you that our efforts will be successful.

Product and Service Offering Groups

        Our connectivity solutions, network equipment, software and systems integration services are divided into two principal segments:

  •
  Broadband Infrastructure and Access; and

  •
  Integrated Solutions.

        Our Broadband Infrastructure and Access business focuses on IP-based offerings for the cable industry, DSL offerings for the telecommunications industry, and broadband connectivity products for a variety of communications network applications. Broadband Infrastructure and Access products accounted for approximately 68%, 75% and 84% of our net sales in fiscal 2002, 2001 and 2000, respectively. Our Integrated Solutions business focuses on OSS software and systems integration services. Integrated Solutions products and services accounted for approximately 32%, 25% and 16% of our net sales in fiscal 2002, 2001 and 2000, respectively. The primary products and services offered by each of these segments are described below.

Broadband Infrastructure and Access

        Our Broadband Infrastructure and Access products for public network providers are located primarily in service provider serving offices and networks, including telephone company central offices and networks, cable television company headend offices and networks, and wireless company global switching centers, networks and tower sites. All of these facilities contain the equipment used in switching and transmitting incoming and outgoing communications channels. Portions of our broadband transmission systems are located in the public network outside the serving offices and on end-users' premises. Our enterprise private and governmental network customers generally purchase our products for installation in the networks located on their premises. Broadband Infrastructure and Access products consist of the following general product groupings:

  Broadband Connectivity Systems and Components

        Our broadband connectivity devices are used in copper (twisted pair), coaxial, fiber-optic, wireless and broadcast communication networks. These products provide the physical interconnections between network components or access points into networks. Principally, these products include:

        DSX Products.    We manufacture digital signal cross-connect (DSX) modules, panels and bays, which are designed to terminate and cross-connect copper channels and gain access to digital channels for Internet, data, video and voice transmission. Within our DSX product group, we offer solutions to meet global market needs for both twisted-pair and coaxial cable solutions.

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

        RF Signal Management Products.    Our series of Radio Frequency (RF) products are designed to meet the unique performance requirements of video and data transmission over coaxial cable used in today's cable television networks and emerging cable modem networks. The RF Worx® product family leads the industry by offering the "plug-and-play" flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RF Worx® system provides cable television network design engineers with the full breadth of RF signal management tools that are essential in an evolving cable television headend environment.

        Power Distribution and Protection Panels.    Our PowerWorx® family of circuit breaker and fuse panels are designed to power and protect network equipment in multi-service broadband networks.

        ADSL Splitter Products.    We manufacture Asymmetric Digital Subscriber Line (ADSL) products and telephone system splitter platforms designed to separate the low frequency telephone system signal and high frequency data signal that are carried on a single copper pair. This function is critical for carriers offering both data and voice services. Our Broadwire™ family of splitter products offer a diverse set of platforms meeting all global specifications.

        Structured Cabling Connectivity.    Our line of patch panels, patch cords, connectors, media converters and cable management products provide telecom service providers and enterprise customers with Ethernet infrastructure solutions for converging Internet, data, video and voice networks.

        Modular Fiber-Optic Routing Systems.    Our FiberGuide® system is a modular routing system that provides a segregated, protected method of storing and routing fiber-optic patch cords and cables within a service provider's serving office.

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

        PatchSwitch System and PatchMate™ Module.    Our PatchSwitch system is a data network management product that provides access to and monitors, tests and reconfigures digital data channels and permits local or remote switching to alternate channels or backup equipment. This system is modular, permitting the user to select and combine the particular functions desired in a system. The PatchMate™ module is a manually operated electromechanical device used to gain access to the network in order to monitor, test and reconfigure digital data channels.

  Wireless Systems and Components

        Our wireless systems and components help amplify and extend the coverage of wireless communications networks. These products include:

        Wireless Infrastructure Equipment and Subsystems.    We develop, manufacture and market SMARTop® and ClearGain® families of tower-top amplifier products, which are distributed globally for all major air interfaces. These products are sold primarily to wireless original equipment manufacturers (OEMs) and to carriers.

        Coverage Products.    Our Digivance™ family of wireless systems products include solutions that address coverage and capacity challenges for wireless operators. Our solutions address a range of applications, from base station hotels that serve significant segments of a metropolitan area to products that provide complete coverage for a single building or campus. The Digivance™ family is the next-generation replacement of our existing CityCell® product offering.

  Access Systems

        Our access systems operate between service providers' serving offices and the last mile/kilometer portion of communications networks. These products include:

        Soneplex® and HiGain® Products.    Soneplex® and HiGain® are carrier-class, intelligent loop access platforms that enable communications service providers to deliver T1/E1-based services over copper or optical facilities in the last mile/kilometer of communications networks. Soneplex® and

HiGain® products integrate functions and capabilities that help reduce the capital and operating costs of delivering T1/E1-based services.

        PG-Flex®.    The PG-Flex® is a micro digital loop carrier that is used by telecommunications service providers to increase the carrying capacity of common voice-grade copper wire in the last mile/kilometer of communications networks. This system is capable of conveying both regular voice service and ADSL.

        Homeworx™ Telephony System.    The Homeworx™ system has been designed for deployment on Hybrid Fiber Coax (HFC) cable television operator networks. The Homeworx™ system includes headend and customer premises equipment to deliver voice and data service to residential or small business subscribers.

        Cuda™ 12000 Product.    The Cuda™ 12000 is a next-generation IP Access Switch based on a high-performance, carrier class edge IP Router. It is being deployed initially as a Cable Modem Termination System (CMTS) for cable operators who want to offer high-speed Internet access via industry standard cable modem services. The Cuda™ 12000 is designed to support a high penetration of next generation IP-based cable services, including IP Cable Telephony, gaming, video streaming, video telephony and commercial services that leverage the platform's high reliability, low latency and enhanced quality of service attributes. The Cuda™ 12000 will also serve as the base platform for other IP-based broadband access systems that we offer, including a voice-over Internet Protocol (VoIP) media gateway for converting between IP and circuit-switched voice traffic.

        BroadAccess™ Platform.    Our BroadAccess™ product is targeted to deliver services to end users over copper wires, ranging from classic telephony to broadband DSL services. BroadAccess™ is a multiservice access platform designed for and targeted to international markets. It provides multiple services with interfaces to both legacy voice switches as well as to the Internet and asynchronous transfer mode (ATM) networks.

Integrated Solutions

        Integrated Solutions products and services consist of systems integration services and OSS software for broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

  Systems Integration Services

        Our systems integration services are offered in North America and Europe and provide integration solutions for customers that deliver voice, video and data services over wireless and wireline networks. Our systems integration services support both the multi-vendor and multi-service delivery requirements of our customers. These services support customers throughout the technology life-cycle, from network design, build-out, turn-up and testing to ongoing maintenance and training, and are utilized by our customers in creating and maintaining intra-office, inter-office, or coast-to-coast networks.

  OSS Solutions

        We provide a broad range of OSS software and a full range of professional services, including assistance in analyzing a customer's requirements and then designing, developing and implementing a solution. These products include:

        Billing and Customer Management Software.    We provide real time billing, customer management and enhanced Web solutions for local, Internet, data, long-distance, wireless, cable and content markets. These products and services are designed to enable communications service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. As part of our Singularit.e suite, we introduced Singl.eView, which includes real-time convergent billing, integrated customer management and Web products. Singl.eView is a modular product that features a flexible architecture with a rules-based transaction engine and enhanced Web solutions. We also provide facilities management services, which allow customers to license Singl.eView from us while we manage the operation of the software on customer owned hardware, a complete service bureau billing and customer care service. In addition, we recently introduced our SingleView Commerce Engine™, a patent-pending OSS technology that will assist service providers in managing advanced services and complex revenue-share models for 3G wireless and other next-generation networks in real-time. This technology addresses the convergence of mobile and broadband service by allowing service providers to manage complex relationships seamlessly with content providers, supporting varied payment choices and financial transaction options for subscribers. The SingleView Commerce Engine™ provides the instrument for service providers to develop business models that capitalize on next-generation networks and lifestyle-driven services by providing a three-dimensional view of operations through a single platform from a financial, subscriber and product perspective. We believe that the Singl.eView Commerce Engine™ also has applications outside of our traditional communication service provider market focus, particularly with media and content companies who have a need for transaction-based billing systems.

        Network and Service Management Software.    We develop and market network performance management, service quality management and service level agreement software as part of the Singularit.e suite under the Metrica® brand name. These products are designed to enable communications service providers to monitor and to assure quality of service to their customers.

Product Review and Development

        As part of our ongoing business, we continually review individual product lines with attention to overlap and profitability. We intend to add or eliminate product lines as appropriate to optimize our financial performance. Elimination of one or more product lines could result in charges associated with the disposition of manufacturing assets and facilities and possible workforce reductions.

Sales and Marketing

        We sell our products to customers in three primary markets:

  •
  the U.S. public communications network market, which includes the regional bell operating companies (RBOCs), other telephone companies, long-distance carriers, wireless service providers, cable television operators and other domestic public network providers;

  •
  the U.S. private and governmental markets, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

  •
  the public and private network markets outside of the United States.

        We also sell products for each of these customer groups to OEMs of communications equipment. The majority of our sales are made to telecommunications service providers, and one customer, Verizon Communications, Inc., accounted for 10.6% of our sales in fiscal 2002. Financial information concerning sales of our products by segment and geographic area is contained in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Due to the generally short lead times between receipt of a customer order and the time we ship the product, our committed backlog of orders is not a material portion of our annual revenues, and thus is not a meaningful indicator of future revenues.

        We market our products outside the United States, primarily to telephone operating companies, cable television operators and wireless service providers for public communications networks located in Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and the Pacific. Our non-U.S. net sales accounted for approximately 27%, 29% and 22% of our net sales in fiscal 2002, 2001 and 2000, respectively, and are not concentrated in any one country.

        A substantial portion of our sales are made by a direct sales force. We maintain sales offices throughout the United States and in Asia, Australia, Canada, Europe, Latin America, the Middle East and the Pacific. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers and distributors. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products outside the United States.

        We maintain a customer service group that supports our field sales personnel. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service engineering group that provides on-site service to customers.

Research and Development

        We believe that our future success depends on our ability to adapt to the rapidly changing communications environment, to maintain our significant expertise in core technologies and to continue to meet and anticipate our customers' needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions, strategic alliances and licensing or marketing arrangements relating to new products and technologies from sources outside ADC. Our expenses relating to internal research and development activities were $176.4 million, $278.6 million and $338.0 million in fiscal 2002, 2001 and 2000, respectively.

        In recent years, increasingly significant portions of new communications equipment purchased by public network providers and private network customers have employed optical transmission, digital, semiconductor, wireless and broadband copper-based technologies. In the future, we believe that these purchasing trends will include IP technology and increasingly sophisticated, software-intensive OSS and network management systems. As a result, our internal and external product development activities are primarily directed at the following areas:

  •
  the continued development of our IP-based products, such as Cuda™ 12000 systems for Internet, data, video and voice services;

  •
  the development of network OSS software (including billing, customer management, network performance and service assurance software);

  •
  the continued development of our DSL systems for integrated Internet, data, video and voice applications over the existing copper-based telecommunications infrastructure; and

  •
  the incorporation of ATM and IP technologies into other Internet, data, video and voice products for public communications networks.

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

Competition

        Competition in the communications equipment industry is intense, particularly in light of reduced spending levels by our customers. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we have. In addition, rapid technological developments within the communications industry have resulted in frequent changes among our group of competitors. Currently, our primary competitors include:

  •
  For Broadband Infrastructure and Access products: ADTRAN, Allen Telecom, Arris Group, Avaya, Cisco Systems, Corning, ECI Telecom, Lucent Technologies, Motorola and Telect.

  •
  For Integrated Solutions products and services: Alcoa Fujikura, Amdocs, Bechtel, Convergys, Greenwoods, Lucent Technologies, Portal Software, SPIE and TTI.

        We believe that our success in competing with other communications product manufacturers depends primarily on the following factors:

  •
  our engineering, manufacturing, sales and marketing skills;

  •
  the price, quality and reliability of our products; and

  •
  our delivery and service capabilities.

        Although the market for our products historically has not been characterized by significant price competition, we have experienced increasing pricing pressures from competitors in some of the markets for our products, particularly in DSL products and systems integration services, as well as general pricing pressure from our customers as part of their cost reduction efforts.

        We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, continuing regulatory changes and industry consolidation or new entrants will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time it is difficult to predict the full scope and nature of this evolution. So long as capital is accessible or our competitors are able to maintain adequate capital resources, we believe that the rapid technological changes that characterize the communications equipment industry will continue to make the markets in which we compete attractive to new entrants or delay the exit of weak competitors, respectively. Increased competition could result in price reductions, reduced margins and the loss of market share. We cannot assure you that we will be able to compete successfully with existing or new competitors. Competitive pressures may materially and adversely affect our business, operating results or financial condition.

Manufacturing and Suppliers

        We manufacture a wide variety of products that are fabricated, assembled and tested in our own facilities in the United States. In an effort to reduce costs and improve customer service, we also utilize production facilities outside the United States in addition to sourcing key components and raw materials outside the United States. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is completely vertically integrated and consists primarily of fabrication of jacks, plugs and other basic components from raw materials, assembly of components and testing. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. We also utilize several outsource manufacturing companies to manufacture, assemble and test certain of our products, principally within our IP cable, DSL and wireless product lines. We estimate that products obtained from outsourced manufacturers accounted for approximately 33% of our total revenues in fiscal 2002.

        We purchase raw materials and component parts from many suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities. These circumstances could change, however, and we cannot guarantee that sufficient quantities or quality of raw materials and component parts will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices.

Proprietary Rights

        We own a portfolio of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.

        We have registered the initials "ADC" alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

Employees

        As of October 31, 2002, we employed approximately 7,600 people. During the restructuring of our business in fiscal 2002, we reduced our number of employees by approximately 4,400 through involuntary workforce reductions, unreplaced attrition and as a result of our divestitures. We consider relations with our employees to be good.

Executive Officers of the Registrant

        Our executive officers are:

Name	Office	Officer Since	Age
Richard R. Roscitt	Chairman of the Board, President and Chief Executive Officer	2001	51
Robert E. Switz	Executive Vice President and Chief Financial Officer	1994	55
Jay T. Hilbert	Senior Vice President, Global Sales, Marketing and Customer Service	2002	43
Michael K. Pratt	Vice President, President, Wireline Business Unit	2002	48
Hilton M. Nicholson	Vice President, President, IP Cable Business Unit	2002	44
Patrick D. O'Brien	Vice President, President, Connectivity Business Unit	2002	39
Jo Anne M. Anderson	Vice President, President, Systems Integration Business Unit	2001	45
Lawrence S. Barker	Vice President, President, Software Systems Business Unit	1999	50
Jeffrey A. Quiram	Vice President, President, Wireless Business Unit	2001	42
William F. O'Brien	Vice President, Chief Marketing Officer	2001	54
Jeffrey D. Pflaum	Vice President, Chief Legal Officer and Secretary	1999	43
Laura N. Owen	Vice President, Human Resources	1999	46
Gokul V. Hemmady	Vice President, Controller and Treasurer	1997	42
Mary E. Quay	Vice President, Worldwide Operations	2002	51

        Mr. Roscitt has been Chief Executive Officer and Chairman of the Board of ADC since February 2001. He assumed the additional title of President in November 2001. Prior to joining ADC, Mr. Roscitt was a 28-year veteran of AT&T, serving most recently as the President of AT&T Business Services, the operating group within AT&T that serves business customers globally, from December 1999 to February 2001. Mr. Roscitt also served as President and Chief Executive Officer of AT&T Solutions, the integrated services, e-business and outsourcing unit of AT&T, from August 1998 to December 1999, and Vice President, General Manager of AT&T Solutions from February 1995 to August 1998.

        Mr. Switz joined ADC in January 1994. From 1988 to 1994, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

        Mr. Hilbert joined ADC in October 2002, as Senior Vice President of Global Sales, Marketing and Customer Service. Prior to that, Mr. Hilbert was with Alcatel USA, a diversified communications equipment company, since 1985, most recently as Group Vice President of Sales and Marketing.

        Mr. Pratt joined ADC in June 2002, as President of ADC's Wireline Business Unit. Prior to joining ADC, Mr. Pratt served in a variety of positions, including Vice President and General Manager of the Access Systems Division of RELTEC Corporation, from 1996 to 1999. In March 1999, RELTEC Corporation was acquired by Marconi, Inc., a subsidiary of Marconi plc, a global telecommunications equipment and solutions company. Mr. Pratt continued to serve as the Vice President and General Manager of this business following this acquisition, until he was promoted to Executive Vice President of Marconi, Inc. in July 2000, a position he held until joining ADC.

        Mr. Nicholson joined ADC in July 2002, as President of ADC's IP Cable Business Unit. Prior to that, Mr. Nicholson served in a variety of positions with Lucent Technologies, Inc., a provider of communications networks for the global communications services market, from 1996 to 2002, including most recently as the Vice President and General Manager of Lucent's Core Switching and Routing Division.

        Mr. Patrick O'Brien joined ADC in 1993 and was named President of ADC's Connectivity Business Unit in December 2002. Prior to joining ADC, Mr. O'Brien was employed by Contel Telephone for six years in a network planning capacity.

        Ms. Anderson joined ADC in 1983 and was named President of ADC's Systems Integration Business Unit in November 2000. Prior to that Ms. Anderson served as Vice President of ADC's Systems Integration Business from May 1998 to November 2000, after having served as ADC's Vice President, Global Customer Service.

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

        Mr. Quiram joined ADC in September 1991. Prior to being named the President of ADC's Wireless Business Unit in December 2002, Mr. Quiram served as President of ADC's Connectivity Business Unit from October 2001 to December 2002, President of ADC's Broadband Infrastructure Division from April 2001 to October 2001 and Vice President and General Manager of the Wireless Division of ADC's Broadband Connectivity Group from May 1999 to April 2001. Prior to joining ADC, Mr. Quiram worked for eight years at U S WEST, a communications service provider.

        Mr. William O'Brien joined ADC as Vice President and Chief Marketing Officer in May 2001. From January 2000 to May 2001, Mr. O'Brien served as Marketing & Sales Support—Vice President of AT&T Business Services, the operating group within AT&T that serves business customers globally. Prior to that Mr. O'Brien served as Marketing—Vice President of AT&T Solutions, the integrated services, e-business and outsourcing unit of AT&T, from January 1997 to January 2000.

        Mr. Pflaum joined ADC in April 1996. Mr. Pflaum became Vice President, Chief Legal Officer and Secretary of ADC in March 1999 after having served as Associate General Counsel since April 1996. Prior to joining ADC, he was an attorney with the Minneapolis-based law firm of Popham Haik Schnobrich & Kaufman.

        Ms. Owen joined ADC as Vice President, Human Resources in December 1997. Prior to joining ADC, Ms. Owen was employed by Texas Instruments and Raytheon (which purchased the Defense Systems and Electronics Group of Texas Instruments in 1997), manufacturers of high-technology systems and components. From 1995 to 1997, she served as Vice President of Human Resources for the Defense Systems and Electronics Group of Texas Instruments.

        Mr. Hemmady joined ADC in October 1997. Mr. Hemmady has served as ADC's Vice President and Treasurer since October 1997, and in May 2002, he assumed the additional duties of Controller. Prior to joining ADC, Mr. Hemmady was employed by U S WEST International, a communications service provider, where he served as Director of International Finance from January 1996 to September 1997.

        Ms. Quay joined ADC in 1977 and has served in a variety of positions over her 25-year career at ADC. During the last five years, Ms. Quay served as Vice President of Manufacturing/Operations, and during 2002, Ms. Quay was named as Vice President, Worldwide Operations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

        The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including any statements regarding:

  •
  future sales, profit percentages, income tax refunds, realization of deferred tax assets, earnings per share or other results of operations;

  •
  the continuation of historical trends;

  •
  the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

  •
  the effect of legal and regulatory developments; and

  •
  the economy in general or the future of the communications equipment and communications services industries on our business.

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

  •
  changes in our customer base due to possible consolidation among our customers;

  •
  volatility in the stock market, which may affect the value of our stock or the stock we own in other publicly held companies in the communications industry;

  •
  increased competition and new competing technologies;

  •
  increased costs associated with protecting our intellectual property rights or responding to the intellectual property rights of others;

  •
  availability of materials to make products and reliance on contract manufacturers to make many of our products;

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

Item 2. PROPERTIES

        Our corporate headquarters are located in Eden Prairie, Minnesota. We lease our corporate headquarters facility pursuant to an operating lease agreement with a term expiring in 2006. Our corporate headquarters comprise approximately 500,000 square feet.

        In addition to our world headquarters facility, our principal facilities as of October 31, 2002 consisted of the following:

  •
  Shakopee, Minnesota—approximately 360,000 sq. ft. owned facility; general purpose facility used for engineering, manufacturing, and general support of our connectivity products;

  •
  Tustin, California—two facilities totaling approximately 142,000 sq. feet, one owned and one leased; general purpose facilities used for engineering, manufacturing, assembly and testing, and general support of our DSL products;

  •
  Westborough, Massachusetts—approximately 64,000 sq. ft. leased facility; general purpose facility used for engineering, assembly and testing, and general support of our IP cable products;

  •
  Juarez and Delicias, Mexico—approximately 228,000 and 139,000 sq. feet, respectively, owned facilities; manufacturing facilities used for our connectivity products;

  •
  Glenrothes, Scotland—approximately 350,000 sq. ft. owned facility; manufacturing facility used for our connectivity products. During the fourth quarter of fiscal 2002, we decided to dispose of this facility. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion; and

  •
  Herzlia, Israel—approximately 120,000 sq. ft. leased facility; general purpose facility used for engineering, manufacturing, assembly and testing, and general support of our DSL products.

        We also own or lease approximately 74 other facilities in the following locations: Argentina, Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, the United Arab Emirates, the United Kingdom, the United States and Venezuela.

        We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our current needs. During fiscal 2002 we took steps to reduce and consolidate our facilities in response to the downturn in the communications equipment industry. At the end of fiscal 2001, we had active space and irrevocable commitments to activate space totaling approximately 4.8 million square feet. Through the sale or subleasing of facilities, the placement of sites on inactive status or the disposition of facilities through the divestiture of product lines, we presently maintain approximately 3.0 million square feet of active space.

Item 3. LEGAL PROCEEDINGS

        We are a party in various suits, claims, proceedings and investigations arising in the ordinary course of business. The amount of monetary liability, if any, resulting from an adverse result in any of such lawsuits, proceedings and claims in which we are a defendant cannot be determined at this time. However, in the opinion of management, the aggregate amount of liability under these lawsuits, proceedings and claims will not have a material adverse effect on our consolidated results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

        Our common stock, $0.20 par value, is traded on The NASDAQ Stock Market under the symbol "ADCT." The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2002 and 2001, as reported on that market.

	2002		2001
	High	Low	High	Low
First Quarter	$5.97	$3.52	$27.06	$13.94
Second Quarter	4.90	3.26	14.94	6.22
Third Quarter	4.09	1.66	10.85	4.41
Fourth Quarter	1.83	1.02	5.20	2.63

As of January 6, 2002, there were approximately 8,431 registered holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31
(dollars in millions, except per share data)

	2002	2001	2000	1999	1998
Income statement data
Net sales	$1,047.7	$2,402.8	$3,287.9	$2,151.8	$1,830.5
International sales	283.6	692.2	708.1	499.3	392.1
Gross profit	246.5	725.0	1,608.9	1,003.4	884.5
Research and development expense	176.4	278.6	338.0	250.7	199.8
Selling and administration expense	370.0	705.3	665.6	445.3	351.9
Goodwill amortization	—	56.6	34.3	22.2	12.5
Operating income (loss)	(878.2)	(1,031.3)	365.9	135.0	311.1
Income (loss) before income taxes	(882.2)	(1,920.7)	1,460.4	134.9	322.3
Provision (benefit) for income taxes	262.8	(633.0)	592.3	57.0	112.4
Net income (loss)	(1,145.0)	(1,287.7)	868.1	77.9	209.9
Earnings (loss) per diluted share	(1.44)	(1.64)	1.13	0.11	0.31
Non-cash stock compensation expense	10.4	18.7	47.1	1.2	—
Impairment and non-recurring charges
Impairment charges	348.3	501.7	—	—	—
Non-recurring charges	219.6	195.4	158.0	149.0	9.2
Other restructuring-related charges(1)	13.2	80.8	—	—	—
Gain (loss) on sale or shutdown of product lines	(6.7)	(81.9)	328.6	—	—
Gain (loss) on investments, net
Write-down or conversion of investments	(50.9)	(862.5)	722.6	—	—
Sale of investments, net	67.8	76.8	23.8	—	—
Deferred tax valuation charge	640.2	9.4	—	—	—
Cash flow data
Total cash provided by operating activities	60.5	95.0	250.9	290.5	170.3
Depreciation and amortization	104.7	197.8	146.2	114.8	80.4
Capital expenditures, net	25.6	241.2	375.3	125.1	112.6
Balance sheet data
Current assets	686.3	1,305.2	2,650.9	1,376.6	1,310.6
Current liabilities	397.8	599.4	1,041.3	448.5	461.7
Property and equipment, net	206.8	614.0	608.6	341.2	289.5
Total assets	1,144.2	2,499.7	3,970.5	2,057.8	1,796.0
Long-term notes payable	10.8	3.0	16.5	14.0	3.9
Shareowners' investment	732.2	1,893.4	2,912.7	1,595.3	1,330.4

(1)
These charges are included in cost of sales and selling and administration expense in our consolidated statements of operations. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketplace Conditions

        Our operating results during fiscal 2002 and 2001 were affected adversely by the downturn in general economic conditions, and a particularly strong downturn in the communications equipment industry. In this economic environment, many of our customers have deferred capital spending, reduced their equipment purchases and announced plans to further reduce capital expenditures in fiscal 2003. A majority of our revenues continue to be derived from telecommunication service providers. These customers in particular have greatly reduced their spending on communications equipment, resulting in significant reductions in our revenues. Moreover, some of our customers have experienced serious financial difficulties, which in some cases resulted in bankruptcy filings or cessation of operations.

        When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a restructuring plan to reduce operating expenses and capital spending and to narrow the focus of our business. As it became evident in fiscal 2002 that our industry was experiencing an even more pronounced and prolonged economic downturn, we took additional measures to realize further cost savings and focus on the following six strategic areas: broadband connectivity products; IP cable equipment; DSL equipment; OSS software; systems integration services; and wireless network coverage products. Our actions to date have included:

  •
  the sale or closure of non-strategic product lines. In fiscal 2002, we sold our broadcast TV video routing and a portion of our optical components product lines. We also closed down our Avidia Multiplexer and optical laser product lines and halted further development of the U.S. version of our iAN product line. In fiscal 2001, we sold our cable/broadcast TV transmission, broadband wireless transmission, enterprise access products, wireless components, and enhanced services software product lines. We also sold a portion of our optical components product line and closed down our Cellworx transport product line.

  •
  significant reductions in discretionary spending.

  •
  the disposition of surplus equipment.

  •
  consolidation of facilities.

  •
  substantial reductions in our workforce.

        Despite these restructuring actions, we may be unable to meet expected revenue levels in any particular quarter, in which case our operating results could be materially adversely affected if we are unable to further reduce our expenses in time to counteract such a decline in revenues.

        Our ability to grow our business is dependent on our ability to effectively compete with our current products and services, our ability to develop and introduce new products, and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive, and we cannot guarantee that our new or enhanced products and services will meet with market acceptance or be profitable. Growth in the market for broadband communications products and services depends on a number of factors, including the availability of capital to communications service providers, the amount of capital expenditures by communications service providers, new regulatory and legal requirements and end-user demands for Internet, data, video, voice and other communications services.

        Our results of operations have historically been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end incentives) and weaker demand for our products during our first fiscal quarter ending January 31 (primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period, and a general industry slowdown during that period.) There can be no assurance that these historical seasonal trends will continue in the future. For instance, due to the economic downturn in the communications equipment and services market during fiscal 2002 and 2001, this historical trend was not evident in either fiscal year. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to this Annual Report on Form 10-K for fiscal 2002.

Impairment and Non-Recurring Charges

        Due to the rapid decline in the communications equipment industry and our efforts to streamline our business in response, we recorded significant impairment and non-recurring charges in fiscal 2002 and 2001. Impairment charges represent a write-down of the carrying value of long-lived assets (principally goodwill and facilities) to their estimated fair market value. Non-recurring and other restructuring-related charges represent the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. A brief explanation of these charges follows, and a more thorough summary is contained in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

        Fiscal 2002

        During fiscal 2002, we incurred the following charges (in millions):

• Impairment Charges	$348.3
• Non-Recurring Charges	219.6
• Other Restructuring-Related Charges	13.2

$581.1

        Impairment Charges.    Our impairment charges were calculated in accordance with our policy for accounting for long-lived assets (see Application of Critical Accounting Policies—Long-Lived Assets and Goodwill, below). Of the total impairment charges of $348.3 million in fiscal 2002, $136.3 million related to the write-down of goodwill and $212.0 million related to the write-down of fixed assets. As a result of our decision to exit the optical components product line, we recognized a $36.6 million goodwill impairment charge. In addition, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we tested our remaining goodwill for impairment in the fourth quarter (See Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K). This test indicated that a significant impairment of goodwill had occurred. Accordingly, a $99.7 million goodwill impairment charge was recognized, which consisted of $85.5 million of the goodwill recognized when our Integrated Solutions segment acquired two European companies during fiscal 2000 and 2001, as well as the $14.2 million of remaining goodwill associated with our Broadband Infrastructure and Access business. After these write-downs, our remaining goodwill as of October 31, 2002, was $3.8 million, which relates solely to our Integrated Solutions segment.

        Of the total fixed asset impairment charge of $212.0 million, $45.7 million relates to our decision to sell our Glenrothes, Scotland manufacturing facility. The remaining charges are primarily related to our decision to exit the optical components, Avidia Multiplexer, and the U.S. version of our iAN product lines.

        Non-Recurring Charges.    The $219.6 million of non-recurring charges consist principally of $153.8 million related to the consolidation of facilities, $53.1 million for employee severance costs related to our workforce reduction, and $10.5 million for in-process research and development costs relating to our decision to purchase the interest of our joint venture partner in three technology development partnerships. $84.3 million of the facilities consolidation costs is related to our decision to extend the lease on our world headquarters facility. This charge represents the reduction in fair market value of the facility below the value we had guaranteed to the lessor. (See Liquidity and Capital

Resources—Finance Related Transactions below, for a further discussion of our world headquarters lease). The balance of the facilities consolidation costs relate to lease termination costs for excess facilities, as we deactivated approximately 1.8 million square feet, or 38% of our total space, during fiscal 2002. During fiscal 2002, we reduced our workforce by approximately 4,400 employees or 37% of our total workforce, which included approximately 2,900 employees impacted by reductions in force, with the remainder resulting from attrition and our divestitures.

        Other Restructuring-Related Charges.    We also incurred other restructuring-related charges in fiscal 2002 in the net amount of $13.2 million for inventory write-downs and the costs of completing certain sales contracts for discontinued product lines. These charges are reported in cost of sales ($18.9 million) and selling and administration expense ($5.7 million reversal of previous charges) in our consolidated statements of operations. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on these items.

        Fiscal 2001

        During fiscal 2001, we incurred the following charges (in millions):

• Impairment Charges	$501.7
• Non-Recurring Charges	195.4
• Other Restructuring-Related Charges	80.8

$777.9

        Impairment Charges.    Of the total $501.7 million of impairment charges in fiscal 2001, $294.5 million related to the write-down of goodwill and $207.2 million related to the write-down of fixed assets. The goodwill impairment charge was recognized as a result of our decision to exit non-strategic product lines. The fixed asset impairment charge of $207.2 resulted from the consolidation of unproductive and duplicative facilities as well as the exit from non-strategic product lines. Both the goodwill and fixed asset impairment charges were recognized in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amount of these impairment charges was based on our estimates of the fair value of the assets.

        Non-Recurring Charges.    The $195.4 million of non-recurring charges related to our actions to downsize our business in response to declining sales. These charges consisted principally of $89.0 million for employee severance costs related to our workforce reduction, and $96.0 million in facilities consolidation costs, which consist principally of lease termination costs. During fiscal 2001, we reduced our workforce by approximately 10,400 employees, or 46% of the total workforce, which included approximately 7,400 employees impacted by reductions in force. We also deactivated approximately 1.1 million square feet of excess facilities, or 19% of our total active space during fiscal 2001. In addition, we incurred $10.4 million of acquisition and integration costs and other restructuring charges in fiscal 2001, principally related to our acquisitions of CommTech Corporation and France Electronique in early fiscal 2001.

        Other Restructuring-Related Charges.    We incurred additional restructuring-related charges in fiscal 2001 in the amount of $80.8 million relating to inventory write-downs and the costs of completing certain sales contracts for discontinued product lines. These charges were reported in cost of sales ($52.4 million) and selling and administration expense ($28.4 million) in our consolidated statements of operations. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details on these items.

        Effect of Restructuring Charges on Future Cash Flow:

        The following table provides detail on the remaining restructuring accrual by category as of October 31, 2002 and 2001 (in millions):

Type of Charge	2002	2001
Employee severance costs	$17.0	$22.3
Facilities consolidation	105.6	83.6
Inventory and committed sales contracts	—	3.8
Committed sales contracts-administrative	1.6	11.1

Total	$124.2	$120.8

        We believe that our entire restructuring accrual of $124.2 million as of October 31, 2002 will have to be paid in cash. Of this amount, $57.5 million will be paid from our unrestricted cash (shown as cash and cash equivalents on our balance sheet) and $66.7 million will be paid from our restricted cash (shown as restricted cash on our balance sheet) as follows:

  •
  The $17.0 million of employee severance will be paid in fiscal 2003 from unrestricted cash;

  •
  The $1.6 million of committed sales contracts-administrative will be paid in fiscal 2003 from unrestricted cash;

  •
  $38.9 million of the facilities consolidation costs relates principally to excess leased facilities. Of the $38.9 million, we estimate $27.1 million will be paid in fiscal 2003 with the remainder being paid over the respective lease terms ending through 2008, from unrestricted cash; and

  •
  The balance of $66.7 million of facilities consolidation costs will be paid from our restricted cash balance. This amount represents the cash pledged to secure our lease obligations on three long-term operating leases, and will be used to pay down the lease obligation in exchange for a reduced purchase option price, or to purchase the leased property at the end of the lease term (or sooner if we dispose of the property prior to the end of the lease term). See "Liquidity and Capital Resources—Finance Related Transactions" below for a further discussion of these leases.

        Establishment of the restructuring accrual was based on our assumptions of the relevant costs at the time the restructuring decisions were made. The accrual is periodically adjusted based on new information and actual costs incurred. The ultimate resolution of the accrual may result in further adjustments, which may have a material effect on our operating results.

Results of Operations

        Our financial statements for fiscal 2000 have been restated to include the operations of PairGain Technologies, Inc. and Broadband Access Systems, Inc., both of which were acquired in fiscal 2000 in transactions accounted for using the pooling-of-interests method of accounting. Both of these acquisitions were made by our Broadband Infrastructure and Access segment. See Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on these acquisitions.

        The following table contains information regarding the percentage of net sales of certain income and expense items for the three fiscal years ended October 31, 2002, 2001, and 2000 and the percentage changes in these income and expense items from year to year:

	Percentage of Net Sales			Percentage Increase (Decrease) Between Periods
	2002	2001	2000	2002 vs. 2001	2001 vs. 2000
Net sales	100.0%	100.0%	100.0%	(56.4)	(26.9)%
Cost of sales	(76.5)	(69.8)	(51.1)	(52.2)	(0.1)
Gross profit	23.5	30.2	48.9	(66.0)	(54.9)
Operating expenses:
Research and development	(16.8)	(11.6)	(10.3)	(36.7)	(17.6)
Selling and administration	(35.3)	(29.3)	(20.2)	(47.5)	6.0
Goodwill amortization	—	(2.4)	(1.1)	(100.0)	65.0
Impairment charges	(33.2)	(18.7)	—	(30.6)	N/A
Non-recurring charges	(21.0)	(10.3)	(4.8)	(12.4)	57.5
Non-cash stock compensation	(1.0)	(0.8)	(1.4)	(44.4)	(60.3)
Operating income (loss)	(83.8)	(42.9)	11.1	14.8	(381.9)
Other income (expense), net:
Interest income (expense), net	0.8	(0.1)	0.6	481.8	N/A
Other, net	(1.2)	(36.9)	32.7	(98.6)	(182.5)
Income (loss) before income taxes	(84.2)	(79.9)	44.4	54.1	(231.5)
Provision (benefit) for income taxes	25.1	(26.3)	18.0	(141.5)	(206.9)

Net income (loss)	(109.3)%	(53.6)%	26.4%	11.1%	(248.3)%

        The table below sets forth our net sales for the three fiscal years ended October 31, 2002 for each of our reportable segments described in Item 1 of this Form 10-K (in millions).

	2002		2001		2000
Operating Segment
	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$715.1	68.3	1,810.8	75.4	$2,774.0	84.4
Integrated Solutions	332.6	31.7	592.0	24.6	513.9	15.6

Total	$1,047.7	100.0%	2,402.8	100.0%	$3,287.9	100.0%

Net Sales

  Fiscal 2002 vs. Fiscal 2001

        Net sales were $1.05 billion and $2.40 billion for fiscal 2002 and 2001, respectively, reflecting a 56.4% decrease. International net sales comprised 27.1% and 28.8% of our net sales in fiscal 2002 and 2001, respectively.

        The 56.4% decrease in net sales was largely attributable to lower volumes of products sold due to significant reductions in communication service provider capital budgets, as well as the lack of new network build-outs or significant expansions of existing networks. The decline was most pronounced for our broadband connectivity products, but occurred across all product lines with the exception of our IP Cable products, which had increased sales over the prior year. Sales of our software products also declined, which we believe was in part due to the fact that these products had been targeted for the competitive local exchange carrier market, a segment which has been severely affected by a lack of capital resources, causing many of these companies to cease operations. In response, during fiscal 2002, we repositioned our software products to add applications for next-generation wireless providers, enterprises and media and content providers, which we believe will present broader and higher growth opportunities. We believe this target market transition contributed to the year-over-year decline in sales.

        The sales decline was also due to the absence of sales from product lines we divested in fiscal 2002 and 2001. Sales from divested product lines were $14.9 million, $404.9 million, and $626.0 million in fiscal 2002, 2001 and 2000, respectively. See Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further breakdown of divested product lines net sales by segment.

  Fiscal 2001 vs. Fiscal 2000

        Net sales were $2.40 billion and $3.29 billion for fiscal 2001 and 2000, respectively, reflecting a 26.9% decrease. International net sales comprised of 28.8% and 21.5% of our net sales in fiscal 2001 and 2000, respectively.

        During fiscal 2001, net sales of Broadband Infrastructure and Access products declined by 34.7% over fiscal 2000. The decrease in fiscal 2001 primarily resulted from lower sales for broadband connectivity systems due to a weakened communications equipment industry and lower carrier spending budgets. Sales of most other products declined by smaller dollar amounts and percentages. Broadband Infrastructure and Access sales represented approximately 75.4% of our net sales in fiscal 2001.

        During fiscal 2001, net sales of Integrated Solutions products increased by 15.2% over fiscal 2000. Both software systems and systems integration services contributed to sales growth. Sales of systems integration services grew as a result of broadening our U.S. and European carrier and OEM customer base, which resulted in market share gains. We also benefited from the expansion of our presence into Europe due to the acquisitions of systems integration businesses in the United Kingdom and France during September 2000 and November 2000, respectively. Our sales growth in software systems resulted from our acquisitions of Centigram Communications Corporation, which was completed in July 2000, and CommTech Corporation, which was completed in February 2001. The operations of Centigram were divested on October 31, 2001, in connection with the sale of our enhanced services software product line. We also divested a substantial portion of CommTech in November of fiscal 2003 as part of our restructuring initiatives.

        International sales increased as a percentage of total sales from fiscal 2000 to fiscal 2001, primarily due to the fact that the U.S. communications equipment market declined prior to the European and Asian markets. Also, our acquisitions of systems integration businesses in the United Kingdom and France in September 2000 and November 2000, respectively, increased our European sales in fiscal 2001.

Gross Profit

  Fiscal 2002 vs. Fiscal 2001

        During fiscal 2002 and 2001, gross profit percentages were 23.5% and 30.2%, respectively. The decrease in gross profit percentage is primarily due to a decrease in sales volume without a corresponding reduction in fixed factory expenses, and a shift in sales mix to lower margin products and services. Also, in fiscal 2002 and 2001, $18.9 million and $52.4 million of other restructuring-related charges for inventory write-offs and other costs to exit certain sales contracts were included in cost of product sold, respectively. We anticipate that our future gross profit percentage will continue to be affected by many factors, including sales mix, competitive pricing, timing of new product introductions and manufacturing volume.

  Fiscal 2001 vs. Fiscal 2000

        During fiscal 2001 and 2000, gross profit percentages were 30.2% and 48.9%, respectively. This decrease was primarily the result of approximately $52.4 million of inventory write-offs and other costs to exit certain sales contracts in connection with our restructuring efforts in fiscal 2001 that were included in cost of product sold. In addition, gross profit for ongoing product lines for fiscal 2001 was affected negatively by increased charges of approximately $92.0 million for additional inventory and warranty reserves, which were taken in response to current market conditions. The decrease in gross profits also is due in part to a decrease in sales volume and a shift in sales mix to lower margin products.

Operating Expenses

  Fiscal 2002 vs. Fiscal 2001

        Total operating expenses for fiscal 2002 and 2001 were $1.12 billion and $1.76 billion, representing 107.3% and 73.1% of net sales, respectively. Included in these operating expenses were non-recurring charges of $219.6 million and $195.4 million, other restructuring-related charges (reversals) of $(5.7) million and $28.4 million and impairment charges of $348.3 million and $501.7 million in fiscal 2002 and 2001, respectively, which are discussed above. In addition, operating expenses for fiscal 2002 and 2001 included non-cash stock compensation expenses of $10.4 million and $18.7 million, respectively. Fiscal 2002 non-cash stock compensation expenses are associated with our acquisition of Broadband Access Systems (BAS). Fiscal 2001 operating expenses include non-cash stock compensation expenses related to our acquisition of BAS as well as our acquisition of Centigram Communications Corporation. Non-cash stock compensation expenses related to Centigram Communications Corporation are not included in operating expenses for fiscal 2002 because we divested the Centigram operations through the sale of our enhanced services software product line in fiscal 2001. Due to the significance of our restructuring activities and the fact that the non-cash stock compensation expenses relate to business acquisitions, we believe that a more meaningful presentation of our year-over-year operating expense performance would exclude these impairment charges, non-recurring charges, other restructuring-related charges and non-cash stock compensation expenses.

        Operating expenses, excluding the impairment charges, non-recurring charges, other restructuring-related charges and the non-cash stock compensation expenses, were $552.1 million for fiscal 2002, a 45.5% reduction from $1.01 billion for fiscal 2001, representing 52.7% and 42.1% of net sales, respectively. The decrease in absolute dollars of operating expenses, before impairment charges, non-recurring charges, other restructuring-related charges and non-cash stock compensation expenses, was primarily due to the ongoing cost savings from our restructuring efforts as well as the divestiture of certain business units and product lines. The increase in operating expenses excluding impairment charges, non-recurring charges, other restructuring-related charges and the non-cash stock compensation expenses as a percentage of net sales was primarily due to fixed and variable costs incurred by us that could not be reduced as quickly as the rate of decline in net sales.

        Research and development expenses were $176.4 million for fiscal 2002, representing a 36.7% decrease from $278.6 million for fiscal 2001. We believe that given the rapidly changing technology and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development for each of our operating segments.

        Selling and administration expenses were $370.0 million for fiscal 2002, representing a decrease of 47.5% from $705.3 million for fiscal 2001. This decrease reflects a beneficial realization of our restructuring efforts. In addition, selling and administration expenses decreased $138.7 million from 2001 due to the divestiture or discontinuance of certain business units and product lines in fiscal 2001. Also included in the fiscal 2002 and 2001 amounts were $(5.7) million and $28.4 million, respectively, in selling and administration expenses (reversals) incurred to complete certain non-cancelable sales contracts and contract cancellation payments to customers as a result of our decision to exit certain product lines.

        In accordance with SFAS No. 142 we did not record goodwill amortization in fiscal 2002 compared to $56.6 million of goodwill amortization expense in fiscal 2001.

  Fiscal 2001 vs. Fiscal 2000

        Total operating expenses for fiscal 2001 and 2000 were $1.76 billion and $1.24 billion, respectively, representing 73.1% and 37.8% of net sales, respectively. Included in operating expenses were non-recurring charges of $195.4 million and $158.0 million, other restructuring-related charges of $28.4 million and $0 and impairment charges of $501.7 million and $0 for fiscal 2001 and 2000, respectively. The fiscal 2001 non-recurring charges, other restructuring-related charges and impairment charges are discussed above. The non-recurring charges in fiscal 2000 represent costs associated with our acquisition of PairGain, Broadband Access Systems and Centigram. These operating expenses also include non-cash stock compensation expenses of $18.7 million and $47.1 million in fiscal 2001 and 2000, respectively, associated with our acquisitions of Broadband Access Systems and Centigram, which were completed during fiscal 2000.

        Operating expenses, excluding the impairment charges, non-recurring charges, other restructuring-related charges, and non-cash stock compensation expenses were $1.01 billion and $1.04 billion for fiscal 2001 and fiscal 2000, respectively, representing 42.1% and 31.6% of net sales, respectively. The increase in operating expenses as a percentage of net sales before impairment charges, non-recurring charges, other restructuring-related charges and non-cash compensation expenses was due primarily to charges for increased operating reserves that were recorded in response to market conditions in fiscal 2001. These increased operating reserves for ongoing product lines related primarily to additional bad debt reserves of $73.8 million. The decrease in absolute dollars of operating expenses, excluding the impairment charges, non-recurring charges, other restructuring-related charges, and non-cash stock compensation expenses from the prior year reflects our effort to reduce costs and streamline our operations in response to the weakened market conditions in fiscal 2001.

        Research and development expenses were $278.6 million for fiscal 2001, representing a 17.6% decrease from $338.0 million for fiscal 2000. This decrease reflected our efforts to control expenses.

        Selling and administration expenses were $705.3 million for fiscal 2001, representing an increase of 6.0% over expenses of $665.6 million for fiscal 2000. This increase reflects approximately $28.4 million in selling and administration expenses for payroll and other non-production costs incurred to complete non-cancelable sales contracts and to make contract cancellation payments to customers as a result of our decision to exit certain product lines. In addition, we incurred approximately $74.0 million of additional bad debt provision in fiscal 2001 due to declining market conditions. These increases were partially offset by reduced employee costs resulting from reductions in our overall workforce that occurred in fiscal 2001.

        Several of our acquisitions have been accounted for as purchase transactions in which the initial purchase price exceeded the fair value of the acquired assets. As a result of our acquisition activity, goodwill amortization increased to $56.6 million in fiscal 2001, compared to $34.3 million in fiscal 2000.

Other Income (Expense), Net

        Other income (expense), net includes net interest income (expense), gain or loss on the write-down, sale or conversion of our investments, gain or loss on the sale or shutdown of certain product lines and other items. Each of these items is discussed below.

  Interest

        The net interest income (expense) category represents net interest on cash and cash equivalents as well as debt. Interest income was $12.4 million in fiscal 2002, $6.6 million in fiscal 2001 and $23.6 million in fiscal 2000. Our interest income increased over fiscal 2001 due to higher average cash balances maintained during fiscal 2002, partially offset by lower yields on our short-term investments.

Interest income decreased from fiscal 2000 to fiscal 2001 primarily due to lower average cash balances. Interest expense was $4.0 million, $8.8 million and $4.1 million in fiscal 2002, 2001 and 2000, respectively. See "Liquidity and Capital Resources" below for a discussion of cash and debt levels.

  Write-down, Sale or Conversion of Investments

        Fiscal 2002: During fiscal 2002, we sold common stock of certain companies in our investment portfolio and settled related hedging arrangements for a gain of $67.8 million. These gains were offset by non-cash write-downs in the amount of $5.7 million for our marketable securities investments, and $45.2 million for our non-marketable securities. See Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our investment activity.

        Fiscal 2001: During fiscal 2001, we sold common stock of certain companies in our portfolio and settled related hedging arrangements for a net gain of $76.8 million. This gain was more than offset by a non-cash loss of $862.5 million we recognized for the decline in the market value of our marketable and non-marketable securities. Of this non-cash loss, $657.0 million was attributable to the write-down in the value of our marketable securities of Redback Networks, Inc., which we acquired in fiscal 2000 pursuant to Redback Network's acquisition of Siara Systems, Inc., in which we were an early investor.

        Fiscal 2000: In the second quarter of fiscal 2000, Siara Systems, Inc., in which we held a 7.3% ownership interest, was acquired by Redback Networks in a stock-for-stock transaction valued at approximately $4.3 billion. Our initial investment in Siara Systems was $3.5 million. Upon consummation of the acquisition of Siara Systems by Redback Networks, our investment was marked-to-market through earnings and was reflected on the balance sheet at the market value of the Redback Networks shares. The non-cash gain recognized on the conversion of these shares was $722.6 million.

  Sale or Shutdown of Product Lines

        Fiscal 2002: During fiscal 2002, we sold non-strategic product lines in broadcast TV video routing and optical components. We also closed down our Avidia Multiplexer and our optical laser product lines and halted further development of the U.S. version of our iAN product line. These products did not meet our growth, profitability and market leadership criteria. The sales of these assets generated approximately $2.3 million in cash, net of cash disposed, in fiscal 2002. Included in these sales and closures were domestic operations in California, Minnesota and Texas, as well as international operations in Australia and Sweden. These product lines generated annual net sales of approximately $14.9 million, $36.1 million and $46.8 million and operating losses of $96.8 million, $170.5 million and $10.3 million in fiscal 2002, 2001 and 2000, respectively. As a result of these actions, we recorded total losses on sales or shutdowns of approximately $6.7 million in fiscal 2002.

        Fiscal 2001: During fiscal 2001, we sold non-strategic product lines in cable/broadcast TV transmission, broadband wireless transmission, enterprise access products, wireless components, optical components and enhanced services software. We also closed down our Cellworx transport product line in fiscal 2001. The sales of these assets generated approximately $117.5 million in cash, net of cash disposed, in fiscal 2001. Included in these sales were domestic operations in California, Connecticut, Minnesota, Oregon and Pennsylvania, as well as international operations in Argentina, Austria, Denmark and Finland. These product lines generated annual net sales of approximately $368.8 million and $579.2 million and operating losses of $79.8 million and $48.6 million in fiscal 2001 and 2000, respectively. As a result of these actions, we recorded total losses on sales or shutdowns of approximately $81.9 million in fiscal 2001.

        Fiscal 2000: In fiscal 2000, we recognized a $328.6 million gain on the divestiture of the microelectronics group by PairGain Technologies, Inc.

  Patent Infringement Settlement

        During fiscal 2002, we recognized a $26.2 million gain from the settlement of a patent infringement lawsuit we brought against a competitor.

  Fixed Assets

        In connection with our efforts to streamline and focus our operations to reduce costs, we sold excess equipment in fiscal 2002 and 2001. As a result of these sales, we recognized a $11.5 million and $1.3 million loss in fiscal 2002 and 2001, respectively. There were no gains or losses associated with fixed assets in fiscal 2000.

  Other, Net

        Other, net primarily represents the gain or loss on foreign exchange transactions, loss on sale-leaseback transactions and our share of losses in equity method investments. Other net expense was approximately $37.3 million, $18.3 million and $0 in fiscal 2002, 2001 and 2000, respectively.

Income Taxes

  Fiscal 2002 vs. Fiscal 2001

        The effective income tax rate for fiscal 2002 and 2001 was affected by certain non-deductible impairment charges, as well as no benefit recognized for losses incurred in the fourth quarter of fiscal 2002. In addition as a result of our cumulative losses over the past two years and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. Accordingly, we recorded a valuation allowance of $640.2 million during fiscal 2002.

  Fiscal 2001 vs. Fiscal 2000

        The effective income tax rate for fiscal 2001 was affected by certain non-deductible impairment charges, whereas, the effective income tax rate for fiscal 2000 was affected by non-deductible charges for certain acquisition fees. During fiscal 2001, we made an election for U.S. tax purposes that gave rise to a $240.0 million non-current deferred tax asset. This election related to a business combination that was accounted for as pooling-of-interests. Therefore, the recognition of this tax asset was recorded as an increase to paid-in capital.

Net Loss

  Fiscal 2002 vs. Fiscal 2001

        Net loss was $1.15 billion (or $1.44 per diluted share) for fiscal 2002, compared to net loss of $1.29 billion (or $1.64 per diluted share) for fiscal 2001.

  Fiscal 2001 vs. Fiscal 2000

        Net loss was $1.29 billion (or $1.64 per diluted share) for fiscal 2001, compared to net income of $868.1 million (or $1.13 per diluted share) for fiscal 2000.

Segment Disclosures

  Broadband Infrastructure and Access Segment

        Detailed information regarding our Broadband Infrastructure and Access segment is provided in the following table (dollars in millions):

	For the years ended October 31,
	2002	2001	2000
External sales	$715.1	$1,810.8	$2,774.0
Operating income (loss)(1)	(208.7)	(99.2)	626.1
Depreciation and amortization	25.1	101.3	91.5
Capital expenditures	8.2	186.4	320.0

	At October 31,
	2002	2001	2000
Assets	$354.7	$1,517.3	$1,759.6

(1)
Operating income (loss) excludes certain charges and expenses as described in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

        Broadband Infrastructure and Access sales decreased $1.1 billion, or 60.5%, in fiscal 2002 compared to fiscal 2001, primarily due to decreased demand for broadband connectivity systems, components, an overall weakness in the telecommunications equipment industry and product lines sold or shutdown in fiscal 2002 and 2001. In fiscal 2001, economic and industry weakness also led to a sales decrease of $963.2 million, or 34.7%, compared to fiscal 2000.

        During fiscal 2002, operating loss for the Broadband Infrastructure and Access segment increased by $109.5 million compared to fiscal 2001. This increase resulted primarily from a decrease in sales volume and a shift in product sales mix to lower margin products. During fiscal 2001, we incurred losses of $99.2 million compared to operating income of $626.1 million in fiscal 2000. Fiscal 2001 operating income decreased primarily for the same reasons as it decreased in fiscal 2002. As a result of the restructuring initiative undertaken in fiscal 2002 and 2001, we expect to realize future cost savings through improvements in our cost structure and operating processes.

        During fiscal 2002, depreciation and amortization decreased $76.2 million compared to fiscal 2001. This decrease is the result of our restructuring efforts in fiscal 2002 and fiscal 2001, which led to a reduction in our global production capacity. Implementation of SFAS No. 142 did not have a significant impact on amortization because goodwill amortization is not allocated to segments.

        Capital expenditures decreased $178.2 million (95.6%) and $133.6 million (41.8%), in fiscal 2002 and 2001, respectively. The decrease in fiscal 2002 and 2001 was a result of our company-wide efforts to limit capital expenditures in light of the industry downturn.

  Integrated Solutions Segment

        Detailed information regarding our Integrated Solutions segment is provided in the following table (dollars in millions):

	For the years ended October 31,
	2002	2001	2000
External sales	$332.6	$592.0	$513.9
Operating income (loss)(1)	(32.0)	(45.3)	20.6
Depreciation and amortization	10.4	20.6	16.9
Capital expenditures	4.4	13.0	22.7

	At October 31,
	2002	2001	2000
Assets	$269.5	$403.7	$386.2

(1)
Operating income (loss) excludes certain charges and expenses as described in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

        Integrated Solutions sales decreased $259.4 million, or 43.8%, in fiscal 2002 compared to fiscal 2001. During fiscal 2002, many of our customers reduced their spending budgets as well as focused on improving their existing infrastructure rather than building new capacity. In addition, we shifted the market focus for our software products away from competitive local exchange carriers and into next-generation service providers, enterprises and media and content providers. This transition led to a decline in software sales in fiscal 2002. Fiscal 2001 amounts also include $104.6 million of sales from product lines sold prior to fiscal 2002, which represented 17.7% of net sales. The 15.2% increase in fiscal 2001 sales over fiscal 2000 sales primarily was attributable to an expansion of our U.S. and European carrier and OEM customer base, which resulted in market share gains. In the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001, we expanded our systems integration service capabilities into Europe with the acquisitions of Computer Telecom Installations Ltd. in September 2000 and France Electronique's telecom systems integration business in November 2000. Fiscal 2000 net sales also include $59.7 million of sales from product lines sold during fiscal 2001.

        During fiscal 2002, operating loss for the Integrated Solutions segment decreased $13.3 million compared to fiscal 2001. The decrease in operating loss was primarily due to cost savings achieved as a result of our restructuring initiatives in fiscal 2002 and 2001. Fiscal 2001 operating income decreased by $65.9 million compared to fiscal 2000. The decrease was due primarily to an increase in bad debt reserves in light of the sharp decline in the telecommunications industry and the restructuring of our workforce to correspond to the decrease in telecommunications equipment and software integration projects throughout the year.

        Depreciation and amortization decreased by $10.2 million in fiscal 2002 and increased by $3.7 million in fiscal 2001. The fiscal 2002 decrease is the result of the fiscal 2002 and 2001 restructuring efforts, which reduced the size of our global operations. Implementation of SFAS No. 142 did not have a significant impact on amortization because goodwill amortization is not allocated to segments.

        Capital expenditures decreased $8.6 million, or 66.2%, and $9.7 million, or 42.7%, in fiscal 2002 and 2001, respectively. The decrease in fiscal 2002 and 2001 was a result of our company-wide efforts to limit capital expenditures in light of the industry downturn.

Application of Critical Accounting Policies and Estimates

        Investments:    We hold equity interests in both publicly traded and privately held companies. When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other than temporary, we write down the value of the investment and establish a new cost basis. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following factors: the values of the most recent round of financing, quoted market prices of comparable public companies, or analyses of historical and forecasted financial information. We regularly evaluate our investments based on criteria that include, but are not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the portfolio's companies. We generally believe that an other-than temporary decline occurs when the fair value of a publicly traded investment is below the carrying value for nine consecutive months. Future adverse changes in these or other factors could result in an other-than-temporary decline in the value of our investments, thereby requiring us to write down such investments. Our ability to liquidate our positions in the investments in privately held companies will be affected to a significant degree by the lack of an actively traded market, and we may not be able to dispose of these investments in a timely manner. As of October 31, 2002, our investments in publicly and privately held companies had a current cost basis (after giving effect to other than temporary impairment charges) and estimated fair value of $4.4 million.

        Inventories:    We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due primarily to declining market conditions. It is possible that significant increases in inventory reserves may be required in the future if there is a further decline in market conditions. Alternatively, if market conditions improve significantly, we may find it necessary to reverse a portion of the reserves. As of October 31, 2002, we had $93.9 million reserved against our inventories.

        Long-Lived Assets & Goodwill:    We evaluate the carrying value of our long-lived assets, consisting primarily of property and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, in accordance with Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, grouping of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for details on our impairment charges.

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" during 2002. We are required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the business units was determined using the income approach. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. The income approach requires significant estimates about future cash flows and the discount rates. See Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about the results of the goodwill impairment tests. At October 31, 2002, $3.8 million of goodwill remained on our books, related solely to our Integrated Solutions segment.

        Restructuring Accrual:    During fiscal 2002 and 2001, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Such charges were established in accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and represent our best estimate at the date the charges were taken. Adjustments for changes in assumptions are recorded in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

        Revenue Recognition:    We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is primarily recognized at the time of delivery and acceptance, and after consideration of all the terms and conditions of the customer contract. Revenue from services consists of fees for systems requirements, system design and analysis, customization and installation services, ongoing system management, system enhancements, service bureau processing, facilities management and maintenance. Services revenue is recognized as the services are performed, primarily on a time and materials basis and to a lesser extent on a fixed fee basis over the term of the services provided. Revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year. Revenue from the licensing of software rights is recognized at the time of delivery of the software to the customer, provided that we have no remaining service obligations, collectibility is reasonably assured and the fees are fixed and determinable. Where there are service obligations that are essential to the functionality of the software installed, license fees are recorded over the term of the initial customization period.

        The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivable are reasonably assured of collection based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect or sell the receivables. In situations where it is unclear as to whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Costs are recognized when it has been determined that the collection of the receivable is unlikely.

        We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers' demand. Should our actual product returns and allowances exceed our estimates, additional reductions to our revenue would result.

        Allowance for Uncollectible Accounts:    We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases in reserves have been recorded in recent periods and may occur in the future due to deteriorating market conditions. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. As of October 31, 2002, we had $33.9 million reserved against our account receivables.

        Warranty:    We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods. As of October 31, 2002, we reserved $13.1 million related to future estimated warranty costs.

        Income Taxes and Deferred Taxes:    We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. As a result of the cumulative losses over the past two years, and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. The valuation allowance at October 31, 2002 was $711.3 million. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

        Recently Issued Accounting Pronouncements:    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in fiscal 2003. Prior to adopting this standard, we wrote down long-lived assets, excluding goodwill, by $212.0 million and $207.2 million in fiscal 2002 and 2001, respectively, by applying SFAS No. 121.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3. The principle difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability, related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective on January 1, 2003. Accordingly, we will apply this standard to all exit or disposal activities initiated after January 1, 2003.

Liquidity and Capital Resources

  Cash

        Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments had a balance of $278.9 million at October 31, 2002, which is a decrease of $69.7 million compared to October 31, 2001. The major uses of cash during fiscal 2002 were a $177.0 million net increase in restricted cash (which reduced the balance in cash and cash equivalents), $25.6 million in property, plant, and equipment additions, and $208.9 million used to pay down current liabilities as well as net cash losses from operations. These cash outflows were partially offset by $259.4 million provided from income tax refunds, and $79.6 million from more effective working capital management such as account receivable collections, lower inventory requirements, and lower prepaid assets. In addition, we received $68.6 million on the sale of available-for-sale securities.

        As of October 31, 2002, we had restricted cash of $177.0 million. Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, and thus is not available to us for working capital. The majority of this restricted cash relates to four long-term operating lease obligations, with the remainder representing cash collateral for letters of credit, guarantees relating to vendor financing transactions, and foreign currency hedging activities. We expect that $149 million of our restricted cash will be used to settle the four long-term lease obligations it secures, and accordingly will never become available to us for general working capital purposes. The remainder of the restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit, guarantees or currency hedging arrangement was issued. We are entitled to the interest earnings on our restricted cash balances.

        During fiscal 2001, cash increased by $131.3 million compared to fiscal 2000. In addition, as of October 31, 2001, we held approximately $73.2 million in marketable securities. Our primary source of cash in fiscal 2001 was $428.8 million from the collection of accounts receivable combined with lower inventory requirements compared to fiscal 2000. In addition, in fiscal 2001 we generated $117.5 million from the divestiture of certain product lines and businesses and $208.7 million from investment sale proceeds. These cash sources were partially offset by decreased earnings, $115.0 million from paying down current liabilities, $185.5 million from higher prepaid and other assets, and $241.2 million of capital expenditures.

  Finance-Related Transactions

        We are a party to four operating lease agreements related to certain of our facilities, including our Eden Prairie, Minnesota headquarters facility. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases, which are sometimes referred to as "synthetic leases," contain minimum residual value guarantees by us at the end of the lease term and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the purchase option price, not to exceed the amount of the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $149.0 million and $116.0 million, respectively. Our obligations under these leases are secured by $149.0 million in cash collateral, which is classified as restricted cash on our balance sheet.

        During the fourth quarter of fiscal 2002, we concluded that the fair market value of our headquarters facility was significantly less than the minimum value we had guaranteed the lessor. As we intend to occupy this facility in the long-term, we amended this lease to extend the lease term by an additional two years. In connection with this amendment, we paid the lessor $85.5 million from our restricted cash, which was the difference between the existing purchase option price and the current fair market value of the facility, and obtained reductions in the purchase option price and minimum residual value guarantee.

        With the exception of our world headquarters facility, we do not intend to continue to occupy the other three leased facilities for the full lease term. Accordingly, we are attempting to sell these facilities. In order for us to sell these leased facilities we must first purchase the facilities from the lessor for the purchase option price (which we will fund through the use of restricted cash). As the fair market value of these facilities is likely to be less than the amount payable to the lessor for the purchase option price, we may incur additional non-recurring charges related to the disposal of these leased facilities. The net sales proceeds obtained from a buyer of these facilities would be available to us as unrestricted cash. In November of fiscal 2003, we purchased one of these leased facilities from the lessor for $21.0 million, using the restricted cash pledged for this lease to pay the purchase price, and immediately sold the facility for $5.8 million. The $5.8 million sales proceeds became available to us as unrestricted cash.

        In December 2001, we entered into an accounts receivable securitization arrangement with a financial institution. The purpose of this securitization arrangement was to allow us to accelerate the cash realized from our receivables, and to provide an additional liquidity resource. During the fiscal year ended October 31, 2002, the amount available under this arrangement ranged from $3 million to $54 million, and the amount available as of October 31, 2002 was approximately $23 million. As of October 31, 2002, there have been no sales of receivables under this arrangement. We do not expect to utilize this facility and do not consider it a significant source of liquidity.

  Capital Expenditure and Investment Commitments

        As of October 31, 2002, we had commitments (both cancelable and non-cancelable) for capital expenditures related to the ongoing operation of our business of approximately $12.4 million. These commitments primarily reflect future equipment purchases as well as improvements to existing buildings and facilities. The commitments are estimated to be paid by the end of fiscal 2003. We intend to fund these expenditures from cash on hand.

        In connection with our investment activity, we invested in two independent venture capital funds in fiscal 2000. Our investment in these funds are recorded as long-term assets on our balance sheet. We committed to invest an aggregate of $15 million in these funds as capital calls were made by the fund managers. As of October 31, 2002, our outstanding unfunded commitment was $9.4 million. We expect that our remaining commitment will be funded through the use of cash on hand over the course of the next three years.

  Vendor Financing

        We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of October 31, 2002, 2001 and 2000, we had commitments to extend credit of $58.0 million, $166.9 million and $380.0 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was approximately $20.9 million, $80.2 million and $35.0 million, respectively, as of October 31, 2002, 2001 and 2000. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us. Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At October 31, 2002, we had approximately $12.7 million in loss reserves in the event of non-performance related to these financing arrangements.

        During fiscal 2002 we sold a participation interest in one of our vendor financing notes receivable for cash equal to $10.5 million. This sale was without any discount to the face amount of the receivable, was with full recourse to us, and our recourse obligation is secured by a letter of credit. We accounted for this sale of a participation interest as a loan, and thus recorded a $10.5 million long-term note payable. See Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

  Working Capital Outlook

        Our main source of liquidity continues to be our unrestricted cash on hand. In addition, based on our recent operating losses, we expect to receive a federal income tax refund in the range of $100.0 to $135.0 million during the first calendar quarter of 2003.

        Although we expect to continue to use our unrestricted cash to fund operating losses in the near term and to pay $57.5 million of our restructuring accrual, we believe that our current unrestricted cash on hand and cash from the expected federal income tax refunds should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2003 and beyond. However, if our operating losses are more severe than expected or continue longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital. In addition, should we determine to make any significant acquisitions, additional sources of capital may be required. Given the current state of the communications equipment industry, there are few alternatives available as sources of financing. Commercial bank financing is not available at this time to us or to many companies in our industry. Accordingly, any plan to raise additional capital would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to existing shareowners.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk from changes in security prices, foreign exchange rates and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We, at times, reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation. Changes in interest rates are not expected to have a material adverse effect on our consolidated financial condition or results of operations because we have only $15.7 million of interest-bearing notes payable as of October 31, 2002.

        As described in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we maintain an investment portfolio of common stock in three publicly traded companies in the telecommunications or technology industries. This portfolio was developed primarily through investments in privately held companies, which later became publicly traded. The investments in two of these companies, Vyyo, Inc. and Interwave Communications International, Ltd., have been written down to a nominal value. The investment in the third company, Redback Networks, is classified as an available-for-sale security and, consequently, is recorded on the balance sheet at its written-down fair value. The values recorded for these investments are subject to market price volatility. Assuming an immediate 100% decrease in our publicly traded investments, the hypothetical reduction in shareowners' investment related to these holdings is estimated to be $0.5 million as of October 31, 2002. We also hold minority investments in a number of companies that are not publicly traded. These investments are included in long-term assets and are carried at their written-down cost of $3.9 million. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

        We also are exposed to market risk from changes in foreign exchange rates. To mitigate the risk from these exposures, we have instituted a balance sheet hedging program. The objective of this program is to protect our net monetary assets and liabilities in non-functional currencies from fluctuations due to movements in foreign exchange rates. The program operates in markets where hedging costs are beneficial. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net asset positions. The majority of hedging instruments utilized are forward contracts with maturities of less than one year. Foreign exchange contracts reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about our foreign exchange hedging program and the notional and fair values of our hedge instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited the accompanying consolidated balance sheet of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2002 and the related consolidated statements of operations, shareowners' investment, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations and whose reports dated November 21, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2001 and 2000, and for the two years then ended, were audited by other auditors who have ceased operations. As described in Note 12, these consolidated financial statements have been revised to include the transitional disclosures required by Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets", which was adopted by the Company as of November 1, 2001. We have audited the disclosures in Note 12 and, in our opinion, the disclosures for fiscal 2001 and 2000 in Note 12 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
December 2, 2002

The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Certain financial information for each of the two years in the period ended October 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2002 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations issued during such fiscal year.

Report of Independent Public Accountants

To ADC Telecommunications, Inc.:

We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. (a Minnesota corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareowners' investment and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of ADC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of ADC Telecommunications, Inc., and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
Minneapolis, Minnesota

November 21, 2001

Consolidated Statements of Operations
(in millions, except earnings per share)

	For the years ended October 31,
	2002	2001	2000
Net Sales:
Products	$809.3	$2,044.5	$2,977.8
Services	238.4	358.3	310.1

Total net sales	1,047.7	2,402.8	3,287.9
Cost of Sales:
Products	593.7	1,358.2	1,426.5
Services	207.5	319.6	252.5

Total cost of sales	801.2	1,677.8	1,679.0

Gross Profit	246.5	725.0	1,608.9

Operating Expenses:
Research and development	176.4	278.6	338.0
Selling and administration	370.0	705.3	665.6
Goodwill amortization	—	56.6	34.3
Impairment charges	348.3	501.7	—
Non-recurring charges	219.6	195.4	158.0
Non-cash stock compensation(1)	10.4	18.7	47.1

Total expenses	1,124.7	1,756.3	1,243.0

Operating Income (Loss)	(878.2)	(1,031.3)	365.9
Other Income (Expense), Net:
Interest income (expense), net	8.4	(2.2)	19.5
Gain (loss) on sale or shutdown of product lines	(6.7)	(81.9)	328.6
Gain (loss) on write-down or sale of investments, net	16.9	(785.7)	23.8
Gain on conversion of investment	—	—	722.6
Loss on sale of fixed assets	(11.5)	(1.3)	—
Gain on patent infringement settlement	26.2	—	—
Other, net	(37.3)	(18.3)	—

Income (Loss) Before Income Taxes	(882.2)	(1,920.7)	1,460.4
Provision (Benefit) for Income Taxes	262.8	(633.0)	592.3

Net Income (Loss)	$(1,145.0)	$(1,287.7)	$868.1

Average Common Shares Outstanding (Basic)	795.6	787.0	721.6

Earnings (Loss) Per Share (Basic)	$(1.44)	$(1.64)	$1.20

Average Common Shares Outstanding (Diluted)	795.6	787.0	770.3

Earnings (Loss) Per Share (Diluted)	$(1.44)	$(1.64)	$1.13

(1)
Non-cash stock compensation expense resulted from stock options and restricted stock converted in connection with the Centigram and Broadband Access Systems acquisitions. If we had reported this non-cash stock compensation in existing operating expense categories, research and development expense and selling and administration expense would have increased by $6.4 million and $4.0 million, respectively, in fiscal 2002, by $8.7 million and $10.0 million, respectively, in fiscal 2001, and by $24.1 million and $23.0 million, respectively, in fiscal 2000.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets
(in millions)

	October 31, 2002	October 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$278.9	$348.6
Available-for-sale securities	0.5	73.2
Accounts receivable, net of reserves of $33.9 and $50.1	115.1	280.7
Unbilled revenues	25.8	36.4
Inventories, net of reserves of $93.9 and $89.5	94.9	253.6
Prepaid income taxes	126.6	142.0
Deferred tax assets	—	107.0
Prepaid and other current assets	44.5	63.7

Total current assets	686.3	1,305.2
Property and Equipment, Net	206.8	614.0
Assets Held for Sale	20.0	8.3
Restricted Cash	177.0	—
Other Assets:
Deferred tax assets	—	367.1
Goodwill	3.8	140.1
Other	50.3	65.0

Total assets	$1,144.2	$2,499.7

LIABILITIES AND SHAREOWNERS' INVESTMENT
Current Liabilities:
Accounts payable	$73.0	$162.0
Accrued compensation and benefits	74.1	109.1
Other accrued liabilities	110.8	205.8
Restructuring accrual	124.2	120.8
Notes payable	15.7	1.7

Total current liabilities	397.8	599.4
Long-Term Notes Payable	10.8	3.0
Other Long-Term Liabilities	3.4	3.9

Total liabilities	412.0	606.3

Commitments and Contingencies
Shareowners' Investment:
Common stock, $0.20 par value; authorized 1,200.0 shares; issued and outstanding 799.6 and 792.0 shares	159.9	158.4
Paid-in capital	1,272.6	1,256.1
Retained earnings (deficit)	(673.3)	471.7
Deferred compensation	(12.3)	(16.7)
Accumulated other comprehensive income (loss)	(14.7)	23.9

Total shareowners' investment	732.2	1,893.4

Total liabilities and shareowners' investment	$1,144.2	$2,499.7

The accompanying notes are an integral part of these Consolidated Financial Statements

Consolidated Statements of Shareowners' Investment
(in millions)

	Common Stock
			Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount
Balance, October 31, 1999	678.6	$135.7	$519.6	$899.2	$(1.1)	$41.9
Net income	—	—	—	868.1	—	—	$868.1
Exercise of common stock options	10.4	2.1	169.5	—	—	—	—
Stock issued for business acquisitions	81.0	16.2	177.3	—	(85.2)	—	—
Adjustment to conform year-end of acquired companies	—	—	—	(7.9)	—	—	—
Stock issued for employee benefit plans	0.3	0.1	7.9	—	—	—	—
Reduction of deferred compensation	—	—	—	—	47.1	—	—
Tax benefits from exercise of common stock options	—	—	79.7	—	—	—	—
Translation loss	—	—	—	—	—	(16.5)	(16.5)
Unrealized gain on securities, net of taxes of $40.5	—	—	—	—	—	59.0	59.0

Balance, October 31, 2000	770.3	$154.1	$954.0	$1,759.4	$(39.2)	$84.4	$910.6
Net income	—	—	—	(1,287.7)	—	—	$(1,287.7)
Exercise of common stock options	6.9	1.4	27.6	—	—	—	—
Stock issued for business acquisitions	11.6	2.3	3.0	—	—	—	—
Stock issued for employee benefit plans	3.2	0.6	12.8	—	—	—	—
Reduction of deferred compensation	—	—	(3.8)	—	22.5	—	—
Tax benefits from exercise of common stock options	—	—	22.5	—	—	—	—
Tax benefits related to acquisition	—	—	240.0	—	—	—	—
Translation gain	—	—	—	—	—	12.4	12.4
Unrealized loss on securities, net of taxes of $(338.0)	—	—	—	—	—	(575.5)	(575.5)
Adjustment for write-down of securities, net of taxes of $302.1	—	—	—	—	—	514.4	514.4
Adjustment for sale of securities, net of taxes of $(6.9)	—	—	—	—	—	(11.8)	(11.8)

Balance, October 31, 2001	792.0	$158.4	$1,256.1	$471.7	$(16.7)	$23.9	$(1,348.2)
Net loss	—	—	—	(1,145.0)	—	—	$(1,145.0)
Exercise of common stock options	1.2	0.2	3.2	—	—	—
Stock issued for employee benefit plans	6.4	1.3	13.3	—	(9.9)	—
Reduction of deferred compensation	—	—	—	—	14.3	—	—
Translation gain	—	—	—	—	—	2.3	2.3
Unrealized loss on securities, net of taxes of $(1.4)	—	—	—	—	—	(2.3)	(2.3)
Adjustment for write-down of securities, net of taxes of $1.9	—	—	—	—	—	3.2	3.2
Adjustment for sale of securities, net of taxes of $(24.5)	—	—	—	—	—	(41.8)	(41.8)

Balance, October 31, 2002	799.6	$159.9	$1,272.6	$(673.3)	$(12.3)	$(14.7)	$(1,183.6)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in millions)

	For the years ended October 31,
	2002	2001	2000
Operating Activities:
Net income (loss)	$(1,145.0)	$(1,287.7)	$868.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	104.7	197.8	146.2
Provision for losses on receivables	26.4	73.8	9.6
Inventory reserves	49.7	47.7	19.6
Acquisition-related charges	—	—	29.1
Purchased in-process research and development	10.5	—	22.8
Write-down of inventory, property and equipment and goodwill	367.2	477.8	—
Non-cash stock compensation	14.3	18.7	47.1
Deferred income taxes	498.1	(438.9)	332.0
Gain on ownership of investments	—	(0.6)	(8.1)
Loss on write-down of investments	50.9	862.5	—
Gain on sale of investments	(67.8)	(76.8)	(23.8)
Gain on conversion of investment	—	—	(722.6)
Loss on sale of fixed assets and sale leasebacks	14.8	6.5	—
(Gain) loss on sale or shutdown of product lines	6.7	81.9	(328.6)
Other, net	(0.1)	4.0	4.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	160.8	339.3	(158.7)
Inventories	104.3	89.5	(207.8)
Prepaid and other assets	73.9	(185.5)	(84.8)
Accounts payable	(88.1)	(61.7)	83.6
Accrued liabilities	(120.8)	(53.3)	222.7

Total cash provided by operating activities	60.5	95.0	250.9

Investing Activities:
Acquisitions, net of cash acquired	(4.2)	(48.7)	(345.3)
Divestitures, net of cash disposed	2.3	117.5	—
Property and equipment additions, net	(25.6)	(241.2)	(375.3)
Change in restricted cash	(177.0)	—	—
Proceeds from sale of building	—	10.4	—
Sale of available-for-sale securities, net	68.6	208.7	246.1
Sale (purchase) of long-term investments, net	2.3	(15.7)	(49.6)

Total cash provided by (used for) investing activities	(133.6)	31.0	(524.1)

Financing Activities:
Repayments of debt	(5.9)	(35.8)	(32.5)
Common stock issued	9.1	40.4	277.2

Total cash provided by financing activities	3.2	4.6	244.7

Effect of Exchange Rate Changes on Cash	0.2	0.7	(3.7)

Effect of Conforming Year-Ends of Acquired Companies	—	—	(29.5)

Increase (Decrease) in Cash and Cash Equivalents	(69.7)	131.3	(61.7)
Cash and Cash Equivalents, Beginning of Year	348.6	217.3	279.0

Cash and Cash Equivalents, End of Year	$278.9	$348.6	$217.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

        Principles of Consolidation:    The consolidated financial statements include the accounts of ADC Telecommunications, Inc., a Minnesota corporation, and all significant subsidiaries in which ADC Telecommunications, Inc. has more than a 50% equity ownership. In these Notes to Consolidated Financial Statements, these companies are collectively referred to as "ADC," "we," "us" or "our." All significant intercompany transactions and balances have been eliminated in consolidation.

        Cash and Cash Equivalents:    Cash equivalents represent short-term investments in commercial paper with original maturities of three months or less. The carrying amounts of these investments approximate their fair value due to their short maturities. At October 31, 2002, our cash and cash equivalents were spread among three major financial institutions to avoid any significant concentration risk.

        Investments:    Short-term investments in publicly held companies in our investment portfolio are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for-sale securities are carried at market value with any unrealized holding gains and losses, net of any related tax effect, presented within shareowners' investment as a component of accumulated other comprehensive income (loss). We also have minority investments in companies not publicly traded. These investments are included in long-term other assets and are carried at their cost.

        When the carrying value of an investment exceeds its fair value and the decline in value is deemed to be other than temporary, we write down the value of the investment and establish a new cost basis. Fair value for investments in public companies are determined using quoted market prices. Fair values for investments in privately held companies are estimated based upon one or more of the following factors: the values of the most recent round of financing, quoted market prices of comparable public companies, or analyses of historical and forecasted financial information. We regularly evaluate our investments based on criteria that include, but are not limited to, the duration and extent to which the fair value has been less than the carrying value, the current economic environment and the duration of any market decline, and the financial health and business outlooks of the portfolio's companies. We generally believe that an other-than temporary decline occurs when the fair value of a publicly traded investment is below the carrying value for nine consecutive months.

        Inventories:    Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods.

        Property and Equipment:    Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to thirty years or, in the case of leasehold improvements, over the term of the lease, if shorter. Both straight-line and accelerated methods of depreciation are used for income tax purposes.

        Impairment of Long-Lived Assets:    We evaluate property and equipment and identifiable intangibles for potential impairment in compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See Note 11 for details of our impairment charges.

        Goodwill and Other Intangible Assets:    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." We adopted these standards on November 1, 2001. Under the new rules, goodwill is no longer amortized but will be reviewed annually for impairment. Our other intangible assets (consisting primarily of patents and developed technology) will continue to be amortized over their useful lives, typically seven years. Refer to Note 12 for details about the adoption of this standard and the results of our initial and annual impairment tests.

        Research and Development Costs:    Our policy is to expense all research and development costs in the period incurred.

        Revenue Recognition:    We recognize revenue when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue from product sales is primarily recognized at the time of delivery and acceptance, and after consideration of all the terms and conditions of the customer contract. Revenue from services consists of fees for systems requirements, system design and analysis, customization and installation services, ongoing system management, system enhancements, service bureau processing, facilities management and maintenance. Services revenue is recognized as the services are performed, primarily on a time and materials basis and to a lesser extent on a fixed fee basis over the term of the services provided. Revenue from maintenance contracts is recognized ratably over the term of the agreement, generally one year. Revenue from the licensing of software rights is recognized at the time of delivery of the software to the customer, provided that we have no remaining service obligations, collectibility is reasonably assured and the fees are fixed and determinable. Where there are service obligations that are essential to the functionality of the software installed, license fees are recorded over the term of the initial customization period.

        The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivable are reasonably assured of collection based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect or sell the receivables. In situations where it is unclear as to whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Costs are recognized when it has been determined that the collection of the receivable is unlikely.

        We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers' demand. Should our actual product returns and allowances exceed our estimates, additional reductions to our revenue would result.

        Allowance for Uncollectible Accounts:    We are required to estimate the collectibility of our trade and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received.

        Warranty:    We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

        Income Taxes and Deferred Taxes:    We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. As a result of our cumulative losses over the past two years, and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

        Foreign Currency Translation:    We convert assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and we record translation adjustments in shareowners' investment. Income statements of foreign operations are translated from the operations' functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates. Foreign exchange transaction gains and losses are reported in other income (expense), net.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, these estimates ultimately may differ from actual results.

        Comprehensive Income (Loss):    Components of comprehensive income (loss) include net income, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, net of tax. Comprehensive income is presented in the consolidated statements of shareowners' investment.

        Reclassifications:    Certain prior-year amounts have been reclassified to conform to the current-year presentation.

        Recently Issued Accounting Pronouncements:    In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We will apply this standard beginning in fiscal 2003 and believe that the effect of adoption will not be significant. Prior to adopting this standard, we wrote down long-lived assets, excluding goodwill, by $212.0 and $207.2 million in fiscal 2002 and 2001, respectively, by applying SFAS No. 121.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3. The principal difference between SFAS. No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for all exit or disposal activities initiated after January 1, 2003.

Note 2: Other Financial Statement Data (in millions)

  Other Income (Expense), Net:

	2002	2001	2000
Interest income	$12.4	$6.6	$23.6
Interest expense	(4.0)	(8.8)	(4.1)

Interest income (expense), net	$8.4	$(2.2)	$19.5

Foreign exchange loss	$(17.7)	$(5.3)	$(3.9)
Loss on lease termination	(8.2)	—	—
Other	(7.4)	(4.6)	3.9

Other, net	$(37.3)	$(18.3)	$—

  Supplemental Cash Flow Information:

	2002	2001	2000
Income taxes paid (received)	$(259.4)	$(24.1)	$218.5
Interest paid	$5.3	$7.7	$4.1

  Supplemental Schedule of Investing Activities:

	2002	2001	2000
Acquisitions:
Fair value of assets acquired	$20.8	$78.3	$420.7
Less: Liabilities assumed	(16.5)	(24.9)	(34.5)
Cash acquired	(0.1)	(4.7)	(40.9)

Acquisitions, net of cash acquired	$4.2	$48.7	$345.3

Divestitures:
Carrying value of assets disposed	$22.4	$232.6	$—
Less: Liabilities disposed	(20.1)	(110.3)	—
Cash disposed	—	(4.8)	—

Divestitures, net of cash disposed	$2.3	$117.5	$—

  Consolidated Balance Sheet Information:

	2002	2001
Inventories:
Purchased materials and manufactured products	$82.5	$226.5
Work-in-process	12.4	27.1

Total	$94.9	$253.6

Property and Equipment:
Land and buildings	$113.5	$252.2
Machinery and equipment	418.8	592.5
Furniture and fixtures	37.8	57.8
Less accumulated depreciation	(370.9)	(397.3)

Total	199.2	505.2
Construction-in-process	7.6	108.8

Total, net	$206.8	$614.0

Other Assets:
Notes receivable, long-term	$22.8	$6.2
Cost basis investments	3.9	49.7
Other	23.6	9.1

Total	$50.3	$65.0

Note 3: Investments

        As of October 31, 2002 and 2001, our available-for-sale securities consisted of the following (in millions):

	Cost Basis(1)	Unrealized Gain	Fair Value
2002
Available-for-sale securities	$0.5	$—	$0.5
2001
Available-for-sale securities	$8.3	$64.9	$73.2

(1)
As adjusted for the write-down of certain available-for-sale securities to a lower-of-cost-or-market basis.

        In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a non-cash loss of approximately $5.7 million and $816.3 million on a lower-of-cost-or-market write-down on certain available-for-sale securities during fiscal 2002 and 2001, respectively. We also recorded a write-down of approximately $45.2 million and $46.2 million for certain investments in non-publicly traded securities in fiscal 2002 and 2001, respectively, as a result of the downturn in market conditions in the technology and telecommunication market sectors. The net gains described in the following paragraphs were recorded as an offset to the loss on the write-down of our investment portfolio.

        In fiscal 2002, fiscal 2001, and fiscal 2000 we sold common stock of certain companies in our investment portfolio and settled certain related equity collar arrangements for gains of $67.8 million, $76.8 million, and $23.8 million, respectively, as follows:

  Fiscal 2002

        During fiscal 2002, we sold 2.4 million shares of ONI Systems and completely settled a related hedging arrangement for an aggregate gain of $66.5 million. As of October 31, 2002, we have liquidated our entire investment in ONI Systems. In addition to the ONI Systems sale, we sold our remaining interest in MIND C.T.I. for $4.8 million and recognized a $0.3 million gain on the sale. Finally, we liquidated our investment in Northstar Photonics, a non-marketable security, for a gain of $1.0 million.

  Fiscal 2001

        On February 22, 2001, Siemens and Efficient Networks, Inc. entered into a definitive merger agreement. Pursuant to the merger agreement, Siemens purchased all of the outstanding shares of Efficient Networks for $23.50 in cash per share. As a result of the merger, we recorded a gain of approximately $34.6 million in fiscal 2001 from the sale of approximately 1.8 million shares of Efficient Networks that we owned.

        On July 19, 2001, America Online, Inc. acquired InfoInterActive, Inc. Under the terms of the acquisition agreement, AOL acquired all of the outstanding shares of InfoInterActive for $1.42 in cash per share. As a result of the acquisition, we recorded a gain of approximately $2.1 million from the sale of approximately 1.5 million shares of InfoInterActive in fiscal 2001.

        During fiscal 2001, we sold 3.4 million shares of our investment in Redback Networks, Inc., 1.6 million shares of our investment in ONI Systems and 2.3 million shares of our investment in

GlobeSpan. As a result of these sales, we recorded a $44.6 million loss on the sale of the Redback Networks shares, a $29.6 million gain on the sale of the ONI Systems and a loss of $8.8 million on the sale of the GlobeSpan shares.

        In addition, during fiscal 2001, we entered into cashless collar arrangements to minimize the impact of a potential decrease in the market value of portions of our remaining investment in Redback Networks, ONI Systems and GlobeSpan. These cashless collar arrangements were contracts entered into with third-party financial institutions whereby the financial institution guarantees a certain floor value of the securities if held to maturity while simultaneously permitting us to participate in a certain amount of appreciation above the floor value. The financial institutions, independent of us, engage in certain hedging transactions to manage their risk associated with these arrangements. These arrangements were terminated when we sold a portion of the underlying investments during fiscal 2001. We recognized a gain of $63.9 million upon the settlement of these collars.

  Fiscal 2000

        In the second quarter of fiscal 2000, Siara Systems, Inc., in which we had a 7.3% ownership interest, was acquired by Redback Networks, Inc. in a stock-for-stock transaction valued at approximately $4.3 billion. Our initial investment in Siara Systems was $3.5 million. Upon consummation of the acquisition of Siara Systems by Redback Networks, our investment was marked-to-market through earnings and reflected on the balance sheet at the market value of the Redback Networks shares. The gain recognized on the conversion of these shares was $722.6 million. This gain increased the basis of our investments by $722.6 million.

Note 4: Notes Payable

        As of October 31, 2002, we had a note payable of $15.7 million that will mature in fiscal 2003. In addition, we have a $10.5 million long-term note payable related to the financing of a customer note receivable in which we sold a 100% participation interest with full recourse to us. The $10.5 million note payable is classified as long-term because our recourse obligation is fully secured by $10.5 million of restricted cash, which is a long-term asset. The note payable and restricted cash will be reduced each quarter as the customer makes payment on the note receivable.

        In December 2001, we entered into an accounts receivable securitization arrangement with a financial institution. This arrangement functions much like a revolving line of credit, but has a lower cost of funds than a traditional revolving line of credit. Pursuant to this arrangement we may sell certain of our U.S.-sourced accounts receivable to the financial institution without recourse to us. The sales may occur either on a one-time basis or on a continuous basis, provided that the aggregate sales proceeds less the uncollected receivables may not exceed $160 million at any point in time. We will continue to service, administer and collect the receivables with respect to this arrangement. The receivables are sold at a discount to their face amount, with such discount representing a financing charge. The financing charge is based on an A1-P1 Commercial Paper rate plus an interest spread for the used and unused portion of the amount available under this arrangement. The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, thus the actual amount that may be available under this arrangement may be less than the maximum of $160 million. During the fiscal 2002, the amount available under this arrangement ranged from $3 million to $54 million, and the amount available as of October 31, 2002 was approximately $23 million.

        The purpose of this securitization arrangement is to allow us to accelerate the cash realized from our receivables, and to provide an additional liquidity resource. We will account for any sales of receivables to the financial institution as a sale, and accordingly any discount from the face value of such receivables as well as certain fees will be included in interest and other financing expense. As is customary with these arrangements, we will utilize a wholly owned special purpose entity to facilitate these sales, the purpose of which is to isolate and hold title to the receivables for the benefit of the financial institution. As of and through October 31, 2002, there have been no sales of receivables under this arrangement. This arrangement expires on December 12, 2004, subject to possible earlier termination under certain circumstances.

Note 5: Acquisitions

  Pooling-of-Interests Method:

        In fiscal 2000, we acquired Broadband Access Systems, Inc., or "BAS," and PairGain Technologies, Inc., or "PairGain," both of which were accounted for as pooling-of-interests transactions. All historical financial information has been restated to reflect these acquisitions. BAS is a supplier of next-generation, Internet Protocol (IP) access platforms. PairGain designs, manufactures, markets and sells digital subscriber line (DSL) networking systems. There were no material transactions between us and the acquired companies prior to the mergers, and the effects of conforming PairGain's and BAS's accounting policies to ours were not material. These transactions are summarized as follows (in millions):

Acquisition Date	Acquired Company	Shares of ADC Stock Issued, Including Options Assumed	Fair Value of Acquisition
June 2000	PairGain	72.2	$2,946.9
September 2000	BAS	66.0	$1,835.6

        Our consolidated financial statements for prior years have been restated to include the results of PairGain and BAS within the Broadband Infrastructure and Access segment. Net sales and income (loss) for these individual entities for fiscal 2000 were as follows (in millions):

Net Sales:
ADC	$3,142.0
PairGain	145.3
BAS	0.6

Combined	$3,287.9

Net Income (Loss):
ADC	$765.2
PairGain(1)	178.4
BAS	(75.5)

Combined	$868.1

(1)
Includes a $197.2 million net-of-tax gain on sale of PairGain's microelectronics business.

        Both of these acquired companies used a calendar year-end. In recording the pooling-of-interests combinations, PairGain and BAS financial statements for their fiscal year ended December 31, 2000 were combined with our financial statements for fiscal 2000. In order to conform year-ends, an adjustment of $7.9 million was made to retained earnings as of October 31, 2000.

  Other Pooling-of-Interests Combinations:

        On February 26, 2001, we acquired all of the outstanding equity interests in CommTech Corporation. CommTech was a provider of end-to-end service order management, provisioning and activation software for communications service providers. In the transaction, we issued approximately 11.6 million shares of our common stock to CommTech's shareholders. We also converted all outstanding CommTech stock options into options to acquire approximately 1.6 million shares of our common stock. The transaction was accounted for as a pooling-of-interests. Since the historical operations of CommTech were not material to our consolidated operations or financial position, prior period annual financial statements were not restated for this acquisition. We divested a substantial portion of CommTech in November of fiscal 2003 as part of our restructuring initiatives.

        We also completed a pooling-of-interests combination with Altitun AB during May 2000. Altitun was a developer and supplier of active optical components for next-generation optical networks. The historical operations of Altitun were not material to our consolidated operations; therefore, prior period annual financial statements have not been restated for this acquisition. We exchanged 30.4 million shares (including both stock issued and options assumed) for all of the common stock of Altitun. The fair value of this transaction was $948.8 million. During fiscal 2002, we closed Altitun as part of our restructuring initiatives, and we are currently marketing its assets for sale.

  Acquisition Expenses of Pooling-of-Interests Combinations:

        Expenses totaling $102.4 million were incurred in consummating the pooling transactions described above and were recorded as part of the non-recurring charges in fiscal 2000. These costs primarily consisted of investment bankers' fees, attorneys' fees, and other direct charges related to the transaction. Included in Altitun's acquisition expenses were $29.1 million of expenses paid directly by the former shareholders of Altitun.

  Purchase Method:

  Centigram

        In July 2000, we acquired all outstanding common shares of Centigram Communications Corporation for $173.6 million in cash plus stock options valued at $42.9 million. Centigram was a provider of Internet-enabled call management, WAP-based messaging and unified communications services to mobile and landline telecom service providers. The accompanying consolidated financial statements include the results of operations of Centigram subsequent to the acquisition date. Purchased in-process research and development expenses of $15.8 million were recorded as part of the 2000 non-recurring charge upon completion of the acquisition.

Total purchase cost of Centigram (in millions):
Cash	$173.6
Conversion of options	42.9

Total consideration	216.5
Direct transaction costs and expenses	4.5

Total purchase cost	$221.0

Allocation of the purchase price (in millions):
Tangible net assets acquired	$43.5
Goodwill and intangible assets acquired	149.6
Deferred compensation	12.1
In-process research and development	15.8

Total purchase price allocation	$221.0

        Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued compensation and accrued expenses. Goodwill and other identifiable assets resulting from the Centigram acquisition were being amortized over periods ranging from five to fifteen years.

  Other Transactions

        In addition to the transactions identified above, we made several smaller purchases during fiscal 2001 and fiscal 2000. The following table summarizes significant acquisitions made during the past three fiscal years, all of which were accounted for by the purchase method (in millions):

Company	Acquisition Date	Transaction Value
France Electronique S.A.'s telecom systems integration business	November 2000	$44.0
Computer Telecom Installations Ltd.	September 2000	$40.4
IBSEN Micro Structures A/S	May 2000	$78.5
NVision, Inc.	January 2000	$19.7

        We identify projects that do not have technological feasibility or other uses at the time of acquisition and record expense at the time of acquisition for these in-process research and development projects. Purchased in-process research and development expenses of $22.8 million in fiscal 2000 were associated with the purchase acquisitions of IBSEN Micro Structures and Centigram. Appraisals for each purchased in-process technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately will succeed.

        The inclusion of the above purchase acquisitions for periods prior to the date of acquisition would not have materially affected our results of operations. We sold the operations of Centigram on October 31, 2001, in connection with the sale of our enhanced services software product line. IBSEN and NVision were also divested in fiscal 2001 and fiscal 2002, respectively.

Note 6: Divestitures

        During fiscal 2002 and 2001, we sold non-strategic product lines in cable/broadcast TV transmission, broadband wireless transmission, broadcast TV video routing, enterprise access products, wireless components, optical components and enhanced services software. In addition, we closed down our Avidia Multiplexer, Cellworx transport and optical laser product lines, and the U.S. version of our iAN product line. These products did not meet our growth, profitability and market leadership criteria. Included in these product line sales and shut downs were domestic operations in California, Connecticut, Minnesota, New Jersey, Oregon and Pennsylvania, as well as international operations in Argentina, Australia, Austria, Denmark, Finland and Sweden. The sales of these assets generated approximately $2.3 million and $117.5 million, net of cash disposed, in fiscal 2002 and 2001, respectively. As a result of these divestitures and shutdowns, we recorded losses on sales or shutdown of approximately $6.7 million and $81.9 million in fiscal 2002 and 2001, respectively. Net sales and operating income (loss) of the product lines divested in fiscal 2002 and 2001 were as follows (unaudited) (in millions):

	2002	2001	2000
Net sales:
Broadband Infrastructure & Access	$14.9	$300.3	$566.3
Integrated Solutions	—	104.6	59.7

Total	$14.9	$404.9	$626.0

Operating income (loss)	$(96.8)	$(250.3)	$(58.9)

        In fiscal 2000, we recognized a $328.6 million gain on the divestiture of the microelectronics group by PairGain Technologies, Inc.

Note 7: Joint Ventures

        In January 2001 and December 2001, we entered into a total of three joint ventures with Competence Research and Development Ltd., an independent company. The joint ventures were established to share development risk and capital resources associated with the ongoing development of technology used in our iAN™, BroadAccess™ and Small Subscriber product lines. The joint ventures were successful in advancing the development of technology related to these product lines. When the joint ventures were established we held 34%, 20% and 49% interests, respectively, in the three joint venture entities. Because we did not have majority control over the joint ventures, these investments were accounted for using the equity method. Therefore, a pro rata portion of the joint ventures' profits or losses is reflected in our consolidated income statement as Other Income (Expense). In fiscal 2002 and 2001, we incurred approximately $2.6 million and $9.7 million, respectively, in equity losses related to these joint ventures.

        In December 2001, we purchased Competence's 66% interest in one of the joint ventures for $3.9 million in cash and assumption of approximately $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology. In February 2002, we purchased Competence's remaining interests in the other joint ventures for approximately $350,000 in cash and assumption of approximately $4.2 million in debt, the proceeds of which were used to fund the development of the technology. The debt was paid off immediately following the purchases. We recorded expense for in-process research and development projects associated with the purchase of Competence's interest in these ventures in fiscal 2002 of $10.5 million. In addition, $10.3 million was allocated to developed technology, which will be amortized over a period of seven years. Appraisals for purchased in-process and developed technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately will succeed.

Note 8: Employee Benefit Plans

        Retirement Saving Plans:    Substantially all employees are eligible to participate in our retirement saving plans. In the United States, we match employee contributions to our plan up to 6% of wages, and depending on our financial performance, we voluntarily may make an additional contribution up to 70% on 6% of wages. Employees are fully vested in all contributions at the time the contributions are made. Our contributions to our U.S. retirement savings plan were $15.3 million, $23.0 million and $22.5 million during fiscal 2002, 2001 and 2000, respectively. If so elected by the participants, the trustee for our U.S. retirement savings plan invests a portion of our cash contributions in our common stock. In addition, other retirement savings plans exist in other of our global locations, which are aligned with local custom practice. We contributed $3.4 million, $2.8 million and $2.0 million to our global (non-U.S.) retirement savings plans in fiscal 2002, 2001 and 2000, respectively.

        Global Employee Stock Purchase Plan:    We have a global employee stock purchase plan that is available to substantially all employees. Eligible employees may purchase our common stock through payroll deductions. Until April 2000, the discounted purchase price given to our employees on our stock was 85% of the market closing price of our stock at the end of each stock purchase period. Since April 2000, employees have been able to purchase our common stock at a price equal to the lower of 85% of the market closing price of our stock at the beginning or the end of each stock purchase period. We issued 4.8 million, 3.2 million, and 0.3 million shares of common stock pursuant to this plan during fiscal 2002, 2001, and 2000, respectively.

        Stock Award Plans:    We maintain a Global Stock Incentive plan to grant various stock awards, including stock options at fair market value and restricted shares, to key employees and to our non-employee directors. A maximum of 147.5 million stock awards can be granted under this plan; as of October 31, 2002, 56.1 million shares were available for stock awards. In December 2001, we adopted the 2001 Special Stock Option Plan and made a one-time option grant to non-executive employees to acquire an aggregate of 9.5 million shares to address acute retention and compensation considerations. All options granted under this plan were made at fair market value.

        The following schedule summarizes activity in all plans (shares in millions):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Restricted Shares
Outstanding at October 31, 1999	91.2	$9.48	0.4
Adjustment to conform year-end	(4.5)	—	—
Granted	38.7	15.69	3.3
Exercised	(20.0)	18.22	—
Restrictions lapsed	—	—	(0.4)
Canceled	(8.9)	12.57	—

Outstanding at October 31, 2000	96.5	13.84	3.3
Granted	30.6	12.65	0.2
Exercised	(7.5)	3.33	—
Restrictions lapsed	—	—	(2.3)
Canceled	(23.7)	17.24	(0.7)

Outstanding at October 31, 2001	95.9	12.30	0.5
Granted	43.0	4.24	1.9
Exercised	(1.2)	0.87	—
Restrictions lapsed	—	—	(0.4)
Canceled	(30.1)	11.09	(0.3)

Outstanding at October 31, 2002	107.6	$9.54	1.7

Exercisable at October 31, 2002	66.4	$11.04	—

        The following table contains details of our outstanding stock options as of October 31, 2002 (option shares in millions):

Range of Exercise Prices Between		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	$4.25	15.5	8.24	$2.57	6.4	$2.88
4.27	4.37	16.4	8.99	4.37	6.2	4.37
4.44	5.42	10.8	8.60	5.20	1.5	4.95
5.47	7.68	13.6	7.28	7.01	8.9	6.71
7.69	9.56	10.8	4.30	8.88	10.5	8.89
9.58	11.92	15.6	5.08	11.29	13.5	11.25
11.93	14.56	10.1	6.83	12.22	9.1	12.05
15.02	33.59	12.2	7.62	22.62	8.8	22.77
35.25	40.94	0.2	6.70	38.57	0.1	40.94
41.94	41.94	2.4	7.68	41.94	1.4	41.94

        The weighted average fair value per option at the date of grant for options granted in fiscal 2002, 2001 and 2000 was $2.27 per share, $8.74 per share and $13.98 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	2.43%	3.27%	5.91%
Expected dividend	—	—	—
Expected volatility factor	67.02%	93.2%	82.9%
Expected option term	4.3 years	4.4 years	4.5 years

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, a fair value-based method of accounting for employee stock options or similar equity instruments. As permitted under this standard, we have continued to account for employee stock options using the intrinsic-value method outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, we have recognized no compensation expense under either our stock incentive plan or non-employee director stock option plan.

        If compensation expense for our stock-based compensation plans had been determined based on the fair value on the grant dates consistent with the method of SFAS No. 123, our net income and earnings per share would have decreased to the pro forma amounts indicated below (in millions, except per share amounts):

	2002	2001	2000
Net Income (Loss)
As reported	$(1,145.0)	$(1,287.7)	$868.1
Pro forma	$(1,259.4)	$(1,393.7)	$765.7
Earnings (Loss) Per Share—Basic
As reported	$(1.44)	$(1.64)	$1.20
Pro forma	(1.58)	$(1.77)	$1.06
Earnings (Loss) Per Share—Diluted
As reported	$(1.44)	$(1.64)	$1.13
Pro forma	$(1.58)	$(1.77)	$0.99

        As a result of the issuance of Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25," we were required to record a non-cash stock compensation expense and deferred compensation expense related to the unvested portion of options issued in the purchase business combination of Centigram in the third quarter of fiscal 2000. The value attributed to unvested options of $12.1 million was allocated to deferred compensation expense and was amortized over the remaining vesting period. Non-cash stock compensation expense recorded in fiscal 2001 and 2000 relating to the Centigram acquisition was $6.0 million and $2.4 million, respectively. These options were cancelled shortly after the divestiture of Centigram on October 31, 2001. Further non-cash stock compensation expense of $10.4 million, $12.7 million and $44.7 million was recognized in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, as a result of unvested stock options and restricted stock converted into ADC stock awards in connection with the BAS acquisition. The exercise prices on the date of grant were deemed to be less than the estimated fair values of the stock awards. Expense is being recognized over the anticipated vesting period of the awards through fiscal 2005. Such amounts are reflected in non-cash stock compensation expense in the consolidated statements of operations.

        In addition, we incurred $3.9 million of deferred compensation expense in fiscal 2002 related to restricted stock issued as part of employee incentive plans, which was included in selling and administration expenses.

Note 9: Capital Stock and Accumulated Other Comprehensive Income

        Stock Splits:    All share and per share amounts, including stock options, have been restated to reflect our two separate two-for-one stock splits effected in the form of a common stock dividend, which were distributed on February 15, 2000 and July 17, 2000.

        Authorized Stock:    We are authorized to issue 1.2 billion shares of $0.20 par value common stock and 10.0 million shares of no par value preferred stock. There are no shares of preferred stock outstanding.

        Dividends:    No cash dividends have been declared or paid during the past three years.

        Earnings Per Share:    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations (in millions, except earnings per share):

	2002	2001	2000
Net income (loss)	$(1,145.0)	$(1,287.7)	$868.1
Earnings (loss) per share—basic	$(1.44)	$(1.64)	$1.20
Earnings (loss) per share—diluted	$(1.44)	$(1.64)	$1.13
Weighted average common shares outstanding—basic	795.6	787.0	721.6
Effect of dilutive securities	—	—	48.7
Weighted average common shares outstanding—diluted	795.6	787.0	770.3
Antidilutive stock options	110.8	64.6	7.3

        Stock options were antidilutive because they had an exercise price greater than the average market price during the year or due to the net loss in 2002 and 2001. If we had net income for fiscal 2002 and 2001, the diluted weighted average common shares outstanding would have increased by 2.3 million and 11.7 million shares, respectively.

        Shareowner Rights Plan:    We have a shareowner rights plan intended to preserve the long-term value of ADC to our shareowners by discouraging a hostile takeover. Under the shareowner rights plan, each outstanding share of our common stock has an associated common stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights became exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase shares of our common stock or stock of the company acquiring us at a price equal to one-half of the then-current value of such shares. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our board of directors prior to attempting a takeover. If our board of directors believes a proposed acquisition of ADC is in the best interests of ADC and our shareowners, our board of directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

  Accumulated Other Comprehensive Income:

        Accumulated other comprehensive income (AOCI) consists of the following (in millions):

	October 31,
	2002	2001	2000
Foreign currency translation adjustment	$(14.7)	$(17.0)	$(29.4)
Unrealized gain on available for sale securities, net of taxes	—	40.9	113.8

	$(14.7)	$23.9	$84.4

We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale security. When an available-for-sale security is sold or impaired, we remove the security's cumulative unrealized gain (loss), net of tax, from AOCI.

Note 10: Income Taxes

        The components of the provision (benefit) for income taxes are (in millions):

	2002	2001	2000
Current taxes:
Federal	$(233.4)	$(184.5)	$270.0
Foreign	(1.4)	(10.6)	6.3
State	(0.5)	1.0	33.8

	(235.3)	(194.1)	310.1
Deferred	498.1	(438.9)	282.2

Total provision (benefit)	$262.8	$(633.0)	$592.3

        The effective income tax rate differs from the federal statutory rate as follows:

	2002	2001	2000
Federal statutory rate	(35)%	(35)%	35%
Impairment charges	(4)	3	—
Research and development tax credits	(2)	—	—
Deferred tax asset valuation allowance	73	—	—
State income taxes, net	—	(1)	3
Acquisition and integration fees	(1)	—	3
Other, net	(1)	—	—

Effective income tax rate	30%	(33)%	41%

Deferred tax assets (liabilities) as of October 31, 2002 and 2001 are composed of the following (in millions):

	2002	2001
Current deferred tax assets (liabilities):
Asset valuation reserves	$41.5	$73.9
Unrealized gain on investments	—	(26.4)
Accrued liabilities	53.3	40.4
Other	3.5	19.1

Subtotal	98.3	107.0
Current deferred tax asset valuation allowance	(98.3)	—

Total	$—	$107.0

Non-current deferred tax assets (liabilities):
Intangible assets	$340.5	$311.1
Depreciation	(15.7)	(5.0)
Net operating loss and tax credit carryover	152.6	45.4
Restructuring charges and other	135.6	86.7

Subtotal	613.0	438.2
Non-current deferred tax asset valuation allowance	(613.0)	(71.1)

Total	$—	$367.1

        During the third quarter of fiscal 2002 we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based income statement become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses over the past two fiscal years and the full utilization of our loss carryback potential, we concluded that a full valuation allowance should be recorded. The total deferred tax asset valuation charge recorded in the consolidated statements of operations for fiscal 2002 and 2001 was $640.2 million and $9.4 million, respectively.

        During fiscal 2001, we made an election for U.S. tax purposes that gave rise to a $240.0 million non-current deferred tax asset. This election related to a business combination that was accounted for as a pooling-of-interests. Therefore, the recognition of this tax asset was recorded as an increase to paid-in capital.

        Federal and state operating loss carryforwards for tax purposes, available to offset future income, were approximately $70.6 million at October 31, 2002, and federal credit carryforwards were approximately $72.6 million. The federal carryforwards expire October 31, 2022, and the state carryforwards expire on various dates between October 31, 2007 and October 31, 2017. Foreign operating loss carryforwards were approximately $209.0 million at October 31, 2002, most of which are available for indefinite carryforward periods.

        The provision for foreign income taxes is based upon foreign pre-tax losses of approximately $248.6 million, $117.6 million and $37.4 million during fiscal 2002, 2001 and 2000, respectively.

        Deferred U.S. income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At October 31, 2002, the undistributed cumulative earnings of foreign subsidiaries were approximately $38.5 million.

Note 11: Impairment and Non-Recurring Charges

  Fiscal 2002 and 2001

        During the first quarter of fiscal 2001, we launched an initiative to focus our business on strategic and core operations and improve our operating performance by restructuring and streamlining our operations. This initiative included the discontinuance of some product lines, the sale and exit of non-strategic businesses and the consolidation of unproductive and duplicate facilities. This initiative also included the elimination of employee and contractor positions. Throughout fiscal 2001 and continuing throughout fiscal 2002, we took aggressive actions to achieve more cost-efficient operations.

        Impairment and non-recurring related charges by type of expense and where classified in the consolidated statements of operations are as follows for fiscal 2002 and 2001 (in millions):

Fiscal 2002	Impairment Charges	Non-recurring Charges	Cost of Sales	Selling and Administrative Charges	Total
Employee severance costs	$—	$53.1	$—	$—	$53.1
Facilities consolidation and lease termination	—	153.8	—	—	153.8
Fixed asset write-downs	212.0	—	—	—	212.0
Inventory and committed sales contracts	—	—	18.9	—	18.9
Goodwill write-downs	136.3	—	—	—	136.3
Purchased in-process research and development	—	10.5	—	—	10.5
Committed sales contracts— administrative	—	—	—	(5.7)	(5.7)
Other	—	2.2	—	—	2.2

Total	$348.3	$$219.6	$18.9	$(5.7)	$581.1

Fiscal 2001	Impairment Charges	Non-recurring Charges	Cost of Sales	Selling and Administrative Charges	Total
Employment severance costs	$—	$89.0	$—	$—	$89.0
Facilities consolidation	—	96.0	—	—	96.0
Fixed asset write-downs	207.2	—	—	—	207.2
Inventory and committed sales contracts	—	—	52.4	—	52.4
Goodwill write-downs	294.5	—	—	—	294.5
Committed sales contracts— administrative	—	—	—	24.5	24.5
Integration and acquisition costs	—	9.0	—	—	9.0
Other	—	1.4	—	3.9	5.3

Total	$501.7	$195.4	$52.4	$28.4	$777.9

        Non-Recurring Charges:    Employee severance costs relate to headcount reductions resulting from the closure of facilities and general terminations attributed to reduced sales forecasts. Our workforce was reduced by approximately 4,400 employees during fiscal 2002, which included approximately 2,900 employees impacted by reductions in force, with the remainder resulting from attrition and divestitures. During fiscal 2001, our workforce was reduced by 11,500 employees, which included approximately 7,400 employees impacted by reductions in force, with the remainder resulting from attrition. Additionally, in 2001 the reductions due to the divestiture of business units were effectively offset by the number of employees gained through our acquisition of CommTech and France Electronique's telecom systems integration business, which were completed in fiscal 2001. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted both business segments.

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

        Impairment Charges:    As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our goodwill and property and equipment assets for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 142, "Goodwill and other Intangible Assets." Refer to Note 12 for a description of our goodwill impairment charges. As a result of applying SFAS No. 121 to our property and equipment, a non-cash impairment charge was required. For fiscal 2002 and 2001, we recorded impairment charges of $212.0 million and $207.2 million, respectively.

        The following table provides detail on the activity and remaining restructuring accrual by type of charges (in millions):

Type of Charge	October 31, 2001	Net Additions (Reductions)	Cash Charges	Non-cash Charges	October 31, 2002
Employee severance costs	$22.3	$53.1	$58.4	—	17.0
Facilities consolidation	83.6	153.8	131.8	—	105.6
Inventory and committed sales contracts	3.8	18.9	—	22.7	—
Committed sales contracts administrative	11.1	(5.7)	3.8	—	1.6

Total	$120.8	$220.1	$194.0	$22.7	$124.2

Type of Charge	Initial Charges	Net Additions (Reductions)	Cash Charges	Non-cash Charges	October 31, 2001
Employment severance costs	$43.2	$45.8	$60.3	$6.4	$22.3
Facilities consolidation	40.2	55.8	10.1	2.3	83.6
Inventory and committed sales contracts	64.5	(12.1)	4.5	44.1	3.8
Committed sales contracts administrative	24.4	0.1	10.3	3.1	11.1

Total	$172.3	$89.6	$85.2	$55.9	$120.8

        The total adjustment made to the restructuring accrual for changes in assumptions was a $21.3 million and $30.2 million decrease for fiscal 2002 and 2001, respectively. The adjustment was primarily related to changes in the assumptions related to divested product lines as these product lines were sold or shut down prior to the completion of certain restructuring activities. This adjustment was recorded as an offset to the additions to the accrual, and thus is reflected in the "Net Additions" column in the respective tables above.

        We expect that substantially all of the remaining $17.0 million of cash expenditures relating to employee severance costs incurred through October 31, 2002 will be paid by the end of fiscal 2003. We expect that of the $105.6 million to be paid for the consolidation of facilities, approximately $66.7 million will be funded through the use of existing restricted cash, $27.1 million will be paid from unrestricted cash in fiscal 2003, and the balance will be paid over the respective lease terms of the facilities through 2008 from unrestricted cash. The remaining balance of $1.6 million for committed sales contracts—administrative will be paid out through fiscal 2003 as the committed sales contracts are completed.

        In addition to the restructuring accrual mentioned above, we have $20.0 million of assets held for sale ($11.5 million relates to our Broadband Infrastructure and Access segment and $8.5 million was not allocated to either of our segments). We classified these assets as "Held for Sale" after our decision to exit non-strategic product lines and to reduce the size of our global operations. We expect to sell or dispose of these assets before the end of fiscal 2003.

  Fiscal 2000:

        The following table summarizes fiscal 2000 non-recurring charges (in millions):

Acquisition and integration fees	$121.9
Restructuring the former Broadband Access and Transport Group	13.3
Purchased in-process research and development expenses (Note 5)	22.8

Total	$158.0

        As a result of our acquisition of PairGain in the third quarter of fiscal 2000, we recognized a charge of $64.5 million for the cost of integrating and aligning the operations of PairGain within our Broadband Infrastructure and Access segment. The components of this charge included $45.9 million in direct and indirect acquisition fees paid to investment bankers, attorneys and other outside advisors, as well as $18.6 million in employee retention, transition and severance payments, relocation expenses and realignment of product lines and facilities.

        Upon the completion of our acquisitions of Altitun in the third quarter of fiscal 2000 and BAS in the fourth quarter of fiscal 2000, accounted for as a pooling of interests, we recognized $35.9 million and $20.6 million, respectively, in acquisition fees. These fees are direct and indirect incremental costs associated with these combinations, primarily consisting of fees paid to investment bankers, attorneys and other outside advisors. We also incurred $0.9 million of integration costs associated with the acquisition of Centigram in the third quarter of fiscal 2000.

        During the third quarter of fiscal 2000, our management approved a restructuring plan in connection with our acquisition of PairGain. These merger-related actions included the elimination of redundant and excess facilities, workforce, and administrative overhead and systems, as well as transition to our shared services. The total estimated charges related to this restructuring plan were $5.5 million. The charges included $4.0 million in employee termination costs and $1.5 million in the elimination of redundant financial and operating systems. This restructuring plan was completed in the first quarter of fiscal 2001.

        During the fourth quarter of fiscal 2000, our management approved restructuring plans including initiatives to consolidate unproductive and duplicative facilities and dispose of product lines that no longer fit our current focus and growth strategy, and to merge the international sales operations within the Broadband Infrastructure and Access segment. The total estimated charges recorded relating to these restructuring plans were $7.8 million. These charges included $0.7 million for employee termination costs, $4.1 million for the discontinuance of old-generation Teledata products and a customer development project, and $3.0 million in facilities closing costs and consolidation of international sales operations. These restructuring plans were completed in the second quarter of fiscal 2001.

Note 12: Goodwill

        On November 1, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard, purchased goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. The adoption of the standard required an initial impairment test as of November 1, 2001. We obtained an independent appraisal to assess the fair value of our business units to determine whether goodwill carried on our books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the fair value of our business units. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. We used a discount rate of 19.9% in our calculations. Based upon this independent appraisal, we determined that our current goodwill balances were not impaired as of November 1, 2001.

        During fiscal 2002, we made the decision to exit our optical components business due to the continued downturn in the telecommunications industry coupled with future forecasts that indicated losses in this area of the business. As a result of our decision to exit the optical components business, we re-evaluated the fair value of this business and ultimately wrote off $36.6 million of goodwill that we had recorded as a result of optical component business acquisitions in prior years. During the fourth quarter, we performed the annual goodwill impairment test and assessed the fair value of our remaining business units to determine whether goodwill carried on our books was impaired and the extent of such impairment. We used the income approach to measure the fair value of goodwill using a discount rate of 21.0%. After performing this evaluation it was evident that a significant impairment of goodwill had occurred because of a steep decline in forecasted revenues. Accordingly, an impairment charge of $85.5 million related to our Integrated Solutions segment and $14.2 million related to our Broadband Infrastructure and Access segment was recognized in addition to the optical component goodwill impairment. At October 31, 2002, we had $3.8 million of goodwill related solely to our Integrated Solutions segment on our consolidated balance sheet.

        We will continue to reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

        The following table adjusts net income (loss) for goodwill amortization expense recognized for the years ended October 31 (in millions, except for earnings (loss) per share):

	2002	2001	2000
Reported net income (loss)	$(1,145.0)	$(1,287.7)	$868.1
Add back: Goodwill amortization, net of taxes	—	44.9	29.5

Adjusted net income (loss)	$(1,145.0)	$(1,242.8)	$897.6

Diluted earnings per share:
Reported net income (loss)	$(1.44)	$(1.64)	$1.13
Goodwill amortization	—	0.06	0.04

Adjusted net income (loss)	$(1.44)	$(1.58)	$1.17

Note 13: Derivative Instruments and Hedging Activities

        We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on November 1, 1999. In doing so, we did not incur any transition adjustments to earnings.

        We sometimes hedge forecasted foreign currency transactions. Derivatives entered into for this purpose are classified as cash-flow hedges. Foreign currency cash flows may arise from cross-border transactions principally in the Euro, Great British pound, Australian dollar and Canadian dollar. Changes in the fair value of the effective portion of the derivatives are reported as a separate component of shareowners' investment in accumulated other comprehensive income (loss). Changes in the fair value of the derivatives deemed to be ineffective are reported in current period earnings. We utilize foreign exchange forward contracts to reduce the currency risk of non-functional current assets and liabilities. Such foreign exchange forward contracts are classified as fair value hedges and are reported in current-period earnings along with the re-evaluation of the underlying exposure.

        As of October 31, 2001, we participated in a market-price collar arrangement that locks in a price range for the sale of certain shares held as investments, thereby guaranteeing a minimum selling price. Such derivatives were treated as cash flow hedges. Changes in the value of these derivatives were reported as a separate component of shareowners' investment in accumulated other comprehensive income (loss). During fiscal 2002, we completely settled our investment collar and recognized a gain of $66.5 million when we sold such shares.

        We formally document all relations between foreign exchange forward contracts and the related exposure items, as well as our risk-management objectives and strategies for undertaking these positions. We formally assess, both at the inception of each contract and on an ongoing basis, whether the derivatives that are used in these transactions are highly effective in offsetting changes in the fair values or cash flows of the exposed items.

        The following table presents a summary of the notional amount and fair value of our foreign exchange forward contracts at October 31, 2002 (in millions):

	Notional Amount	Fair Value
Fair value hedges	$162.8	$0.4

        Our foreign exchange forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect to realize any material losses as a result of defaults by other parties.

Note 14: Commitments and Contingencies

        Vendor Financing:    We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of October 31, 2002, 2001 and 2000, we had commitments to extend credit of $58.0 million, $166.9 million and $380.0 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was approximately $20.9 million, $80.2 million and $35.0 million, respectively, as of October 31, 2002, 2001 and 2000. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us. Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At October 31, 2002, we have recorded approximately $12.7 million in loss reserves in the event of non-performance related to these financing arrangements.

        During fiscal 2002, we financed the sale of a participation interest in one of our vendor financing notes receivable for cash equal to $10.5 million. This sale was without any discount to the face amount of the receivable, was with full recourse to us, and our recourse obligation is secured by a letter of credit. We accounted for this sale of a participation interest as a loan, and thus recorded a $10.5 million long-term note payable. See Note 4.

        Letters of Credit:    As of October 31, 2002, we had $19.3 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

        Operating Leases:    Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2017. The rental expense included in the accompanying consolidated statements of operations was $48.8 million, $49.8 million and $25.6 million for fiscal 2002, 2001 and 2000, respectively.

        We are a party to four operating lease agreements related to certain of our facilities, including our Eden Prairie, Minnesota headquarters facility. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases, which are sometimes referred to as "synthetic leases," contain minimum residual value guarantees by us at the end of the lease term and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the purchase option price, not to exceed the amount of the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $149.0 million and $116.0 million, respectively. Our obligations under these leases are secured by $149.0 million in cash collateral, which is classified as restricted cash on our consolidated balance sheet.

        During the fourth quarter of fiscal 2002, we concluded that the fair market value of our headquarters facility was significantly less than the minimum value we had guaranteed the lessor. As we intend to occupy this facility in the long-term, we amended this lease to extend the lease term by an additional two years. In connection with this amendment, we paid the lessor $85.5 million from our restricted cash, which was the difference between the existing purchase option price and the current fair market value of the facility, and obtained a reduction in the purchase option price and minimum residual value guarantee. We also recorded a non-recurring charge of $84.3 million related to this payment.

        With the exception of our world headquarters facility, we do not intend to continue to occupy the other three leased facilities for the full lease term. Accordingly, we are attempting to sell these facilities. In order for us to sell these leased facilities, we must first purchase the facilities from the lessor for the purchase option price (which we will fund through the use of restricted cash). As the fair market value of these facilities is likely to be less than the amount payable to the lessor for the purchase option price, we may incur non-recurring charges related to the disposal of these leased facilities. The net sales proceeds obtained from a buyer of these facilities would be available to us as unrestricted cash. In November of fiscal 2003, we purchased one of these leased facilities from the lessor for $21.0 million, using the restricted cash pledged for this lease to pay the purchase price, and immediately sold the facility for $5.8 million. The $5.8 million sales proceeds are available to us as unrestricted cash.

        With the exception of the rent payments for our world headquarters facility, the table of future minimum operating lease payments below excludes any payments relating to the long-term operating leases discussed above because such payments are included in our restructuring accrual discussed in Note 11.

        The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2002 (in millions):

2003	$26.9
2004	23.3
2005	19.6
2006	16.7
2007 and thereafter	39.8

Total	$126.3

        Contingencies:    We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business. The amount of monetary liability, if any, resulting from an adverse result in any of such lawsuits, proceedings and claims in which we are a defendant cannot be determined at this time. However, in the opinion of management, the aggregate amount of liability under these lawsuits, proceedings and claims will not have a material adverse effect on our consolidated results of operations or financial condition.

        Change of Control:    Our board of directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of ADC.

Note 15: Segment Information

        We have two reportable segments: Broadband Infrastructure and Access, and Integrated Solutions. Broadband Infrastructure and Access products consist of:

  •
  connectivity devices that provide the physical contact points needed to connect different communications network elements and gain access to communications system channels; and
  •
  access and transport systems that provide broadband, multiservice delivery capabilities within service provider networks.

        Connectivity devices assist in the installation, testing, monitoring, accessing, managing, reconfiguring, splitting and multiplexing of communications systems channels within service providers' serving offices and the last mile/kilometer portion of communications networks. These products include broadband connection and access devices for copper, coaxial cable, fiber, wireless and broadcast communications networks. Access and transport systems deliver broadband, multiservice communications to consumers and businesses over copper, coaxial cable and fiber networks. Broadband Infrastructure and Access products are used throughout the world in telephone, cable television, Internet, and wireless communications networks to deliver internet, data, video, and voice services to businesses and consumers.

        Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software that aid communications service providers in the provisioning, delivery and billing of broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks and OSS applications that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

        Our segments currently reflect changes made in connection with our restructuring initiative. As a result of changes in fiscal 2001, our former Broadband Connectivity and Broadband Access and Transport segments were consolidated into a single Broadband Infrastructure and Access segment. We made no changes to the reporting of the Integrated Solutions segment. All prior period results have been restated to reflect these changes.

        Accounting policies used by the segments are the same as those described in Note 1 to the Consolidated Financial Statements.

        Intersegment sales were not significant. The following costs are not allocated to segment results:

  •
  Non-recurring and other restructuring-related charges;
  •
  Impairment charges;
  •
  Non-cash stock compensation expenses; and
  •
  Goodwill amortization resulting from acquisitions.

        Corporate assets, which are included in "Unallocated Items," primarily consist of cash and investments, which are managed centrally, and goodwill. Capital expenditures do not include amounts arising from the purchase of businesses.

        Sales outside of the United States to external customers are determined on a "shipped-to" basis. No single country has property and equipment sufficiently material enough to warrant disclosure. In fiscal 2002, sales to one customer comprised 10.6% of our net sales. No single customer accounted for more than 10% of net sales in fiscal 2001 or 2000.

        The following table sets forth certain financial information for each of our functional operating segments described above, as well as certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

Segment Information (in millions)	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
2002
External sales:
Products	$715.1	$94.2	$—	$809.3
Services	—	238.4	—	238.4

Total external sales	715.1	332.6	—	1,047.7

Depreciation and amortization	25.1	10.4	69.2	104.7
Impairment, non-recurring and other restructuring-related charges and non-cash stock compensation expense	—	—	(591.5)	(591.5)
Operating loss	(208.7)	(32.0)	(637.5)	(878.2)
Other income (expense), net	—	—	(4.0)	(4.0)
Pre-tax loss	(208.7)	(32.0)	(641.5)	(882.2)
Capital expenditures	8.2	4.4	13.0	25.6
Assets	354.7	269.5	520.0	1,144.2

2001
External sales:
Products	1,810.0	233.7	—	2,044.5
Services	—	358.3	—	358.3

Total external sales	1,810.0	592.0	—	2,402.8

Depreciation and amortization	101.3	20.6	75.9	197.8
Impairment, non-recurring and other restructuring-related charges and non-cash stock compensation expense	—	—	(796.6)	(796.6)
Operating loss	(99.2)	(45.3)	(886.8)	(1,031.3)
Other income (expense), net	—	—	(889.4)	(889.4)
Loss before income taxes	(99.2)	(45.3)	(1,776.2)	(1,920.7)
Capital expenditures	186.4	13.0	41.8	241.2
Assets	1,517.3	403.7	578.7	2,499.7

2000
External sales:
Products	2,774.0	203.8	—	2,977.8
Services	—	310.1	—	310.1

Total external sales	2,774.0	513.9	—	3,287.9

Depreciation and amortization	91.5	16.9	37.8	146.2
Impairment, non-recurring and other restructuring-related charges and non-cash stock compensation expense	—	—	(205.1)	(205.1)
Operating income (loss)	626.1	20.6	(280.8)	365.9
Other income (expense), net	—	—	1,094.5	1,094.5
Income before income taxes	626.1	20.6	813.7	1,460.4
Capital expenditures	320.0	22.7	32.6	375.3
Assets	1,759.6	386.2	1,824.7	3,970.5

Geographic Information (in millions)	2002	2001	2000
Sales:
Outside the United States	$283.6	$692.2	$708.1
Inside the United States	764.1	1,710.6	2,579.8

Total	$1,047.7	$2,402.8	$3,287.9

Property and Equipment, Net:
Outside the United States	$46.6	$176.4	$143.2
Inside the United States	160.2	437.6	465.4

Total	$206.8	$614.0	$608.6

Note 16: Quarterly Financial Data (Unaudited in millions, except earnings per share)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
2002
Net Sales	$293.5		$298.4		$235.1		$220.7		$1,047.7
Gross Profit	94.8		73.7		33.0		45.0		246.5
Loss Before Income Taxes	(69.9)		(133.0)		(297.5)		(381.8)		(882.2)
Provision (Benefit) for Income Taxes	(25.1)		(43.8)		331.7		—		262.8

Net Loss	$(44.8	)(1)	$(89.2	)(2)	$(629.2	)(3)	$(381.8	)(4)	$(1,145.0)

Average Common Shares Outstanding— Basic & Diluted	793.4		794.9		796.4		797.6		795.6

Loss Per Share—Basic & Diluted	$(0.06)		$(0.11)		$(0.79)		$(0.48)		$(1.44)

2001
Net Sales	$811.3		$652.4		$547.5		$391.6		$2,402.8
Gross Profit	310.8		122.3		177.7		114.2		725.0
Income Before Income Taxes	(10.6)		(1,459.2)		(86.8)		(364.1)		(1,920.7)
Benefit for Income Taxes	(3.0)		(414.0)		(28.7)		(187.3)		(633.0)

Net Loss	$(7.6	)(5)	$(1,045.2	)(6)	$(58.1	)(7)	$(176.8	)(8)	$(1,287.7)

Average Common Shares Outstanding— Basic & Diluted	782.8		786.0		787.8		789.7		787.0

Loss Per Share—Basic & Diluted	$(0.01)		$(1.33)		$(0.07)		$(0.22)		$(1.64)

(1)
Includes $2.8 million non-cash stock compensation expense; $3.0 million restructuring charges; $1.9 million impairment charges; $2.4 million loss related to write-down of investment portfolio; and $7.0 million gain on sale of investments.
(2)
Includes $2.6 million non-cash stock compensation expense; $57.3 million restructuring and in-process research and development charges; $16.8 million impairment charges; non-recurring non-operating gain of $26.2 million related to a patent infringement settlement; $0.7 million loss related to the sale of a divested product lines; $19.9 million loss related to write-down of investment portfolio; and $24.2 million gain on sale of investments.
(3)
Includes $2.5 million non-cash stock compensation expense; $33.1 million restructuring charges; $160.1 million impairment charges; $4.8 million loss related to the sale of a divested product line; $21.6 million loss related to the write-down of investment portfolio; $35.3 million gain on sale of investments; and $438.4 million charges related to deferred tax asset reserves as well as tax benefit adjustments due to tax law changes.

(4)
Includes $2.5 million non-cash stock compensation expense; $139.4 million restructuring charges; $169.5 million impairment charges; $1.2 million loss related to sale of divested product lines; $7.0 million loss related to the write-down of investment portfolio; $1.3 million gain on sale of investments; and $1.2 million loss related to sale of divested product lines.
(5)
Includes $5.3 million net-of-tax, non-cash stock compensation expense and non-recurring charges; $48.9 million net-of-tax restructuring charges; and $5.0 million net-of-tax impairment charges.
(6)
Includes $9.5 million net-of-tax, non-cash stock compensation expense and non-recurring charges; $76.7 million net-of-tax restructuring charges; $368.8 million net-of-tax impairment charges; non-recurring non-operating loss of $496.5 million net-of-tax related to the write-down of the investment portfolio; and $21.4 million net-of-tax gain on investment related activities.
(7)
Includes $5.2 million net-of-tax, non-cash stock compensation expense and non-recurring charges; $21.9 million net-of-tax restructuring charges; $4.1 million net-of-tax impairment charges; non-recurring non-operating loss of $16.8 million net-of-tax related to the write-down of the investment portfolio; $26.7 million net-of-tax gain on investment related activities; and $3.7 million net-of-tax gain on divestiture of product lines.
(8)
Includes $10.5 million net-of-tax, non-cash stock compensation expense and non-recurring charges; $62.4 million net-of-tax restructuring charges; $(34.3) million net-of-tax impairment charges; non-recurring non-operating loss of $28.1 million net-of-tax related to the write-down of the investment portfolio; $1.8 million net-of-tax gain on investment related activities; and $56.9 million net-of-tax loss on divestiture of product lines.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On May 21, 2002, the Board of Directors of ADC, with the unanimous recommendation of the Audit Committee of the Board of Directors, dismissed Arthur Andersen LLP ("Andersen") as ADC's independent public accountants, effective immediately on that date.

        The audit reports of Andersen on the consolidated financial statements of ADC for the fiscal years ended October 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During ADC's fiscal years ended October 31, 2001 and 2000, and through the date of Andersen's dismissal: (a) there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with Andersen's report on ADC's consolidated financial statements for such years; and (b) there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

        ADC provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16-a is a copy of Andersen's letter, dated May 22, 2002, stating its agreement with such statements.

        Also on May 21, 2002, the Board of Directors of ADC, with the unanimous recommendation of the Audit Committee of the Board of Directors, appointed Ernst & Young LLP as ADC's independent public accountant for ADC's fiscal year ending October 31, 2002, effective immediately. During ADC's fiscal years 2000 and 2001 and through May 21, 2002, neither ADC nor anyone acting on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on ADC's consolidated financial statements, or any other matters or reportable events listed in Item 304((a)(2)(ii) of Regulation S-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The section of Item 1 of this Form 10-K entitled "Executive Officers of the Registrant" is incorporated by reference into this Item 10.

        The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2003 Annual Meeting of Shareowners, which will be filed with the SEC on or before January 31, 2003 (the "Proxy Statement"), are incorporated into this Form 10-K by reference.

Item 11. EXECUTIVE COMPENSATION

        The section of the Proxy Statement entitled "Executive Compensation" is incorporated into this Form 10-K by reference (except for the information set forth under the subcaption "Compensation Committee Report on Executive Compensation," which is not incorporated into this Form 10-K).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The sections of the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" are incorporated by reference into this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section of the Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated by reference into this Form 10-K.

Item 14. CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.        Financial Statements

        The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K.

  Report of Independent Auditors

  Report of Independent Public Accountants

  Consolidated Statements of Operations for the years ended October 31, 2002, 2001 and 2000

  Consolidated Balance Sheets as of October 31, 2002 and 2001

  Consolidated Statements of Shareowners' Investment for the years ended October 31, 2002, 2001 and 2000

  Consolidated Statements of Cash Flows for the years ended October 31, 2002, 2001 and 2000

  Notes to Consolidated Financial Statements

  Five-Year Selected Consolidated Financial Data for the years ended October 31, 1998 through
      October 31, 2002 is located in Item 6 of this Form 10-K

        2.        Financial Statement Schedules

        All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which is included as Exhibits 99-c and 99-d to this Form 10-K, as filed with the SEC.

        3.        Listing of Exhibits

(a)
See Exhibit Index on page 79 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at cost.

(b)
There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

(c)
See Item 15(a)(3) above.

(d)
See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
Dated: January 10, 2003	By:	/s/ RICHARD R. ROSCITT Richard R. Roscitt Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RICHARD R. ROSCITT Richard R. Roscitt	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	Dated: January 10, 2003
/s/ ROBERT E. SWITZ Robert E. Switz	Executive Vice President, Chief Financial Officer (principal financial officer)	Dated: January 10, 2003
/s/ GOKUL V. HEMMADY Gokul V. Hemmady	Vice President, Controller and Treasurer (principal accounting officer)	Dated: January 10, 2003
Robert Annunziata*	Director
John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
B. Kristine Johnson*	Director
Jean-Pierre Rosso*	Director
Larry W. Wangberg*	Director
John D. Wunsch*	Director
Charles D. Yost*	Director
*By:	/s/ ROBERT E. SWITZ Robert E. Switz Attorney-in-Fact	Dated: January 10, 2003

        I, Richard R. Roscitt, the Chairman of the Board, President and Chief Executive Officer of ADC Telecommunications, Inc., certify that:

        1.    I have reviewed this Annual Report on Form 10-K of ADC Telecommunications, Inc.;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements and other information included in this Annual Report fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  •
  designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

  •
  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003	/s/ RICHARD R. ROSCITT
Richard R. Roscitt Chairman of the Board, President and Chief Executive Officer

        I, Robert E. Switz, the Executive Vice President and Chief Financial Officer of ADC Telecommunications, Inc., certify that:

        1.    I have reviewed this Annual Report on Form 10-K of ADC Telecommunications, Inc.;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

        3.    Based on my knowledge, the financial statements and other information included in this Annual Report fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  •
  designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

  •
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

  •
  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

  •
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  •
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003	/s/ ROBERT E. SWITZ
Robert E. Switz Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

        The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit Number	Description
3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., as amended. (Incorporated by reference to Exhibit 4.1 to ADC's Registration Statement on Form S-3 dated April 15, 1997.)
3-b
Articles of Amendment dated January 20, 2000, to Restated Articles of Incorporation of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4.6 to ADC's Registration Statement on Form S-8 dated March 14, 2000.)
3-c
Articles of Amendment dated June 23, 2000, to Restated Articles of Incorporation of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-g to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2000.)
3-d	Restated Bylaws of ADC Telecommunications, Inc. effective July 30, 2002. (Incorporated by reference to Exhibit 4-e to ADC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
4-b
Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Wells Fargo Bank Minnesota, N.A. (f/k/a Norwest Bank Minnesota, National Association) (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC's Form 8-K dated December 11, 1995.)
4-c
Amendment, dated as of October 6, 1999, to Second Amended and Restated Rights Agreement between ADC Telecommunications, Inc. and Wells Fargo Bank Minnesota, N.A. (f/k/a Norwest Bank Minnesota, National Association). (Incorporated by reference to Exhibit 4-b to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.)
4-d
Amendment No. 2 dated as of November 15, 2000, to Second Amended and Restated Rights Agreement among ADC Telecommunications, Inc., Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, National Association) and Computershare Investment Services, LLC. (Incorporated by reference to Exhibit 4.8 to ADC's Registration Statement on Form S-8 dated February 28, 2001.)
10-a*
ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through February 19, 2002. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10-b*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-e to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)
10-c*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2002. (Incorporated by reference to Exhibit 10-d to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-d*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2003.
10-e*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan for Fiscal Year 2001. (Incorporated by reference to Exhibit 10-h to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.)

10-f*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan, as amended and restated effective as of November 1, 2001. (Incorporated by reference to Exhibit 10-g to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-g*	Amendment 1 to the ADC Telecommunications, Inc. Executive Incentive Exchange Plan, effective as of November 1, 2002.
10-h*
ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-i to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-i*
ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10-j*	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10-k*	ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002.
10-l*
Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc., restated as of March 1, 2002. (Incorporated by reference to Exhibit 10-d to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10-m*
ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-n*
Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-o*
ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10-p*
Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10-q*
ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement), as amended and restated as of effective January 1, 2002. (Incorporated by reference to Exhibit 10-r to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-r*
Employment Agreement dated January 28, 2001, between ADC Telecommunications, Inc. and Richard R. Roscitt. (Incorporated by reference to Exhibit 10-d to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)
10-s*	Amendment No. 1 dated November 27, 2002, to Employment Agreement between ADC Telecommunications, Inc. and Richard R. Roscitt.
10-t*
Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement utilized with respect to option grants beginning in ADC's 2002 fiscal year (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-e to ADC's Quarterly Report for the quarter ended January 31, 2002.)
10-u*
Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-v*
Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC's 2002 fiscal year. (Incorporated by reference to Exhibit 10-g to ADC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10-w*	Restricted Stock Award Agreement, dated as of October 31, 2002, between ADC Telecommunications, Inc. and Jay T. Hilbert.
10-x*
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
10-bb
First Amendment to Participation Agreement, dated as of January 29, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-bb to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-cc
Second Amendment to Participation Agreement, dated as of August 24, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-cc to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-dd
Third Amendment to Participation Agreement and Lease, dated as of October 31, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-dd to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-ee
Fourth Amendment to Participation Agreement, dated as of December 11, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-ee to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-ff
Fifth Amendment to Participation Agreement, dated as of December 31, 2001, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-ff to ADC's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-gg
Sixth Amendment to Participation Agreement, dated as of April 18, 2002, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto. (Incorporated by reference to Exhibit 10-a to ADC's Form 8-K dated May 1, 2002.)
10-hh
Seventh Amendment to Participation Agreement, dated as of July 31, 2002, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.
10-ii
Eighth Amendment to Participation Agreement, dated as of October 29, 2002, among ADC Telecommunications, Inc., Lease Plan North America, Inc., ABN AMRO Bank N.V. and the Participants named on Schedule I thereto.

10-jj*	ADC Telecommunications, Inc. Executive Management Incentive Plan.
10-kk*	ADC Executive Stock Ownership Program (January 2002).
10-ll*	Summary of Executive Perquisite Allowances.
16-a	Arthur Andersen LLP letter dated May 22, 2002 (Incorporated by reference to Exhibit 16-1 to ADC's Form 8-K filed on May 22, 2002.)
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Ernst & Young LLP.
24-a	Power of Attorney.
99-a	Cautionary Statement Regarding Forward-Looking Statements.
99-b	Certifications required by Section 906 of Sarbanes-Oxley Act.
99-c	Report of Ernst & Young LLP and Schedule II.
99-d	Report of Arthur Andersen LLP and Schedule II.

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
FIVE-YEAR FINANCIAL SUMMARY Years ended October 31 (dollars in millions, except per share data)
Consolidated Statements of Operations (in millions, except earnings per share)
Consolidated Balance Sheets (in millions)
Consolidated Statements of Shareowners' Investment (in millions)
Consolidated Statements of Cash Flows (in millions)
Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
EXHIBIT INDEX