Form 10-Q
period 2003-01-31
ADC TELECOMMUNICATIONS INC
filed 2003-03-14
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Common stock, $.20 par value:  801,929,103 shares as of March 10, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	January 31, 2003	October 31, 2002

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$366.3	$278.9
Available-for-sale securities	2.7	0.5
Accounts receivable, net	105.0	115.1
Unbilled revenue	22.7	25.8
Inventories, net	91.8	94.9
Prepaid income taxes	43.9	126.6
Prepaid and other current assets	31.8	44.5

Total current assets	664.2	686.3

PROPERTY AND EQUIPMENT, net	190.7	206.8
ASSETS HELD FOR SALE	15.7	20.0
RESTRICTED CASH	142.5	177.0
OTHER ASSETS	50.3	54.1

Total assets	$1,063.4	$1,144.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$62.3	$73.0
Accrued compensation and benefits	66.1	74.1
Restructuring accrual	81.0	124.2
Other accrued liabilities	128.4	110.8
Notes payable	15.8	15.7

Total current liabilities	353.6	397.8

LONG-TERM NOTES PAYABLE	14.3	10.8
OTHER LONG-TERM LIABILITIES	3.2	3.4

Total liabilities	371.1	412.0

SHAREOWNERS’ INVESTMENT (801.8 and 799.6 shares outstanding, respectively)	692.3	732.2

Total liabilities and shareowners’ investment	$1,063.4	$1,144.2

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three Months Ended January 31,
	2003	2002
NET SALES:
Product	$151.8	$228.6
Service	48.1	64.9
TOTAL NET SALES	199.9	293.5

COST OF SALES:
Product	86.7	156.7
Service	42.4	42.0
TOTAL COST OF SALES	129.1	198.7

GROSS PROFIT	70.8	94.8

EXPENSES:
Research and development	32.3	44.2
Selling and administration	64.0	111.1
Impairment charges	10.3	1.9
Non-recurring charges	8.2	3.0

Total expenses	114.8	160.2

OPERATING LOSS	(44.0)	(65.4)

OTHER INCOME (EXPENSE), NET	2.5	(4.5)

LOSS BEFORE INCOME TAXES	(41.5)	(69.9)
BENEFIT FOR INCOME TAXES	—	(25.1)

NET LOSS	$(41.5)	$(44.8)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	801.1	793.4

LOSS PER SHARE (BASIC AND DILUTED)	$(0.05)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Three Months Ended January 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(41.5)	$(44.8)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	15.3	27.7
Fixed asset impairment charges	10.3	1.9
Provision for losses on receivables	1.1	—
Inventory reserves	1.1	—
Non-cash stock compensation	2.1	2.8
Change in deferred income taxes	—	(0.9)
Loss on write-down of investments	2.7	2.4
Gain on sale of investments	(4.7)	(7.0)
Loss on sale of business	2.8	—
(Gain) loss on sale of fixed assets	(0.5)	3.7
Other	0.3	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	24.1	79.9
Inventories	0.6	21.6
Prepaid and other assets	105.3	149.2
Accounts payable	(17.4)	(54.6)
Accrued liabilities	(51.4)	(49.8)

Total cash provided by operating activities	50.2	132.1

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(3.9)
Divestitures, net of cash disposed	0.5	—
Property and equipment additions, net of disposals	(5.7)	(16.6)
Change in restricted cash	34.5	—
Sale of available-for-sale securities, net	—	7.2
Sale (purchase) of long-term investments, net	4.0	(0.6)

Total cash provided by (used) for investing activities	33.3	(13.9)

FINANCING ACTIVITIES:
Proceeds (repayments) of debt	3.1	(2.0)
Common stock issued	0.3	0.6

Total cash provided by (used for) financing activities	3.4	(1.4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0.5	0.3

INCREASE IN CASH AND CASH EQUIVALENTS	87.4	117.1
CASH AND CASH EQUIVALENTS, beginning of period	278.9	348.6

CASH AND CASH EQUIVALENTS, end of period	$366.3	$465.7

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION—UNAUDITED

(In millions, except earnings per share)

	1st Quarter 2003	4th Quarter 2002	3rd Quarter 2002	2nd Quarter 2002
NET SALES
Product	$151.8	$167.8	$177.7	$235.1
Service	48.1	52.9	57.4	63.2
TOTAL NET SALES	199.9	220.7	235.1	298.3

COST OF SALES
Product	86.7	132.6	149.1	170.9
Service	42.4	43.1	53.0	53.7
TOTAL COST OF SALES	129.1	175.7	202.1	224.6

GROSS PROFIT	70.8	45.0	33.0	73.7

EXPENSES:
Research and development	32.3	35.0	52.2	51.4
Selling and administration	64.0	59.7	94.9	108.2
Impairment charges	10.3	169.5	160.1	16.8
Non-recurring charges	8.2	139.5	19.3	57.8

Total expenses	114.8	403.7	326.5	234.2

OPERATING LOSS	(44.0)	(358.7)	(293.5)	(160.5)
OTHER INCOME (EXPENSE), NET:
Interest	1.1	3.1	2.3	2.2
Loss on sale of product lines	(2.8)	(1.2)	(4.8)	(0.8)
Gain (loss) on write-down or sale of investments	2.0	(5.7)	13.7	4.3
Gain (loss) on sale of fixed assets	0.5	(11.6)	(5.3)	1.4
Loss on equity investment	—	—	(3.0)	(0.1)
Gain on patent infringement settlement	—	—	—	26.2
Other	1.7	(7.7)	(6.9)	(5.7)

LOSS BEFORE INCOME TAXES	(41.5)	(381.8)	(297.5)	(133.0)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	331.6	(43.8)

NET LOSS	$(41.5)	$(381.8)	$(629.1)	$(89.2)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	801.1	797.6	796.4	794.9

LOSS PER SHARE (BASIC AND DILUTED)	$(0.05)	$(0.48)	$(0.79)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the quarter ended January 31, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements.  In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 superseded Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS. No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities.  SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  EITF No. 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date an entity commits to an exit plan.  We adopted this standard on January 1, 2003, which was the standard’s effective date.  The standard did not materially impact our consolidated financial results or financial position upon adoption.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which requires a guarantor to recognize and measure certain types of guarantees at fair value.  In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions.  The disclosure requirements are effective for financial statements with interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We adopted the initial recognition and measurement provision as well as the disclosure provision of Interpretation No. 45 during the first quarter of fiscal 2003.  The initial recognition and measurement provisions did not have a material impact on our consolidated financial results or financial position.  See Note 10 for guarantee disclosure information.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The provisions of SFAS No. 148 amend SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements.  The transition provisions of SFAS No. 148 will not have a material impact on our financial results, as we do not plan to adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing of stock options.  The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.  Accordingly, we will adopt the disclosure provisions of this standard in the second quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics:  (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur.  Interpretation No. 46 is applicable immediately for all variable interests created after

January 31, 2003.  For all variable interest entities created before February 1, 2003, the provisions of this interpretation are effective in the first fiscal year or interim period beginning after June 15, 2003.  In accordance with Interpretation No. 46, we will be required to consolidate three operating leases related to certain of our facilities, generally known as “synthetic leases,” beginning in the fourth quarter of fiscal 2003.  Assuming there are no changes to these leases, the carrying amounts of these assets will be recognized at the amounts the assets would have been carried at in the consolidated financial statements if the interpretation had been effective when we first entered into these leases.  With the exception of these operating leases, Interpretation No. 46 is not expected to have a material impact on our consolidated financial position or results of operations.

Note 2 Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	January 31, 2003	October 31, 2002

Purchased materials and manufactured products	$81.4	$82.5
Work-in-process	10.4	12.4

	$91.8	$94.9

Note 3 Other Assets:

Goodwill. We reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year and at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, in fiscal 2002 we incurred $136.3 million of impairment charges as a result of our annual impairment test and our decision to exit the optical components business. There were no events that occurred during the quarter ended January 31, 2003 that indicated our remaining goodwill was not recoverable.  As of each of January 31, 2003 and October 31, 2002, we had $3.8 million of goodwill related solely to the Integrated Solutions segment on our condensed consolidated balance sheet.

Deferred tax assets. A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in our U.S. GAAP-based income statement become deductible expenses under applicable income tax laws.  Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  In fiscal 2002 and for the three months ended January 31, 2003, we recorded a full valuation allowance against all our deferred tax assets. We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record tax benefits or significant provisions for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of January 31, 2003 we had $725.0 million of deferred tax assets that have a full valuation allowance against them and thus are not reflected on the condensed consolidated balance sheet.

Note 4 Comprehensive Loss:

The following table presents the calculation of comprehensive loss as required by SFAS No. 130. Comprehensive loss has no impact on our net loss, balance sheet or shareowners’ investment. The components of comprehensive loss are as follows (in millions):

	Three Months Ended January 31,
	2003	2002

Net loss	$(41.5)	$(44.8)
Changes in cumulative translation adjustments	(3.8)	(8.4)
Reclassification adjustment for realized (gains) losses on securities classified as available for sale, net-of-tax	—	(4.4)
Unrealized gain (loss) from securities classified as available for sale, net-of-tax	2.2	(0.9)

Comprehensive loss	$(43.1)	$(58.5)

Note 5 Divestitures:

During fiscal 2002 and for the three months ended January 31, 2003, we sold or shut down non-strategic product lines.  The net sales and operating income (loss) of the divested product lines are as follows (in millions):

	Three Months Ended January 31,
	2003	2002

Net sales	$1.0	$6.7
Operating income (loss)	$0.6	$(26.3)

Note 6 Segment Reporting:

The “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose selected financial data by operating segment. This approach is based upon the way we organize segments within an enterprise for making operating decisions and assessing performance. We have identified two reportable segments based on our internal organizational structure, management of operations and performance evaluation. These segments are Broadband Infrastructure and Access, and Integrated Solutions. Segment detail is summarized as follows (in millions):

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Three Months Ended January 31, 2003
External sales:
Product	$132.5	$19.3	$—	$151.8
Service	—	48.1	—	48.1
Total external sales	132.5	67.4	—	199.9

Impairment and non-recurring charges(1)	—	—	(18.5)	(18.5)
Operating loss	(8.8)	(8.7)	(26.5)	(44.0)
Other income, net	—	—	2.5	2.5
Pre-tax loss	(8.8)	(8.7)	(24.0)	(41.5)
Assets	325.8	275.8	461.8	1,063.4

Three Months Ended January 31, 2002
External sales
Product	$197.0	$31.6	$—	$228.6
Service	—	64.9	—	64.9
Total external sales	197.0	96.5	—	293.5

Impairment and non-recurring charges(1)	—	—	(4.9)	(4.9)
Operating loss	(39.1)	(5.5)	(20.8)	(65.4)
Other expense, net	—	—	(4.5)	(4.5)
Pre-tax loss	(39.1)	(5.5)	(25.3)	(69.9)
Assets	711.3	215.1	1,414.5	2,340.9

(1)          Includes $8.2 million and $3.0 million of non-recurring charges and $10.3 million and $1.9 of million impairment charges not allocated to a specific segment for the three months ended January 31, 2003 and 2002, respectively.

Note 7 Impairment and Non-Recurring Charges:

During the three months ended January 31, 2003 and 2002, we continued our plan to improve operating performance by restructuring and streamlining our operations.  This included further workforce reductions and the disposal of excess equipment.  The impairment and non-recurring charges resulting from our actions, by category of expenditures, are as follows for the three months ended January 31, 2003 and 2002, respectively (in millions):

Three Months Ended January 31, 2003	Impairment Charges	Non-recurring Charges	Total
Employee severance costs	$—	$11.7	$11.7
Fixed asset write-downs	10.3	—	10.3
Facility consolidation and lease termination	—	(3.5)	(3.5)
Total	$10.3	$8.2	$18.5

Three Months Ended January 31, 2002	Impairment Charges	Non-recurring Charges	Total
Employee severance costs	$—	$1.5	$1.5
Facilities consolidation and lease termination	—	0.1	0.1
Fixed asset write-downs	1.9	—	1.9
Other	—	1.4	1.4
Total	$1.9	$3.0	$4.9

Non-recurring Charges:  Employee severance costs relate to workforce reductions resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  During the three months ended January 31, 2003, approximately 670 employees were impacted by reductions in force.  The costs of these reductions will be funded through cash from operations. These reductions have impacted both business segments.

Facility consolidation costs represent lease termination costs and other costs associated with our decision to consolidate and close unproductive, duplicative or excess manufacturing and office facilities.  During the three months ended January 31, 2003, we negotiated a favorable lease termination settlement with a landlord of a leased facility and accordingly reversed $4.2 million of our previous restructuring accrual for this lease settlement.

Impairment Charges: As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our property and equipment assets for impairment. For the three months ended January 31, 2003, we recognized a $10.3 million impairment charge in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the three months ended January 31, 2002, we recognized a $1.9 million impairment charge in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.”

Effect of Restructuring Charges on Future Cash Flows: The following table provides detail on the activity and our remaining restructuring accrual balance by category as of January 31, 2003 (in millions):

Type of Charge	Accrual October 31, 2002	Net Additions	Cash Charges	Accrual January 31, 2003

Employee severance costs	$17.0	$11.7	$16.1	$12.6
Facilities consolidation	105.6	(3.5)	35.3	66.8
Committed sales contracts-administrative	1.6	—	—	1.6
Total	$124.2	$8.2	$51.4	$81.0

The total adjustment made to the restructuring accrual balance for changes in assumptions was a $(4.2) million reduction during the three months ended January 31, 2003.  The adjustment was primarily related to the termination of a lease for a manufacturing facility used in our optical components business.  We were able to terminate this lease much earlier than our original estimate and at a lower settlement cost than the original estimate.  This adjustment was recorded as an offset to the additions to the accrual, and thus is reflected in the “Net Additions” column in the table above.

We expect that substantially all of the remaining $12.6 million accrual relating to employee severance costs as of January 31, 2003, will be paid from unrestricted cash by the end of fiscal 2003. We expect that of the $66.8 million to be paid for the consolidation of facilities, approximately $38.1 million will be funded through the use of existing restricted cash when the leased properties to which the restricted cash relates are purchased, $18.2 million will be paid from unrestricted cash through the remainder of fiscal 2003, and the balance will be paid over the respective lease terms of the facilities through 2008 from unrestricted cash. The remaining balance of $1.6 million for committed sales contracts–administrative will be paid through fiscal 2003 from unrestricted cash as the committed sales contracts are completed. Based on our intention to continue to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods, which may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $15.7 million of assets held for sale (of which $5.7 million relates to our Broadband Infrastructure and Access segment and $10.0 million was not allocated to either of our segments). We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of global operations.  We expect to sell or dispose of these assets before the end of fiscal 2003.

Note 8 Joint Ventures:

In January 2001 and December 2001, we entered into a total of three joint ventures with Competence Research and Development Ltd., an independent company.  The joint ventures were established to share development risk and capital resources associated with the ongoing development of technology used in our iAN™, BroadAccess™, and Small Subscriber product lines.  The joint ventures were successful in advancing the development of technology related to these product lines.  When the joint ventures were established we held 34%, 20%, and 49% interests, respectively, in the three joint venture entities.  Because we did not have majority control over the joint ventures, these investments were accounted for using the equity method.  Therefore, a pro rata portion of the joint ventures’ profits or losses is reflected in our condensed consolidated income statement as Other Income (Expense).  For the three months ended January 31, 2003 and 2002, we incurred approximately $0.0 million and $2.6 million, respectively, in equity losses related to these joint ventures.

In December 2001, we purchased Competence’s 66% interest in one of the joint ventures for $3.9 million in cash and the assumption of $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology.  In February 2002, we purchased Competence’s remaining interests in the other joint ventures for a total of approximately $350,000 in cash and the assumption of approximately $4.2 million in debt, the proceeds of which were used to fund the development of the technology.  The debt related to the February 2002 purchases was paid off immediately following the purchases.  We recorded expenses of $10.5 million for in-process research and development projects associated with the purchase of Competence’s interests in these ventures in the second quarter of fiscal 2002.  In addition, $10.3 million was allocated to developed technology, which will be amortized over a period of seven years.  Appraisals for purchased in–process and developed technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately would succeed.

Note 9 Variable Interest Entities:

We are a party to three operating lease agreements related to certain of our facilities, including our world headquarters facility in Eden Prairie, Minnesota. These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases, which are sometimes referred to as “synthetic leases,” contain minimum residual value guarantees by us at the end of the lease term, and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the purchase option price, not to exceed the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $103.0 million and $88.6 million, respectively.  Under these three leases, we have pledged cash collateral in the aggregate amount of $103.0 million, which is part of the restricted cash balance on our condensed consolidated balance sheet.

We currently intend to sell two of these leased facilities (other than our world headquarters facility) before the lease terms expire. In order for us to sell the leased facilities, we must first purchase the facilities from the lessor for the purchase option price (which we expect to fund through the use of restricted cash).  As the fair market value of these facilities is likely to be less than the amount payable to the lessor for the purchase option price, we may incur non-recurring charges related to the disposal of the leased facilities, although we have already established significant reserves related to these facilities.  Therefore, the risk of incurring additional non-recurring charges is dependent on the accuracy of our reserve estimate.  We will continue to monitor our reserve levels and will make additional adjustments as more information about the facilities’ fair market values become available.  The net sales proceeds obtained from a buyer of these facilities would be available to us as unrestricted cash.  During the three months ended January 31, 2003, we purchased two other leased properties (which had similar lease financing arrangements) from the lessor for a total of $45.0 million, using restricted cash pledged for these leases to pay for the purchase price, and immediately sold the facilities for a total of $15.3 million.  The $15.3 million sales proceeds became available to us as unrestricted cash.

Note 10 Guarantees:

In connection with the sale of participation interests in a customer note receivable we have guaranteed the payment obligation of the customer to the purchaser of the participation interests.  The term of this guarantee is equal to the term of the related note receivable, which matures in October 2007.  The maximum potential amount of future payments that we could be required to make under this guarantee as of January 31, 2003 is $14.3 million.  At January 31, 2003, the carrying value of this guarantee, which is included in long-term notes payable on our condensed consolidated balance sheet, was $14.3 million.  Our commitment under this guarantee is secured by $14.3 million in cash collateral, which is classified as restricted cash on our condensed consolidated balance sheet.

Note 11 Subsequent Events:

On March 4, 2003, our shareowners approved an amendment to our Global Stock Incentive Plan, which permits us to offer a stock option exchange program to our employees.  Under this program, eligible employees will be given a one-time opportunity to exchange all or some of the eligible stock options they currently hold for a lesser number of options at a new exercise price that is expected to be determined in late December 2003.  We currently plan to offer the exchange opportunity to eligible employees in June 2003, although our Board of Directors has reserved the right to temporarily postpone or terminate the program at any time before the exchange offer is completed.  Our five most highly compensated executive officers named in our proxy statement for our 2003 annual shareowners’ meeting, members of our Board of Directors, former employees and retirees will not be eligible to participate in this program.  As of January 31, 2003, the employees eligible for the exchange program held options to purchase a total of 81,778,530 shares, of which 49,370,183 are potentially eligible for the exchange program.  Under the program, an exchange ratio will be established shortly before the offer is commenced that will determine the precise number of existing options that will need to be surrendered in exchange for one new option.  The exchange program will not result in compensation expense under current accounting standards.

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

Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity components and systems, broadband access and network equipment, software and systems integration services to our customers through the following two segments of product and service offerings:

•                                          Broadband Infrastructure and Access; and

•                                          Integrated Solutions.

Broadband Infrastructure and Access focuses on Internet Protocol (IP)-based offerings for the cable industry, Digital Subscriber Line (DSL) offerings for the telecommunications industry, and broadband connectivity products for wireline, cable and wireless communications network applications.  These products consist of:

•                                          connectivity systems and components that provide the infrastructure to wireline, cable and wireless service providers to connect Internet, data, video and voice services to the network over copper, coaxial and fiber-optic cables, and

•                                          access systems used by wireline, cable and wireless service providers to deliver high-speed Internet, data and voice services to consumers and businesses in the last mile/kilometer of communication networks.

Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software for broadband, multiservice communications over wireline, and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

Marketplace Conditions

Our operating results during the three months ended January 31, 2003, continued to be adversely affected by the downturn in general economic conditions, and adverse conditions in the communications equipment industry in particular. The current geopolitical situation has caused additional uncertainty with respect to the prospects for economic growth generally. In this economic environment, many of our communications service provider customers have deferred capital spending, reduced their telecommunications equipment purchases, and announced plans to further reduce capital expenditures. A majority of our revenues continue to be derived from telecommunications service providers.  These companies in particular have greatly reduced their spending on communications equipment, resulting in significant reductions in our revenues.  We have also been impacted by reduced or deferred capital spending by our cable industry customers as these customers focus on the profitable deployment of broadband services, which has caused uncertainty with respect to the timing of their plans to expand their networks to offer voice-over Internet Protocol services.  Moreover, some of our customers, both in the telecommunications service industry and the cable industry, have experienced serious financial difficulties, which in some cases have resulted in bankruptcy filings or cessation of operations.

As the downturn in the communications service industry continues, we expect there to be some consolidation among our customers in order for them to increase market share, diversify product portfolios and/or achieve greater economies of scale.  This activity is likely to have an impact on our results of operations during the time the consolidating companies focus on integrating their operations and choose their equipment vendors.  There can be no assurance that we will be a supplier to the surviving service provider.  An example of this trend became evident during the three month period ended January 31, 2003, with the acquisition of AT&T Broadband by Comcast Corporation, which has caused uncertainty with respect to our future IP cable revenues as Comcast integrates AT&T Broadband’s operations.

When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending.  As it became evident in 2002 that our industry was experiencing a more pronounced and prolonged economic downturn, we took additional cost restructuring measures to realize further cost savings. Our actions to date have included:

•                                          the sale of non-strategic product lines;

•                                          significant reductions in discretionary spending;

•                                          the disposition of surplus equipment; and

•                                          substantial reductions in our workforce.

Despite these restructuring actions, we may be unable to meet expected revenue levels in any particular quarter, in which case our operating results could be materially adversely affected for that period if we are unable to further reduce our expenses in time to counteract such a decline in revenue.

Our ability to grow our business is dependent on our ability to effectively compete with our current products and services, our ability to develop and introduce new products, and on the growth of the communications equipment and services market.  The communications equipment industry is highly competitive, and we cannot guarantee that our new or enhanced products and services will meet with market acceptance or be profitable.  Growth in the market for broadband communications products and services depends on a number of factors, including the availability of capital to communications service providers, the amount of capital expenditures by communications service providers, new regulatory and legal requirements and end-user demand for Internet, data, video, voice and other communications services.

                During the quarter ended January 31, 2003, the Federal Communications Commission (FCC) released their adoption of a Report and Order in its Triennial Review proceeding concerning incumbent local exchange carriers' network unbundling obligations.  The FCC released their preliminary findings concerning two main areas relating to a carriers' unbundling obligations - UNE-P and Broadband.  The FCC essentially kept in place the carriers' current UNE-P obligations, with state interpretations and decisions, and ruled not to require the unbundling of certain network elements in next generation hybrid and fiber networks.  Overall, we do not anticipate that this aspect of the decision will result in increased capital spending by the incumbent carriers in the near term.  With respect to the Broadband portion of the ruling, although we believe that it may encourage long-term investment and commitment to the deployment of broadband networks by incumbent carriers, it is too early to determine what the impact of this ruling may be.  Moreover, the FCC has yet to release specific details of its ruling, which could alter our views as to the effect of this ruling on our business.

Our results of operations have historically been subject to seasonal factors, with stronger demand for our products during the fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end incentives) and weaker demand for our products during the first fiscal quarter ending January 31 (primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period, and a general industry slowdown during that period). There can be no assurance that these historical seasonal trends will continue in the future. For instance, due to the economic downturn in the communications equipment and services market during fiscal 2002 and 2001, the trend was not evident in either fiscal year. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to our Annual Report on Form 10-K for fiscal 2002.

Impairment and Non-recurring Charges

We recorded additional impairment and non-recurring charges during the three months ended January 31, 2003 and 2002. Impairment charges represent a write-down of the carrying value of property and equipment assets to their estimated fair market value. Non-recurring charges represent the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. A brief explanation of these charges follows, and a more thorough summary is contained in Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Three Months Ended January 31, 2003

During the three months ended January 31, 2003, we incurred the following charges (in millions):

• Impairment charges	$10.3
• Non-recurring charges	8.2
$18.5

Impairment Charges.  The impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that resulted from our decision to streamline and reduce the size of our operations.  The fair market value was determined using external sources, primarily proceeds received from previous equipment sales.

Non-recurring Charges.  The $8.2 million of non-recurring charges consist principally of $11.7 million for employee severance costs related to workforce reductions and $(3.5) million for facility consolidation and lease termination costs.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments. Approximately 670 employees were impacted by reductions in force during the quarter.  The $(3.5) million of facility consolidation costs reflects a $(4.2) million reversal of a previous accrual related to the termination of a lease for a manufacturing facility used in our optical component business.  We were able to terminate this lease much earlier than our initial estimate, and at a lower settlement cost than the original estimate.

Three Months Ended January 31, 2002

During the three months ended January 31, 2002, we incurred the following charges (in millions):

• Impairment charges	$1.9
• Non-recurring charges	3.0
$4.9

Impairment Charges.  The impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that resulted from our decision to streamline and reduce the size of our operations.  The fair market value was determined using external sources, primarily proceeds received from previous equipment sales or estimates of discounted cash flows.

Non-recurring Charges.  For the three months ended January 31, 2002, our non-recurring charges primarily related to employee severance costs of $1.5 million related to involuntary workforce reductions of approximately 200 employees and other costs of $1.4 million primarily related to relocation costs and consultancy fees.

Effect of Restructuring Charges on Future Cash Flow

The following table provides detail on the remaining restructuring accrual by category as of January 31, 2003 and October 31, 2002 (in millions):

Type of Charge	Accrual October 31, 2002	Accrual January 31, 2003

Employee severance costs	$17.0	$12.6
Facilities consolidation	105.6	66.8
Committed sales contracts-administrative	1.6	1.6
Total	$124.2	$81.0

We believe that our entire restructuring accrual of $81.0 million as of January 31, 2003, will have to be paid in cash.  Of this amount, $42.9 million will be paid from our unrestricted cash (shown as cash and cash equivalents on our condensed consolidated balance sheet), and $38.1 million will be paid from our restricted cash (shown as restricted cash on our condensed consolidated balance sheet), as follows:

•                  The $12.6 million of employee severance will be paid through the remainder of fiscal 2003 from unrestricted cash;

•                  The $1.6 million of committed sales contracts–administrative will be paid through the remainder of fiscal 2003 from unrestricted cash;

•                  $28.7 million of the facility consolidation costs relates principally to excess leased facilities of which we estimate $18.2 million will be paid through the remainder of fiscal 2003, with the remainder being paid over the respective lease terms ending through fiscal 2008, all from unrestricted cash; and

•                  The balance of $38.1 million of facility consolidation costs will be paid from our restricted cash balance.  This amount represents the cash pledged to secure our lease obligations on two long-term operating leases, and will be used to pay down the lease obligation in exchange for a reduced purchase option price, or to purchase the leased property at the end of the lease term (or sooner if we dispose of the property prior to the end of the lease term).  See “Liquidity and Capital Resources – Off-Balance Sheet Arrangements” below for a further discussion of these leases.

The restructuring accrual was established based on our assumptions of the relevant costs at the time the restructuring decisions were made.  The accrual is periodically adjusted based on new information and actual costs incurred.  The ultimate resolution of the accrual may result in further adjustments, which may have a material effect on our operating results.

Results of Operations

The following table contains information regarding the percentage to net sales of certain income and expense items for the three months ended January 31, 2003 and 2002, and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales		Percentage Increase (Decrease) Between Periods
	Three Months Ended January 31,
	2003	2002

Net Sales:
Product	75.9%	77.9%	(33.6%)
Service	24.1	22.1	(25.9)
Total Net Sales	100.0	100.0	(31.9)
Cost of Sales:
Product	(57.1)	(68.5)	(44.7)
Service	(88.1)	(64.7)	1.0
Total Cost of Sales	(64.6)	(67.7)	(35.0)
Gross Profit	35.4	32.3	(25.3)
Operating Expenses:
Research and development	(16.2)	(15.1)	(26.9)
Selling and administration	(31.9)	(37.9)	(42.4)
Impairment charges	(5.2)	(0.6)	442.1
Non-recurring charges	(4.1)	(1.0)	173.3
Operating Loss	(22.0)	(22.3)	32.7
Other Income (Expense), Net:
Interest income, net	0.5	0.3	37.5
Other, net	0.7	(1.8)	126.4
Loss Before Income Taxes	(20.8)	(23.8)	40.6
Benefit for Income Taxes	—	(8.5)	N/A
Net Loss	(20.8%)	(15.3%)	7.4%

Net Sales

The following table sets forth our net sales for the three months ended January 31, 2003 and 2002, respectively, for each of our functional product and service segments described above (in millions):

	Three Months Ended January 31,
	2003		2002
Product Group	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$132.5	66.3%	$197.0	67.1%
Integrated Solutions:
Product	19.3	9.6	31.6	10.8
Service	48.1	24.1	64.9	22.1
Total Integrated Solutions	67.4	33.7	96.5	32.9
Total	$199.9	100.0%	$293.5	100.0%

Net sales were $199.9 million and $293.5 million for the three months ended January 31, 2003 and 2002, respectively, reflecting a 31.9% decrease.  International sales comprised 40.2% and 27.6% of our net sales for the three months ended January 31, 2003 and 2002, respectively.

The 31.9% decrease in net sales was largely attributable to lower volumes of products sold due to significant reductions in communication service provider capital budgets, as well as the lack of new network build-outs or significant expansions of existing networks.  The decline was most pronounced for our broadband connectivity products, but occurred across all product lines with the exception of our IP cable products, which had increased sales over the prior year.  As noted previously, future sales of our IP cable products may be adversely affected by the acquisition of AT&T Broadband by Comcast and the other factors discussed in the Marketplace Conditions of this report.  Sales of our software products also declined primarily as a result of lower volumes of new software licenses. The three-month period ended January 31, 2002 includes $5.6 million of net sales from product lines divested in fiscal 2002. Our future revenues remain dependent on the level of capital spending by our customers.

The increase in international sales as a percentage of total sales was largely attributed to the recognition of $16.0 million of deferred revenue related to a European customer during the three months ended January 31, 2003.  At the time of shipment and acceptance by this customer, we deferred revenue recognition because the collectibility of our receivable was not reasonably assured. During the three months ended January 31, 2003, the customer paid its outstanding obligation to us, which allowed us to recognize this revenue.  As a percentage of total sales, international sales increased across many regions in the first quarter of 2003 including Canada, Europe, Japan and the Middle East/Africa region.  We attribute these increases to more pronounced capital spending reductions in the United States than in these other regions.

Gross Profit

During the three months ended January 31, 2003 and 2002, gross profit percentages were 35.4% and 32.3%, respectively. The increase in gross profit percentage is primarily due to a reduction in our fixed costs of sales as a result of our restructuring activities aimed at downsizing our operation in response to the continued downturn in the telecommunications industry. We also benefited from a more favorable sales mix toward our higher margin product lines.  These benefits were partially offset by higher contract labor charges in our Integrated Solutions segment.  We anticipate that our future gross profit percentage will vary based on many factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectability of large-scale sales transactions and manufacturing volume.

Operating Expenses

Total operating expenses for the three months ended January 31, 2003 and 2002,, were $114.8 million and $160.2 million, representing 57.4% and 54.6% of net sales, respectively. Included in these operating expenses were non-recurring charges of $8.2 million and $3.0 million and impairment charges of $10.3 million and $1.9 million for the three months ended January 31, 2003 and 2002, respectively, which are discussed above.  In addition, operating expenses for the three months ended January 31, 2003 and 2002, include non-cash stock compensation expenses of $2.1 million and $2.8 million, respectively.  The non-cash stock compensation expenses relate to our acquisition of Broadband Access Systems.  Due to the significance of our restructuring activities and the fact that the non-cash stock compensation expenses related to a business acquisition, we believe that a more meaningful presentation of our year-over-year operating expense performance would exclude these impairment charges, non-recurring charges and non-cash stock compensation expenses.

Operating expenses, excluding the impairment charges, non-recurring charges and non-cash stock compensation expenses, were $94.2 million for the three months ended January 31, 2003, a 38.2% reduction from $152.5 million for the three months ended January 31, 2002, representing 47.1% and 52.0% of net sales, respectively.  The decrease in absolute dollars and as a percentage of revenue of our operating expenses before impairment, non-recurring and non-cash stock compensation expenses, was primarily due to the ongoing costs savings from our restructuring efforts as well as the divestiture of certain business units and product lines. We will continue to monitor our operating expenses for opportunities to further reduce our operating costs.

Research and development expenses were $32.3 million for the three months ended January 31, 2003, a decrease of 26.9% from $44.2 million for the three months ended January 31, 2002. We believe, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development for each of our operating segments.

Selling and administration expenses were $64.0 million for the three months ended January 31, 2003, a decrease of 42.4% from $111.1 million for the three months ended January 31, 2002. This decrease reflects a beneficial realization of our restructuring efforts.  In addition, $8.8 million of the decrease from the comparable 2002 three-month period was due to the divestiture or discontinuance of certain business units and product lines in fiscal 2002.

Other Income (Expense), Net

Other income (expense), net includes net interest income, loss on write-down or sale of investments, loss on sale of certain product lines, gain or (loss) on sale of fixed assets and other items.  For the three months ended January 31, 2003 and 2002, other income (expense), net was $2.5 million and $(4.5) million, respectively.  Other income for the three months ended January 31, 2003, included $1.1 million of interest income, $4.9 million of gain on sale of investments, $0.5 million of gain on sale of fixed assets, and $1.7 million of other income.  These gains were partially offset by $2.9 million of investment impairments and a $2.8 million loss on divested product lines.  Other expense for the three months ended January 31, 2002, included $2.4 million of investment impairments, $3.7 million of loss on sale of fixed assets, $3.4 million loss on equity investments and $2.8 million of other expenses.  These expenses were partially offset by $0.8 million of interest income and $7.0 million of gain on sale of investments.

Income Taxes

As a result of our cumulative losses over the past two years and the full utilization of our loss carryback potential, we are not recognizing a tax benefit on our pretax losses until we can sustain a level of profitability that demonstrates our ability to utilize our deferred tax assets. Therefore, the effective income tax rate for the three months ended January 31, 2003 was zero. The effective income tax rate for the three months ended January 31, 2002 was 36% which resulted in part from lower effective tax rates applied to non-recurring charges as well as certain non-deductible impairment charges.  Excluding the impact of the lower rates used for the non-recurring and impairment charges, the effective income tax rate was 38% for the three months ended January 31, 2002.

Net Loss

Net loss was $41.5 million (or $0.05 per diluted share) for the three months ended January 31, 2003, compared to net loss of $44.8 million (or $0.06 per diluted share) for the three months ended January 31, 2002.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three months ended January 31, 2003.  See our Annual Report on Form 10-K for fiscal 2002 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, had a balance of $366.3 million at January 31, 2003, which is an increase of $87.4 million compared to October 31, 2002. The major sources of cash during the three months ended January 31, 2003, were a $103.4 million income tax refund, $15.3 million in proceeds from the sale of two facilities, $26.6 million from more effective working capital management such as account receivable collections, lower inventory requirements and lower prepaid assets, and other net cash gains from operations. These cash inflows were partially offset by $68.8 million used to pay down current liabilities and $5.7 million of net property, plant and equipment additions.

As of January 31, 2003, we had restricted cash of $142.5 million.  Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, and thus is not available to us for working capital.  The majority of this restricted cash relates to three long-term operating lease obligations, with the remainder representing cash collateral for letters of credit, guarantees relating to vendor financing transactions, and foreign currency hedging activities.  We expect that $103.0 million of our restricted cash will be used to settle the three long-term lease obligations it secures, and accordingly may never become available to us for general working capital purposes.  The remainder of the restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit, guarantees or currency hedging arrangement were issued.  We are entitled to the interest earnings on our restricted cash balances.

During the three months ended January 31, 2002, cash increased $117.1 million compared to October 31, 2001.  In addition, as of January 31, 2002, we held approximately $64.5 million in marketable securities.  Our primary sources of cash for the three months ended January 31, 2002, were a $156.0 million income tax refund and lower working capital requirements.  These cash inflows were partially offset by a net loss of $44.8 million and $16.6 million of property, plant, and equipment additions.

Finance-related Transactions

In December 2001 we entered into an accounts receivable securitization arrangement with a financial institution.  This arrangement functions much like a revolving line of credit, but has a lower cost of funds than a traditional revolving line of credit.  Pursuant to this arrangement, we may sell certain of our U.S.-sourced accounts receivable to the financial institution without recourse to us.  As of January 31, 2003 and 2002, the aggregate sales proceeds less the uncollected receivables could not exceed $50 million and $160 million, respectively.  The actual amount of receivables that can be sold depends on certain attributes of the underlying receivables, thus the actual amount that may be available under this arrangement may be less than the maximum.  The purpose of this securitization arrangement is to allow us to accelerate the cash realized from our receivables and to provide additional liquidity resources.  During the three months ended January 31, 2003 and 2002, the amount available under this arrangement ranged from $17 million to $40 million and $15 million to $54 million, respectively.  As of January 31, 2003, there have been no sales of receivables under this arrangement.  We have no current plans to utilize this facility and do not consider it a significant source of liquidity.

Vendor Financing

We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of January 31, 2003 and 2002, we had commitments to extend credit of approximately $58.6 million and $88.4 million, respectively, for such arrangements. The total amount drawn and outstanding under the commitments was approximately $23.9 million and $67.4 million as of January 31, 2003 and 2002, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.   Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At January 31, 2003, we have recorded approximately $16.9 million in loss reserves in the event of non-performance related to these financing arrangements.

During the quarter ended January 31, 2003, we sold a participation interest in one of our vendor financing notes receivable for cash equal to $3.8 million.  This sale was without any discount to the face amount of the receivable, was with full recourse to us, and our recourse obligation is secured by a letter of credit.  As of January 31, 2003, our total outstanding recourse obligations related to the sale of participation interests in vendor financing notes receivable sold were $14.3 million.  We have pledged $14.3 million of cash collateral, which makes up a portion of our restricted cash, to secure our recourse obligations and have recognized $14.3 million of long-term notes payable. These recourse obligations are included in the amounts drawn and outstanding listed above.  See Note 10 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information.

Working Capital Outlook

Our main source of liquidity continues to be our unrestricted cash on hand.  In addition, based on our recent operating losses, we expect to receive a federal income tax refund of approximately $30 million during the second fiscal quarter of 2003.

Although we expect to continue to use our unrestricted cash to fund operating losses in the near term and to pay $42.9 million of our restructuring accrual, we believe that our current unrestricted cash on hand and cash from the expected federal income tax refund should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2003 and beyond. However, if our operating losses are more severe than expected or continue longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital.  In addition, should we determine to make any significant acquisitions, additional sources of capital may be required.  Given the current state of the communications equipment industry, there are few alternatives available as sources of financing.  Commercial bank financing is not available at this time to us or to many companies in our industry.  Accordingly, any plan to raise additional capital would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to existing shareholders.

Off-balance Sheet Arrangements

We are a party to three operating lease agreements related to certain of our facilities, including our world headquarters facility in Eden Prairie, Minnesota.  These leases have expiration dates ranging from 2004 to 2009, depending on whether we exercise our renewal options. These operating leases, which are sometimes referred to as “synthetic leases,” contain minimum residual value guarantees by us at the end of the lease term and also give us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the purchase option price, not to exceed the amount of the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantees from all of these leases are approximately $103.0 million and $88.6 million, respectively. Our obligations under these leases are secured by $103.0 million in cash collateral, which is classified as part of the restricted cash on our condensed consolidated balance sheet.

These lease arrangements were originally entered into as an economical means of financing the construction of new facilities or the acquisition of existing facilities.  Subsequently the purchase option prices for these facilities were fully cash collateralized.  As a result, we do not currently receive any financing benefits from these arrangements.  During the three months ended January 31, 2003 and 2002, we incurred rent expense under the leases in the aggregate amount of $0.9 million and $0.8 million, respectively, and cash outlays from our unrestricted cash (for payment of rent) of a like amount.

We currently intend to sell two of these leased facilities (other than our world headquarters facility) before the full lease terms expire. In order to sell the leased facility we must first purchase the facilities from the lessor for the purchase option price (which we will fund through the use of cash collateral currently reported as restricted cash).  As the fair market value of these facilities is likely to be less than the amount payable to the lessor for the purchase option price, we may incur additional non-recurring charges related to the disposal of the leased facilities. We have already established significant reserves related to these facilities.  Therefore, the risk of incurring additional non-recurring charges is dependent on the accuracy of our reserve estimate.  We will continue to monitor our reserve levels and will make additional adjustments, if necessary, as more information about the facilities’ fair market values become available.  The net sales proceeds obtained from a buyer of these facilities would be available to us as unrestricted cash.  During the three months ended January 31, 2003, we purchased two other leased properties (which had similar lease financing arrangements) from the lessor for a total of $45.5 million, using restricted cash pledged for these leases to pay the purchase price, and immediately sold the facilities for a total of $15.3 million.  The $15.3 million sales proceeds became available to us as unrestricted cash.

In connection with our investment activity, we invested in two independent venture capital funds in fiscal 2000.  Our investments in these funds are recorded as long-term assets on our condensed consolidated balance sheet.  We committed to invest an aggregate of $15.0 million in these funds as capital calls were made by the fund managers.  During the three months ended January 31, 2003 and 2002, we contributed $0.7 million and $0.1 million, respectively, to these funds.  As of January 31, 2003, our outstanding unfunded commitment totalled $8.7 million.  We expect that our remaining commitment will be funded through the use of unrestricted cash on hand over the course of the next three years.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs, the effect of regulatory changes and the future of the communications equipment industry and communications services on our business.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These include, without limitation:  significant difficulties in forecasting sales and market trends; uncertainties regarding the level of capital spending by telecommunications service providers, as the majority of our revenues are derived from these companies; possible consolidation among our customers, which could result in delayed equipment purchases or the narrowing of equipment vendors used by the combined company; the demand for particular products or services within our overall mix of products sold, as our products and services having varying profit margins; changing market conditions and growth rates either within our industry or generally within the economy; our ability to realize the cost savings expected from our restructuring initiative; our ability to dispose of excess assets on a timely and cost-effective basis; new competition and technologies; increased costs associated with protecting intellectual property rights; our ability to retain key employees; pressures on the pricing of products or services we offer; the ability of contract manufacturers to satisfy their obligations to us; the availability of materials to make products; our ability to find alternate sources of supply, if necessary, without undue interruption to our business; variations in the value of assets held or used by us in the operation of our business; and other risks and uncertainties, including those identified in Exhibit 99-a to our Report on Form 10-K for the fiscal year ended October 31, 2002.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in security prices, foreign exchange rates and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We, at times, reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation. Changes in interest rates are not expected to have a material adverse effect on our consolidated financial condition or results of operations because we have only $15.8 million of interest-bearing notes payable as of January 31, 2003.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent an unsecured general obligation of ADC to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to ADC common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of January 31, 2003, our outstanding deferred compensation obligation related to the 401(k) excess plan was $8.2 million, of which approximately $1.5 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.6 million, $4.1 million and $8.2 million, respectively, and we would incur an expense of a like amount.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.  Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 4, 2003, ADC was served with a shareholder lawsuit that has been filed in the United States District Court for the District of Minnesota.  The lawsuit has been brought against ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Executive Vice President and Chief Financial Officer, by an individual shareholder, Wanda Kinermon.  The lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities between November 28, 2000, and March 28, 2001.  The plaintiff alleges that defendants violated the securities laws and breached their fiduciary duties by making false and misleading statements about ADC’s business prospects.  The complaint seeks unspecified compensatory damages and/or rescission and other relief.

On March 10, 2003, ADC was served with a virtually identical shareholder lawsuit.  The lawsuit was filed in the same court and was brought against the same defendants as the Kinermon lawsuit.  The lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities between November 2, 2000 and March 28, 2001.  The lawsuit alleges a violation of the federal securities laws and seeks unspecified compensatory damages.  ADC anticipates this lawsuit and the Kinermon lawsuit will be consolidated in the near future.

We believe both of these lawsuits are without merit and intend to defend these actions vigorously.

We are a party to various other suits, claims and proceedings arising in the ordinary course of business.  The amount of monetary liability, if any, resulting from an adverse result in any of such suits, proceedings and claims in which we are a defendant cannot be determined at this time.  However, in the opinion of our management, the aggregate amount of liability under these suits, proceedings and claims will not have a material adverse effect on our consolidated results of operations or financial condition. We intend to vigorously defend these suits, claims and proceedings.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.                                       Our annual meeting of shareowners was held on March 4, 2003.

b and c.      At the annual meeting, John A. Blanchard III, B. Kristine Johnson and Jean-Pierre Rosso were elected as directors for terms expiring at the annual meeting of our shareowners in 2006 and Mickey P. Foret was elected as a director for a term expiring at the annual meeting of our shareowners in 2005.  The following table shows the vote totals with respect to the election of these directors:

Name	Votes For	Authority Withheld
John A. Blanchard III	670,238,226	34,842,615
B. Kristine Johnson	677,056,036	28,024,805
Jean-Pierre Rosso	677,084,712	27,996,129
Mickey P. Foret	690,952,435	14,128,406

James C. Castle, Richard R. Roscitt, and John D. Wunsch continued as directors for terms expiring at the annual meeting of shareowners in 2005, and Robert Annunziata, John J. Boyle III, Larry W. Wangberg and Charles D. Yost continued as directors for terms expiring at the annual meeting of shareowners in 2004.

At the annual meeting, our shareowners also approved an amendment to our Global Stock Incentive Plan to permit a one-time exchange of certain outstanding stock options for a smaller number of stock options with a new exercise price and vesting schedule.  The following table shows the vote totals with respect to the amendment to our Global Stock Incentive Plan:

Votes For	Votes Against	Abstentions
600,832,899	97,116,785	7,131,155

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

See Exhibit Index on page 26 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.  Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.  We will furnish to a securityholder upon request a copy of any Exhibit at cost.

b.                                      Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2003	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Robert E. Switz
Robert E. Switz
Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.

EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 31, 2003

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

4-e	Restated Bylaws of ADC Telecommunications, Inc., as amended effective July 30, 2002. (Incorporated by reference to exhibit 4-e ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002)
4-f

Second Amended and Restated Rights Agreement, amended and restated as of November 28, 1995, between ADC Telecommunications, Inc. and Wells Fargo Bank Minnesota, N.A. (formerly Norwest Bank Minnesota, N.A.) (amending and restating the Rights Agreement dated as of September 23, 1986, as amended and restated as of August 16, 1989), which includes as Exhibit A thereto the form of Right Certificate. (Incorporated by reference to Exhibit 4 to ADC’s Form 8-K dated December 11, 1995.)

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

10-a	Employment Agreement dated February 3, 2003, between ADC Telecommunications, Inc. and William F. O’Brien.
10-b

Second Amendment to Receivables Purchase Agreement dated as of December 13, 2002, by and among ADC Receivables Corp. I, ADC Telecommunications, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank N.A.

99-a	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002