Form 10-Q
period 2003-04-30
ADC TELECOMMUNICATIONS INC
filed 2003-06-13
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Common stock, $.20 par value:  804,130,856 shares as of June 9, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	April 30, 2003	October 31, 2002

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$374.5	$278.9
Available-for-sale securities	3.1	0.5
Accounts receivable, net	110.1	114.6
Unbilled revenue	29.1	25.8
Inventories, net	83.7	94.9
Prepaid income taxes	23.3	126.6
Prepaid and other current assets	30.9	44.5

Total current assets	654.7	685.8

PROPERTY AND EQUIPMENT, net	170.9	206.8
ASSETS HELD FOR SALE	24.5	20.0
RESTRICTED CASH	67.8	177.0
OTHER ASSETS	33.9	54.6

Total assets	$951.8	$1,144.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$49.2	$73.0
Accrued compensation and benefits	61.8	74.1
Restructuring accrual	40.1	124.2
Other accrued liabilities	122.3	110.8
Notes payable	8.6	15.7

Total current liabilities	282.0	397.8

LONG-TERM NOTES PAYABLE	—	10.8
OTHER LONG-TERM LIABILITIES	3.4	3.4

Total liabilities	285.4	412.0

SHAREOWNERS’ INVESTMENT (804.1 and 799.6 shares outstanding, respectively)	666.4	732.2

Total liabilities and shareowners’ investment	$951.8	$1,144.2

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

NET SALES:

Product	$142.1	$235.1	293.9	463.8
Service	49.8	63.2	97.9	128.0
TOTAL NET SALES	191.9	298.3	391.8	591.8

COST OF SALES:
Product	78.3	170.9	162.4	311.9
Service	40.2	53.7	85.3	111.4
TOTAL COST OF SALES	118.5	224.6	247.7	423.3

GROSS PROFIT	73.4	73.7	144.1	168.5

EXPENSES:
Research and development	27.4	51.4	59.7	95.6
Selling and administration	61.0	108.1	124.9	219.2
Impairment charges	4.3	16.8	14.6	18.7
Restructuring charges	12.1	47.4	20.2	50.4
In process research and development	—	10.5	—	10.5

Total Expenses	104.8	234.2	219.4	394.4

OPERATING LOSS	(31.4)	(160.5)	(75.3)	(225.9)

OTHER INCOME, NET	2.0	27.5	4.4	23.0

LOSS BEFORE INCOME TAXES	(29.4)	(133.0)	(70.9)	(202.9)
BENEFIT FOR INCOME TAXES	—	(43.8)	—	(68.9)

NET LOSS	$(29.4)	$(89.2)	$(70.9)	$(134.0)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	802.7	794.9	801.9	794.2

LOSS PER SHARE (BASIC AND DILUTED)	$(0.04)	$(0.11)	$(0.09)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Six Months Ended April 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(70.9)	$(134.0)
Adjustments to reconcile net loss to net cash from operating activities:
Purchased in process research and development	—	10.5
Inventory and fixed asset impairments	15.9	19.4
Depreciation and amortization	33.5	58.0
Provision for losses on receivables	1.4	2.1
Inventory reserves	(0.8)	8.3
Non-cash stock compensation	2.1	5.4
Change in deferred income taxes	—	(1.5)
Loss on write-down of investments	—	22.3
Gain on sale of investments	(2.0)	(31.2)
Loss on sale of business	2.8	—
Loss on sale of fixed assets and sale leasebacks	1.0	2.3
Other	2.1	1.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	8.7	117.6
Inventories	9.3	52.0
Prepaid and other assets	143.0	152.5
Accounts payable	(30.8)	(57.1)
Accrued liabilities	(101.3)	(13.6)

Total cash provided by operating activities	14.0	214.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(4.3)
Divestitures, net of cash disposed	0.5	—
Property and equipment additions, net of disposals	(16.1)	(21.8)
Change in restricted cash	109.1	(260.1)
Sale of available-for-sale securities, net	—	32.2
Sale (purchase) of long-term investments, net	4.0	(1.8)

Total cash provided by (used) for investing activities	97.5	(255.8)

FINANCING ACTIVITIES:
Repayments of debt	(18.4)	(3.9)
Common stock issued	2.8	6.3

Total cash provided by (used for) financing activities	(15.6)	2.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.3)	(0.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95.6	(39.1)
CASH AND CASH EQUIVALENTS, beginning of period	278.9	348.6

CASH AND CASH EQUIVALENTS, end of period	$374.5	$309.5

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the quarter ended April 30, 2003 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The provisions of SFAS No. 148 amend SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements.  The transition provisions of SFAS No. 148 will not have a material impact on our financial results, as we do not plan to adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing of stock options.  The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.  Accordingly, we adopted the disclosure provisions of this standard during the second quarter of fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics:  (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur.  Interpretation No. 46 is applicable immediately for all variable interests created after January 31, 2003.  For all variable interest entities created before February 1, 2003, the provisions of this interpretation are effective in the first fiscal year or interim period beginning after June 15, 2003 (our fourth quarter of fiscal 2003).  In accordance with Interpretation No. 46, we will be required to consolidate an operating lease related to our world headquarters facility, generally known as a “synthetic lease,” beginning in the fourth quarter of fiscal 2003. Interpretation No. 46 is not expected to have a material impact on our consolidated financial position or results of operations as we intend to purchase this property from the lessor during the third quarter of fiscal 2003.

Summary of Significant Accounting Policies.  A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K.  As noted above, we recently adopted the disclosure provisions of SFAS No. 148,  but we did not adopt the transition provisions of SFAS No. 148.  As a result of adopting the disclosure provisions of SFAS No. 148, we are required to disclose the method we use to account for stock based compensation on a quarterly basis.  Stock compensation is awarded to certain key employees in the form of stock options and restricted stock.  We account for our stock compensation in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. All stock options are issued at fair market value on the date of grant.  Accordingly, we did not recognize stock compensation expense for stock options granted during the periods presented.  The following table summarizes what our operating results would have been if we had utilized the fair value method of accounting for stock options (in millions):

	Three months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net Loss

As reported	$(29.4)	$(89.2)	$(70.9)	$(134.0)
Stock compensation expense – fair value based method	(19.0)	(35.3)	(37.5)	(69.4)
Pro Forma Net Loss	$(48.4)	$(124.5)	$(108.4)	$(203.4)

Loss Per Share – Basic and Diluted
As reported	$(0.04)	$(0.11)	$(0.09)	$(0.17)
Pro forma	$(0.06)	$(0.16)	$(0.14)	$(0.26)

We have issued restricted stock as part of employee incentive plans as well as in conjunction with our fiscal year 2000 purchase of Broadband Access Systems, Inc.  The fair market value of the restricted stock is amortized over the projected remaining vesting period.  During the three and six months ended April 30, 2003, we incurred $1.2 million and $4.6 million, respectively, of non-cash stock compensation expense related to restricted stock issuances.  Non-cash stock compensation expense for the three and six months ended April 30, 2002, was $3.7 million and $7.5 million, respectively.

Note 2 Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	April 30, 2003	October 31, 2002

Purchased materials and manufactured products	$73.2	$82.5
Work-in-process	10.5	12.4

	$83.7	$94.9

Note 3 Other Assets:

Deferred tax assets. A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in our U.S. GAAP-based income statement become deductible expenses under applicable income tax laws.  Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  In fiscal 2002 and for the three and six months ended April 30, 2003, we recorded a full valuation allowance against all our deferred tax assets. We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record tax benefits or significant provisions for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of April 30, 2003 we had $735.4 million of deferred tax assets that have a full valuation allowance against them and thus are not reflected on the condensed consolidated balance sheet.  Our deferred tax assets expire through October 31, 2022.

Note 4 Comprehensive Loss:

The following table presents the calculation of comprehensive loss as required by SFAS No. 130. Comprehensive loss has no impact on our net loss, balance sheet or shareowners’ investment. The components of comprehensive loss are as follows (in millions):

	Three months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net loss

$

(29.4

)

$

(89.2

)

$

(70.9

)

$

(134.0

)

Change in cumulative translation adjustments	(1.8)	2.0	(5.6)	(6.4)
Reclassification adjustment for realized (gains) losses on securities classified as available for sale, net-of-tax	—	(15.2)	—	(19.6)
Unrealized gain (loss) from securities classified as available for sale, net-of-tax	0.4	(1.5)	2.6	(2.4)

Comprehensive loss	$(30.8)	$(103.9)	$(73.9)	$(162.4)

Note 5 Divestitures:

During fiscal 2002 and for the six months ended April 30, 2003, we sold or shut down non-strategic product lines.  The net sales and operating income (loss) of the divested product lines are as follows (in millions):

	Three months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002

Net sales

$

0.3

$

4.5

$

1.3

$

11.4

Operating income (loss)	0.2	(41.1)	0.8	(69.8)

Note 6 Segment Reporting:

The “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose selected financial data by operating segment. This approach is based on the way we organize segments within an enterprise for making operating decisions and assessing performance. We have identified two reportable segments based on our internal organizational structure, management of operations and performance evaluation. These segments are Broadband Infrastructure and Access, and Integrated Solutions. Segment detail is summarized as follows (in millions):

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Three Months Ended April 30, 2003
External sales:
Product	$119.7	$22.4	$—	$142.1
Service	—	49.8	—	49.8
Total external sales	119.7	72.2	—	191.9

Impairment, restructuring and other disposal charges(1)	—	—	(17.7)	(17.7)
Operating loss	(8.8)	(0.6)	(22.0)	(31.4)
Other income, net	—	—	2.0	2.0
Pre-tax loss	(8.8)	(0.6)	(20.0)	(29.4)
Assets	320.6	268.6	362.6	951.8

Three Months Ended April 30, 2002
External sales:
Product	$205.4	$29.7	$—	$235.1
Service	—	63.2	—	63.2
Total external sales	205.4	92.9	—	298.3

Impairment, restructuring and other disposal charges(2)	—	—	(63.6)	(63.6)
In-process research and development	—	—	(10.5)	(10.5)
Operating loss	(78.6)	(6.1)	(75.8)	(160.5)
Other income, net	—	—	27.5	27.5
Pre-tax loss	(78.6)	(6.1)	(48.3)	(133.0)
Assets	616.3	220.5	1,453.2	2,290.0

Six Months Ended April 30, 2003
External sales:
Product	$252.2	$41.7	$—	$293.9
Service	—	97.9	—	97.9
Total external Sales	252.2	139.6	—	391.8

Impairment, restructuring and other disposal charges(1)	—	—	(36.2)	(36.2)
Operating loss	(19.5)	(9.3)	(46.5)	(75.3)
Other income, net	—	—	4.4	4.4
Pre-tax loss	(19.5)	(9.3)	(42.1)	(70.9)
Assets	320.6	268.6	362.6	951.8

Six Months Ended April 30, 2002
External sales:
Product	$402.5	$61.3	$—	$463.8
Service	—	128.0	—	128.0
Total external sales	402.5	189.3	—	591.8

Impairment, restructuring and other disposal charges(2)	—	—	(68.5)	(68.5)
In-process research and development	—	—	(10.5)	(10.5)
Operating loss	(140.0)	(11.7)	(74.2)	(225.9)
Other income, net	—	—	23.0	23.0
Pre-tax loss	(140.0)	(11.7)	(51.2)	(202.9)
Assets	616.3	220.5	1,453.2	2,290.0

(1)          Includes $1.3 million and $1.4 million of inventory write-offs associated with discontinued product lines; $4.3 million and $14.6 of million impairment charges; and $12.1 million and $20.2 million of employee termination, facility consolidation and other charges not allocated to a specific segment for the three and six months ended April 30, 2003, respectively.

(2)          Includes $0.7 million and $0.7 million of inventory write-offs associated with discontinued product lines; $16.8 million and $18.7 of million impairment charges; and $46.1 million and $49.1 million of employee termination, facility consolidation and other charges not allocated to a specific segment for the three and six months ended April 30, 2002, respectively.

Note 7 Impairment, Restructuring and Other Disposal Charges:

During the three and six months ended April 30, 2003 and 2002, we continued our plan to improve operating performance by restructuring and streamlining our operations.  As a result, we incurred impairment charges resulting from the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, and other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures or shutdowns. The impairment, restructuring and other disposal charges resulting from our actions, by category of expenditures, are as follows for the three and six months ended April 30, 2003 and 2002, respectively (in millions):

Three Months Ended April 30, 2003	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$9.8	$—	$—	$9.8
Fixed asset write-downs	4.3	—	—	—	4.3
Facility consolidation and lease termination	—	2.1	—	—	2.1
Inventory write-offs	—	—	—	1.3	1.3
Other	—	0.2	—	—	0.2
Total	$4.3	$12.1	$—	$1.3	$17.7

Three Months Ended April 30, 2002	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$10.4	$—	$—	$10.4
Fixed asset write-downs	16.8	—	—	—	16.8
Facility consolidation and lease termination	—	35.8	—	—	35.8
Inventory write-offs	—	—	—	0.7	0.7
Committed sales contracts – administrative	—	—	(1.3)	—	(1.3)
Other	—	1.2	—	—	1.2
Total	$16.8	$47.4	$(1.3)	$0.7	$63.6

Six Months Ended April 30, 2003	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$21.5	$—	$—	$21.5
Fixed asset write-downs	14.6	—	—	—	14.6
Facility consolidation and lease termination	—	(1.4)	—	—	(1.4)
Inventory write-offs	—	—	—	1.4	1.4
Other	—	0.1	—	—	0.1
Total	$14.6	$20.2	$—	$1.4	$36.2

Six Months Ended April 30, 2002	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$11.9	$—	$—	$11.9
Fixed asset write-downs	18.7	—	—	—	18.7
Facility consolidation and lease termination	—	35.9	—	—	35.9
Inventory write-offs	—	—	—	0.7	0.7
Committed sales contracts – administrative	—	—	(1.3)	—	(1.3)
Other	—	2.6	—	—	2.6
Total	$18.7	$50.4	$(1.3)	$0.7	$68.5

Restructuring Charges:  Employee severance costs relate to workforce reductions resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  During the three and six months ended April 30, 2003, approximately 350 and 1,020 employees, respectively, were impacted by reductions in force.  The costs of these reductions will be funded through cash from operations. These reductions have impacted both business segments and were widespread across all employee groups.

Facility consolidation costs represent lease termination costs and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities.  During the six months ended April 30, 2003, we negotiated a favorable lease termination settlement with a landlord of a leased facility and accordingly reversed $4.2 million of our previous restructuring accrual for this lease settlement.

Other Disposal Charges:  Inventory write-offs represent losses incurred to write down the carrying value of inventory for product lines that have been discontinued.  Revenues and gross margins from these product lines are not material to our consolidated results of operations.

Committed sales contracts – administrative represents the administrative expenses necessary to complete or negotiate settlements with respect to certain committed sales contracts, which costs would normally be classified as selling and administration expenses.  These costs are a direct result of our decision to exit certain product lines.

Impairment Charges: As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our property and equipment assets for impairment. For the three and six months ended April 30, 2003, we recognized $4.3 million and $14.6 million, respectively, of impairment charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the three and six months ended April 30, 2002, we recognized $16.8 million and $18.7 million, respectively, of impairment charge in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.”

Effect of Restructuring Charges on Future Cash Flows: The following table provides detail on the activity and our remaining restructuring accrual balance by category as of April 30, 2003 (in millions):

Type of Charge	Accrual October 31, 2002	Net Additions	Cash Charges	Accrual April 30, 2003

Employee severance costs	$17.0	$21.5	$28.1	$10.4
Facilities consolidation	105.6	(1.4)	75.8	28.4
Other	1.6	0.1	0.4	1.3
Total	$124.2	$20.2	$104.3	$40.1

The total adjustment made to the restructuring accrual balance for changes in assumptions was a $1.0 million increase and $3.2 million reduction during the three and six months ended April 30, 2003, respectively.  The adjustment was primarily related to the termination of a lease for a manufacturing facility used in our optical components business.  We were able to terminate this lease much earlier than our original estimate and at a lower settlement cost than the original estimate.  This adjustment was recorded as an offset to the additions to the accrual, and thus is reflected in the “Net Additions” column in the table above.

We expect that substantially all of the remaining $10.4 million accrual relating to employee severance costs as of April 30, 2003, will be paid from unrestricted cash by the end of fiscal 2003. Of the $28.4 million to be paid for the consolidation of facilities, we expect that approximately $19.1 million will be paid from unrestricted cash through April 30, 2004, and the balance will be paid over the respective lease terms of the facilities through 2008 from unrestricted cash. The remaining balance of $1.3 million will be paid through fiscal 2003 from unrestricted cash as certain committed sales contracts are completed. Based on our intention to continue to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods, which may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $24.5 million of assets held for sale (of which $4.8 million relates to our Broadband Infrastructure and Access segment and $19.7 million was not allocated to either of our segments). We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of our operations.  We expect to sell or dispose of these assets before April 30, 2004.

Note 8 Joint Ventures:

In January 2001 and December 2001, we entered into a total of three joint ventures with Competence Research and Development Ltd., an independent company.  The joint ventures were established to share development risk and capital resources associated with the ongoing development of technology used in our iAN™, BroadAccess™, and Small Subscriber product lines.  The joint ventures were successful in advancing the development of technology related to these product lines.  When the joint ventures were established we held 34%, 20%, and 49% interests, respectively, in the three joint venture entities.  Because we did not have majority control over the joint ventures, these investments were accounted for using the equity method.  Therefore, a pro rata portion of the joint ventures’ profits or losses is reflected in our condensed consolidated income statement as Other Income (Expense).  During the six months ended April 30, 2002, we incurred $2.6 in equity losses related to these joint ventures. There have been no losses incurred since January 31, 2002.

In December 2001, we purchased Competence’s 66% interest in one of the joint ventures for $3.9 million in cash and the assumption of $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology.  In February 2002, we purchased Competence’s remaining interests in the other joint ventures for a total of approximately $350,000 in cash and the assumption of approximately $4.2 million in debt, the proceeds of which were used to fund the development of the technology.  The debt related to the February 2002 purchases was paid off immediately following the purchases.  We recorded expenses of $10.5 million for in-process research and development projects associated with the purchase of Competence’s interests in these ventures in the second quarter of fiscal 2002.  In addition, $10.3 million was allocated to developed technology, of which $5.3 was written off prior to fiscal 2003.  The remainder is being amortized over a period of seven years.  Appraisals for purchased in-process and developed technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately would succeed.

Note 9 Variable Interest Entities:

We are a party to an operating lease agreement related to our world headquarters facility in Eden Prairie, Minnesota. This lease expires in October of fiscal 2006. This operating lease, which is sometimes referred to as a “synthetic lease,” contains a minimum residual value guarantee by us at the end of the lease term, and also gives us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the purchase option price, not to exceed the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantee from this lease are approximately $47.0 million and $41.3 million, respectively.  Under this lease, we have pledged cash collateral in the aggregate amount of $47.0 million, which is part of the restricted cash balance on our condensed consolidated balance sheet.  We currently intend to purchase this property from the lessor during the third quarter of fiscal 2003 for the purchase option price of $47.0 million.

During the three months ended April 30, 2003 we purchased two properties that were subject to synthetic leases from the lessor for $55.9 million.  The properties were purchased using the restricted cash we had previously pledged to secure our lease obligations.  We recorded these assets at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we had previously recognized this loss in a prior period. Both purchased properties are classified as assets held for sale on our condensed consolidated balance sheet because we intend to sell them within one year from the date of purchase.  In addition to the assets purchased during the three months ended April 30, 2003, we also purchased two other properties that were subject to synthetic leases during the three months ended January 31, 2003 from the lessor for a total of $45.5 million, using restricted cash pledged for these leases to pay for the purchase price, and immediately sold the facilities for a total of $15.3 million.  The majority of the difference between the purchase price we paid to the lessor and the sales price we received was accrued as part of our restructuring accrual.  The $15.3 million sales proceeds became available to us as unrestricted cash.

Note 10 Guarantees:

In connection with the sale of a participation interest in a customer note receivable for $14.3 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest.  During the three months ended April 30, 2003 the underlying customer defaulted on the note receivable.  Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest on the note receivable at the time the customer defaulted.  Of the $14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash.  This note receivable has been fully reserved for as part of our allowance for doubtful accounts reserve. As of April 30, 2003, we did not have any outstanding guarantees.

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines.  These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.  We have not made any significant indemnification payments as a result of these clauses, and in accordance with FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” have not accrued any amounts in relation to these indemnification clauses.

Note 11 Subsequent Events:

On June 4, 2003, we issued $400 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933.  This issuance was made through an initial offering of $350 million of convertible notes made on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50 million of convertible notes.  The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10 million and the net payment for the purchased call options and warrant transactions described below.  In the first transaction, we issued $200 million of 1% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008.  In the second transaction, we issued $200 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013.  The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each interest payment date.  Interest on both the fixed and variable rate notes will be paid semiannually on June 15 and December 15 of each year beginning on December 15, 2003.  The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes.  Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes, which is a maximum of 99.7 million shares.  We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share.  The total cost of the call options was $137.3 million, which was recognized in shareowners’ investment.  The cost of the call options was partially offset by the sale of warrants with terms of five and ten years to acquire shares of our common stock to the same counterparty with whom we entered into the call options.  The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share.  The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share.  The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment.  The call options and the warrants are subject to early expiration upon conversion of the notes.  The net effect of the call options and the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

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

Marketplace Conditions

Our operating results during the three and six months ended April 30, 2003, continued to be adversely affected by the downturn in general economic conditions, and adverse conditions in the communications equipment industry in particular. The current geopolitical situation has caused additional uncertainty with respect to the prospects for economic growth generally. In this economic environment, many of our communications service provider customers have deferred capital spending, reduced their communications equipment purchases, and announced plans to further reduce capital expenditures. We have also experienced and expect to continue to experience increased pricing pressure from many of our customers.  A majority of our revenues continue to be derived from telecommunications service providers.  These companies in particular have greatly reduced their spending on communications equipment, resulting in significant reductions in our revenues.  We have also been impacted by reduced or deferred capital spending by our cable industry customers as these customers focus on the profitable deployment of broadband services, which has caused uncertainty with respect to the timing of their plans to expand their networks to offer voice-over Internet Protocol services.  Moreover, some of our customers, both in the telecommunications service industry and the cable industry, have experienced serious financial difficulties, which in some cases have resulted in bankruptcy filings or cessation of operations.  We believe that all of the conditions described above are impacting the communications equipment industry generally, and are not unique to us.

As the downturn in the communications service industry continues, we expect there to be some consolidation among our customers in order for them to increase market share, diversify product portfolios and/or achieve greater economies of scale.  This activity is likely to have an impact on our results of operations during the time the consolidating companies focus on integrating their operations and choose their equipment vendors.  There can be no assurance that we will be a supplier to the surviving service provider.  An example of this trend became evident during the six month period ended April 30, 2003, with the acquisition of AT&T Broadband by Comcast Corporation, which has caused uncertainty with respect to our future IP Cable revenues as Comcast integrates AT&T Broadband’s operations.

In addition to the consolidation we expect from our customers, we expect there to be several forms of structural correction in the communications equipment industry.  Over the next twelve to eighteen months we expect some competitors to drop out of the market place due to bankruptcy or shareholder liquidation.  We also believe that companies in the communications equipment industry will form more strategic alliances or consolidate to diversify product portfolios or obtain greater economics of scale. Finally, we expect there to be continuing product line rationalization as companies divest unprofitable product lines in an effort to focus on profitable business opportunities.  We intend to pursue opportunities to acquire additional product lines or businesses that are complimentary to our strategic focus as well as divest non-strategic product lines as we focus on growing our business profitably.  Although we are still reviewing our product portfolio for strategic additions or divestitures, we are considering certain product lines for disposition.  However, no final decisions have been made in this regard.

When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending.  As it became evident in 2002 and 2003 that our industry was experiencing a more pronounced and prolonged economic downturn, we took additional cost restructuring measures to realize further cost savings. Our actions to date have included:

•                                          the sale of non-strategic product lines;

•                                          significant reductions in discretionary spending;

•                                          the disposition of surplus equipment; and

•                                          substantial reductions in our workforce.

Demand for communications equipment remains at low levels compared to pre-2001 levels, and as a result of the significant slowdown in capital spending in our target markets, it is difficult to predict the level of future demand in these markets, even in the very short term.  Despite the above-mentioned restructuring actions, we may be unable to meet our anticipated revenue levels in any particular quarter, in which case our operating results could be materially adversely affected for that period if we are unable to further reduce our expenses in time to counteract such a decline in revenue.

On February 20, 2003, the Federal Communications Commission (FCC) adopted rules concerning incumbent local exchange carriers’ network unbundling obligations.  The FCC released their new rules concerning two main areas relating to a carrier’s unbundling obligations - UNE-P and Broadband.  The FCC essentially kept in place the carriers’ current UNE-P obligations, with state interpretations and decisions, and ruled not to require the unbundling of certain network elements in next generation hybrid and fiber networks.  Overall, we do not anticipate that this aspect of the decision will result in increased capital spending by the incumbent carriers in the near term.  With respect to the Broadband portion of the ruling, although we believe that it may encourage long-term investment and commitment to the deployment of broadband networks by incumbent carriers, it is too early to determine what the impact of this ruling may be.

Our results of operations have historically been subject to seasonal factors, with stronger demand for our products during the fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end incentives) and weaker demand for our products during the first fiscal quarter ending January 31 (primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period, and a general industry slowdown during that period). There can be no assurance that these historical seasonal trends will continue in the future. For instance, due to the economic downturn in the communications equipment and services market during fiscal 2002 and 2001, the trend was not evident in either fiscal year. This trend was also not evident during the first six months of fiscal 2003. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to this Form 10-Q.

Impairment, Restructuring and Other Disposal Charges

We recorded additional impairment, restructuring, and other disposal charges during the three and six months ended April 30, 2003 and 2002. Impairment charges represent a write-down of the carrying value of property and equipment assets to their estimated fair market value. Restructuring charges represent the direct costs of employee terminations and facility consolidations as a result of downsizing our business. Other disposal charges represent the direct costs of exiting certain product lines. A brief explanation of these charges follows, and a more thorough summary is contained in Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Three Months Ended April 30, 2003 and 2002

During the three months ended April 30, 2003 and 2002, we incurred the following charges (in millions):

		Three Months Ended April 30,
		2003	2002
•	Impairment Charges	$4.3	$16.8
•	Restructuring Charges	12.1	47.4
•	Other Disposal Charges	1.3	(0.6)
		$17.7	$63.6

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

Restructuring Charges.  The $12.1 million of restructuring charges incurred during the three months ended April 30, 2003 consist principally of $9.8 million for employee severance costs related to workforce reductions and $2.1 million for facility consolidation and lease termination costs.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments. Approximately 350 employees were impacted by reductions in force during the quarter.  The $2.1 million of facility consolidation costs primarily relates to the consolidation of two facilities associated with our Integrated Solutions segment and a $1.0 million facility consolidation charge as a result of a revised lease termination estimate on a previously vacated facility. The $47.4 million of restructuring charges incurred during the three months ended April 30, 2002 consists principally of $10.4 million for employee severance costs, $35.8 million for facility consolidation and lease termination costs, and $1.2 million of other costs associated with our restructuring activities.

Other Disposal Charges. For the three months ended April 30, 2003 the $1.3 million of other disposal charges represent additional inventory write-offs related to product lines that have been discontinued.  This charge was reported in cost of sales on our condensed consolidated statement of operations.  For the three months ended April 30, 2002 the $(0.6) of other disposal charges represent $0.7 million of inventory write offs that were reported in cost of sales, which were offset by $(1.3) of committed sales contracts – administrative costs that were reported in selling and administrative expenses on our condensed consolidated statement of operations.

Six Months Ended April 30, 2003 and 2002

During the six months ended April 30, 2003 and 2002, we incurred the following charges (in millions):

		Six Months Ended April 30,
		2003	2002
•	Impairment charges	$14.6	$18.7
•	Restructuring charges	20.2	50.4
•	Other Disposal charges	1.4	(0.6)
		$36.2	$68.5

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

Restructuring Charges.  The $20.2 million of restructuring charges incurred during the six months ended April 30, 2003 consist principally of $21.5 million for employee severance costs related to workforce reduction and $(1.4) million of facility consolidation charges.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments. Approximately 1,020 employees were impacted by reductions in force during the six months ended April 30, 2003.  The $(1.4) million of facility consolidation charges reflects a $(4.2) million reversal of a previous accrual related to a manufacturing facility used in our optical components business.  The $2.1 million of additional facility consolidation charges incurred in the three months ended April 30, 2003, partially offsets this reversal. The $50.4 million of restructuring charges incurred during the six months ended April 30, 2002 consist principally of $11.9 million of employee severance costs, $35.9 million of facility consolidation and lease termination costs and $2.6 million of other costs associated with our restructuring plans.

Other Disposal Charges. For the six months ended April 30, 2003 the $1.4 million of other disposal charges represent additional inventory write-offs related to product lines that have been discontinued.  This charge was reported in cost of sales on our condensed consolidated statement of operations.  For the six months ended April 30, 2002 the $(0.6) of other disposal charges represent $0.7 million of inventory write offs as well as $(1.3) of committed sales contracts — administrative costs that are reported in selling and administrative expenses on our condensed consolidated statement of operations.

Effect of Restructuring Charges on Future Cash Flow

The following table provides detail on the remaining restructuring accrual by category as of April 30, 2003 and October 31, 2002 (in millions):

Type of Charge	Accrual October 31, 2002	Accrual April 30, 2003

Employee severance costs	$17.0	$10.4
Facilities consolidation	105.6	28.4
Other	1.6	1.3
Total	$124.2	$40.1

We believe that our entire restructuring accrual of $40.1 million as of April 30, 2003, will have to be paid from unrestricted cash as follows:

•                  Substantially all of the $10.4 million of employee severance costs will be paid through the remainder of fiscal 2003;

•                  The facility consolidation accrual relates principally to excess leased facilities.  Of the $28.4 million facility consolidation accrual, we estimate $19.1 million will be paid through April 30, 2004, with the remainder being paid over the respective lease terms ending through fiscal 2008; and

•                  The other $1.3 million accrual primarily relates to certain committed sales contracts–administrative costs and will be paid during the remainder of fiscal 2003.

The restructuring accrual was established based on our assumptions of the relevant costs at the time the restructuring decisions were made.  The accrual is periodically adjusted based on new information and actual costs incurred.  The ultimate resolution of the accrual may result in further adjustments, which may have a material effect on our operating results.  Although most of our restructuring plan initiatives have been implemented, we do not expect to complete our restructuring plan until the end of fiscal 2003.  Accordingly, we expect to continue to incur restructuring charges throughout the current fiscal year and may incur such charges in later fiscal years.

Results of Operations

The following table contains information regarding the percentage to net sales of certain income and expense items for the three and six months ended April 30, 2003 and 2002, and the percentage changes in these income and expense items between periods:

	Percentage of Net Sales				Percentage Increase or (Decrease) Between Periods
	Three Months Ended April 30,		Six Months Ended April 30,		Three Months Ended April 30,	Six Months Ended April 30,
	2003	2002	2003	2002	2003	2002

Net Sales:
Product	74.0%	78.8%	75.0%	78.4%	(39.6)%	(36.6)%
Service	26.0	21.2	25.0	21.6	(21.2)	(23.5)
Total Net Sales	100.0	100.0	100.0	100.0	(35.7)	(33.8)
Cost of Sales:
Product	55.1	72.7	55.3	67.2	(54.2)	(47.9)
Service	80.7	85.0	87.1	87.0	(25.1)	(23.4)
Total Cost of Sales	61.8	75.3	63.2	71.5	(47.2)	(41.5)
Gross Profit	38.2	24.7	36.8	28.5	(0.4)	(14.5)
Expenses:
Research and development	14.3	17.3	15.2	16.2	(46.7)	(37.6)
Selling and administration	31.8	36.2	31.9	37.0	(43.6)	(43.0)
Impairment charges	2.2	5.6	3.7	3.2	(74.4)	(21.9)
Restructuring charges	6.3	15.9	5.2	8.5	(74.5)	(59.9)
In process research and development	—	3.5	—	1.8	(100.0)	(100.0)
Total Expenses	54.6	78.5	56.0	66.6	(55.3)	(44.4)
Operating Loss	(16.4)	(53.8)	(19.2)	(38.2)	80.4	66.7
Other Income, Net	1.0	9.2	1.1	3.9	(92.7)	(80.9)
Loss Before Income Taxes	(15.3)	(44.6)	(18.1)	(34.3)	77.9	65.1
Benefit for Income Taxes	—	14.7	—	11.7	(100.0)	(100.0)
Net Loss	(15.3)	(29.9)	(18.1)	(22.6)	67.0	47.1

Net Sales

The following table sets forth our net sales for the three and six months ended April 30, 2003 and 2002, respectively, for each of our functional product and service segments described above (in millions):

	Three Months Ended April 30,				Six Months Ended April 30,
	2003		2002		2003		2002
Product Group	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$119.7	62.4%	$205.4	68.9%	$252.2	64.4%	$402.5	68.0%
Integrated Solutions:
Product	22.4	11.7	29.7	9.9	41.7	10.6	61.3	10.4
Service	49.8	25.9	63.2	21.2	97.9	25.0	128.0	21.6
Total Integrated Solutions	72.2	37.6	92.9	31.1	139.6	35.6	189.3	32.0
Total	$191.9	100.0%	$298.3	100.0%	$391.8	100.0%	$591.8	100.0%

Net sales were $191.9 million and $391.8 million for the three and six months ended April 30, 2003, respectively, reflecting a 35.7% and 33.8% decrease over the comparable 2002 time periods.  Prior year amounts for the three and six months periods included $3.9 million and $9.5 million of net sales from product lines divested prior to fiscal 2003.  International sales comprised 34.9% and 37.6% of our net sales for the three and six months ended April 30, 2003, respectively, and 27.2% and 27.4% for the three and six months ended April 30, 2002, respectively.

During the three and six months ended April 30, 2003, net sales of Broadband Infrastructure and Access products declined by 41.7% and 37.3%, respectively, over the comparable 2002 time periods.  Net sales in all of our Broadband Infrastructure and Access product lines decreased as a result of lower volumes of products sold due to significant reductions in communications service provider capital budgets, as well as the lack of new network build-outs or significant expansions of existing networks.  In addition, sales of our IP Cable product line decreased as a result of a significant customer being acquired by Comcast Corporation.  Our wireline product line continues to face intense competition which is putting pressure on our market share positions for these products.  In response, we intend to aggressively compete for market share by delivering high quality products and superior customer service at competitive prices.

During the three and six months ended April 30, 2003, net sales of our Integrated Solutions products declined by 22.3% and 26.3%, respectively, over the comparable 2002 time periods.  Net sales in all of our Integrated Solutions product lines decreased as a result of continued reductions in our customers’ capital spending budgets.  Our software product line experienced declining sales of both service orders and new license orders.  We anticipate that our future revenue in our Integrated Solutions segment will be subject to increased variability due to the timing of customer acceptance and associated revenue recognition for large-scale software installations.

For the six months ended April 30, 2003, the increase in international sales as a percentage of total sales over the comparable fiscal 2002 period was largely attributable to the recognition of $16.0 million of deferred revenue from a European customer during the three months ended January 31, 2003.  In addition, during the three months ended April 30, 2003, we recognized $8.1 million of revenue from a software installation at a large European customer, the majority of which related to license fees, as a result of meeting customer acceptance criteria.  As a percentage of total sales, international sales increased across many regions during the six months ended April 30, 2003 compared to the same 2002 period including Canada, Europe, Japan and the Middle East/Africa region.  We attribute these increases to more pronounced capital spending reductions in the United States than in these other regions.

Gross Profit

During the three and six months ended April 30, 2003, gross profit percentages were 38.2% and 36.8%, respectively, and 24.7% and 28.5% for the three and six months ended April 30, 2002, respectively.  The increase in gross profit percentage was primarily due to a reduction in our fixed costs of sales as a result of our restructuring activities aimed at downsizing our operations in response to the continued downturn in the telecommunications industry. We also benefited from a more favorable sales mix toward our higher margin product lines as well as from production efficiencies and reduced production costs as a result of our decision to outsource portions of our manufacturing operations.   We anticipate that our future gross profit percentage will vary based on many factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectibility of large-scale sales transactions and manufacturing volume.

Operating Expenses

Total operating expenses for the three and six months ended April 30, 2003, were $104.8 million and $219.4 million, respectively, representing 54.6% and 56.0% of net sales, respectively. Included in these operating expenses were restructuring charges of $12.1 million and $20.2 million and impairment charges of $4.3 million and $14.6 million for the three and six months ended April 30, 2003, respectively, which are discussed above.  Total operating expenses for the three and six months ended April 30, 2002, were $234.2 million and $394.4 million, respectively, representing 78.5% and 66.6% of net sales, respectively.  Included in these operating expenses were restructuring and in process research and development charges of $56.6 million and $59.6 million, respectively, and impairment charges of $16.8 million and $18.7 million, respectively.  The decrease in absolute dollars and as a percentage of revenue of our operating expenses was primarily due to a significant reduction in the dollar amount of our restructuring and impairment charges, the ongoing cost savings from our restructuring efforts as well as the divestiture of certain business units and product lines. We will continue to monitor our operating expenses for opportunities to further reduce our operating costs.

Research and development expenses were $27.4 million and $59.7 million for the three and six months ended April 30, 2003, respectively, compared to $51.4 million and $95.6 million during the three and six months ended April 30, 2002, respectively.  This represents a decrease of 46.7% and 37.6% during the three and six months ended April 30, 2003 over the comparable 2002 time periods.  Research and development expenses decreased by $10.6 million and $20.8 million from the comparable 2002 three and six-month periods due to the divestiture or discontinuance of certain business units and product lines in fiscal 2002. We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our operating segments.

Selling and administration expenses were $61.0 million and $124.9 million for the three and six months ended April 30, 2003, respectively, which was a decrease of 43.6% and 43.0% from $108.1 million and $219.2 million for the three and six months ended April 30, 2002, respectively. This decrease reflected the effects of our restructuring efforts.  In addition, selling and administrative expenses decreased by $18.6 million and $27.4 million from the comparable 2002 three and six month periods due to the divestiture or discontinuance of certain business units and product lines in fiscal 2002.

Other Income (Expense), Net

The following table provides a breakdown of other income and expenses for the three and six months ended April 30, 2003 and 2002 (in millions):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Interest income	$1.6	$2.2	$2.7	$3.0
Loss on sale of product lines	—	—	(2.8)	—
Gain on write-down or sale of investments	—	4.3	2.0	8.9
Gain (loss) on sale of fixed assets	(1.5)	1.4	(1.0)	(2.3)
Loss on equity investment	—	(0.1)	—	(3.5)
Gain on patent infringement settlement	—	26.2	—	26.2
Other	1.9	(6.5)	3.5	(9.3)
Total Other Income	$2.0	$27.5	$4.4	$23.0

Income Taxes

As a result of our cumulative losses over the past two fiscal years and the full utilization of our loss carryback potential, we are not recognizing a tax benefit on our pretax losses until we can sustain a level of profitability that demonstrates our ability to utilize our deferred tax assets. Therefore, the effective income tax rate for the three and six months ended April 30, 2003 was zero. The effective income tax rate for the three and six months ended April 30, 2002 was 32.9% and 34.0%, which resulted in part from lower effective tax rates applied to restructuring charges as well as certain non-deductible impairment charges.

Net Loss

Net loss was $29.4 million (or $0.04 per diluted share) and $70.9 million (or $0.09 per diluted share) for the three and six months ended April 30, 2003, respectively, compared to net loss of $89.2 million (or $0.11 per diluted share) and $134.0 million (or $0.17 per diluted share) for the three and six months ended April 30, 2002, respectively.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three and six months ended April 30, 2003.  See our Annual Report on Form 10-K for fiscal 2002 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments had a balance of $374.5 million at April 30, 2003, which is an increase of $95.6 million compared to October 31, 2002.  The major sources of cash during the six months ended April 30, 2003, were $125.6 million in income tax refunds and a $109.1 million reduction in restricted cash.  Of the $109.1 million reduction in restricted cash, $101.4 million was used to purchase four properties subject to operating leases.  In addition, $14.3 million of previously restricted cash was used to pay a guarantee of a customer note receivable.  Other cash outflows included $13.2 million used to fund investing and financing activities such as net property plant and equipment additions and the repayment of long-term debt and $10.2 million of cash outflows associated with working capital management and net cash losses from operations.

As of April 30, 2003, we had restricted cash of $67.8 million.  Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, and thus is not available to us for working capital.  Of this restricted cash, $47.0 million relates to a long-term operating lease obligation for our world headquarters facility, with the remainder representing cash collateral for letters of credit and foreign currency hedging activities.  We expect that $47.0 million of our restricted cash will be used to settle the long-term lease obligation it secures, and accordingly, will never become available to us for general working capital purposes.  The remainder of the restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit and currency hedging arrangements were issued.  We are entitled to the interest earnings on our restricted cash balances.

During the six months ended April 30, 2002, cash decreased $39.1 million compared to October 31, 2001.  In addition, as of April 30, 2002, we held approximately $37.3 million in marketable securities.  The major elements of the 2002 change included $232.4 million in positive cash flow from improved working capital management in addition to income tax refunds and a patent infringement settlement, which were offset by a $260.1 increase in restricted cash.

Finance-related Transactions

During the three months ended April 30, 2003, we cancelled our accounts receivable securitization arrangement because we did not plan to utilize this arrangement.  We entered into this arrangement with a financial institution in December 2001, and the arrangement was intended to function much like a revolving line of credit, but with a lower cost of funds than a traditional revolving line of credit.  Pursuant to this arrangement, we were able to sell certain of our U.S.-sourced accounts receivable to the financial institution without recourse to us.  The accounts receivable securitization agreement was never utilized.

Vendor Financing

We have worked with customers and third-party financiers to find a means of funding customer equipment purchases from us  by negotiating financing arrangements. As of April 30, 2003 and 2002, we had commitments to extend credit of approximately $57.8 million and $56.0 million, respectively, under such arrangements. The total amount drawn and outstanding under the commitments was approximately $21.6 million and $45.0 million as of April 30, 2003 and 2002, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.   Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At April 30, 2003, we have recorded approximately $19.0 million in loss reserves in the event of non-performance under these financing arrangements.

In connection with the sale of a participation interest in a customer note receivable for $14.3 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest.  During the three months ended April 30, 2003 the customer defaulted on the note receivable.  Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest amount on the note receivable at the time the customer defaulted.  Of the $14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash. This note receivable has been fully reserved for as part of our allowance for doubtful accounts reserve.

Working Capital Outlook

Our main source of liquidity continues to be our unrestricted cash on hand.  We expect to receive a federal income tax refund of approximately $10 million during the third fiscal quarter of 2003.  In addition, On June 4, 2003, we issued $400 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933, pursuant to which we realized net proceeds of $355.5 million.  See Note 11 to the Condensed Consolidated Financial Statements for a description of this transaction.

We expect to continue to use our unrestricted cash to fund operating losses in the near term and to pay our $40.1 million restructuring accrual.  We believe that our current unrestricted cash on hand, cash from the expected federal income tax refund, and cash proceeds from the recent convertible note financing transaction should be adequate to fund our working capital requirements, planned capital expenditures, and restructuring costs through fiscal 2003 and beyond.

We believe that the additional liquidity provided by our recent convertible note financing transaction will also enable us to pursue strategic opportunities, including possible product line or business acquisitions.  However, if one or more acquisition opportunities exceeds our existing capital resources, additional sources of capital may be required.  Given the current state of the communications equipment industry, there are few alternatives available as sources of financing.  Commercial bank financing is not available at this time to us or to many companies in our industry.  Accordingly, any plan to raise additional capital would likely involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareholders.  Following the completion of our recent convertible note financing transaction, we have only approximately 10 million shares of common stock available for issuance under our articles of incorporation after taking into account our share reserves for our stock option plans and employee stock purchase plan.  Accordingly, any plan to raise capital through the issuance of shares of common stock or securities convertible into common stock may require an amendment to our articles of incorporation, which would require the approval of shareowners.

Off-balance Sheet Arrangements

We are a party to an operating lease agreement related to our world headquarters facility in Eden Prairie, Minnesota.  This lease expires in October of fiscal 2006. This operating lease, which is sometimes referred to as a “synthetic lease,” contains a minimum residual value guarantee by us at the end of the lease term and also grants us a purchase option at the end of the lease term. If we choose to retain the property at the end of the lease term, or if the lease is terminated prematurely, we must pay the purchase option price. If we dispose of the property at the end of the lease term, we must pay any shortfall of the sales proceeds as compared to the purchase option price, not to exceed the amount of the residual value guarantee to the lessor. The aggregate purchase option price and minimum residual value guarantee from this lease is approximately $47.0 million and $41.3 million, respectively. Our obligations under the lease is secured by $47.0 million in cash collateral, which is classified as part of the restricted cash on our condensed consolidated balance sheet.

This lease arrangement was originally entered into as an economical means of financing the construction of our world headquarters facility.  Subsequently, the purchase option price for this facility was fully cash collateralized.  As a result, we do not currently receive any financing benefits from this arrangement.  During the three and six months ended April 30, 2003, we incurred rent expense under this lease in the amount of $0.4 million and $0.6 million, respectively.  During the three and six months ended April 30, 2002, we incurred rent expense under this lease in the amount of $1.3 million and $2.8 million, respectively.  During the three and six months ended April 30, 2003 and 2002, we incurred cash outlays from our unrestricted cash (for payment of rent) of like amounts.  We intend to purchase this facility prior to July 31, 2003, and intend to use the existing restricted cash of $47.0 million to pay the purchase option price.

During the three months ended April 30, 2003, we purchased two properties that were subject to synthetic leases for $55.9 million.  The properties were purchased using the restricted cash that was previously pledged to secure our lease obligations. We recorded these assets at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual because we had previously recognized this loss in a prior period. Both purchased properties are classified as assets held for sale on our condensed consolidated balance sheet as we intend to sell them within one year from the date of purchase.  The net sales proceeds obtained from a buyer of these facilities would be available to us as unrestricted cash.  During the three months ended January 31, 2003, we purchased two other leased properties (which had similar lease financing arrangements) for a total of $45.5 million, and used the restricted cash pledged for these leases to pay the purchase price.  The majority of the difference between the purchase price we paid to the lessor and the sales price we received was accrued as part of our restructuring accrual.  We immediately sold the facilities for a total of $15.3 million, which became available to us as unrestricted cash.

In connection with our investment activity, we invested in two independent venture capital funds in fiscal 2000.  Our investments in these funds are recorded as long-term assets on our condensed consolidated balance sheet.  We committed to invest an aggregate of $15.0 million in these funds as the fund managers made capital calls.  During the three and six months ended April 30, 2003, we contributed $0.0 million and $0.7 million, respectively, to these funds.  During the three and six months ended April 30, 2002 we contributed $0.1 and $0.2 million, respectively to these funds.  As of April 30, 2003, our outstanding unfunded commitment totaled $8.7 million.  We expect that our remaining commitment will be funded through the use of unrestricted cash on hand over the course of the next three years.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, our estimates of probable liabilities relating to pending litigation, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs and the effect of regulatory changes.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These include, without limitation:    the magnitude and duration of the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our revenues are derived; our ability to restructure our business to achieve operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers, which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment, software and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, as approximately 25-35% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions, lack of investor demand or the current corporate charter limitation on our ability to issue additional shares of common stock; our ability to attract and retain qualified employees; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products;

our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in Exhibit 99-a to this Form 10-Q.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to interest rate risk as a result of issuing $200 million of convertible unsecured subordinated notes that have a variable interest rate on June 4, 2003.  The interest rate on these notes is equal to 6-month LIBOR plus 0.375%.  The interest rate on these notes will reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013.  Assuming interest rates rise 1%, 5% and 10%, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent an unsecured general obligation of ADC to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to ADC common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of April 30, 2003, our outstanding deferred compensation obligation related to the 401(k) excess plan was $6.6 million, of which approximately $1.4 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.3 million, $3.3 million and $6.6 million, respectively, and we would incur an expense of a like amount.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that has been filed in the United States District Court for the District of Minnesota.  The complaint names ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Executive Vice President and Chief Financial Officer, as defendants.  This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from November 2000 to March 28, 2001.  Since this lawsuit was served, we have been named as a defendant in 11 other substantially similar lawsuits.  The complaints allege that we violated the securities laws and our fiduciary duties by making false and misleading statements about our financial performance and business prospects.  We anticipate that these shareowner class actions will be consolidated in the near future.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that has been filed in the United States District Court for the District of Minnesota.  The complaint names ADC, the third party we utilize to administer and serve as trustee of our Retirement Savings Plan and several of our current and former officers and directors as defendants.  On May 21, 2003, we were served with a substantially similar lawsuit.  These lawsuits have been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan.  The lawsuits allege a breach of fiduciary duties under the Employee Retirement Income Security Act.  We anticipate that these two lawsuits will be consolidated in the near future.

We believe that all of the above lawsuits are without merit and intend to defend these actions vigorously.  However, litigation is by its nature uncertain and unfavorable resolutions of these lawsuits could materially adversely affect our business, results of operations or financial condition.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability resulting from an adverse result in many of such lawsuits, proceedings or claims cannot be determined at this time.  As of April 30, 2003, we had recorded approximately $17.4 million in loss reserves in the event of such adverse outcomes in these matters.  Litigation by its nature is uncertain.  Therefore, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.

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

b.                                      Reports on Form 8-K

We filed the following Current Report on Form 8-K during the quarter ended April 30, 2003:

Date	Item Reported

February 19, 2003	Item 9 and Item 12 – February 19, 2003 news release announcing our first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2003	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Robert E. Switz
Robert E. Switz
Executive Vice President and Chief Financial Officer, Principal Financial Officer and Duly Authorized Officer

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

Date: June 13, 2003

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

Date: June 13, 2003

/s/ Robert E. Switz
Robert E. Switz
Chief Financial Officer

ADC TELECOMMUNICATIONS, INC.

EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2003

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

4-i

Letter Agreement dated May 28, 2003, between ADC Telecommunications, Inc., and Computershare Investor Services, LLC regarding Second Amended and Restated Rights Agreement dated as of November 28, 1995, as amended.

10-a	ADC Telecommunications, Inc., Global Stock Incentive Plan (as amended and restated through March 4, 2003).
10-b

Letter dated April 18, 2003 to Asset Funding Corporation regarding Termination of Receivables Purchase Agreement dated December 12, 2001, among ADC Receivables Corp. I, ADC Telecommunications, Inc., Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A.

99-a	Cautionary Statement Regarding Forward-Looking Statements
99-b	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002