Form 10-Q
period 2003-07-31
ADC TELECOMMUNICATIONS INC
filed 2003-09-12
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.20 par value:  804,859,035 shares as of September 8, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	July 31, 2003	October 31, 2002
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$743.7	$278.9
Available-for-sale securities	3.5	0.5
Accounts receivable, net	100.2	114.6
Unbilled revenue	33.5	25.8
Inventories, net	76.5	94.9
Prepaid income taxes	15.3	126.6
Prepaid and other current assets	29.4	44.5

Total current assets	1,002.1	685.8

PROPERTY AND EQUIPMENT, net	206.9	206.8
ASSETS HELD FOR SALE	24.6	20.0
RESTRICTED CASH	21.0	177.0
OTHER ASSETS	38.7	54.6

Total assets	$1,293.3	$1,144.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$46.1	$73.0
Accrued compensation and benefits	62.0	74.1
Restructuring accrual	40.0	124.2
Other accrued liabilities	115.9	110.8
Notes payable	8.5	15.7

Total current liabilities	272.5	397.8

LONG-TERM NOTES PAYABLE	400.0	10.8
OTHER LONG-TERM LIABILITIES	3.3	3.4

Total liabilities	675.8	412.0

SHAREOWNERS’ INVESTMENT (804.1 and 799.6 shares outstanding, respectively)	617.5	732.2

Total liabilities and shareowners’ investment	$1,293.3	$1,144.2

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
NET SALES:
Product	$136.5	$177.7	$430.5	$641.5
Service	52.0	57.4	149.9	185.4
TOTAL NET SALES	188.5	235.1	580.4	826.9

COST OF SALES:
Product	75.7	149.1	238.0	461.0
Service	40.3	53.0	125.7	164.4
TOTAL COST OF SALES	116.0	202.1	363.7	625.4

GROSS PROFIT	72.5	33.0	216.7	201.5

EXPENSES:
Research and development	25.4	52.1	85.1	147.9
Selling and administration	49.6	95.1	174.6	314.2
Impairment charges	0.2	160.1	14.8	178.8
Restructuring charges	12.0	19.2	32.2	80.0

Total Expenses	87.2	326.5	306.7	720.9

OPERATING LOSS	(14.7)	(293.5)	(90.0)	(519.4)

OTHER INCOME (EXPENSE), NET	(0.4)	(4.0)	4.0	19.0

LOSS BEFORE INCOME TAXES	(15.1)	(297.5)	(86.0)	(500.4)
PROVISION (BENEFIT) FOR INCOME TAXES	—	331.6	—	262.7

NET LOSS	$(15.1)	$(629.1)	$(86.0)	$(763.1)

AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	804.1	796.4	802.7	794.9

LOSS PER SHARE (BASIC AND DILUTED)	$(0.02)	$(0.79)	$(0.11)	$(0.96)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Nine Months Ended July 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(86.0)	$(763.1)
Adjustments to reconcile net loss to net cash from operating activities:
Purchased in process research and development	—	10.5
Inventory and fixed asset impairments	17.4	156.6
Goodwill write-off	—	36.6
Depreciation and amortization	46.4	83.1
Provision for losses on receivables	1.7	23.3
Inventory reserves	(0.2)	29.0
Non-cash stock compensation	5.5	10.8
Change in deferred income taxes	—	474.1
Loss on write-down of investments	—	39.9
Gain on sale of investments	(2.0)	(66.5)
Loss on sale of business and product lines	2.8	4.8
Loss on sale of fixed assets and sale leasebacks	1.5	8.2
Other	(0.9)	—
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	15.4	126.9
Inventories	15.9	60.9
Prepaid and other assets	154.2	69.1
Accounts payable	(33.8)	(80.2)
Accrued liabilities	(107.3)	(59.0)

Total cash provided by operating activities	30.6	165.0

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(4.3)
Divestitures, net of cash disposed	0.5	1.1
Property and equipment additions, net of disposals	(65.5)	(30.1)
Change in restricted cash	156.0	(276.5)
Sale of available-for-sale securities, net	—	68.7
Sale (purchase) of long-term investments, net	3.7	(3.0)

Total cash provided by (used) for investing activities	94.7	(244.1)

FINANCING ACTIVITIES:
Issuance (repayments) of debt	371.5	(4.1)
Sale of warrants, net of purchased call options	(34.5)	—
Common stock issued	2.8	6.5

Total cash provided by (used for) financing activities	339.8	2.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.3)	(0.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	464.8	(76.8)
CASH AND CASH EQUIVALENTS, beginning of period	278.9	348.6

CASH AND CASH EQUIVALENTS, end of period	$743.7	$271.8

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 Basis of Presentation:

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the quarter ended July 31, 2003, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2002.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements.  In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 superseded Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities.  SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred.  EITF No. 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date an entity commits to an exit plan.  We adopted this standard on January 1, 2003, which was the standard’s effective date.  The standard did not materially impact our consolidated financial results or financial position upon adoption.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which requires a guarantor to recognize and measure certain types of guarantees at fair value.  In addition, Interpretation No. 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and measurement provisions.  The disclosure requirements are effective for financial statements with interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We adopted the initial recognition and measurement provision as well as the disclosure provision of Interpretation No. 45 during the first quarter of fiscal 2003.  The initial recognition and measurement provisions did not have a material impact on our consolidated financial results or financial position.  See Note 12 for guarantee disclosure information.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The provisions of SFAS No. 148 amend SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements.  The transition provisions of SFAS No. 148 will not have a material impact on our financial results, as we do not plan to adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing of stock options.  The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.  Accordingly, we adopted the disclosure provisions of this standard during the second quarter of fiscal 2003.  See Note 14 for this SFAS No. 148 disclosure.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics:  (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur.  Interpretation No. 46 is applicable immediately for all variable interests created after January 31, 2003.  For all variable interest entities created before February 1, 2003, the provisions of this interpretation are effective in the first fiscal year or interim period beginning after June 15, 2003 (our fourth quarter of fiscal 2003). We are not currently a party to any transactions involving variable interest entities.

Summary of Significant Accounting Policies.  A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2002.

Note 2 Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	July 31, 2003	October 31, 2002

Purchased materials and manufactured products	$66.5	$82.5
Work-in-process	10.0	12.4

	$76.5	$94.9

Note 3 Income Taxes:

A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in U.S. GAAP-based income statements become deductible expenses under applicable income tax laws.  Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  In fiscal 2002 and for the three and nine months ended July 31, 2003, we recorded a full valuation allowance against all our deferred tax assets. We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record tax benefits or significant provisions for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of July 31, 2003, we had $739.2 million of deferred tax assets that have a full valuation allowance against them and thus are not reflected on the Condensed Consolidated Balance Sheet.  Our deferred tax assets expire through October 31, 2023.

Note 4 Property Plant & Equipment:

We record our property, plant and equipment, net of accumulated depreciation at the appropriate carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For the three and nine months ended July 31, 2003, we recognized $0.2 million and $14.8 million, respectively, of impairment charges in accordance with SFAS No. 144. As of July 31, 2003, we believe that the current carrying value represents the fair value as defined by SFAS No. 144, and therefore no impairment exists related to our operating assets at this time. We will continue to assess our long-lived assets and if deemed necessary in accordance with SFAS 144, will record impairment related charges at that time.

	July 31, 2003	October 31, 2002

Land and buildings	$135.9	$113.5
Machinery and equipment	405.0	418.8
Furniture and fixtures	39.9	37.8
Less: accumulated depreciation	(375.7)	(370.9)
Total	205.1	199.2
Construction in progress (CIP)	1.8	7.6
Total	$206.9	$206.8

Note 5 Comprehensive Loss:

The following table presents the calculation of comprehensive loss as required by SFAS No. 130. Comprehensive loss has no impact on our net loss, balance sheet or shareowners’ investment. The components of comprehensive loss are as follows (in millions):

	Three months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss	$(15.1)	$(629.1)	$(86.0)	$(763.1)
Change in cumulative translation adjustments	(1.0)	3.8	(6.6)	(2.6)
Reclassification adjustment for realized (gains) losses on securities classified as available for sale, net-of-tax	—	(22.2)	—	(41.8)
Unrealized gain (loss) from securities classified as available for sale, net-of-tax	0.4	0.1	3.0	(2.3)

Comprehensive loss	$(15.7)	$(647.4)	$(89.6)	$(809.8)

Note 6 Earnings (Loss) Per Share:

Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share would typically be calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if all potentially dilutive common stock equivalents had been satisfied with shares of common stock.  No such potentially dilutive common stock equivalents were included in the diluted loss per share calculation as their impact would have been anti-dilutive due to our net loss.  The following table specifies the number of shares utilized in the loss per share calculations for the periods ended July 31, 2003 and July 31, 2002 (in millions, except for per share amounts).

	Three months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net loss	$(15.1)	$(629.1)	$(86.0)	$(763.1)
Loss per common share (basic and diluted)	(0.02)	(0.79)	(0.11)	(0.96)
Weighted average common shares outstanding (basic and diluted)	804.1	796.4	802.7	794.9

Because of their anti-dilutive effect, stock options and all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine month periods ended July 31, 2003.  Upon achieving a positive net income, our recent issuance of convertible notes will require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes.  Under this method, we will add back the net-of-tax interest expense on the convertible notes and then divide net income by outstanding shares, including all 99.7 million shares reserved for issuance upon conversion of the notes.  If this calculation results in further diluting the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes.  If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.  See Note 13 for a discussion of our convertible notes.

Note 7 Divestitures:

During fiscal 2002 and the nine months ended July 31, 2003, we sold or shut down non-strategic product lines.  The net sales, operating income (loss) and net loss of the divested product lines were as follows (in millions, except for per share amounts):

	Three months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net sales	$—	$3.9	$1.6	$15.2
Operating income (loss)	—	(23.1)	(1.0)	(92.9)
Net loss (basic and diluted)	—	(9.2)	(1.0)	(70.6)

Loss per common share (basic and diluted)	$—	$(0.01)	$(0.00)	$(0.09)

Note 8 Segment Reporting:

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

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Three Months Ended July 31, 2003
External sales:
Product	$112.6	$23.9	$—	$136.5
Service	—	52.0	—	52.0
Total external sales	112.6	75.9	—	188.5

Impairment, restructuring and other disposal charges (1)	—	—	(13.5)	(13.5)
Operating loss	(5.3)	3.7	(13.1)	(14.7)
Other income (expense), net	—	—	(0.4)	(0.4)
Pre-tax loss	(5.3)	3.7	(13.5)	(15.1)
Assets	302.5	286.1	704.7	1,293.3

Three Months Ended July 31, 2002
External sales:
Product	$156.5	$21.2	$—	$177.7
Service	—	57.4	—	57.4
Total external sales	156.5	78.6	—	235.1

Impairment, restructuring and other disposal charges (1)	—	—	(193.2)	(193.2)
In-process research and development	—	—	—	—
Operating loss	(76.2)	(14.3)	(203.0)	(293.5)
Other income (expense), net	—	—	(4.0)	(4.0)
Pre-tax loss	(76.2)	(14.3)	(207.0)	(297.5)
Assets	538.1	215.9	820.4	1,574.4

Nine Months Ended July 31, 2003
External sales:
Product	$364.9	$65.6	$—	$430.5
Service	—	149.9	—	149.9
Total external Sales	364.9	215.5	—	580.4

Impairment, restructuring and other disposal charges (1)	—	—	(49.7)	(49.7)
Operating loss	(24.8)	(5.6)	(59.6)	(90.0)
Other income, net	—	—	4.0	4.0
Pre-tax loss	(24.8)	(5.6)	(55.6)	(86.0)
Assets	302.5	286.1	704.7	1,293.3

Nine Months Ended July 31, 2002
External sales:
Product	$559.0	$82.5	$—	$641.5
Service	—	185.4	—	185.4
Total external sales	559.0	267.9	—	826.9

Impairment, restructuring and other disposal charges(1)	—	—	(272.2)	(272.2)
In-process research and development	—	—	(10.5)	(10.5)
Operating loss	(216.2)	(25.9)	(277.3)	(519.4)
Other income (expense), net	—	—	19.0	19.0
Pre-tax loss	(216.2)	(25.9)	(258.3)	(500.4)
Assets	538.1	215.9	820.4	1,574.4

(1)          These impairment, restructuring and other disposal charges were not allocated to a specific segment.  See Note 9 for a discussion of these charges.

Note 9 Impairment, Restructuring and Other Disposal Charges:

During the three and nine months ended July 31, 2003 and 2002, we continued our plan to improve operating performance by restructuring and streamlining our operations.  As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, and other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures or shutdowns. The impairment, restructuring and other disposal charges resulting from our actions, by category of expenditures, are as follows for the three and nine months ended July 31, 2003 and 2002, respectively (in millions):

Three Months Ended July 31, 2003	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$5.3	$—	$—	$5.3
Fixed asset write-downs	0.2	—	—	—	0.2
Facility consolidation and lease termination	—	6.7	—	—	6.7
Inventory write-offs	—	—	—	1.3	1.3
Other	—	—	—	—	—
Total	$0.2	$12.0	$—	$1.3	$13.5

Three Months Ended July 31, 2002	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$18.9	$—	$—	$18.9
Fixed asset write-downs	123.5	—	—	—	123.5
Goodwill write-downs	36.6	—	—	—	36.6
Facility consolidation and lease termination	—	—	—	—	—
Inventory write-offs	—	—	—	13.8	13.8
Committed sales contracts – administrative	—	—	0.1	—	0.1
Other	—	0.3	—	—	0.3
Total	$160.1	$19.2	$0.1	$13.8	$193.2

Nine Months Ended July 31, 2003	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$26.8	$—	$—	$26.8
Fixed asset write-downs	14.8	—	—	—	14.8
Facility consolidation and lease termination	—	5.3	—	—	5.3
Inventory write-offs	—	—	—	2.7	2.7
Other	—	0.1	—	—	0.1
Total	$14.8	$32.2	$—	$2.7	$49.7

Nine Months Ended July 31, 2002	Impairment Charges	Restructuring Charges	Selling and Administrative Charges	Cost of Product Sold	Total
Employee severance costs	$—	$30.8	$—	$—	$30.8
Fixed asset write-downs	142.2	—	—	—	142.2
Goodwill write-downs	36.6	—	—	—	36.6
Facility consolidation and lease termination	—	35.9	—	—	35.9
Inventory write-offs	—	—	—	14.5	14.5
Committed sales contracts – administrative	—	—	(1.1)	—	(1.1)
In-process research and development	—	10.5	—	—	10.5
Other	—	2.8	—	—	2.8
Total	$178.8	$80.0	$(1.1)	$14.5	$272.2

Impairment Charges: As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our property and equipment assets for impairment. For the three and nine months ended July 31, 2003, we recognized $0.2 million and $14.8 million, respectively, of impairment charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the three and nine months ended July 31, 2002, we recognized $160.1 million and $178.8 million, respectively, of impairment charges in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.”

Restructuring Charges:  Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  During the three and nine months ended July 31, 2003, approximately 220 and 1,240 employees, respectively, were impacted by reductions in force.  The costs of these reductions will be funded through cash from operations.  Restructuring charges for the nine months ended July 31, 2002, include an in-process research and development charge of $10.5 million related to our buy-out of two joint ventures (See Note 10).

Facility consolidation and lease termination costs represent lease termination costs and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities.  During the nine months ended July 31, 2003, we negotiated a favorable lease termination settlement with a landlord of a leased facility and accordingly reversed $4.2 million of our previous restructuring accrual for this lease settlement.

Other Disposal Charges:  Inventory write-offs represent losses incurred to write down the carrying value of inventory for product lines that have been discontinued.  Revenues and gross margins from these product lines are not material to our consolidated results of operations. Committed sales contracts represent the administrative expenses necessary to complete or negotiate settlements with respect to certain committed sales contracts, which costs would normally be classified as selling and administration expenses.  These costs are a direct result of our decision to exit certain product lines.

Effect of Restructuring Charges on Future Cash Flows: The following table provides detail on the activity and our remaining restructuring accrual balance by category as of July 31, 2003 (in millions):

Type of Charge	Accrual October 31, 2002	Net Additions	Cash Charges	Accrual July 31, 2003

Employee severance costs	$17.0	$26.8	$32.4	$11.4
Facilities consolidation	105.6	5.3	82.3	28.6
Other	1.6	0.1	1.7	—
Total	$124.2	$32.2	$116.4	$40.0

No adjustment was made to our restructuring accrual balance for changes in assumptions during the three months ended July 31, 2003.  For the nine months ended July 31, 2003, we recorded a $3.2 million reduction to the restructuring accrual balance due to a change in assumptions.  The adjustment was primarily related to the termination of a lease for a manufacturing facility used in our optical components business.  We were able to terminate this lease much earlier than our original estimate and at a lower settlement cost than the original estimate.  This adjustment was recorded as an offset to the additions to the accrual, and thus is reflected in the “Net Additions” column in the table above.

We expect that substantially all of the remaining $11.4 million accrual relating to employee severance costs as of July 31, 2003, will be paid from unrestricted cash by the end of the first quarter of fiscal 2004. Of the $28.6 million to be paid for the consolidation of facilities, we expect that approximately $11.1 million will be paid from unrestricted cash through July 31, 2004, and the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods, which may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $24.6 million of assets held for sale (of which $4.8 million relates to our Broadband Infrastructure and Access segment and $19.8 million was not allocated to either of our segments). We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of our operations.  We expect to sell or dispose of these assets before July 31, 2004.

Note 10 Joint Ventures:

In January 2001 and December 2001, we entered into a total of three joint ventures with Competence Research and Development Ltd., an independent company.  The joint ventures were established to share development risk and capital resources associated with the ongoing development of technology used in our iAN™, BroadAccess™, and Small Subscriber product lines.  The joint ventures were successful in advancing the development of technology related to these product lines.  When the joint ventures were established we held 34%, 20%, and 49% interests, respectively, in the three joint venture entities.  Because we did not have majority control over the joint ventures, these investments were accounted for using the equity method.  Therefore, a pro rata portion of the joint ventures’ profits or losses was reflected in our Condensed Consolidated Income Statement as Other Income (Expense).  During the nine months ended July 31, 2002, we incurred $2.6 million in equity losses related to these joint ventures.

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

Note 11 Synthetic Leases:

We were party to an operating lease agreement related to our world headquarters facility in Eden Prairie, Minnesota. This lease was set to expire in October of fiscal 2006. This operating lease, which is sometimes referred to as a “synthetic lease,” contained a minimum residual value guarantee by us at the end of the lease term, and also gave us a purchase option at the end of the lease term.

During the three months ended July 31, 2003, we purchased this property for an aggregate purchase price of $46.8 million.  The entire purchase price was paid out of the pledged collateral that was classified as restricted cash on our Condensed Consolidated Balance Sheet.

In addition to the purchase of the world headquarters building, during the nine months ended July 31, 2003, we purchased a total of four other properties that we had been leasing under synthetic leases.  Two properties were purchased for $55.9 million and the remaining two were purchased for $45.5 million.  All of the properties were purchased using the restricted cash we had previously pledged to secure the lease obligations.  The two properties that were purchased for $55.9 million were recorded at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we had previously recognized this loss in a prior fiscal year. These two properties are currently classified as assets held for sale on our Condensed Consolidated Balance Sheet because we intend to sell them within one year from the date of purchase. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million which became available to us as unrestricted cash.  The majority of the difference between the purchase price for these two properties of $45.5 million and the sales price of $15.3 million we received was previously accrued as part of our restructuring accrual.

Note 12 Guarantees:

In connection with the sale of a participation interest in a customer note receivable for $14.3 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest.  During the nine months ended July 31, 2003, the underlying customer defaulted on the note receivable.  Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest on the note receivable at the time the customer defaulted.  Of the $14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash.  This note receivable has been fully reserved for as part of our allowance for doubtful accounts reserve. As of July 31, 2003, we did not have any outstanding guarantees.

We have entered into a variety of agreements with third parties that include indemnification clauses, both in the ordinary course of business and in connection with our divestitures of certain product lines.  These clauses require us to compensate these third parties for certain liabilities and damages incurred by them.  We have not made any significant indemnification payments as a result of these clauses, and in accordance with FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” have not accrued any amounts with respect to these indemnification clauses.

Note 13 Long-Term Debt:

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933.  This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes.  The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below.  In the first transaction we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008.  In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013.  The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. The initial interest rate on the variable note is 1.59625% for the period ending December 15, 2003. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes anytime prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes.  Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes, which is a maximum of 99.7 million shares.  We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share.  The total cost of the call options was $137.3 million, which was recognized in shareowners’ investment.  The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options.  The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share.  The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share.  The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment.  The call options and the warrants are subject to early expiration upon conversion of the notes.  The net effect of the call options and the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

Note 14 SFAS 148 Disclosure:

We recently adopted the disclosure provisions of SFAS No. 148.  However, as discussed in Note 1, we did not adopt the transition provisions of SFAS No. 148.  As a result of adopting the disclosure provisions of SFAS No. 148, we are required to disclose the method we use to account for stock based compensation on a quarterly basis.  Stock compensation is awarded to certain key employees in the form of stock options and restricted stock.  We account for our stock compensation in accordance with Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. All stock options are issued at fair market value on the date of grant.  Accordingly, we did not recognize stock compensation expense for stock options granted during the periods presented.  SFAS No. 148 also requires disclosure of how stock compensation expense would be computed under SFAS No. 123, “Accounting for Stock Based Compensation,” using the fair value method.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends, and the risk-free interest rate over the expected life of the option.  The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	Three months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net Loss
As reported	$(15.1)	$(629.1)	$(86.0)	$(763.1)
Stock compensation expense – fair value based method	(10.3)	(22.5)	(40.8)	(91.1)
Pro Forma Net Loss	$(25.4)	$(651.6)	$(126.8)	$(854.2)

Loss Per Share – Basic and Diluted
As reported	$(0.02)	$(0.79)	$(0.11)	$(0.96)
Pro forma	$(0.03)	$(0.82)	$(0.16)	$(1.08)

During the three months ended July 31, 2003, we offered to eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options.  The new options, which are expected to be granted on or about December 29, 2003, will have an exercise price equal to the average of the high and low trading price of our common stock on the grant date and will vest over a two year period from the grant date.  For purposes of the above tabular disclosure of what our operating results would have been under the fair value method of accounting for stock options, the unrecognized compensation cost of the cancelled options together with any incremental fair value of the replacement options will be amortized over a 30 month period, which consists of the 24 month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

We have issued restricted stock as part of employee incentive programs as well as in conjunction with our fiscal year 2000 purchase of Broadband Access Systems, Inc.  The fair market value of the restricted stock is amortized over the projected remaining vesting period.  During the three and nine months ended July 31, 2003, we incurred $1.1 million and $5.7 million, respectively, of non-cash stock compensation expense related to restricted stock issuances.  Non-cash stock compensation expense for the three and nine months ended July 31, 2002, was $3.4 million and $10.9 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

ADC is a leading global supplier of broadband network equipment, software and systems integration services that enable communications service providers to deliver high-speed Internet, data, video and voice services to consumers and businesses worldwide. Telephone companies, cable television operators, Internet and data service providers, wireless service providers and other communications service providers are building and upgrading the broadband network infrastructure required to offer high-speed Internet access as well as data, video, telephony and other interactive multimedia services. Our product offerings and development efforts are focused on increasing the speed and efficiency of the last mile/kilometer portion of broadband communications networks, and our product and service offerings help connect communications service providers’ offices to businesses and end users’ homes as well as to wireless communications devices.

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

Integrated Solutions products and services consist of systems integration services and operations support systems (OSS) software for broadband, multiservice communications over wireline, cable and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

Marketplace Conditions

Our operating results during the three and nine months ended July 31, 2003, continued to be adversely affected by the prolonged downturn in general economic conditions, and continuing adverse conditions in the communications equipment industry in particular. In this economic environment, many of our communications service provider customers are continuing to defer capital spending, and reduce their communications equipment purchases. We also experienced and expect to continue to experience increased pricing pressure from many of our customers.  A majority of our revenues continue to be derived from telecommunications service providers.  These companies in particular have greatly reduced their spending on communications equipment, resulting in significant reductions in our year over year revenues.  We have also been impacted by reduced or deferred capital spending by our cable industry customers as these customers focus on the profitable deployment of broadband services, which has caused uncertainty with respect to the timing of their plans to expand their networks to offer voice-over Internet Protocol services.  Moreover, some of our customers, both in the telecommunications service industry and the cable industry, have experienced serious financial difficulties, which in some cases have resulted in bankruptcy filings or cessation of operations.  We believe that all of the conditions described above are impacting the communications equipment industry generally, and are not unique to us.

As the prolonged downturn in the communications service industry continues, we expect some consolidation among our customers in order for them to increase market share, diversify product portfolios and/or achieve greater economies of scale.  This activity is likely to have an impact on our results of operations during the time the consolidating companies focus on integrating their operations and choose their equipment vendors.  There can be no assurance that we will be a supplier to the surviving service provider.  An example of this trend became evident during the nine month period ended July 31, 2003, with the acquisition of AT&T Broadband by Comcast Corporation, which has caused uncertainty with respect to our future revenues for IP cable products as Comcast integrates AT&T Broadband’s operations.

In addition to the consolidation we expect from our customers, we expect several forms of structural correction in the communications equipment industry.  Over the next twelve to eighteen months we expect some competitors to drop out of the marketplace due to bankruptcy or shareholder liquidation.  We also believe that companies in the communications equipment industry will seek to form more strategic alliances or consolidate to diversify product portfolios or obtain greater economies of scale. Finally, we expect continuing product line rationalization as companies divest unprofitable product lines in an effort to focus on profitable business opportunities.  With the proceeds of our recent convertible note offering, we intend to pursue opportunities to acquire additional product lines or businesses that are complimentary to our strategic focus.  We may also divest non-strategic product lines as we focus on growing our business profitably.  We continue to review our product portfolio for appropriate strategic additions or divestitures.

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

•                                          facility closure and consolidation;

•                                          elimination of duplicative functions;

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

We continue to be dependent on telecommunications service providers for the majority of our revenues, with the four major U.S. incumbent local exchange carriers accounting for approximately 26% and 30% of our revenues during the three and nine months ended July 31, 2003, respectively.  In addition, our top ten customers accounted for approximately 45% and 56% of our revenues during the three and nine months ended July 31, 2003, respectively.

On February 20, 2003, the Federal Communications Commission (FCC) adopted rules under the U.S. Telecommunications Act of 1996 concerning the obligation of the established telecommunication service providers to share their networks with competitors, a practice known as “unbundling.” The FCC essentially retained the existing unbundling obligations of the carriers (known as UNE-P) with respect to their historic copper-based network infrastructure, and ruled not to require the unbundling of certain network elements in their next generation hybrid and fiber networks. In August 2003, the FCC issued its final rules on unbundling obligations, and it is too early to predict what effect these rules will have on capital spending by our customers. Portions of these rules have already been subjected to legal challenges by various constituents within the telecommunications industry, and additional legal challenges are likely. Overall, we do not anticipate that this aspect of the decision will result in increased capital spending by the incumbent carriers or insurgent competitors in the near term.

Our results of operations have historically been subject to seasonal factors, with stronger demand for our products during the fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end incentives) and weaker demand for our products during the first fiscal quarter ending January 31 (primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period, and a general industry slowdown during that period). There can be no assurance that these historical seasonal trends will continue in the future. For instance, due to the economic downturn in the communications equipment and services market during fiscal 2002 and 2001, the trend was not evident in either fiscal year. This trend was also not evident during the first nine months of fiscal 2003.

A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99-a to our Form 10-Q for the quarter ended April 30, 2003.

Impairment, Restructuring and Other Disposal Charges

We recorded additional impairment, restructuring, and other disposal charges during the three and nine months ended July 31, 2003 and 2002. Impairment charges represent a write-down of the carrying value of property, equipment and goodwill assets to their estimated fair market value. Restructuring charges represent the direct costs of employee terminations and facility consolidations as a result of downsizing our business. Other disposal charges represent the direct costs of exiting certain product lines. A brief explanation of these charges follows, and a more thorough summary is contained in Note 9 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Three Months Ended July 31, 2003 and 2002

During the three months ended July 31, 2003 and 2002, we incurred the following charges (in millions):

		Three Months Ended July 31,
		2003	2002
•	Impairment Charges	$0.2	$160.1
•	Restructuring Charges	12.0	19.2
•	Other Disposal Charges	1.3	13.9
		$13.5	$193.2

Impairment Charges.  For the three months ended July 31, 2003, the impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that resulted from our decision to close or consolidate duplicative facilities in order to streamline and reduce the size of our operations.  The fair market value of this equipment was determined using external sources, primarily proceeds received from previous equipment sales.  For the three months ended July 31, 2002, the impairment charges related primarily to the write-down of the carrying value of the property, equipment and goodwill related to our former optical components business.

Restructuring Charges.  The $12.0 million of restructuring charges incurred during the three months ended July 31, 2003, consisted principally of $5.3 million for employee severance costs related to workforce reductions and $6.7 million for facility consolidation and lease termination costs.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments. Approximately 220 employees were impacted by reductions in force during the quarter.  The $6.7 million of facility consolidation costs primarily relates to the consolidation of six facilities associated with our Integrated Solutions segment. The $19.2 million of restructuring charges incurred during the three months ended July 31, 2002, consisted principally of $18.9 million for employee severance costs and $0.3 million of other restructuring related costs.

Other Disposal Charges. For the three months ended July 31, 2003, we incurred $1.3 million of inventory write-offs associated with discontinuing product lines.  For the three months ended July 31, 2002, the $13.9 million of other disposal charges consists principally of inventory write offs for discontinued product lines.  All of these inventory write-offs were reported in cost of sales.

Nine Months Ended July 31, 2003 and 2002

During the nine months ended July 31, 2003 and 2002, we incurred the following charges (in millions):

		Nine Months Ended July 31,
		2003	2002
•	Impairment charges	$14.8	$178.8
•	Restructuring charges	32.2	80.0
•	Other Disposal charges	2.7	13.4
		$49.7	$272.2

Impairment Charges.  For the nine months ended July 31, 2003, the impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that resulted from our decision to streamline and reduce the size of our operations.  The fair market value of this equipment was determined using external sources, primarily proceeds received from previous equipment sales or estimates of discounted cash flows.  For the nine months ended July 31, 2003, the impairment charges related primarily to the write-down in the carrying value of property, equipment and goodwill related to product lines that we determined to dispose of or shut down.  The largest of these product lines was our former optical components business.

Restructuring Charges.  The $32.2 million of restructuring charges incurred during the nine months ended July 31, 2003, consist principally of $26.8 million for employee severance costs related to workforce reduction and $5.3 million of facility consolidation charges.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions

segments. Approximately 1,240 employees were impacted by reductions in force during the nine months ended July 31, 2003.  The $5.3 million of facility consolidation charges reflects a $4.2 million reversal of a previous accrual related to a manufacturing facility used in our optical components business.  The $80.0 million of restructuring charges incurred during the nine months ended July 31, 2002, consisted principally of $30.8 million of employee severance costs, $35.9 million of facility consolidation and lease termination costs, $10.5 million associated with the write-off of in process research and development and $2.8 million of other costs associated with our facility consolidation and restructuring plans.

Other Disposal Charges. For the nine months ended July 31, 2003, the $2.7 million of other disposal charges represent additional inventory write-offs related to product lines that have been discontinued.  This charge was reported in cost of sales on our Condensed Consolidated Statement of Operations.  For the nine months ended July 31, 2002, the $13.4 million of other disposal charges represent $14.5 million of inventory write-offs reported as cost of sales as well as $(1.1) million of committed sales contracts expense offsets which relate to administrative costs that are reported as selling and administrative expenses in our Condensed Consolidated Statement of Operations.

Effect of Restructuring Charges on Future Cash Flow

The following table provides detail on the remaining restructuring accrual by category as of July 31, 2003, and October 31, 2002 (in millions):

Type of Charge	Accrual October 31, 2002	Accrual July 31, 2003

Employee severance costs	$17.0	$11.4
Facilities consolidation	105.6	28.6
Other	1.6	—
Total	$124.2	$40.0

We believe that our entire restructuring accrual of $40.0 million as of July 31, 2003, will have to be paid from unrestricted cash as follows:

•                  Substantially all of the $11.4 million of employee severance costs will be paid through the first quarter of fiscal 2004.

•                  The facility consolidation accrual relates principally to excess leased facilities.  Of the $28.6 million facility consolidation accrual, we estimate $11.1 million will be paid through July 31, 2004, with the remainder being paid over the respective lease terms ending through fiscal 2015.

The restructuring accrual was established based on our assumptions of the relevant costs at the time the restructuring decisions were made.  The accrual is periodically adjusted based on new information and actual costs incurred.  The ultimate resolution of the accrual may result in adjustments, which may have a material effect on our operating results.  Although most of our restructuring plan initiatives have been implemented, we do not expect to complete our current restructuring plan until the end of fiscal 2003.  Accordingly, we expect to continue to incur restructuring charges throughout the remainder of the fiscal year and may incur such charges in later fiscal years.

Results of Operations

The following table contains information regarding the percentage to net sales of certain income and expense items for the three and nine months ended July 31, 2003 and 2002:

	Percentage of Net Sales
	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002

Net Sales:
Product	72.4%	75.6%	74.2%	77.6%
Service	27.6	24.4	25.8	22.4
Total Net Sales	100.0	100.0	100.0	100.0
Cost of Sales:
Product	40.1	63.4	41.1	55.7
Service	21.4	22.5	21.6	19.9
Total Cost of Sales	61.5	85.9	62.7	75.6
Gross Profit	38.5	14.1	37.3	24.4
Expenses:
Research and development	13.5	22.2	14.7	17.9
Selling and administration	26.3	40.5	30.1	38.0
Impairment charges	—	68.0	2.5	21.6
Restructuring charges	6.5	8.2	5.5	8.4
In process research and development	—	—	—	1.3
Total Expenses	46.3	138.9	52.8	87.2
Operating Income / (Loss)	(7.8)	(124.8)	(15.5)	(62.8)
Other Income (Expense), Net	(0.2)	(1.7)	0.7	2.3
Loss Before Income Taxes	(8.0)	(126.5)	(14.8)	(60.5)
Provision (Benefit) for Income Taxes	—	(141.1)	—	(31.8)
Net Loss	(8.0)	(267.6)	(14.8)	(92.3)

Net Sales

The following table sets forth our net sales for the three and nine months ended July 31, 2003 and 2002, respectively, for each of our functional product and service segments described above (in millions):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2003		2002		2003		2002
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$112.6	59.7%	$156.5	66.6%	$364.9	62.9%	$559.0	67.6%
Integrated Solutions:
Product	23.9	12.7	21.2	9.0	65.6	11.3	82.5	10.0
Service	52.0	27.6	57.4	24.4	149.9	25.8	185.4	22.4
Total Integrated Solutions	75.9	40.3	78.6	33.4	215.5	37.1	267.9	32.4
Total	$188.5	100.0%	$235.1	100.0%	$580.4	100.0%	$826.9	100.0%

Net sales were $188.5 million and $580.4 million for the three and nine months ended July 31, 2003, respectively, reflecting a 19.8% and 29.8% decrease over the comparable 2002 time periods.  Prior year amounts for the three and nine months periods included $3.9 million and $15.2 million of net sales from product lines divested prior to fiscal 2003.  International sales comprised 35.9% and 37.1% of our net sales for the three and nine months ended July 31, 2003, respectively, and 28.6% and 27.7% for the three and nine months ended July 31, 2002, respectively.

During the three and nine months ended July 31, 2003, net sales of Broadband Infrastructure and Access products declined by 28.1% and 34.7%, respectively, over the comparable 2002 time periods.  Net sales in all of our Broadband Infrastructure and Access product lines decreased as a result of lower volumes of products sold due to reductions in communications service provider capital budgets, as well as the lack of new network build-outs or significant expansions of existing networks.  In addition, sales of our IP Cable product line decreased as a result of a significant customer being acquired by Comcast Corporation.  Our wireline product line continues to face strong competition, which is continuing to put pressure on our market share positions for these products.  In response, we intend to continue to aggressively defend our current market share by delivering high quality products and superior customer service at competitive prices.

During the three and nine months ended July 31, 2003, net sales of our Integrated Solutions products declined by 3.4% and 19.6%, respectively, over the comparable 2002 time periods.  Net sales in this segment decreased as a result of continued reductions in our customers’ capital spending budgets, which was tempered by an increase in sales of our software products due to increased license volumes, and a broadening of the historic customer base for our systems integration services, which has predominately been the major U.S. incumbent local exchange carriers, to wireless carriers and long distance service providers.  We anticipate that future revenue in our Integrated Solutions segment will be subject to increased variability, because we intend to focus our software sales efforts on major accounts, which typically have longer sales cycles for large-scale software installations.

For the three months ended July 31, 2003, international sales increased as a percentage of sales in part due to an increase in the sale of systems integration services in Europe.  For the nine months ended July 31, 2003, the increase in international sales as a percentage of total sales over the comparable fiscal 2002 period was largely attributable to the recognition of $16.0 million of deferred revenue from a European customer during the three months ended January 31, 2003.  In addition, during the nine months ended July

31, 2003, as a result of meeting customer acceptance criteria, we recognized $8.1 million of revenue from a software installation at a large European customer, the majority of which related to license fees.  As a percentage of total sales, international sales increased in many regions during the three and nine months ended July 31, 2003, compared to the same 2002 period, including Canada, Europe and the Asia Pacific region.  We attribute these increases to more pronounced capital spending reductions in the United States than in these other regions.

Gross Profit

During the three and nine months ended July 31, 2003, gross profit percentages were 38.5% and 37.3%, respectively, and 14.0% and 24.4% for the three and nine months ended July 31, 2002, respectively.  The increase in gross profit percentage was primarily due to a reduction in our fixed costs of sales as a result of our restructuring activities aimed at downsizing our operations in response to the continued downturn in the telecommunications industry. In addition, inventory write-downs totaling $13.8 million and $14.5 million were taken for the three months and nine months ended July 31, 2002, respectively, as compared to $1.3 and $2.7 million for the three and nine months ended July 31, 2003, respectively, related to discontinued product lines.  We also benefited from a more favorable sales mix toward our higher margin product lines as well as from production efficiencies and reduced production costs resulting from our decision to outsource portions of our manufacturing operations.   We anticipate that our future gross profit percentage will vary based on many factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectibility of large-scale sales transactions and manufacturing volume.

Operating Expenses

Total operating expenses for the three and nine months ended July 31, 2003, were $87.2 million and $306.7 million, respectively, representing 46.3% and 52.8% of net sales, respectively. Included in these operating expenses were restructuring charges of $12.0 million and $32.2 million and impairment charges of $0.2 million and $14.8 million for the three and nine months ended July 31, 2003, respectively.  Total operating expenses for the three and nine months ended July 31, 2002, were $326.5 million and $720.9 million, respectively, representing 138.9% and 87.2% of net sales, respectively.  Included in these operating expenses were impairment charges of $160.1 million and $178.8 million, respectively, and restructuring and in process research and development charges of $19.2 million and $80.0 million, respectively.  The decrease in our operating expenses in absolute dollars and as a percentage of revenue was primarily due to a significant reduction in the amount of our restructuring and impairment charges, the ongoing cost savings from our restructuring efforts and the divestiture of certain business units and product lines. We will continue to monitor our operating expenses for opportunities to further reduce our operating costs.

Research and development expenses were $25.4 million and $85.1 million for the three and nine months ended July 31, 2003, respectively, compared to $52.1 million and $147.9 million during the three and nine months ended July 31, 2002, respectively.  This represents a decrease of 51.2% and 42.5% during the three and nine months ended July 31, 2003, over the comparable 2002 time periods.  Research and development expenses for the three and nine months ended July 31, 2003, decreased by $26.7 million and $62.8 million of which $8.2 million and $29.1 million are due to the divestiture or discontinuance of certain business units and product lines in fiscal 2002. We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our operating segments.

Selling and administration expenses were $49.6 million and $174.6 million for the three and nine months ended July 31, 2003, respectively, which was a decrease of 47.8% and 44.4% from $95.1 million and $314.2 million for the three and nine months ended July 31, 2002, respectively. This decrease reflected the effects of headcount reductions resulting from our continued restructuring efforts.  In addition, of the $45.5 million and $139.6 million reductions for the three and nine months ended July 31, 2003, $11.7 and $34.4 million, respectively, was attributable to lower bad debt expense in the current year, and $5.7 million and $34.5 million, respectively, was due to the divestiture or discontinuance of certain business units and product lines in fiscal 2002.

Other Income (Expense), Net

The following table provides a breakdown of other income and expenses for the three and nine months ended July 31, 2003 and 2002 (in millions):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Interest income	$2.3	$3.3	$5.3	$8.3
Cash interest expense	(1.4)	(1.0)	(1.6)	(3.0)
Non-cash interest expense	(0.1)	—	(0.2)	—
Loss on sale of product lines	—	(4.8)	(2.8)	(4.8)
Gain on sale of investments	—	13.7	2.0	22.6
Gain (loss) on sale of fixed assets	(.6)	(5.3)	(1.6)	(8.9)
Loss on equity investment	—	(3.0)	—	(6.5)
Gain on patent infringement settlement	—	—	—	26.2
Other	(.6)	(6.9)	2.9	(14.9)

Total Other Income (Expense)	$(0.4)	$(4.0)	$4.0	$19.0

Income Taxes

As a result of our cumulative losses over the past two fiscal years and the full utilization of our loss carryback potential, we are not recognizing a tax benefit on our pretax losses until we can sustain a level of profitability that demonstrates our ability to utilize our deferred tax assets. Therefore, the effective income tax rate for the three and nine months ended July 31, 2003, was zero. The effective income tax rate for the three and nine months ended July 31, 2002, was 38.0% and 38.0%, excluding the impact of lower rates used for restructuring charges.  In addition, during the third quarter of 2002, a full valuation allowance was established against our net deferred tax assets.  This valuation allowance was $453.4 million for the three and nine months ended July 31, 2002, which was partially offset by a tax benefit on the pre-tax loss as well as tax benefit adjustments related to tax law changes of $121.8 million and $190.7 million for the three and nine months ended July 31, 2002, respectively.

Net Loss

Net loss was ($15.1) million (or $0.02 per diluted share) and ($86.0) million (or $0.11 per diluted share) for the three and nine months ended July 31, 2003, respectively, compared to net loss of ($629.1) million, or ($0.79) per diluted share and ($763.1) million, or ($0.96) per diluted share for the three and nine months ended July 31, 2002, respectively.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three and nine months ended July 31, 2003.  See our most recent Annual Report filed on Form 10-K for fiscal 2002 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days and other short-term investments had a balance of $743.7 million at July 31, 2003, which is an increase of $464.8 million compared to October 31, 2002.  The major sources of cash during the nine months ended July 31, 2003, were $132.9 million in income tax refunds and the proceeds of our $400.0 million convertible unsecured subordinated note offering on June 4, 2003. In addition, restricted cash decreased by $156.0 million.  Of this amount, $148.2 million was used to purchase five properties subject to “synthetic” operating leases, and $14.3 million was used to pay a guarantee of a customer note receivable.  Other cash outflows included $63.0 million used to fund investing and financing activities (such as net property plant and equipment additions) and the repayment of long-term debt.  Cash inflows of $45.9 million were associated with working capital management improvements, which were offset by net losses from operations.

As of July 31, 2003, we had restricted cash of $21.0 million.  Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, primarily cash collateral for letters of credit and foreign currency hedging activities.  As a result, restricted cash is not available to us for working capital.  The restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit and currency hedging arrangements were issued.  We are entitled to the interest earnings on our restricted cash balances.

During the nine months ended July 31, 2002, cash decreased $76.8 million compared to October 31, 2001.  In addition, as of July 31, 2002, we held approximately $6.4 million in marketable securities.  The major elements of the 2002 change included $165.0 million in cash proceeds from improved working capital management, income tax refunds and a patent infringement settlement, which were offset by a $276.5 million increase in restricted cash and net losses from operations.

Finance-related Transactions

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933.  This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes.  The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below.  In the first transaction we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008.  In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013.  The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. The initial interest rate on the variable note is 1.59625% for the period ending December 15, 2003. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes anytime prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes.  Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes, which is a maximum of 99.7 million shares.  We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share.  The total cost of the call options was $137.3 million, which was recognized in shareowners’ investment.  The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options.  The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share.  The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share.  The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment.  The call options and the warrants are subject to early expiration upon conversion of the notes.  The net effect of the call options and the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

During the nine months ended July 31, 2003, we cancelled our accounts receivable securitization arrangement because we did not plan to utilize it.  We entered into this arrangement with a financial institution in December 2001, and the arrangement was intended to function much like a revolving line of credit, but with a lower cost of funds than a traditional revolving line of credit.  Pursuant to this arrangement, we were able to sell certain of our U.S.-sourced accounts receivable to the financial institution without recourse to us.  The accounts receivable securitization agreement was never utilized.

Vendor Financing

We have worked with customers and third-party financiers to find a means of funding customer equipment purchases from us by negotiating financing arrangements. As of July 31, 2003 and 2002, we had commitments to extend credit of approximately $57.7 million and $58.0 million, respectively, under such arrangements. The total amount drawn and outstanding under the commitments was approximately $21.5 million and $14.0 million as of July 31, 2003 and 2002, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.   Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At July 31, 2003, we have recorded approximately $19.0 million in loss reserves in the event of non-performance under these financing arrangements.

In connection with the sale of a participation interest in a customer note receivable for $14.3 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest.  During the nine months ended July 31, 2003, the customer defaulted on the note receivable.  Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest amount on the note receivable at the time the customer defaulted.  Of the

$14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash. This note receivable has been fully reserved for as part of our allowance for doubtful accounts reserve.

Working Capital Outlook

Our main source of liquidity continues to be our unrestricted cash on hand.  We expect to receive a federal income tax refund of approximately $5.0 million during the fourth fiscal quarter of 2003. We intend to continue to use our unrestricted cash to fund our operations in the event that positive cash flow is not achieved in the near term and to pay our $40.0 million restructuring accrual.  We believe that our current unrestricted cash on hand should be adequate to fund our working capital requirements, planned capital expenditures, and restructuring costs through fiscal 2003 and beyond.

We believe that the cash provided by our recent convertible note financing transaction will also enable us to pursue strategic opportunities, including possible product line or business acquisitions.  However, if the cost of one or more acquisition opportunities exceeds our existing capital resources, additional sources of capital may be required.  Given the current state of the communications equipment industry, there are few alternatives available as sources of financing.  Commercial bank financing is not readily available at this time to us or to many other companies in our industry.  Accordingly, any plan to raise additional capital would likely involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareholders.  Following the completion of our recent convertible note financing transaction, we only have approximately 10 million shares of common stock available for issuance under our articles of incorporation after taking into account our share reserves for our stock option plans and employee stock purchase plan.  Accordingly, any plan to raise capital through the issuance of shares of common stock or securities convertible into common stock may require an amendment to our articles of incorporation, which would require the approval of shareowners.

Off-balance Sheet Arrangements

We were a party to an operating lease agreement related to our world headquarters facility in Eden Prairie, Minnesota. This lease was set to expire in October of fiscal 2006. This operating lease, which is sometimes referred to as a “synthetic lease,” contained a minimum residual value guarantee by us at the end of the lease term, and also gave us a purchase option at the end of the lease term. During the three months ended July 31, 2003, we purchased this property for an aggregate purchase price of $46.8 million.  The entire purchase price was paid out of the pledged collateral that was classified as restricted cash on our Condensed Consolidated Balance Sheet.

This lease arrangement was originally entered into as an economical means of financing the construction of our world headquarters facility.  Subsequently, the purchase option price for this facility was fully cash collateralized.  As a result, we no longer were receiving any financing benefits from this arrangement.  During the three and nine months ended July 31, 2003, we incurred rent expense under this lease in the amount of $0.3 million and $0.9 million, respectively.  During the three and nine months ended July 31, 2002, we incurred rent expense under this lease in the amount of $1.8 million and $4.6 million, respectively.  During the three and nine months ended July 31, 2003 and 2002, we incurred cash outlays from our unrestricted cash (for payment of rent) of like amounts.

In addition to the purchase of the world headquarters building, during the nine months ended July 31, 2003, we purchased a total of four other properties that we had been leasing under synthetic leases. Two properties were purchased for $55.9 million and the remaining two were purchased for $45.5 million.  All of the properties were purchased using the restricted cash we had previously pledged to secure the lease obligations.  The two properties that were purchased for $55.9 million were recorded at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we had previously recognized this loss in a prior fiscal year. These two properties are currently classified as assets held for sale on our Condensed Consolidated Balance Sheet because we intend to sell them within one year from the date of purchase. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million, which became available to us as unrestricted cash.  The majority of the difference between the purchase price for these two properties of $45.5 million and the sales price we received was previously accrued as part of our restructuring accrual.

In connection with our investment activity, we invested in two independent venture capital funds in fiscal 2000.  Our investments in these funds are recorded as long-term assets on our Condensed Consolidated Balance Sheet.  We committed to invest an aggregate of $15.0 million in these funds as the fund managers made capital calls.  During the three and nine months ended July 31, 2003, we contributed $0.5 million and $1.2 million, respectively, to these funds.  During the three and nine months ended July 31, 2002, we contributed $1.1 and $1.3 million, respectively to these funds.  As of July 31, 2003, our outstanding unfunded commitment totaled $8.2 million.  We expect that our remaining commitment will be funded through the use of unrestricted cash on hand over the course of the next three years.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, our estimates of probable liabilities relating to pending litigation, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs and the effect of regulatory changes.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These include, without limitation:  the magnitude and duration of the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our revenues are derived; our ability to restructure our business to achieve operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers, which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment, software and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, as approximately 25% to 40% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions, lack of investor demand or the current corporate charter limitation on our ability to issue additional shares of common stock; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in Exhibit 99-a to our Form 10-Q for the period ended April 30, 2003.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes that have a variable interest rate on June 4, 2003.  The interest rate on these notes is equal to 6-month LIBOR plus 0.375%.  The interest rate on these notes will reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013.  Assuming interest rates rise 1%, 5% and 10%, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of July 31, 2003, our outstanding deferred compensation obligation related to the 401(k) excess plan was $6.8 million, of which approximately $1.2 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.4 million, $3.4 million and $6.8 million, respectively, and we would incur an expense of a like amount.

We are exposed to market risk from changes in foreign exchange rates. To mitigate the risk from these exposures, we have instituted a balance sheet hedging program. The objective of this program is to protect our net monetary assets and liabilities in non-

functional currencies from fluctuations due to movements in foreign exchange rates. The program operates in markets where hedging costs are beneficial. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net asset positions. The majority of hedging instruments utilized are forward contracts with maturities of less than one year.  Foreign exchange contracts reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.  During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that has been filed in the United States District Court for the District of Minnesota.  The complaint names ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer, as defendants. During the period the lawsuit covers, Mr. Switz held the position of Executive Vice President and Chief Financial Officer. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from November 2000 to March 28, 2001.  Since this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits.  The complaints allege that we violated the securities laws and our fiduciary duties by making false and misleading statements about our financial performance and business prospects.  These shareowner lawsuits have been consolidated into a single lawsuit, which has been captioned In Re ADC Telecommunications, Inc. Securities Litigation.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that has been filed in the United States District Court for the District of Minnesota.  The complaint names ADC, the third party we utilize to administer and serve as trustee of our Retirement Savings Plan and several of our current and former officers and directors as defendants.  Since this lawsuit was served, we were served with two substantially similar lawsuits.  These lawsuits have been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan.  The lawsuits allege a breach of fiduciary duties under the Employee Retirement Income Security Act.  We anticipate that these three lawsuits will be consolidated in the near future.

We believe that all of the above lawsuits are without merit and intend to defend these actions vigorously.  However, litigation is by its nature uncertain and unfavorable resolutions of these lawsuits could materially adversely affect our business, results of operations or financial condition.

We have received notices from certain technology companies claiming that some of our products may infringe patents owned by these companies.  These notices also include an offer to license the patented technology.  We are still in the process of investigating these allegations.  At this time we are not able to predict whether these claims may result in a material impact on our business, results of operations or financial condition.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability resulting from an adverse result in many of such lawsuits, proceedings or claims cannot be determined at this time.  As of July 31, 2003, we had recorded approximately $18.1 million in loss reserves in the event of such adverse outcomes in these matters.  Litigation by its nature is uncertain and we cannot predict the ultimate outcome of these matters with certainty.  However, in light of the reserves we have taken, we believe the ultimate resolution of these other lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

On June 4, 2003, we sold $200.0 million aggregate principal amount of 1% Convertible Subordinated Notes due December 15, 2008, and $200.0 million aggregate principal amount of Floating Rate Convertible Subordinated Notes due December 15, 2013 (the total $400.0 million of notes are referred to as the “Notes”). The initial purchasers were Banc of America Securities, LLC, Credit

Suisse First Boston, Merrill Lynch & Co. and Morgan Stanley, who purchased the notes from us at 97.5% of face value. Holders of the Notes may convert the Notes into shares of our common stock at a conversion rate of 249.1901 shares per $1,000 principal amount of Notes (equal to a conversion price of $4.013 per share) at anytime prior to maturity or their repurchase, subject to adjustment in certain circumstances. The offer and sale of the Notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A.

We filed a Registration Statement on Form S-3 for the resale of the Notes and the shares of the common stock issuable upon conversion of the Notes.  However, the SEC has not yet declared the registration statement to be effective.   Of the net proceeds from the sale of the Notes, $34.5 million was used to enter into a call option and warrant transaction with two of the initial purchasers to reduce the potential dilution from conversion of the Notes (See Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a description of this call option and warrant transaction). The net remaining proceeds of $355.5 million from the sale of the Notes were invested in short-term investments per our investment policy. The net proceeds remain available for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Pursuant to the shareowner approval we received at our March 4, 2003 annual meeting of shareowners, we offered to eligible employees the right to exchange certain of their existing employee stock options for a lesser number of employee stock options at a new exercise price.  The final exchange ratios used for this stock option exchange program were as follows:

Current Exercise Price Range of Eligible Options	Exchange Ratio

$4.00 to $5.49	1.50 to 1.00
$5.50 to $7.99	2.00 to 1.00
$8.00 to $14.99	2.75 to 1.00
$15.00 or higher	4.75 to 1.00

Our offer under this stock option exchange program expired at 11:59 p.m. Central Time on June 27, 2003.  Of the 3,136 employees who were eligible to participate, 1,815 elected to participate.  Of the 45,086,569 options eligible to be tendered in the offer, we accepted for cancellation options to purchase 27,766,074 shares of common stock.  Upon the terms and subject to the conditions of the offer, we expect to grant options to purchase an aggregate of 11,605,217 shares of our common stock in exchange for such tendered options on or about December 29, 2003.  The new options will be issued with an exercise price equal to the average of the high and low trading price of our common stock on the NASDAQ Stock Market on the date of the grant of the new options (subject to the terms and conditions of the offer).

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

b.                                      Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the quarter ended July 31, 2003:

Date	Item Reported

May 21, 2003	Item 9 and Item 12 – May 21, 2003 – news release announcing our second quarter earnings.
May 22, 2003	Item 5 – May 19, 2003 – reporting the filing of a purported class action lawsuit against us and certain individual defendants alleging violations of ERISA.
May 29, 2003	Item 5 and Item 7 – May 29, 2003 – to file updated risk factors.
June 5, 2003	Item 9 – June 5, 2003 – Regulation FD disclosure
July 31, 2003	Item 5, 7 and 9 – July 30, 2003 – reporting adoption of Amended and Restated Shareholder Rights Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2003	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.

EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2003

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
4-f

Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003)

4-g		Indenture dated as of June 4, 2003 between ADC Telecommunications, Inc. and U.S. Bank National Association.
4-h

Registration Rights Agreement dated as of June 4, 2003 between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representatives of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013.

10-a		First Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of February 26, 2002.
10-b		Second Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of April 1, 2003.
10-c		Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of January 1, 2003.
10-d	**	Executive Employment Agreement dated as of May 5, 2003 between ADC Telecommunications, Inc. and Dilip Singh.
10-e		Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz
10-f		Early Termination Option Notice dated May 30, 2003, from ADC Telecommunications, Inc. to Lease Plan North America, Inc.
10-g		Termination of Memorandum of Ground Lease dated July 17, 2003, from ADC Telecommunications, Inc. and Lease Plan North America, Inc.
10-h

Termination, Satisfaction and Release of Memorandum of Lease, Mortgage and Security Agreement between Lease Plan North America, Inc., ADC Telecommunications, Inc., ABN AMRO Bank N.V. and Amsterdam Funding Corporation.

10-i		Quit Claim Deed, Quit Claim Bill of Sale and Termination of Lease dated July 17, 2003, executed by Lease Plan North America, Inc. in favor of ADC Telecommunications, Inc.
31-a		Certification of principal executive officer required by Exchange Act Rule 13a-14(a)
31-b		Certification of principal financial officer required by Exchange Act Rule 13a-14(a)
32		Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**  Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10-d have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.