Form 10-K
period 2003-10-31
ADC TELECOMMUNICATIONS INC
filed 2004-01-15
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2003.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13625 Technology Drive Eden Prairie, Minnesota	55344-2252
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 938-8080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.20 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by the NASDAQ Stock Market on January 7, 2004, was $2,767,428,507.

The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of January 7, 2004, was 806,134,096.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2004 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission on or before January 31, 2004.

As used in this report, fiscal 2001, fiscal 2002, fiscal 2003 and fiscal 2004 refer to our fiscal years ended or ending October 31, 2001, 2002, 2003 and 2004, respectively.

PART I

Item 1. BUSINESS

ADC Telecommunications, Inc. was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our headquarters is located at 13625 Technology Drive in Eden Prairie, Minnesota. Our corporate website address is www.adc.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge on our website as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission. Information on our website is not deemed incorporated by reference in this Form 10-K.

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

Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, cable and wireless communications network applications; Digital Subscriber Line (DSL) offerings for the telecommunications industry; and Internet Protocol (IP)-based offerings for the cable industry. These products consist of:

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

Our Integrated Solutions business provides system integration services and operations support system (OSS) software for broadband, multiservice communications over wireline and wireless networks. Systems integration services are used to design, equip and build communications networks that deliver Internet, data, video and voice services to consumers and businesses. OSS software includes communications billing, customer management, network performance and service-level assurance software used by service providers to operate communications networks.

Industry Background

We believe that broadband, multiservice communications networks help to meet the information needs of businesses and consumers around the world. The rate of growth and utilization of the Internet is a key driver of the need for broadband network infrastructure. We believe consumers increasingly find dial-up modem speeds unacceptable for current Internet and Web-based applications. Further, we believe the growing popularity of applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming, distance learning, telemedicine and high-speed imaging will drive even more people to use broadband communications services. We believe that the global deregulation of communications markets has the potential to transform traditional communications service providers into integrated communications providers. Traditional communications service providers offer only a limited selection of Internet, data, video or voice services, each on a separate network connection and a separate customer bill. Integrated communications providers operate broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services over a single high-speed network connection while sending only one bill for all of the services the customer uses. Communications service providers have the ability to compete for customers by offering bundles of different communications services over cost-effective networks. As a result of competition among communications service providers to obtain and retain customers with bundled services, we believe there is a large potential global market for broadband access and network equipment, software and systems integration services to build and upgrade broadband, multiservice networks.

Strategy

Our strategy is to capitalize on selected opportunities in the global communications infrastructure market created by the deployment of broadband, multiservice networks. Communications service providers intend to serve their consumer and business customers with broadband, multiservice networks that offer faster, more cost-effective and integrated Internet, data, video and voice services. Our products and services address key areas of the communications network infrastructure. They are used to design, build and upgrade networks, connect and access networks, transport Internet, data, video and voice signals over communications service networks, and provide OSS software to operate communications networks. As a result, our product and service offerings address many of the needs of a customer base that includes local and long-distance telephone companies, cable television operators, wireless service providers, Internet and data service providers, other communications service providers, broadcasters, enterprises, governments, system integrators and communications equipment manufacturers and distributors.

We restructured our business over the last three fiscal years in response to a significant decline in capital spending by our customers. We may engage in additional restructuring to gain greater focus in key areas of our business. Through this restructuring, we are seeking to better position ourselves for profitable growth in the market segments where we believe we have a sustainable competitive advantage. We believe the area where we have such an advantage is the communications infrastructure market, with an emphasis on the “last mile/kilometer” of the network. We serve this market primarily by our connectivity, wireline and wireless infrastructure products and systems integration services, all of which we provide to our wireline, wireless and cable service provider customers.

In our restructured company, key components of our long-term strategy include:

•	growing sales through market share gains, new product introductions and expansion into adjacent and related markets;

•	continuing to develop new sales channels and market opportunities through the use of partnerships and alliances with other equipment vendors, distributors, resellers and systems integrators;

•	keeping our cost structure low to compete effectively in a more cost conscious marketplace; and

•	adding to our product portfolio by making strategic acquisitions and improving profitability by divesting or de-emphasizing unprofitable or low-growth products.

Growing Sales.    In the current environment of reduced capital spending by communication service providers, we believe that we must gain market share in order to grow our business. We intend to increase our market share by offering a compelling value proposition through a combination of product functionality, quality, price-competitiveness and world-class customer service, with particular emphasis on helping our customers lower their overall cost of providing communication services to end user customers. We also intend to develop and introduce new products that have applications in our current markets as well as adjacent markets.

Development of New Sales Channels.    We believe that we can effectively partner with other companies serving the public and private communication network markets to offer more complete solutions to customer needs. Our connectivity products in particular are conducive to being incorporated by other equipment vendors into a systems-level solution.

Monitoring Low Cost Structure.    We intend to continue our efforts to lower our overall cost structure to become or remain a low-cost industry leader in selected product areas, while also maintaining our reputation for high-quality products and services and world-class customer service.

Product Portfolio Changes.    We are also searching for appropriate acquisition opportunities to strengthen our product portfolio. Our efforts are focused on opportunities within our existing markets, as well as opportunities in adjacent or related markets. As we have done over the last three fiscal years, we also intend to evaluate and monitor our existing product lines for growth and profitability prospects and, when appropriate, deemphasize or divest product lines that do not meet our criteria.

Our ability to implement our strategy effectively is subject to numerous uncertainties, the most significant of which are described in the section captioned “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.

Product and Service Offering Groups

Our Broadband Infrastructure and Access business focuses on broadband connectivity products for a variety of communications network applications, DSL offerings for the telecommunications industry and IP-based offerings for the cable industry. Broadband Infrastructure and Access products accounted for approximately 63%, 68% and 75% of our net sales in fiscal 2003, 2002 and 2001, respectively.

Our Integrated Solutions business focuses on systems integration services and OSS software. Integrated Solutions products and services accounted for approximately 37%, 32% and 25% of our net sales in fiscal 2003, 2002 and 2001, respectively. The primary products and services offered by each of these segments are described below.

See Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding these two business segments as well as information regarding our assets and sales by geographic region.

Broadband Infrastructure and Access

Our Broadband Infrastructure and Access products for public network providers are located primarily in service provider serving offices and networks, including telephone company central offices and networks, cable television company headend offices and networks, and wireless company global switching centers, networks and tower sites. All of these facilities contain the equipment used in switching and transmitting incoming and outgoing communications channels. Portions of our broadband transmission systems are located in the public network outside the serving offices and on end-users’ premises. Our enterprise private and governmental network customers generally purchase our products for installation in the networks located on their premises. Broadband Infrastructure and Access products consist of the following general product groupings:

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

Fiber Distribution Panels and Frame Products.    Fiber distribution panels and frames, which are functionally similar to copper cross-connect modules and bays, provide interconnection points between fiber-optic cables entering a service provider’s serving office and fiber-optic cables connected to fiber-optic equipment within the serving office. Our fiber distribution panels and frames are designed with special consideration of fiber-optic properties.

RF Signal Management Products.    Our series of Radio Frequency (RF) products are designed to meet the unique performance requirements of video and data transmission over coaxial cable used in today’s cable television networks and emerging cable modem networks. The RF Worx® product family leads the industry by offering the “plug-and-play” flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RF Worx® system provides cable television network design engineers with the full breadth of RF signal management tools that are essential in an evolving cable television headend environment.

Power Distribution and Protection Panels.    Our PowerWorx® family of circuit breaker and fuse panels are designed to power and protect network equipment in multi-service broadband networks.

Modular Fiber-Optic Routing Systems.    Our FiberGuide® system is a modular routing system that provides a segregated, protected method of storing and routing fiber-optic patch cords and cables within a service provider’s serving office.

Other Connectivity Products.    A variety of other products used by telecommunications service providers and private networks to connect, monitor and test portions of their networks, such as patch cords, media converters, splitter products and jacks and plugs.

Wireless Systems and Components

Our wireless systems and components help amplify and extend the coverage of wireless communications networks. These products include:

Wireless Infrastructure Equipment and Subsystems.    We develop, manufacture and market SMARTop® and ClearGain® families of tower-top amplifier products, which are distributed globally for all major air interfaces. These products are sold primarily to wireless carriers and original equipment manufacturers (OEMs).

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

Access Systems

Our access systems operate between service providers’ serving offices and the last mile/kilometer portion of communications networks. These products include:

Carrier-Class Intelligent Loop Access Platforms.    Our Soneplex® and HiGain® products enable communications service providers to deliver T1/E1-based services over copper or optical facilities in the last mile/kilometer of communications networks. Soneplex® and HiGain® products integrate functions and capabilities that help reduce the capital and operating costs of delivering T1/E1-based services. Our PG-Flex® product is a micro digital loop carrier that is used by telecommunications service providers to increase the carrying capacity of common voice-grade copper wire in the last mile/kilometer of communications networks. This system is capable of conveying both regular voice service and asymmetrical digital subscriber line (ADSL) signals.

IP Cable Products.    We make a variety of access products for the cable industry, including our Cuda™ Cable Modem Termination System (CMTS) that enables cable operators to offer high-speed Internet access via industry standard cable modem services. A CMTS is used to manage the two-way flow of traffic over a cable system, and will also support the provision of voice services (i.e., local telephone service) in conjunction with video and data services.

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

OSS Solutions

These products and services include:

Billing and Customer Management Software.    Our Singl.eView product provides real time billing, customer management and enhanced Web solutions for local, Internet, data, long-distance, wireless, cable and content markets. In addition to the base software product, we offer professional services that enable a customer to customize the installation to its needs. These products and services are designed to enable communications service providers to bring new service offerings to market quickly, and to bill accurately and reliably for multiple services on one convergent invoice. We believe that elements of our Singl.eView product also have applications outside of our traditional communication service provider market focus, particularly with media and content companies who have a need for transaction-based billing systems.

Network and Service Management Software.    We develop and market network performance management, service quality management and service level agreement software under the Metrica® brand name. These products are designed to enable communications service providers to monitor and to assure quality of service to their customers.

Sales and Marketing

We sell our products to customers in four primary markets:

•	the U.S. public communications network market, which includes the four major U.S. incumbent local exchange carriers (Verizon, BellSouth, SBC and Qwest), other local telephone companies, long-distance carriers, wireless service providers and cable television operators;

•	the U.S. private and governmental markets, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use;

•	the public and private network markets outside of the United States; and

•	to other communications equipment vendors, who incorporate our products into products and systems that they in turn sell into the three markets listed above.

The majority of our sales are made to telecommunications service providers, and the four major U.S. incumbent local exchange carriers combined accounted for approximately 25.7%, 28.2% and 32.0% of our revenues during fiscal 2003, 2002 and 2001, respectively. No single customer accounted for more than 10% of our sales in fiscal 2003 or 2001. Verizon Communications, Inc., accounted for 10.6% of our sales in fiscal 2002. However, our customer base is relatively concentrated with our top ten customers accounting for 44.5%, 47.2% and 51.7% of our net sales in fiscal 2003, 2002 and 2001, respectively. Due to the generally short lead times between receipt of a customer order and the time we ship the product, our committed backlog of orders is not a material portion of our annual revenues, and thus is not a meaningful indicator of future revenues.

We market our products outside the United States primarily to telephone operating companies, cable television operators and wireless service providers for public communications networks located in Africa, Asia, Australia, Canada, Europe, Latin America, the Middle East and the Pacific. Our non-U.S. net sales accounted for approximately 36.3%, 27.1% and 28.8% of our net sales in fiscal 2003, 2002 and 2001, respectively, and are not concentrated in any one country.

A majority of our sales are made by our direct sales force. We maintain sales offices throughout the United States and in Asia, Australia, Canada, Europe, Latin America, the Middle East and the Pacific. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers, distributors and manufacturers’ representatives. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products outside the United States.

We maintain a customer service group that supports our field sales personnel. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service engineering group that provides on-site service to customers.

Research and Development

We believe that our future success depends, in part, on our ability to adapt to the rapidly changing communications environment, to maintain our significant expertise in core technologies and to continue to meet and anticipate our customers’ needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. The focus of our research and development activities will change over time based on particular customer needs and industry trends as well as our decisions with respect to which areas we are most likely to achieve success. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances relating to new products and technologies from sources outside ADC. Our expenses relating to internal research and development activities were $108.6 million, $182.8 million and $287.3 million in fiscal 2003, 2002 and 2001, respectively.

During fiscal 2003, our research and development activities were primarily directed at the following areas:

•	developing connectivity products to enable the deployment of fiber optic lines directly from the service providers local office to or near the communication service customer (known as the FTTX initiative);

•	developing line-powered solutions for the deployment of wireless fidelity (Wi-Fi) internet access service;

•	connectivity products that enable the use of Ethernet protocols within the public communications network, which is used by our customers to more effectively deploy data services over their historic voice-based networks;

•	development of software-based products for wireless networks that will enable wireless carriers to replace certain physical network elements with software solutions; and

•	further development of our Cuda cable modem termination system to add expanded functionality and meet next-generation industry certification levels.

New product development often requires long-term forecasting of market trends, the development and implementation of new processes and technologies and a substantial capital commitment. Due to the uncertainties inherent in each of these elements, there can be no assurance that any new products we develop will achieve market acceptance or be profitable. In addition, we intend to be more focused and selective in our research and development efforts as we balance these efforts with our efforts to achieve sustained profitability.

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

•	For Broadband Infrastructure and Access products: ADTRAN, Andrew, Arris Group, Avaya, Cisco Systems, Corning, ECI Telecom, Furukawa, Krone, Lucent Technologies, Motorola, Telect and Terayon.

•	For Integrated Solutions products and services: Alcoa Fujikura, Agilent, Amdocs, Bechtel, Convergys, Lucent Technologies, Portal Software, SPIE and TTI.

We believe that our success in competing with other communications product manufacturers depends primarily on the following factors:

•	Maintaining our brand recognition and reputation as a financially sound long-term supplier to our customers;

•	our engineering (research and development), manufacturing, sales and marketing skills;

•	the price, quality and reliability of our products; and

•	our delivery and service capabilities.

With the current low level of spending by our customers, we have experienced increased pricing pressures from competitors, as well as general pricing pressure from our customers as part of their cost reduction efforts. Price will likely continue to be a major factor in the markets in which we compete.

We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, continuing regulatory changes and industry consolidation will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time it is difficult to predict the full scope and nature of this evolution. We cannot assure you that we will be able to compete successfully with existing or new competitors. Competitive pressures may materially and adversely affect our business, operating results or financial condition.

Manufacturing and Suppliers

We manufacture a variety of products that are fabricated, assembled and tested in our own facilities in the United States. In an effort to reduce costs and improve customer service, we also utilize production facilities outside the United States in addition to sourcing key components and raw materials outside the United States. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is completely vertically integrated and consists primarily of fabrication of jacks, plugs and other basic components from raw materials, assembly of components and testing. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. We also utilize several outsource manufacturing companies to manufacture, assemble and test certain of our products within our Broadband Infrastructure and Access segment. We estimate that products obtained from outsourced manufacturers accounted for approximately 41% of our net sales for the Broadband Infrastructure and Access segment in fiscal 2003.

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

We have registered the initials “ADC” alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

Employees

As of October 31, 2003, we employed approximately 5,700 people. During the restructuring of our business in fiscal 2003, we reduced our number of employees by approximately 1,900 through involuntary workforce reductions and attrition. We consider relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers are:

Name	Office	Officer Since	Age
Robert E. Switz	President and Chief Executive Officer	1994	56
Gokul V. Hemmady	Vice President, Chief Financial Officer	1997	42
Michael K. Pratt	Vice President, President, Wireline Business Unit	2002	49
Hilton M. Nicholson	Vice President, President, IP Cable Business Unit	2002	45
Patrick D. O’Brien	Vice President, President, Connectivity Business Unit	2002	40
Jo Anne M. Anderson	Vice President, President, Systems Integration Business Unit and Software Systems Business Unit	2001	46

Jeffrey A. Quiram	Vice President, President, Wireless Business Unit	2001	43
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	44
Laura N. Owen	Vice President, Human Resources	1999	47
Mary E. Quay	Vice President, Worldwide Operations	2002	51

Mr. Switz joined ADC in January 1994 and served as ADC’s Chief Financial Officer from that date until August 2003, when he was named Chief Executive Officer. From 1988 to 1994, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

Mr. Hemmady joined ADC in October 1997. Mr. Hemmady served as ADC’s Vice President and Treasurer from October 1997 until August 2003. From May 2002 until August 2003, he also served as our Controller. Mr. Hemmady was named Chief Financial Officer in August 2003. Prior to joining ADC, Mr. Hemmady was employed by U S WEST International, a communications service provider, where he served as Director of International Finance from January 1996 to September 1997.

Mr. Pratt joined ADC in June 2002, as President of ADC’s Wireline Business Unit. Prior to joining ADC, Mr. Pratt served in a variety of positions, including Vice President and General Manager of the Access Systems Division of RELTEC Corporation, from 1996 to 1999. In March 1999, RELTEC Corporation was acquired by Marconi, Inc., a subsidiary of Marconi plc, a global telecommunications equipment and solutions company. Mr. Pratt continued to serve as the Vice President and General Manager of this business following this acquisition, until he was promoted to Executive Vice President of Marconi, Inc. in July 2000, a position he held until joining ADC.

Mr. Nicholson joined ADC in July 2002, as President of ADC’s IP Cable Business Unit. Prior to that, Mr. Nicholson served in a variety of positions with Lucent Technologies, Inc., a provider of communications networks for the global communications services market, from 1996 to 2002, including most recently as the Vice President and General Manager of Lucent’s Core Switching and Routing Division.

Mr. Patrick O’Brien joined ADC in 1993 and was named President of ADC’s Connectivity Business Unit in December 2002. Prior to joining ADC, Mr. O’Brien was employed by Contel Telephone for six years in a network planning capacity.

Ms. Anderson joined ADC in 1983 and was named President of ADC’s Systems Integration Business Unit in November 2000, and President of ADC’s Software Systems Division in November 2003. Prior to that Ms. Anderson served as Vice President of ADC’s Systems Integration Business from May 1998 to November 2000, after having served as ADC’s Vice President, Global Customer Service.

Mr. Quiram joined ADC in September 1991. Prior to being named the President of ADC’s Wireless Business Unit in December 2002, Mr. Quiram served as President of ADC’s Connectivity Business Unit from October 2001 to December 2002, President of ADC’s Broadband Infrastructure Division from April 2001 to October 2001 and Vice President and General Manager of the Wireless Division of ADC’s Broadband Connectivity Group from May 1999 to April 2001. Prior to joining ADC, Mr. Quiram worked for eight years at U S WEST, a communications service provider.

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

Ms. Quay joined ADC in 1977 and has served in a variety of positions over her 26-year career at ADC. During the last five years, Ms. Quay served as Vice President of Manufacturing/Operations, and during 2002, Ms. Quay was named as Vice President, Worldwide Operations.

Risk Factors

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including any statements regarding:

•	future sales, profit percentages, realization of deferred tax assets, earnings per share or other results of operations;

•	the continuation of historical trends;

•	the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

•	the effect of legal and regulatory developments; and

•	the economy in general or the future of the communications equipment and communications services industries on our business.

We disclaim any intention or obligation to update or revise any forward-looking statements we make in this report due to new information or future events. In addition, we caution that any forward-looking statements made by us in this report or in other announcements made by us are further qualified by important risk factors that could cause actual results to differ materially from those in the forward-looking statements. Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following listing of risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. The risks described below may be amended, supplemented or superceded from time to time by other reports we file with the SEC in the future. These risks include, without limitation:

Risks Related to Our Business

Our operating results have been adversely affected by the significant downturn in the communications equipment industry and the slowdown in the United States economy.

Our operating results during fiscal 2003, 2002 and 2001 have been significantly impacted by the substantial downturn in the telecommunications equipment industry. In this market environment, many of our customers reduced their equipment purchases and have deferred capital spending. As a result, our revenues have decreased in each of the last three fiscal years. A majority of our revenues are derived from telecommunication service providers. These customers have greatly reduced their spending on communications equipment. Our business has also been negatively impacted by reduced or deferred capital spending by our cable industry customers. Moreover, some of our customers have experienced serious financial difficulties, which in certain cases has resulted in bankruptcy filings or cessation of operations.

The general slowdown in the United States economy in the last three years has also negatively impacted, and may continue to adversely affect, our business and operating results. We expect any recovery in the communications market to lag behind a general economic recovery. Our customers are dependent on the level of end user demand for communication services, and they are likely to continue to defer significant network expansions until there is greater demand for telephone, internet and data services. If general economic conditions in the United States and globally do not improve, or if there is a worsening of the United States or global economy, we may continue to experience material adverse effects on our business, financial condition and results of operations.

We incurred significant net losses in fiscal 2003, 2002 and 2001. No assurance can be given that we will achieve operating profitability in the future.

We incurred net losses of $76.7 million, $1.15 billion and $1.29 billion in fiscal 2003, 2002 and 2001, respectively. Although we reported net income in the fourth quarter of fiscal 2003, it is not clear that we will be able to achieve revenue and gross margin levels needed to sustain profitability.

When the significant reduction in communications equipment spending became evident in fiscal 2001, we began implementing a restructuring plan to reduce operating expenses and capital expenditures and to narrow the strategic focus of our business. As a result in large part of this structuring plan, we incurred impairment and restructuring charges of $57.4 million, $567.9 million and $697.1 million in fiscal years 2003, 2002 and 2001, respectively. Although most of the restructuring plan initiatives have been implemented, we may be required to further restructure our business if we do not achieve profitability.

As a result of the restructuring plan, we have significantly reduced expenses and lowered our quarterly revenue break-even point. However, we may not be able to achieve anticipated revenue levels in future quarters or further reduce our expenses if revenue shortfalls occur. As a result, no assurance can be given that we will achieve operating profitability.

Shifts in our product mix may result in declines in gross profit, as a percentage of net sales.

Our gross profit, as a percentage of net sales, varies among our product groups. Our overall gross profit, as a percentage of net sales, has fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter), the introduction of new products, decreases in average selling prices and our ability to reduce manufacturing costs. We expect such fluctuation in gross profit to continue in the future.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.

We believe it is likely that there will be increased consolidation among our customers in order for them to increase market share, diversify product portfolios and achieve greater economies of scale. Consolidation is likely to impact our business as our customers focus on integrating their operations and choosing their equipment vendors. After a consolidation occurs, there can be no assurance that we will continue to supply equipment to the surviving communications service provider. For example, the acquisition of AT&T Broadband, which was a customer of our IP Cable products, by Comcast Corporation during fiscal 2003 resulted in a substantial decline in the net sales of our IP Cable products and Comcast has informed us that we have not been approved as a continuing supplier of certain IP Cable products.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products.

Our customer base is relatively concentrated with our top ten customers accounting for 44.5%, 47.2% and 51.7% of net sales for fiscal years 2003, 2002 and 2001, respectively. If we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record additional impairment and restructuring charges or exit a particular business or product line.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

The communications equipment industry is characterized by rapid technological change. In our industry, we also face evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements by our competitors. The introduction of products using new technologies or the adoption of new industry standards can make our existing products or products under development obsolete or unmarketable. In order to grow and remain competitive, we will need to adapt to these rapidly changing technologies, to enhance our existing solutions and to introduce new solutions to address our customers’ changing demands.

We cannot accurately predict technological trends or new products in the telecommunications equipment market. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes, and a substantial capital commitment. In addition, we do not know whether our products and services will meet with market acceptance or be profitable. Many of our competitors, particularly in our software and IP Cable businesses, have greater engineering and product development resources than us. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be more selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we have any significant delays in product development or introduction, our business, operating results and financial condition could be materially adversely affected.

We may make additional strategic changes to our product portfolio but our strategic changes and restructuring programs may not yield the benefits that we expect.

During fiscal 2003, we announced a new product portfolio review initiative to focus on opportunities to enhance shareowner value in the difficult and changing communications equipment industry. We intend to focus on product markets in which we are, or believe we can become, one of the leading suppliers. As part of the current product portfolio review, we may make strategic acquisitions and may divest current product lines.

The impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition, are unknown at this time. If we determine to acquire other businesses in our areas of strategic focus, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. In addition to these integration risks, if we acquire new businesses, we may not realize all of the anticipated benefits of these acquisitions, and we may not be able to retain key management, technical and sales personnel after an acquisition. Divestitures or elimination of existing businesses or product lines could also have disruptive effects and may cause us to incur material expenses.

If we seek to secure additional financing, we may not be able to obtain it. Also, if we are able to secure additional financing, our shareowners may experience dilution of their ownership interest or we may be subject to limitations on our operations.

We currently anticipate that our available cash resources, which include existing cash and cash equivalents, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of fiscal 2004 and, if we are able to maintain breakeven or positive cash flow from operations, for the next several years. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. We do not currently have any available lines of credit or other credit facilities, and we are not certain that we can obtain commercial bank financing or, if it is available, whether it will be on acceptable terms. If we raise additional funds through the issuance of equity or equity-related securities, our shareowners may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of common stock. See “Risks Related to our Common Stock” below. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility.

Our industry is highly competitive and subject to pricing pressure.

Competition in the communications equipment industry is intense. We believe our success in competing with other manufacturers of communications equipment products and services will depend primarily on our engineering, manufacturing and marketing skills, the price, quality and reliability of our products, our delivery and service capabilities and our control of operating expenses. We have experienced and anticipate experiencing increasing pricing pressures from current and future competitors as well as general pricing pressure from our customers as part of their cost containment efforts. Our industry is currently characterized by many vendors pursuing relatively few and very large customers, which provides our customers with the ability to exert significant pressure on their suppliers. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we do. As a result, other competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements or offer more aggressive price reductions.

Possible consolidation among our competitors could result in a loss of sales.

We expect to see continued consolidation among communication equipment vendors. This can result in our competitors becoming financially stronger and obtaining broader product portfolios. It is possible that such consolidation can lead to a loss of sales for us as our competitors increase their resources through consolidation.

Our operating results fluctuate significantly, and if we miss quarterly financial expectations, our stock price could decline.

Our operating results are difficult to predict, and fluctuate significantly from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly earnings results may be caused by many factors, including:

•	the volume and timing of orders from and shipments to our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	the overall level of capital expenditures by our customers;

•	the market acceptance of new and enhanced versions of our products and services or variations in the mix of products and services we sell;

•	the utilization of our production capacity and employees; and

•	the availability and cost of key components.

Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular period are lower than expected, our operating results will be affected adversely.

In addition, prior to fiscal 2001, our operating results were subject to seasonal factors. We historically have had stronger demand for our products and services in the fourth fiscal quarter ending October 31, primarily as a result of our year-end incentives and customer budget cycles. We typically have experienced weaker demand for our products and services in the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period, and a general industry slowdown during that period.

Due to the economic downturn in the communications equipment and services market during fiscal 2001-2003, this historical trend of seasonality was not evident during these three fiscal years. We cannot predict if these historical seasonal trends will return.

The regulatory environment in which our customers operate is changing.

Although our business is not subject to direct regulation, the communications service industry in which our customers operate is subject to federal and state regulation in the United States and in other countries. In early 1996, the United States Telecommunications Act of 1996 was enacted. The Telecommunications Act lifted certain restrictions on the ability of companies, including the Regional Bell Operating Companies and other ADC customers, to compete with one another. The Telecommunications Act also made other significant changes in the regulation of the telecommunications industry. These changes generally have increased our opportunities to provide solutions for our customers’ Internet, data, video and voice needs.

However, the established telecommunications providers have stated that some of these changes have diminished the profitability of additional investments made by them in their networks, which reduces their demand for our products. On February 20, 2003, the Federal Communications Commission (“FCC”) adopted rules under the Telecommunications Act concerning the obligation of the established telecommunication service providers to share their networks with competitors, a practice known as “unbundling.” The FCC essentially retained the existing unbundling obligations of the carriers with respect to their historic copper-based network infrastructure, and ruled not to require the unbundling of certain network elements in their next generation hybrid and fiber networks. In August 2003, the FCC issued its final rules on unbundling obligations. It is too early to predict what effect these rules will have on capital spending by our customers. Portions of these rules have already been subjected to legal challenges by various constituents within the telecommunications industry, and additional legal challenges are likely. We do not anticipate that these rules will result in increased capital spending by the incumbent carriers or new competitors in the near term.

Future regulatory changes affecting the communications industry are anticipated both in the United States and internationally. These changes could negatively affect our customers and reduce demand for our products. In addition, competition in our markets could intensify as the result of changes to existing regulations or new regulations. Accordingly, changes in the regulatory environment could adversely affect our business and results of operations.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

As a result of adverse conditions in the telecommunications market, some of our customers have and may continue to experience serious financial difficulties, which in some cases have resulted or may result in bankruptcy filings or cessation of operations. In the future, if customers experiencing financial problems default and fail to pay amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. In the current environment in the telecommunications equipment industry and the United States and global economy, it is possible that customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition.

We also have provided financing to some of our customers for purchases of our equipment. As of October 31, 2003, we had commitments to extend credit of approximately $26.5 million, of which approximately $23.2 million was outstanding on this date. At such date, we had recorded approximately $19.4 million in loss reserves in the event of non-performance related to these financing arrangements.

Many of our competitors engage in similar financing transactions in order to obtain customer orders. To remain competitive, we believe that it may be necessary for us to continue to offer financing arrangements in the future. We intend under certain circumstances to sell all or a portion of these commitments and outstanding receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the loss.

Our ability to collect on these financing arrangements is contingent on the financial health of the companies to which we extend credit. The condition of these companies is affected by many factors, including, among others, general conditions in the communications equipment and services industry, general economic conditions and changes in telecommunications regulations. We may experience credit losses that could adversely affect our operating results and financial condition.

Conditions in global markets could affect our operations.

Our non-United States sales accounted for approximately 36.3%, 27.1% and 28.8% of our net sales in fiscal 2003, 2002 and 2001, respectively. We expect non-United States sales to remain a significant percentage of net sales in the future. In addition to sales and distribution in numerous countries, we own or lease operations located in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Puerto Rico, Russia, Singapore, South Korea, Spain, the United Arab Emirates, the United Kingdom and Venezuela. Due to our non-United States sales and our non-United States operations, we are subject to the risks of conducting business globally. These risks include:

•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	fluctuations in the exchange rate of the United States dollar;

•	tariffs and other barriers and restrictions;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes; and

•	the burdens of complying with a variety of non-United States laws and telecommunications standards.

We also are subject to general geopolitical risks, such as terrorism, political and economic instability and changes in diplomatic and trade relationships. We maintain business operations and have sales in many non-United States markets. Economic conditions in many of these markets represent significant risks to us. We cannot predict whether our sales and business operations in these markets will be affected adversely by these conditions.

Instability in non-United States markets, particularly in the Middle East, Asia and Latin America, could have a negative impact on our business, financial condition and operating results. The aftermath of the war in Iraq and other turmoil in the Middle East also may have negative effects on the operating results of some of our businesses. In addition to the effect of global economic instability on non-United

States sales, sales to United States customers having significant non-United States operations could be impacted negatively by these conditions.

Our intellectual property rights may not be adequate to protect our business.

Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, trademarks, copyrights and trade secrets, these protections are limited. Accordingly, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights.

Also, rights that may be granted under any patent application in the future may not provide competitive advantages to us. Intellectual property protection in foreign jurisdictions may be limited or unavailable. In addition, many of our competitors have substantially larger portfolios of patents and other intellectual property rights than we do.

As the competition in the communications equipment industry increases and the functionality of the products in this industry further overlaps, we believe that companies in the communications equipment industry are becoming increasingly subject to infringement claims. We have received and may continue to receive notices from third parties, including some of our competitors, claiming that we are infringing third-party patents or other proprietary rights. We cannot predict whether we will prevail in any litigation over third-party claims, or whether we will be able to license any valid and infringed patents on commercially reasonable terms. It is possible that unfavorable resolution of such litigation could have a material adverse effect on our business, results of operations or financial condition. Any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements, which could be expensive. A third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, financial condition and operating results could be affected adversely.

We are dependent upon key personnel.

Like all technology companies, our success is dependent on the efforts and abilities of our employees. Our ability to attract, retain and motivate skilled employees is critical to our success. In addition, because we may acquire one or more businesses in the future, our success will depend, in part, upon our ability to retain and integrate our own personnel with personnel from acquired entities who are necessary to the continued success or the successful integration of the acquired businesses.

Our recent initiatives to focus our business on core operations and products by restructuring and streamlining operations, including substantial reductions in our workforce, have created uncertainty on the part of our employees regarding future employment with us. This uncertainty, together with our operating losses and lower stock price, may have an adverse effect on our ability to retain and attract key personnel.

Product defects could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects. Any failure or poor performance of our products could result in:

•	delayed market acceptance of our products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify the source of errors and to correct them;

•	damage to our reputation and our customer relationships;

•	delayed or lost revenue; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

Our products are often critical to the performance of communication systems. Many of our supply agreements contain limited warranty provisions. If these contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business.

We may encounter difficulties obtaining raw materials and supplies needed to make our products.

Our ability to produce our products is dependent upon the availability of certain raw materials and supplies. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations because of market demand. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater buying power. Reduced supply and higher prices of raw materials and supplies may affect our business, operating results and financial condition adversely.

In addition, we have increased our reliance on the use of contract manufacturers to make our products on our behalf. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. We intend to outsource additional functions in the future.

We have been named as a defendant in securities and other litigation.

We are the defendant in two purported shareowner class action lawsuits. In the first such lawsuit, In Re ADC Telecommunications, Inc. Securities Litigation, the complaint alleges that we violated the securities laws by making false and misleading statements about our financial performance and business prospects.

We have also been named as a defendant in a purported class action lawsuit alleging breach of fiduciary duties under ERISA. This case, In Re ADC Telecommunications, Inc. ERISA Litigation, has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan.

Litigation is by its nature uncertain and unfavorable resolutions of these lawsuits could materially adversely affect our business, results of operations or financial condition.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. The amount of monetary liability resulting from an adverse result in many of such lawsuits, proceedings or claims cannot be determined at this time. As of October 31, 2003, we had recorded approximately $9.1 million in loss reserves in the event of such adverse outcomes in these matters. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.

We are subject to risks associated with changes in security prices, interest rates and foreign exchange rates.

We face market risks from changes in security prices and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. At times, we reduce this risk through the use of derivative financial instruments. However, we do not enter into derivative instruments for the purpose of speculation.

Also, we are exposed to market risks from changes in foreign exchange rates. To mitigate this risk, we have instituted a balance sheet hedging program. The objective of this program is to protect our net monetary assets and liabilities in non-functional currencies from fluctuations due to movements in foreign exchange rates. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net assets position.

Risks Related to Our Common Stock

Our stock price is volatile.

Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations could occur from day-to-day or over a longer period of time. The factors that may cause such fluctuations include:

•	announcements of new products and services by us or our competitors;

•	quarterly fluctuations in our financial results or the financial results of our competitors or our customers;

•	customer contract awards to us or our competitors;

•	increased competition with our competitors or among our customers;

•	consolidation among our competitors or customers;

•	disputes concerning intellectual property rights;

•	the financial health of ADC, our competitors or our customers;

•	developments in telecommunications regulations;

•	general conditions in the communications equipment industry; and

•	general economic conditions.

In addition, communications equipment company stocks in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

We have not in the past and do not intend in the foreseeable future to pay cash dividends on our common stock.

We currently do not pay any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance our operations and for general corporate purposes.

Anti-takeover provisions in our charter documents, our shareowner rights plan and Minnesota law could prevent or delay a change in control of our company.

Provisions of our articles of incorporation and bylaws, our shareowner rights plan (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareowner may consider favorable and may limit the market price for our common stock. These provisions include the following:

•	advance notice requirements for shareowner proposals;

•	authorization for our Board of Directors to issue preferred stock without shareowner approval;

•	authorization for our Board of Directors to issue preferred stock purchase rights upon a third party’s acquisition of 15% or more of our outstanding shares of common stock; and

•	limitations on business combinations with interested shareowners.

Some of these provisions may discourage a future acquisition of ADC even though our shareowners would receive an attractive value for their shares or a significant number of our shareowners believed such a proposed transaction would be in their best interest.

Item 2. PROPERTIES

Our corporate headquarters are located in Eden Prairie, Minnesota. Our corporate headquarters comprise approximately 500,000 square feet and we own this facility.

In addition to our headquarters facility, our principal facilities as of October 31, 2003, consisted of the following:

•	Shakopee, Minnesota—approximately 360,000 sq. ft. owned facility; general purpose facility used for engineering, manufacturing, and general support of our connectivity products;

•	Juarez and Delicias, Mexico—approximately 228,000 and 139,000 sq. feet, respectively, owned facilities; manufacturing facilities used for our connectivity products;

•	Westborough, Massachusetts—approximately 64,000 sq. ft. leased facility; general purpose facility used for engineering, testing, and general support of our IP cable products;

•	Raleigh, North Carolina—approximately 40,000 sq. ft leased facility; general purpose facility used for engineering, testing and general support for our wireline products; and

•	Santa Teresa, New Mexico—approximately 208,000 sq. ft. leased facility; global warehouse and distribution center with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations.

We also own or lease approximately 74 other facilities in the following locations: Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Puerto Rico, Russia, Singapore, South Korea, Spain, the United Arab Emirates, the United Kingdom, the United States and Venezuela.

We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our current needs. During fiscal 2003, we continued to take steps to reduce and consolidate our facilities in response to the downturn in the communications equipment industry. At the end of fiscal 2002, we had active space and irrevocable commitments to activate space totaling approximately 3.0 million square feet. Through the sale or subleasing of facilities, the placement of sites on inactive status, we presently maintain approximately 2.3 million square feet of active space.

Item 3. LEGAL PROCEEDINGS

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that has been filed in the United States District Court for the District of Minnesota. The complaint names ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer, as defendants. During the period the lawsuit covers, Mr. Switz held the position of Executive Vice President and Chief Financial Officer. Since this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits. These shareowner lawsuits have been consolidated into a single lawsuit, which has been captioned In Re ADC Telecommunications, Inc. Securities Litigation. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000, to March 28, 2001. The complaint alleges that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. On November 24, 2003, we filed a motion to dismiss this lawsuit. This motion is pending before the court.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that has been filed in the United States District Court for the District of Minnesota. The complaint names ADC and several of our current and former officers, employees and directors as defendants. Since this lawsuit was served, we were served with two substantially similar lawsuits, and all three lawsuits have been consolidated into a single lawsuit, which has been captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.

We believe that the two lawsuits described above are without merit and we intend to defend these actions vigorously. However, due to the uncertainty inherent in litigation, an unfavorable resolution of these matters is possible, and they could have a material adverse effect on our business, results of operations or financial condition.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. These matters include disputes related to intellectual property infringement, breach of contract, employment-related claims, and other topics, many of which relate to the substantial restructuring that we conducted over the last three fiscal years. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2003, we had recorded approximately $9.1 million in loss reserves for these matters. In light of these reserves, we believe the ultimate resolution of these other lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters with certainty and there remains a possibility that such matters could have a material adverse outcome.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Our common stock, $0.20 par value, is traded on The Nasdaq Stock Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2003 and 2002, as reported on that market.

	2003		2002
	High	Low	High	Low
First Quarter	$3.15	$1.51	$5.97	$3.52
Second Quarter	2.73	2.05	4.90	3.26
Third Quarter	3.21	1.96	4.09	1.66
Fourth Quarter	2.90	2.10	1.83	1.02

As of January 7, 2004, there were 8,631 registered holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31
(dollars in millions, except per share data)

	2003	2002	2001	2000	1999
Income statement data
Net sales	$773.2	1,047.7	$2,402.8	$3,287.9	$2,151.8
International sales	280.7	283.6	692.2	708.1	499.3
Gross profit	291.4	246.5	725.0	1,608.9	1,003.4
Research and development expense	108.6	182.8	287.3	367.2	251.4
Selling and administration expense	222.1	374.0	715.3	683.5	445.8
Goodwill amortization	—	—	56.6	34.3	22.2
Operating (loss) income	(96.7)	(878.2)	(1,031.3)	365.9	135.0
(Loss) income before income taxes	(82.1)	(882.2)	(1,920.7)	1,460.4	134.9
(Benefit) provision for income taxes	(5.4)	262.8	(633.0)	592.3	57.0
Net income (loss)	(76.7)	(1,145.0)	(1,287.7)	868.1	77.9
(Loss) earnings per diluted share	(0.10)	(1.44)	(1.64)	1.13	0.11
Impairment and restructuring charges:
Impairment charges	15.6	348.3	501.7	—	—
Restructuring charges	41.8	219.6	195.4	158.0	149.0
Other disposal charges(1)	—	13.2	80.8	—	—
Gain (loss) on sale or shutdown of product lines	(1.4)	(6.7)	(81.9)	328.6	—
Gain (loss) on investments, net: Write-down or conversion of investments	—	(50.9)	(862.5)	722.6	—
Sale of investments, net	3.8	67.8	76.8	23.8	—
Increase in deferred tax valuation allowance	39.7	640.2	71.1	—	—
Cash Flow Data
Total cash provided by operating activities	38.9	60.5	95.0	250.9	290.5
Depreciation and amortization	59.2	104.7	197.8	146.2	114.8
Capital expenditures, net	67.6	25.6	241.2	375.3	125.1
Balance Sheet Data
Current assets	1,006.0	686.3	1,305.2	2,650.9	1,376.6
Current liabilities	265.5	397.8	599.4	1,041.3	448.5
Property and equipment, net	192.3	206.8	614.0	608.6	341.2
Total assets	1,296.9	1,144.2	2,499.7	3,970.5	2,057.8
Long-term notes payable	400.0	10.8	3.0	16.5	14.0
Shareowners’ investment	627.7	732.2	1,893.4	2,912.7	1,595.3

(1)	These charges are included in cost of sales and selling and administration expense in our consolidated statements of operations. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Marketplace Conditions

Our operating results during fiscal 2003, 2002 and 2001 were adversely affected by the downturn in spending for communications equipment. Although our quarterly revenues began to stabilize somewhat during fiscal 2003, spending on communications equipment remains at low levels compared to pre-2001 levels. The reasons for this lower level of spending include general economic conditions resulting in reduced end-user demand for communications services, excess capacity within our customers’ communication networks, the absence of communications network buildouts by new competitive entrants in the service provider market and a related decline in competitive response spending by incumbent service providers. When the downturn in communications equipment spending first became evident in fiscal 2001, we began to implement restructuring plans to reduce operating expenses and capital spending and to narrow the focus of our business. As it became evident in fiscal 2002 that our industry was experiencing an even more pronounced and prolonged economic downturn, we took additional measures to align our cost structure with lower revenues and narrow the focus of our business. Our actions to date have included:

•	The sale or closure of non-strategic product lines;

•	significant reductions in discretionary spending;

•	the disposition of surplus equipment;

•	consolidation of facilities; and

•	substantial reductions in our workforce.

Despite these restructuring actions, we may be unable to meet expected revenue levels in any particular quarter, in which case our operating results could be materially adversely affected if we are unable to further reduce our expenses in time to counteract such a decline in revenues. We continue to be dependent on telecommunications service providers for the majority of our revenues, with the four major U.S. incumbent local exchange carriers (Verizon, SBC, Bellsouth and Qwest) accounting for approximately 25.7%, 28.2% and 32.0% of our revenues during fiscal 2003, 2002 and 2001, respectively. In addition, our top ten customers accounted for approximately 44.5%, 47.2% and 51.7% of our revenues during fiscal 2003, 2002 and 2001, respectively.

As the prolonged downturn in the communications service industry continues, we expect some consolidation among our customers in order for them to increase market share, diversify product portfolios and/or achieve greater economies of scale and improve levels of profitability. This activity is likely to have an impact on our results of operations during the time the consolidating companies focus on integrating their operations and choose their equipment vendors. There can be no assurance that we will be a supplier to the surviving service provider. For example, during fiscal 2003, AT&T Broadband, which was a customer of our IP cable products, was acquired by Comcast Corporation, and Comcast informed us that we have not been approved as a continuing supplier of certain IP cable products.

In addition to the consolidation we expect from our customers, we expect several forms of structural change in the communications equipment industry. Competition among equipment vendors remains extremely intense. These vendors (including us) are competing for business from relatively few, and very large, communication service providers who continue to exert pricing pressure on their vendors. Accordingly, we expect to see continued consolidation among our competitors or more strategic alliances among them to obtain greater economies of scale. Finally, we expect continuing product line rationalization as companies divest unprofitable product lines in an effort to focus on profitable business opportunities.

We plan to acquire additional product lines or businesses that are complimentary to our communications infrastructure business. We intend to pursue acquisition opportunities that will enable us to expand our core business of supplying communications infrastructure products and services to communications service providers, as well as opportunities that will bolster our position as a supplier to private, or enterprise, network customers. We expect to fund these potential acquisitions with all or a portion of the net proceeds of our $400 million convertible note offering completed in June 2003, with the issuance of shares of common or preferred stock or through some combination of cash and stock. We may also divest non-strategic product lines as we focus on growing our business profitably. In December 2003, we entered into an agreement to sell our BroadAccess40 product line. This product line accounted for approximately 3% of our net sales in fiscal 2003. This transaction is expected to close by March 1, 2004.

On February 20, 2003, the Federal Communications Commission (“FCC”) adopted rules under the U.S. Telecommunications Act of 1996 concerning the obligation of the established telecommunication service providers to share their networks with competitors, a practice known as “unbundling.” The FCC essentially retained the existing unbundling obligations of the carriers with respect to their historic copper-based network infrastructure, and ruled not to require the unbundling of certain network elements in their next generation hybrid and fiber networks. In August 2003, the FCC issued its final rules on unbundling obligations. It is too early to predict what effect these rules will have on capital spending by our customers. Portions of these rules have already been subjected to legal challenges by various constituents within the telecommunications industry, and additional legal challenges are likely. We do not anticipate that these rules will result in increased capital spending by the incumbent carriers or new competitors in the near term.

Our ability to grow our business is dependent on our ability to effectively compete with our current products and services, our ability to develop and introduce new products, and on the growth of the communications equipment and services market. The communications equipment industry is highly competitive. Growth in the market for broadband communications products and services depends on a number of factors, including the availability of capital to communications service providers, the amount of capital expenditures by communications service providers, new regulatory and legal requirements and end-user demands for Internet, data, video, voice and other communications services.

Our revenues have declined dramatically over the last three fiscal years, with indications of stability appearing during fiscal 2003. We cannot predict whether this stability will remain, or when growth will occur. Prior to the downturn of fiscal 2001-2003, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end incentives) and weaker demand for our products during our first fiscal quarter ending January 31 (primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period, and a general industry slowdown during that period.) There can be no assurance that these historical seasonal trends will return. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in the section captioned “Risk Factors” at Item 1 of this Annual Report on Form 10-K.

Results of Operations

The following table contains information regarding the percentage of net sales of certain income and expense items for the three fiscal years ended October 31, 2003, 2002 and 2001 and the percentage changes in these income and expense items from year to year:

	Percentage of Net Sales			Percentage Increase (Decrease) Between Periods
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Net sales	100.0%	100.0%	100.0%	(26.2)	(56.4)
Cost of sales	(62.3)	(76.5)	(69.8)	(39.9)	(52.2)
Gross profit	37.7	23.5	30.2	18.2	(66.0)
Operating expenses:
Research and development	(14.0)	(17.4)	(11.9)	(40.6)	(36.4)
Selling and administration	(28.8)	(35.7)	(29.8)	(40.6)	(47.7)
Goodwill amortization	—	—	(2.4)	—	(100.0)
Impairment charges	(2.0)	(33.2)	(20.9)	(95.5)	(30.6)
Restructuring charges	(5.4)	(21.0)	(8.1)	(81.0)	12.4
Operating loss	(12.5)	(83.8)	(42.9)	89.0	14.8
Other income (expense), net:
Interest income (expense), net	0.8	0.8	(0.1)	(25.0)	481.8
Other, net	1.1	(1.2)	(36.9)	166.9	(98.6)
Loss before income taxes	(10.6)	(84.2)	(79.9)	90.7	54.1
Provision (benefit) for income taxes	(0.7)	25.1	(26.3)	102.1	(141.5)
Net income (loss)	(9.9)%	(109.3)%	(53.6)%	93.3%	11.1%

The table below sets forth our net sales for the three fiscal years ended October 31, 2003, for each of our reportable segments described in Item 1 of this Form 10-K (in millions).

	2003		2002		2001
Operating Segment	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$486.3	62.9%	$715.1	68.3%	$1,810.8	75.4%
Integrated Solutions	286.9	37.1	332.6	31.7	592.0	24.6
Total	$773.2	100.0%	$1,047.7	100.0%	$2,402.8	100.0%

Net Sales

Fiscal 2003 vs. Fiscal 2002

Net sales were $773.2 million and $1,047.7 million for fiscal 2003 and 2002, respectively, which was a 26.2% decrease. International net sales were 36.3% and 27.1% of our net sales in fiscal 2003 and 2002, respectively.

During fiscal 2003, net sales of Broadband Infrastructure and Access products declined by 32.0% compared to fiscal 2002. Net sales in the Broadband Infrastructure and Access product lines decreased primarily as a result of lower volumes of products sold due to reductions in communications service provider capital budgets, as well as the lack of new network build-outs or significant expansions of existing networks. In addition, sales of our IP cable product line decreased due to a lower level of spending by our customers in general and particularly as a result of Comcast Corporation’s acquisition of AT&T Broadband, which previously was a significant customer for our IP cable products. Comcast has informed us that we have not been approved as a continuing supplier of cable modem termination systems, which we previously supplied to AT&T Broadband, and has significantly reduced its purchases of our cable telephony products. Our wireline product line continues to face strong competition, which is continuing to put pressure on our market share positions and price levels for these products. In response, we intend to aggressively defend our current market share by delivering high quality products and superior customer service and have taken steps to lower our production and engineering costs for these products.

Net sales of our Integrated Solutions products declined by 13.7% from $332.6 million in fiscal 2002 to $286.9 million in fiscal 2003. The decrease in this segment is a result of continued reductions in our customers’ capital spending budgets as well as our decision not to bid on low margin systems integration projects. The decrease in sales was tempered by a broadening of the historic customer base for our systems integration services, which has predominately been the major U.S. incumbent local exchange carriers, to include wireless carriers and long distance service providers. We anticipate that future revenue in our Integrated Solutions segment will be subject to increased variability, because we intend to focus our software sales efforts on major accounts, which typically have longer sales cycles for large-scale software installations.

International sales increased as a percentage of sales in fiscal 2003 to 36.3% from 27.1% in fiscal 2002. This increase is due to a combination of more pronounced capital spending reductions by communication service providers in the United States than in other regions and two large contract wins in Europe for our software and IP Cable products.

Fiscal 2002 vs. Fiscal 2001

Net sales were $1,047.7 million and $2,402.8 million for fiscal 2002 and 2001, respectively, reflecting a 56.4% decrease. International net sales comprised 27.1% and 28.8% of our net sales in fiscal 2002 and 2001, respectively.

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

The sales decline was also due to the absence of sales from product lines we divested in fiscal 2002 and 2001. Sales from divested product lines were $14.9 million, and $404.9 million in fiscal 2002 and 2001, respectively. See Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further breakdown of divested net sales by segment.

Gross Profit

Fiscal 2003 vs. Fiscal 2002

Gross profit percentages were 37.7% and 23.5%, respectively, during fiscal 2003 and 2002. The increase in gross profit percentage was due to a more favorable sales mix toward higher margin connectivity products, our decision not to bid on low margin systems integration projects and a reduction in our fixed costs of sales as a result of our restructuring activities. In addition, cost of sales for fiscal 2002 included $18.9 million of other disposal charges for inventory write-offs related to divested product lines.

In addition to a more favorable sales mix, we also benefited from production efficiencies and reduced production costs resulting from more favorable supplier pricing and the outsourcing of portions of our manufacturing operations. We anticipate that our future gross profit percentage will vary based on many factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectibility of large-scale sales transactions and manufacturing volume.

Fiscal 2002 vs. Fiscal 2001

During fiscal 2002 and 2001, gross profit percentages were 23.5% and 30.2%, respectively. The decrease in gross profit percentage was primarily due to a decrease in sales volume without a corresponding reduction in fixed factory expenses, and a shift in sales mix to lower margin products and services. Also, in fiscal 2002 and 2001, $18.9 million and $52.4 million of other disposal charges for inventory write-offs and other costs to exit certain sales contracts were included in cost of product sold, respectively.

Operating Expenses

Fiscal 2003 vs. Fiscal 2002

Total operating expenses for fiscal 2003 and 2002 were $388.1 million and $1,124.7 million, respectively. Included in these operating expenses were restructuring charges of $41.8 million and $219.6 million, respectively, and impairment charges of $15.6 million and $348.3 million, respectively. Although the largest factor in the decrease in operating expenses was the reduction in the amount of our restructuring and impairment charges, our operating expenses also declined due to the ongoing cost savings from our restructuring efforts.

Research and development:    Research and development expenses were $108.6 million for fiscal 2003 compared to $182.8 million for fiscal 2002, which represents a decrease of 40.6%. The decrease was largely due to the divestiture or discontinuance of certain product lines in fiscal 2002 as well as our ongoing cost containment efforts. We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of net sales, to product development in each of our operating segments.

Selling and administration:    Selling and administration expense decreased 40.6% from $374.0 million in fiscal 2002 to $222.1 million in fiscal 2003. This decrease was largely due to the effect of our workforce reductions and lower occupancy costs resulting from the consolidation of facilities. Occupancy costs were also lower as a result of the lower carrying value of certain facilities, due to the restructuring charges we incurred in fiscal 2002.

Impairment charges:    Impairment charges represent a write-down of the carrying value of long-lived assets (principally goodwill and fixed assets) to their estimated fair market value. These charges declined substantially in fiscal 2003 compared to fiscal 2002 ($15.6 million compared to $348.3 million). The fiscal 2003 impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments, and were caused by our plan to dispose of excess equipment. The fair market value of this equipment was determined using external sources, primarily proceeds received from previous equipment sales or estimates of discounted cash flows.

The fiscal 2002 impairment charges related to the write-down of goodwill and fixed assets. The total goodwill write-down was $136.3 million, of which $36.6 million related to our decision to exit the optical components product line, with the remainder resulting from our annual goodwill impairment analysis of our continuing businesses. The total fixed asset impairment charge was $212.0 million, of which $45.7 million related to our decision to sell our Glenrothes, Scotland manufacturing facility. The remaining charges are primarily related to our decision to exit the optical components and certain other product lines.

See Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of our impairment charges.

Restructuring charges:    Restructuring charges represent the direct costs of exiting certain product lines, consolidating facilities and downsizing our business. Our restructuring charges also declined significantly in fiscal 2003 compared to fiscal 2002 ($41.8 million compared to $219.6 million). The fiscal 2003 restructuring charges consisted of $30.2 million of employee severance for workforce reductions and $11.6 million of facility consolidation charges. The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments. During fiscal 2003, we reduced our workforce by approximately 1,900 employees (25% of our total workforce), which included approximately 1,450 employees impacted by reductions in force.

The fiscal 2002 restructuring charges consisted principally of $153.8 million related to the consolidation of facilities, $53.1 million for employee severance costs related to our workforce reduction,

and $10.5 million for in-process research and development costs relating to our decision to purchase the interest of our joint venture partner in three technology development partnerships. Of the $153.8 of facilities consolidation costs, $84.3 million related to our decision to extend the lease on our headquarters facility. This charge represented the reduction in fair market value of the facility below the value we had guaranteed to the lessor. (See Liquidity and Capital Resources—Finance Related Transactions below, for a further discussion of our headquarters lease). The balance of the facilities consolidation costs related to lease termination costs for excess facilities, as we deactivated approximately 1.8 million square feet (38% of our total space) during fiscal 2002. The employee severance costs related to our workforce reduction of approximately 4,400 employees in fiscal 2002 (37% of our total workforce), which included approximately 2,900 employees impacted by reductions in force.

See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of our restructuring charges.

Fiscal 2002 vs. Fiscal 2001

Total operating expenses for fiscal 2002 and 2001 were $1,124.7 million and $1,756.3 million, representing 107.3% and 73.1% of net sales, respectively. Included in these operating expenses were restructuring charges of $219.6 million and $195.4 million, other disposal charges (reversals) of $(5.7) million and $28.4 million and impairment charges of $348.3 million and $501.7 million in fiscal 2002 and 2001, respectively. In addition to the lower aggregate amount of impairment, restructuring and other disposal charges in fiscal 2002, our operating expenses were lower primarily due to the ongoing cost savings from our restructuring efforts as well as the divestiture of certain product lines.

Research and development:    Research and development expenses were $182.8 million for fiscal 2002, representing a 36.4% decrease from $287.3 million for fiscal 2001. This decrease reflected our efforts to control expenses.

Selling and administration:    Selling and administration expenses were $374.0 million for fiscal 2002, representing a decrease of 47.7% from $715.3 million for fiscal 2001. This decrease reflects the benefits realized from our restructuring efforts. In addition, selling and administration expenses decreased $138.7 million from 2001 due to the divestiture or discontinuance of certain product lines in fiscal 2001. Also included in the fiscal 2002 and 2001 amounts were $(5.7) million and $28.4 million, respectively, in selling and administration expenses (reversals) incurred to complete certain non-cancelable sales contracts and contract cancellation payments to customers as a result of our decision to exit certain product lines.

Goodwill amortization:    In accordance with SFAS No. 142, we did not record goodwill amortization in fiscal 2002. We recorded $56.6 million of goodwill amortization expense in fiscal 2001.

Impairment charges:    Impairment charges decreased significantly in fiscal 2002 compared to fiscal 2001 ($348.3 million compared to $501.7 million). The fiscal 2001 charges were higher because of our substantial divestiture activity in that year in response to the onset of the telecommunications industry downturn. Of the total $501.7 million of impairment charges in fiscal 2001, $294.5 million related to the write-down of goodwill and $207.2 million related to the write-down of fixed assets. The goodwill impairment charge was recognized as a result of our decision to exit non-strategic product lines. The fixed asset impairment charge of $207.2 million resulted from the consolidation of unproductive and duplicative facilities as well as the exit from non-strategic product lines.

Restructuring charges:    Restructuring charges were not significantly different in fiscal 2002 than in fiscal 2001 ($219.6 million compared to $195.4 million). The $195.4 million of restructuring charges in fiscal 2001 related to our actions to downsize our business in response to declining sales. These charges consisted principally of $89.0 million for employee severance costs related to our workforce reduction, and $96.0 million of facilities consolidation costs, which consisted principally of lease termination costs. During fiscal 2001, we reduced our workforce by approximately 10,400 employees (46% of the total workforce), which included approximately 7,400 employees impacted by reductions in force. We also deactivated approximately 1.1 million square feet of excess facilities (19% of our total space) during fiscal 2001. In addition, we incurred $10.4 million of acquisition and integration costs and other restructuring charges in fiscal 2001, principally related to our acquisitions of CommTech Corporation and France Electronique in early fiscal 2001.

Other Income (Expense), Net:

Other income (expense), net includes net interest income (expense), gain or loss on the write-down, sale or conversion of our investments, gain or loss on the sale or shutdown of certain product lines and other items. Each of these items is discussed below.

Interest

The net interest income (expense) category represents net interest on cash and cash equivalents as well as debt.

Interest income was $9.9 million, $12.4 million and $6.6 million in fiscal 2003, 2002 and 2001, respectively. Interest income decreased in fiscal 2003 compared to fiscal 2002 primarily due to lower restricted cash balances, reduced interest-bearing customer receivables and lower yields on our short-term investments. Our interest income increased during fiscal 2002 compared to fiscal 2001 due to higher average cash balances maintained during fiscal 2002, partially offset by lower yields on our short-term investments.

Interest expense was $3.6 million, $4.0 million and $8.8 million in fiscal 2003, 2002 and 2001, respectively. Interest expense declined in fiscal 2003 due to the absence of charges relating to our former accounts receivable securitization facility and a general decline in interest rates, which were partially offset by $2.1 million of additional interest expense relating to the convertible notes we issued in June 2003. See “Liquidity and Capital Resources” below for a discussion of cash and debt levels.

Write-down, sale or conversion of investments

Fiscal 2003:    During fiscal 2003, we sold common stock of certain companies in our portfolio and two investments in non-publicly traded securities for an aggregate gain of $3.8 million. See Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of our investment activity.

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

Sale or shutdown of product lines

Fiscal 2003:    No significant product lines were divested or discontinued during fiscal 2003.

Fiscal 2002:    During fiscal 2002, we sold non-strategic product lines in broadcast TV video routing and optical components. We also closed down our Avidia Multiplexer and our optical laser product lines and halted further development of the U.S. version of our iAN product line. These products did not meet our growth, profitability and market leadership criteria. The sales of these assets generated approximately $2.3 million in cash, net of cash disposed, in fiscal 2002. Included in these sales and closures were domestic operations in California, Minnesota and Texas, as well as international operations in Australia and Sweden. These product lines generated annual net sales of $14.9 million and $36.1 million and operating losses of $96.8 million and $170.5 million in fiscal 2002 and 2001, respectively. As a result of these actions, we recorded total losses on sales or shutdowns of approximately $6.7 million in fiscal 2002.

Fiscal 2001:    During fiscal 2001, we sold non-strategic product lines in cable/broadcast TV transmission, broadband wireless transmission, enterprise access products, wireless components, optical components and enhanced services software. We also closed down our Cellworx transport product line in fiscal 2001. The sales of these assets generated approximately $117.5 million in cash, net of cash disposed, in fiscal 2001. Included in these sales were domestic operations in California, Connecticut, Minnesota,

Oregon and Pennsylvania, as well as international operations in Argentina, Austria, Denmark and Finland. These product lines generated annual net sales of $368.8 million and operating losses of $79.8 million in fiscal 2001. As a result of these actions, we recorded total losses on sales or shutdowns of approximately $81.9 million in fiscal 2001.

Patent infringement settlement

During fiscal 2002, we recognized a $26.2 million gain from the settlement of a patent infringement lawsuit we brought against a competitor.

Fixed assets

In connection with our efforts to streamline and focus our operations to reduce costs, we sold excess equipment in fiscal 2003, 2002 and 2001. As a result of these sales, we recognized a $1.0 million, $11.5 million and $1.3 million loss in fiscal 2003, 2002 and 2001, respectively.

Other, net

Other, net primarily represents the gain or loss on foreign exchange transactions, loss on sale-leaseback transactions and our share of losses in equity method investments. Other net income (expense) was approximately $6.9 million, $(37.3) million and $(18.3) million in fiscal 2003, 2002 and 2001, respectively.

Income Taxes

Fiscal 2003 vs. Fiscal 2002 vs. Fiscal 2001

Note 10 to the Consolidated Financial Statements describes the items which have impacted our effective income tax rate for fiscal 2003, 2002 and 2001. Significant items include the deductibility of impairment charges and expiration of foreign tax credit carryovers.

In addition, as a result of our cumulative losses in fiscal 2001 and 2002 and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. Since the third quarter of fiscal 2002, we have continued to provide a full valuation allowance against our net deferred tax assets. In fiscal 2003, we recorded an income tax benefit totaling $5.4 million. This benefit is primarily attributable to the reversal of accrued income tax liabilities resulting from the finalization of federal, state and foreign income tax examinations.

Net Loss

Net loss was $76.7 million (or $0.10 per diluted share) for fiscal 2003, compared to net loss of $1,145.0 million (or $1.44 per diluted share) for fiscal 2002. Net loss was $1,287.7 million (or $1.64 per diluted share) for fiscal 2001.

Segment Disclosures

Broadband Infrastructure and Access Segment

Detailed information regarding our Broadband Infrastructure and Access segment is provided in the following table:

	(Dollars in millions) For the years ended October 31,
	2003	2002	2001
External sales	$486.3	$715.1	$1,810.8
Operating loss(1)	(27.8)	(208.7)	(99.2)
Depreciation and amortization	10.0	25.1	101.3
Capital expenditures	2.4	8.2	186.4

	At October 31,
	2003	2002	2001
Assets	$290.5	$354.7	$1,517.3

(1)	Operating loss excludes certain charges and expenses not allocated to the segments as described in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Broadband Infrastructure and Access sales decreased $228.8 million, or 32.0%, in fiscal 2003 compared to fiscal 2002, primarily due to decreased demand for broadband connectivity systems and components, an overall weakness in the telecommunications equipment industry and product lines sold or shutdown in fiscal 2002 and 2001. In fiscal 2002, economic and industry weakness also led to a sales decrease of $1,095.7 million, or 60.5%, compared to fiscal 2001.

During fiscal 2003, operating loss for the Broadband Infrastructure and Access segment decreased by 86.7% to $(27.8) million compared to $(208.7) million in fiscal 2002. This improvement is primarily due to a significant reduction in the amount of our restructuring and impairment charges, the ongoing cost savings from our restructuring efforts and the divestiture of certain product lines. While sales decreased, margins increased due to a shift in product sales mix to higher margin products. We also benefited from production efficiencies and related production cost declines resulting from our decision to outsource portions of our manufacturing operations. During fiscal 2002, operating loss increased $109.5 million from fiscal 2001 due to a decrease in sales volume and an unfavorable shift in product sales mix.

During fiscal 2003, depreciation and amortization decreased $15.1 million compared to fiscal 2002. This decrease is the result of our restructuring efforts in fiscal 2003 and fiscal 2002, which led to a reduction in our property, plant and equipment balances.

Capital expenditures decreased $5.8 million (70.7%) and $178.2 million (95.6%), in fiscal 2003 and 2002, respectively. The decrease in fiscal 2003 and 2002 was a result of our company-wide efforts to limit capital expenditures in light of the industry downturn.

Integrated Solutions Segment

Detailed information regarding our Integrated Solutions segment is provided in the following table:

	(Dollars in millions) For the years ended October 31,
	2003	2002	2001
External sales	$286.9	$332.6	$592.0
Operating loss(1)	(1.7)	(32.0)	(45.3)
Depreciation and amortization	3.5	10.4	20.6
Capital expenditures	3.2	4.4	13.0

	At October 31,
	2003	2002	2001
Assets	$208.5	$269.5	$403.7

(1)	Operating loss excludes certain charges and expenses not allocated to the segments as described in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Integrated Solutions sales decreased $45.7 million, or 13.7%, in fiscal 2003 compared to fiscal 2002. Sales decreased in fiscal 2002 compared to fiscal 2001 by $259.4 million, or 43.8%. During fiscal 2003 and 2002, many of our customers reduced their spending budgets as well as focused on improving their existing infrastructure rather than building new capacity. In addition, we shifted the market focus for our software products away from competitive local exchange carriers and into next-generation service providers, enterprises and media and content providers. This transition led to a decline in software sales in fiscal 2003 as well as fiscal 2002.

During fiscal 2003, operating loss for the Integrated Solutions segment decreased $30.3 million compared to fiscal 2002. Fiscal 2002 operating loss decreased by $13.3 million compared to fiscal 2001. The decrease in operating loss for both years was primarily due to cost savings achieved as a result of our restructuring initiatives in fiscal 2003, 2002, and 2001.

Depreciation and amortization decreased by $6.9 million in fiscal 2003 and decreased by $10.2 million in fiscal 2002. The fiscal 2003 and 2002 decrease is the result of our restructuring efforts, which reduced the amount of property plant and equipment.

Capital expenditures decreased $1.2 million, or 27.3%, and $8.6 million, or 66.2%, in fiscal 2002 and 2001, respectively. These decreases were a result of our company-wide efforts to limit capital expenditures in light of the industry downturn.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because these policies are impacted significantly by estimates we make. We base our estimates on historical experience or various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Inventories:    We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. We have experienced significant changes in required reserves in recent periods due primarily to adverse market conditions. It is possible that significant increases in inventory reserves may be required in the future if there is a further decline in market conditions. Alternatively, if we are able to sell previously reserved inventory, we may find it necessary to reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of October 31, 2003 and 2002, we had $45.6 and $93.9 million, respectively, reserved against our inventories, which represents 39.6% and 49.7%, respectively, of total inventory on-hand.

Long-Lived Assets & Goodwill:    Prior to fiscal 2003, we evaluated property and equipment and identifiable intangibles for potential impairment in compliance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. In assessing the recoverability of our long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, grouping of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Write-downs of long-lived assets are recorded as impairment charges and are a component of operating expenses. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for details on our impairment charges.

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” during 2002. We are required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss, which is a component of operating expenses. Fair value of the reporting units was determined using the income approach. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. The income approach requires significant estimates about future cash flows and discount rates. See Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about the results of the goodwill impairment tests. At October 31, 2003 and 2002, $4.8 million and $3.8 million, respectively, of goodwill remained on our books, related solely to our Integrated Solutions segment.

Restructuring Accrual:    During fiscal 2003 and 2002, we recorded significant restructuring charges representing the direct costs of exiting certain product lines or businesses and the costs of downsizing our business. Prior to January 1, 2003, such charges were established in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” On January 1, 2003, we adopted SFAS No. 146 and record restructuring charges based on that standard (See “Recently Issued Accounting Pronouncements” for a discussion of this standard). Restructuring charges represent our best estimate at the date the charges were taken. Significant judgment is required in estimating the costs of disposing of excess facilities, both leased and owned facilities. For example, in estimating the restructuring costs for excess facilities, we make certain assumptions with respect to when a facility will be subleased or sold, the amount of sublease income or the sales price, and the amount of any fees or other transaction costs to be incurred. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

Allowance for Uncollectible Accounts:    We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases in reserves have been recorded in recent periods and may occur in the future due to deteriorating market conditions. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. Changes in the allowance are recorded as a component of operating expenses. As of October 31, 2003 and 2002, we had $23.5 million and $33.9 million, respectively, reserved against our accounts receivable, which represents 17.5% and 22.8%, respectively, of total accounts receivable.

Warranty:    We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods. Changes in warranty reserves are recorded as a component of cost of sales. As of October 31, 2003 and 2002, we reserved $13.4 and $13.1 million, respectively, related to future estimated warranty costs.

Income Taxes and Deferred Taxes:    We currently have significant deferred tax assets as a result of net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income on our income tax returns and income before income taxes under U.S. generally accepted accounting principles. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes.

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to date, we have maintained our policy of providing a full valuation allowance against all future tax benefits produced by our operating results. We expect to continue to provide a full allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

As of October 31, 2003 and 2002, our deferred tax assets and the related valuation allowance were $751.0 million and $711.3 million, respectively. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of the accounting treatment for income taxes.

Litigation Reserves:    As of October 31, 2003 and 2002, we had recorded approximately $9.1 million and $16.9 million, in loss reserves for pending litigation. This reserve was based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. As explained in Note 13 to the Consolidated Financial Statements, and at Part I, Item 3 of this Form 10-K (Legal Proceedings), we are a party to numerous lawsuits, proceedings and claims. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. Accordingly, if our assumptions or conclusions are incorrect, the amount of the loss incurred could exceed the amount we have reserved, which could have a material adverse impact on our business, results of operations or financial condition. In addition, the required reserves may change in the future due to new developments in each matter or if we determine to change our strategy with respect to any particular matter.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We adopted this standard in first quarter of fiscal year 2003. In fiscal 2003, we wrote-down $15.6 million of assets by applying SFAS 144. Prior to adopting this standard, we wrote down long-lived assets, excluding goodwill, by $212.0 and $207.2 million in fiscal 2002 and 2001, respectively, by applying SFAS No. 121.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 superseded Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal costs. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date an entity commits to an exit plan. We adopted this standard on January 1, 2003, which was the standard’s effective date. Adoption of the standard did not materially impact our consolidated financial results or financial position.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, FIN 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements with interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the initial recognition and measurement provision as well as the disclosure provision of FIN 45 during the first quarter of fiscal year 2003. The initial recognition and measurement provisions did not have a material impact on our consolidated financial results or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The provisions of SFAS No. 148 amend SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to a fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements. The transition provisions of SFAS No. 148 will not have a material impact on our financial results, as we do not plan to adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing of stock options. The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this standard during the second quarter of fiscal year 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make our decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after December 15, 2003, or March 15, 2004, depending on the nature of the variable interest entity. FIN 46 is not expected to have a material impact on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, primarily short-term investments in commercial paper with maturities of less than 90 days had a balance of $720.0 million at October 31, 2003, which is an increase of $441.1 million compared to October 31, 2002. In addition, we held $35.5 million of U.S. government securities at October 31, 2003, compared to none at October 31, 2002. The major sources of cash during fiscal 2003 were $142.7 million in income tax refunds and the net proceeds of $355.5 million from our convertible note offering completed on June 4, 2003. These cash inflows were partially offset by $67.6 million of net property, plant and equipment additions.

As of October 31, 2003, we had restricted cash of $20.0 million compared to $177.0 million of restricted cash as of October 31, 2002, a decrease of $157.0 million. Our restricted cash decreased by $148.2 million as a result of our purchase five properties subject to “synthetic” operating leases and $14.3 million to pay a guarantee of a customer note receivable. Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, and is not available to us for working capital. The majority of our restricted cash represents collateral for letters of credit and lease obligations. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. We are entitled to the interest earnings on our restricted cash balances.

Cash and cash equivalents were $278.9 million as of October 31, 2002, which was a decrease of $69.7 million compared to October 31, 2001. The major uses of cash during fiscal 2002 were a

$177.0 million net increase in restricted cash (which reduced the balance in cash and cash equivalents), $25.6 million in property, plant and equipment additions, and $208.9 million used to pay current liabilities as well as net cash losses from operations. These cash outflows were partially offset by $259.4 million provided from income tax refunds, and $79.6 million from more effective working capital management such as account receivable collections, lower inventory requirements and lower prepaid assets. In addition, we received $68.6 million on the sale of available-for-sale securities during fiscal 2002.

Finance-Related Transactions

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes. The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. The initial interest rate on the variable note is 1.59625% for the period ending December 15, 2003. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share. We may not redeem the fixed rate notes prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes. Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes, which is a maximum of 99.7 million shares. We also have the option to settle the call options with the counterparty through a net a share settlement or cash settlements, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share. The total cost of all the call options was $137.3 million, which is recorded in shareowners’ investment. The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options. The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share. The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent which the then-current market price of our common stock exceeds $5.28 per share. The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment. The call options and the warrants are subject to early expiration upon conversion of the notes. The net effect of the call options and the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

We were party to an operating lease agreement related to our headquarters facility in Eden Prairie, Minnesota. This lease was set to expire in October of fiscal 2006. This operating lease, which is sometimes referred to as a “synthetic lease,” contained a minimum residual value guarantee at the end of the lease term, and also gave us a purchase option at the end of the lease term. During the third quarter of fiscal 2003, we purchased this property for an aggregate purchase price of $46.8 million. The entire purchase price was paid out of restricted cash.

In addition, during fiscal 2003, we purchased a total of four other properties that we leased under synthetic leases. Two properties were purchased for $55.9 million and the remaining two were purchased for $45.5 million. All of the properties were purchased using restricted cash previously pledged to secure the lease obligations. The two properties that were purchased for $55.9 million were recorded at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we previously recognized this loss in a prior fiscal year. These two properties are currently classified as assets held for sale on our consolidated balance sheet because we intend to sell them within one year from the date of purchase. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million, which was available to us as unrestricted cash. The difference between the purchase price for these two properties of $45.5 million and the sale price of $15.3 million was previously included in our restructuring accrual.

Capital Expenditure and Investment Commitments

As of October 31, 2003, we had commitments (both cancelable and non-cancelable) for capital expenditures related to the ongoing operation of our business of approximately $5.6 million. These commitments primarily reflect future equipment purchases as well as improvements to existing buildings and facilities. The commitments are estimated to be paid by the end of fiscal 2004. We intend to fund these expenditures from cash on hand.

Vendor Financing

We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of October 31, 2003, 2002 and 2001, we had commitments to extend credit of $26.5 million, $58.0 million and $166.9 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was approximately $23.2 million, $20.9 million and $80.2 million, respectively, as of October 31, 2003, 2002 and 2001. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At October 31, 2003, we have recorded approximately $19.4 million in loss reserves in the event of non-performance related to these financing arrangements.

In connection with the sale of a participation interest in a customer note receivable for $14.3 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest. During fiscal 2003, the underlying customer defaulted on the note receivable. Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest on the note receivable at the time the customer defaulted. Of the $14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash. This note receivable was fully reserved for as part our allowance for doubtful accounts.

Working Capital and Liquidity Outlook

Our main source of liquidity continues to be our unrestricted cash on hand. We believe that our current unrestricted cash on hand should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2004. If we are able to maintain break-even or positive cash flow from operations, our existing cash should be adequate to fund such expenditures for several years.

We believe that our entire restructuring accrual of $33.4 million as of October 31, 2003, will have to be paid from our unrestricted cash (shown as cash and cash equivalents on our balance sheet) as follows:

•	$6.8 million for employee severance will be paid in fiscal 2004;

•	$9.8 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid in fiscal 2004; and

•	the remainder of $16.8 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

We also believe that our unrestricted cash on hand will also enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing capital resources, additional sources of capital may be required. We do not currently have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareholders. Following the completion of our convertible note financing transaction in fiscal 2003, we have approximately 130 million shares of common stock available for issuance under our articles of incorporation after taking into account our share reserves for our stock option plans and employee stock purchase plan. Accordingly, any plan to raise capital through the issuance of shares of common stock or securities convertible into common stock may require an amendment to our articles of incorporation, which would require the approval of shareowners. Our proxy statement for our 2004 Annual Meeting of Shareowners includes a proposal to increase our authorized shares of common stock by 1.2 billion.

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

We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003, that have a variable interest rate. The interest rate on these notes is equal to 6-month LIBOR plus 0.375%. The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013. Assuming interest rates rise an additional 1%, 5% and 10%, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

As described in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we maintain an investment portfolio of available-for-sale equity securities of $4.7 million. The values recorded for these investments are subject to market price volatility. We monitor these investments for impairment and make appropriate reductions in carrying value when necessary.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of October 31, 2003, our outstanding deferred compensation obligation related to the 401(k) excess plan was $7.3 million, of which approximately $1.4 million was indexed to ADC common stock. Assuming a 20%, 50% or 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.5 million, $3.7 million and $7.3 million, respectively, and we would incur an expense of a like amount.

We also are exposed to market risk from changes in foreign exchange rates. To mitigate the risk from these exposures, we have instituted a balance sheet hedging program. The objective of this program is to protect our net monetary assets and liabilities in non-functional currencies from fluctuations due to movements in foreign exchange rates. The program operates in markets where hedging costs are beneficial. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net asset positions. The majority of hedging instruments utilized are forward contracts with maturities of less than one year. Foreign exchange contracts reduce our overall exposure to exchange rate movements, since gains and losses on these contracts offset losses and gains on the underlying exposure. See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about our foreign exchange hedging program.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of ADC Telecommunications, Inc., and subsidiaries as of October 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated November 21, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated financial statements of ADC Telecommunications, Inc., and subsidiaries as of October 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 12, these consolidated financial statements have been revised to include the transitional disclosures required by Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of November 1, 2001. We have audited the disclosures in Note 12 and, in our opinion, the disclosures for fiscal 2001 in Note 12 are appropriate. However, we were not engaged to audit, review or apply any procedures to the fiscal 2001 consolidated financial statements of the Company other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

Ernst & Young LLP

Minneapolis, Minnesota
December 1, 2003

Note: The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen. Certain financial information for the period ended October 31, 2001 was not reviewed by Andersen and includes: (i) reclassifications to conform to our fiscal 2003 financial statement presentation and (ii) additional disclosures to conform with new accounting pronouncements and SEC rules and regulations.

Report of Independent Public Accountants

To ADC Telecommunications, Inc.:

We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. (a Minnesota corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of ADC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Minneapolis, Minnesota
November 21, 2001

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except earnings per share)

	For the years ended October 31,
	2003	2002	2001
Net Sales:
Products	$571.7	$809.3	$2,044.5
Services	201.5	238.4	358.3
Total net sales	773.2	1,047.7	2,402.8
Cost of Sales:
Products	316.6	593.7	1,358.2
Services	165.2	207.5	319.6
Total cost of sales	481.8	801.2	1,677.8
Gross Profit	291.4	246.5	725.0
Operating Expenses:
Research and development	108.6	182.8	287.3
Selling and administration	222.1	374.0	715.3
Goodwill amortization	—	—	56.6
Impairment charges	15.6	348.3	501.7
Restructuring charges	41.8	219.6	195.4
Total expenses	388.1	1,124.7	1,756.3
Operating Loss	(96.7)	(878.2)	(1,031.3)
Other Income (Expense), Net:
Interest income (expense), net	6.3	8.4	(2.2)
Loss on sale or shutdown of product lines	(1.4)	(6.7)	(81.9)
Gain (loss) on write-down or sale of investments, net	3.8	16.9	(785.7)
Loss on sale of fixed assets	(1.0)	(11.5)	(1.3)
Gain on patent infringement settlement	—	26.2	—
Other, net	6.9	(37.3)	(18.3)
Loss Before Income Taxes	(82.1)	(882.2)	(1,920.7)
Provision (Benefit) for Income Taxes	(5.4)	262.8	(633.0)
Net Loss	$(76.7)	$(1,145.0)	$(1,287.7)
Average Common Shares Outstanding (Basic and Diluted)	803.4	795.6	787.0
Loss Per Share (Basic and Diluted)	$(.10)	$(1.44)	$(1.64)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions)

	October 31, 2003	October 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$720.0	$278.9
Available-for-sale securities	26.7	0.5
Accounts receivable, net of reserves of $23.5 and $33.9	110.6	115.1
Unbilled revenues	30.6	25.8
Inventories, net of reserves of $45.6 and $93.9	69.5	94.9
Prepaid income taxes	—	126.6
Prepaid and other current assets	48.6	44.5
Total current assets	1,006.0	686.3
Property and Equipment, Net	192.3	206.8
Assets Held for Sale	25.1	20.0
Restricted Cash	20.0	177.0
Available-for-sale securities	19.5	—
Other Assets	34.0	54.1
Total assets	$1,296.9	$1,144.2
LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$49.3	$73.0
Accrued compensation and benefits	54.9	74.1
Other accrued liabilities	119.6	110.8
Restructuring accrual	33.4	124.2
Notes payable	8.3	15.7
Total current liabilities	265.5	397.8
Long-Term Notes Payable	400.0	10.8
Other Long-Term Liabilities	3.7	3.4
Total liabilities	669.2	412.0
Commitments and Contingencies
Shareowners’ Investment:
Common stock, $0.20 par value; authorized 1,200.0 shares; issued and outstanding 806.6 and 799.6 shares	161.3	159.9
Paid-in capital	1,246.9	1,272.6
Accumulated deficit	(750.0)	(673.3)
Deferred compensation	(9.3)	(12.3)
Accumulated other comprehensive loss	(21.2)	(14.7)
Total shareowners’ investment	627.7	732.2
Total liabilities and shareowners’ investment	$1,296.9	$1,144.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Shareowners’ Investment
(in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 31, 2000	770.3	$154.1	$954.0	$1,759.4	$(39.2)	$84.4	$2,912.7
Net income	—	—	—	(1,287.7)	—	—	(1,287.7)
Other comprehensive income, net of tax:
Translation gain	—	—	—	—	—	12.4	12.4
Unrealized loss on securities, net of taxes of $(338.0)	—	—	—	—	—	(575.5)	(575.5)
Adjustment for write-down of securities, net of taxes of $302.1	—	—	—	—	—	514.4	514.4
Adjustment for sale of securities, net of taxes of $(6.9)	—	—	—	—	—	(11.8)	(11.8)
Total comprehensive income							(1,348.2)
Exercise of common stock options	6.9	1.4	27.6	—	—	—	29.0
Stock issued for business acquisitions	11.6	2.3	3.0	—	—	—	5.3
Stock issued for employee benefit plans	3.2	0.6	12.8	—	—	—	13.4
Reduction of deferred compensation, net of forfeitures	—	—	(3.8)	—	22.5	—	18.7
Tax benefits from exercise of common stock options	—	—	22.5	—	—	—	22.5
Tax benefits related to acquisition	—	—	240.0	—	—	—	240.0
Balance, October 31, 2001	792.0	158.4	1,256.1	471.7	(16.7)	23.9	1,893.4
Net loss	—	—	—	(1,145.0)	—	—	(1,145.0)
Other comprehensive income, net of tax:
Translation gain	—	—	—	—	—	2.3	2.3
Unrealized loss on securities, net of taxes of $(1.4)	—	—	—	—	—	(2.3)	(2.3)
Adjustment for write-down of securities, net of taxes of $1.9	—	—	—	—	—	3.2	3.2
Adjustment for sale of securities, net of taxes of $(24.5)	—	—	—	—	—	(41.8)	(41.8)
							(1,183.6) >
Exercise of common stock options, net of forfeitures	1.2	0.2	3.2	—	—	—	3.4
Stock issued for employee benefit plans	6.4	1.3	13.3	—	(9.9)	—	4.7
Reduction of deferred compensation	—	—	—	—	14.3	—	14.3
Balance, October 31, 2002	799.6	159.9	1,272.6	(673.3)	(12.3)	(14.7)	732.2
Net loss	—	—	—	(76.7)	—	—	(76.7)
Other comprehensive income, net of tax:
Translation gain	—	—	—	—	—	(10.7)	(10.7)
Unrealized gain on securities, net of taxes of $0.0						4.2	4.2
Total comprehensive income							(83.2)
Exercise of common stock options	2.7	0.5	3.6	—	—	—	4.1
Stock issued for employee benefit plans, net of forfeitures	4.3	0.9	5.2	—	(1.4)	—	4.7
Reduction of deferred compensation	—	—	—	—	4.4	—	4.4
Purchased call option			(137.3)				(137.3)
Sale of warrants			102.8				102.8
Balance, October 31, 2003	806.6	$161.3	$1,246.9	$(750.0)	$(9.3)	$(21.2)	$627.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the years ended October 31,
	2003	2002	2001
Operating Activities:
Net loss	$(76.7)	$(1,145.0)	$(1,287.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	59.2	104.7	197.8
Provision for losses on receivables	3.7	26.4	73.8
Inventory reserves	2.9	49.7	47.7
Purchased in-process research and development	—	10.5	—
Write-down of inventory, property and equipment and goodwill	23.6	367.2	477.8
Non-cash stock compensation	4.4	14.3	18.7
Deferred income taxes	—	498.1	(438.9)
Loss on write-down of investments	—	50.9	862.5
Gain on sale of investments	(3.8)	(67.8)	(76.8)
Loss on sale of fixed assets	1.0	14.8	6.5
Loss on sale or shutdown of product lines	1.4	6.7	81.9
Other, net	(1.0)	(0.1)	3.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	6.2	160.8	339.3
Inventories	19.5	104.3	89.5
Prepaid and other assets	149.9	73.9	(185.5)
Accounts payable	(31.3)	(88.1)	(61.7)
Accrued liabilities	(120.1)	(120.8)	(53.3)
Total cash provided by operating activities	38.9	60.5	95.0
Investing Activities:
Acquisitions, net of cash acquired	—	(4.2)	(48.7)
Divestitures, net of cash disposed	1.9	2.3	117.5
Property and equipment additions	(69.5)	(39.4)	(249.2)
Property and equipment disposals	1.9	13.8	18.4
Change in restricted cash	157.0	(177.0)	—
Purchase of available-for-sale securities	(57.0)	(3.5)	(29.0)
Sale of available-for-sale securities	21.9	74.4	222.0
Total cash provided by (used for) investing activities	56.2	(133.6)	31.0
Financing Activities:
Issuance (Repayments) of debt	371.5	(5.9)	(35.8)
Purchase of call spread option	(34.5)	—	—
Common stock issued	8.2	9.1	40.4
Total cash provided by financing activities	345.2	3.2	4.6
Effect of Exchange Rate Changes on Cash	0.8	0.2	0.7
Increase (Decrease) in Cash and Cash Equivalents	441.1	(69.7)	131.3
Cash and Cash Equivalents, Beginning of Year	278.9	348.6	217.3
Cash and Cash Equivalents, End of Year	$720.0	$278.9	$348.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Business:    ADC Telecommunications, Inc. is a global supplier of broadband network equipment, software and systems integration services that enable communications service providers to deliver high-speed Internet, data, video and voice services to consumers and businesses worldwide. For management purposes, we are organized into two reportable segments: Broadband Infrastructure and Access and Integrated Solutions.

Principles of Consolidation:    The consolidated financial statements include the accounts of ADC Telecommunications, Inc., a Minnesota corporation, and all significant subsidiaries in which ADC Telecommunications, Inc. has more than a 50% equity ownership. In these Notes to Consolidated Financial Statements, these companies are collectively referred to as “ADC,” “we,” “us” or “our.” All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents:    Cash equivalents represent short-term investments in commercial paper with original maturities of three months or less. The carrying amounts of these investments approximate their fair value due to their short maturities. At October 31, 2003, our cash and cash equivalents were spread between two major financial institutions to avoid any significant concentration risk.

Available for Sale Securities:    The Company classifies fixed-income securities with original maturities of more than three months but less than one year on their acquisition date and investments in publicly held companies as currently available for sale securities. Fixed income investments with an original maturity greater than one year on their acquisition date are classified as long-term available for sale securities.

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

Impairment of Long-Lived Assets:    Prior to fiscal 2003, we evaluated property and equipment and identifiable intangibles for potential impairment in compliance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See Note 11 for details of our impairment charges.

Goodwill and Other Intangible Assets:    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” We adopted this standard on November 1, 2001. Under the standard, goodwill is no longer amortized but will be reviewed annually for impairment. Our other intangible assets (consisting primarily of patents and developed technology) will continue to be amortized over their useful lives, typically seven years. Refer to Note 12 for details about the adoption of this standard and the results of our initial and annual impairment tests.

Research and Development Costs:    Our policy is to expense all research and development costs in the period incurred.

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

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

Income Taxes and Deferred Taxes:    We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point, and the full utilization of our loss carryback potential. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

We recorded an income tax benefit totaling $5.4 million for fiscal 2003. This benefit is primarily attributable to the reversal of accrued income tax liabilities resulting from the finalization of federal, state and foreign income tax examinations.

Foreign Currency Translation:    We convert assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and we record translation adjustments in shareowners’ investment. Income statements of foreign operations are translated from the operations’ functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates. Foreign exchange transaction gains and losses are reported in other income (expense), net.

We sometimes hedge forecasted foreign currency transactions. Derivatives entered into for this purpose are classified as economic hedges of foreign currency cash flows. Foreign currency cash flows may arise from cross-border transactions principally in the Euro, Great British pound, Australian dollar and Canadian dollar. We record these instruments at fair value on our balance sheet, with gains and losses recorded in other income (expense) as foreign currency transactions.

Our foreign exchange forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions. We do not expect to realize any material losses as a result of defaults by other parties.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used in determining such items as returns and allowances, depreciation and amortization lives and amounts recorded for contingencies and other reserves. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, these estimates ultimately may differ from actual results.

Comprehensive Income (Loss):    Components of comprehensive income (loss) include net income, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, net of tax. Comprehensive income is presented in the consolidated statements of shareowners’ investment.

Reclassifications:    Certain prior-year amounts have been reclassified to conform to the current-year presentation.

Recently Issued Accounting Pronouncements:    In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. We adopted this standard in first quarter of fiscal 2003. In fiscal 2003, we wrote-down $15.6 million of assets by applying FAS 144. Prior to adopting this standard, we wrote down long-lived assets, excluding goodwill, by $212.0 and $207.2 million in fiscal 2002 and 2001, respectively, in accordance with SFAS No. 121.

In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 superseded Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal costs. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability related to an exit or disposal activity to be recognized on the date an entity commits to an exit plan. We adopted this standard on January 1, 2003, which was the standard’s effective date. Adoption of the standard did not materially impact our consolidated financial results or financial position.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which requires a guarantor to recognize and measure certain types of guarantees at fair value. In addition, FIN 45 requires the guarantor to make new disclosures for these guarantees and other types of guarantees that are not subject to the initial recognition and initial measurement provisions. The disclosure requirements are effective for financial statements with interim or annual periods ended after December 15, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the initial recognition and measurement provision as well as the disclosure provision of FIN 45 during the first quarter of fiscal year 2003. The initial recognition and measurement provisions did not have a material impact on our consolidated financial results or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The provisions of SFAS No. 148 amend SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to a fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 also expands the disclosure requirements of SFAS No. 123 by requiring more detailed disclosure in both annual and interim financial statements. The transition provisions of SFAS No. 148 will not have a material impact on our financial results, as we do not plan to adopt the fair value-based accounting provisions of SFAS No. 123, which is commonly referred to as expensing of stock options. The disclosure provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this standard during the second quarter of fiscal 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after December 15, 2003, or March 15, 2004, depending on the nature of the variable interest entity. FIN 46 is not expected to have a material impact on our consolidated financial position or results of operations.

Notes to Consolidated Financial Statements (Continued)

Note 2: Other Financial Statement Data (in millions)

Other Income (Expense), Net:

	2003	2002	2001
Interest income	$9.9	$12.4	$6.6
Interest expense	(3.6)	(4.0)	(8.8)
Interest income (expense), net	$6.3	$8.4	$(2.2)
Foreign exchange income (loss)	$8.1	$(17.7)	$(5.3)
Equity investment losses	—	—	(8.4)
Loss on lease termination	—	(8.2)	—
Other	(1.2)	(11.4)	(4.6)
Other, net	$6.9	$(37.3)	$(18.3)

Supplemental Cash Flow Information:

	2003	2002	2001
Income tax refunds received	$(142.7)	$(259.4)	$(24.1)
Interest paid	1.4	$5.3	$7.7

Supplemental Schedule of Investing Activities:

	2003	2002	2001
Acquisitions:
Fair value of assets acquired	$—	$20.8	$78.3
Less: Liabilities assumed	—	(16.5)	(24.9)
Cash acquired	—	(0.1)	(4.7)
Acquisitions, net of cash acquired	$—	$4.2	$48.7
Divestitures:
Carrying value of assets disposed	$2.6	$22.4	$232.6
Less: Liabilities disposed	(0.7)	(20.1)	(110.3)
Cash disposed	—	—	(4.8)
Divestitures, net of cash disposed	$1.9	$2.3	$117.5

Notes to Consolidated Financial Statements (Continued)

Note 2: Other Financial Statement Data (in millions) (Continued)

Consolidated Balance Sheet Information:

	2003	2002
Inventories:
Purchased materials and manufactured products	$107.8	$176.4
Work-in-process	7.3	12.4
Total	$115.1	$188.8
Property and Equipment:
Land and buildings	$127.5	$113.5
Machinery and equipment	391.8	418.8
Furniture and fixtures	38.3	37.8
Less accumulated depreciation	(368.3)	(370.9)
Total	189.3	199.2
Construction-in-process	3.0	7.6
Total, net	$192.3	$206.8
Other Assets:
Notes receivable, net	$7.3	$22.8
Patents	9.5	11.2
Intangible assets—other	12.4	7.0
Cost basis investments	—	3.9
Goodwill	4.8	3.8
Other	—	5.4
Total	$34.0	$54.1
Other Accrued Liabilities:
Deferred Revenue	$36.1	$17.3
Warranty reserve	13.4	13.1
Accrued taxes	38.0	30.5
Non-trade payables	24.6	48.1
Other	7.5	1.8
Total	$119.6	$110.8

Note 3: Investments

As of October 31, 2003 and 2002, our available-for-sale securities consisted of the following (in millions):

	Cost Basis(1)	Unrealized Gain	Fair Value
2003
U.S. Treasury and other U.S. government agencies	$35.5	$—	$35.5
Corporate bonds	6.0	—	6.0
Equity securities	0.5	4.2	4.7
Total available-for-sale securities	$42.0	$4.2	$46.2

2002
Equity securities	$0.5	—	$0.5
Total Available-for-sale securities	$0.5	$—	$0.5

(1)	As adjusted for the write-down of certain available-for-sale securities to a lower-of-cost-or-market basis.

Notes to Consolidated Financial Statements (Continued)

Note 3: Investments (Continued)

The fair value of investments in debt securities at October 31, 2003 by contractual maturities are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value
Due in one year or less	$22.0
Due in one year through five years	19.5
Total	$41.5

In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a non-cash loss of approximately $0.0 million, $5.7 million and $816.3 million on a lower-of-cost-or-market write-down on certain available-for-sale securities during fiscal 2003, 2002 and 2001, respectively. We also recorded a write-down of approximately $0.0 million, $45.2 million and $46.2 million for certain investments in non-publicly traded securities in fiscal 2003, 2002 and 2001, respectively, as a result of the downturn in market conditions in the technology and telecommunication market sectors. The net gains described in the following paragraphs were recorded as an offset to the loss on the write-down of our investment portfolio.

In fiscal 2003, fiscal 2002, and fiscal 2001 we sold common stock of certain companies in our investment portfolio and settled certain related equity collar arrangements for gains of $3.8 million, $67.8 million, and $76.8 million, respectively, as follows:

Fiscal 2003

During fiscal 2003, we sold certain investments in our portfolio for an aggregate gain of $3.8 million.

Fiscal 2002

During fiscal 2002, we sold holdings of ONI Systems and completely settled a related hedging arrangement for an aggregate gain of $66.5 million. In addition to the ONI Systems sale, we sold a portion of our interest in MIND C.T.I. for $4.8 million and recognized a $0.3 million gain on the sale. Finally, we liquidated our investment in Northstar Photonics, a non-marketable security, for a gain of $1.0 million.

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

In addition, during fiscal 2001, we entered into cashless collar arrangements to minimize the impact of a potential decrease in the market value of portions of our remaining investment in Redback Networks,

Notes to Consolidated Financial Statements (Continued)

Note 3: Investments (Continued)

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

As of October 31, 2001, we participated in a market-price collar arrangement that locks in a price range for the sale of certain securities held as investments, which guarantees a minimum selling price. Such derivatives are treated as cash flow hedges. Changes in the value of these derivatives are reported as a separate component of shareowners’ investment in accumulated other comprehensive income (loss). During fiscal 2002, when we sold such securities, we completely settled our investment collar and recognized a gain of $66.5 million.

Note 4: Notes Payable

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes. The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. The initial interest rate on the variable note is 1.59625% for the period ending December 15, 2003. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes. Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes, which is a maximum of 99.7 million shares. We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share. The total cost of all the call options was $137.3 million, which was recognized in shareowners’ investment. The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options. The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share. The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share. The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment. The call options and the

Notes to Consolidated Financial Statements (Continued)

Note 4: Notes Payable (Continued)

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

Note 5: Acquisitions

On February 26, 2001, we acquired all of the outstanding equity interests in CommTech Corporation. CommTech was a provider of end-to-end service order management, provisioning and activation software for communications service providers. In the transaction, we issued approximately 11.6 million shares of our common stock to CommTech’s shareholders. We also converted all outstanding CommTech stock options into options to acquire approximately 1.6 million shares of our common stock. The transaction was accounted for as a pooling-of-interests. Since the historical operations of CommTech were not material to our consolidated operations or financial position, prior period annual financial statements were not restated for this acquisition. We divested a substantial portion of CommTech in November of fiscal 2003 as part of our restructuring initiatives.

Note 6: Divestitures

During fiscal 2002 and 2001, we sold non-strategic product lines in cable/broadcast TV transmission, broadband wireless transmission, broadcast TV video routing, enterprise access products, wireless components, optical components and enhanced services software. In addition, we closed down our Avidia Multiplexer, Cellworx transport and optical laser product lines, and the U.S. version of our iAN product line. These products did not meet our growth, profitability and market leadership criteria. Included in these product line sales and shut downs were domestic operations in California, Connecticut, Minnesota, New Jersey, Oregon and Pennsylvania, as well as international operations in Argentina, Australia, Austria, Denmark, Finland and Sweden. The sales of these assets generated approximately $2.3 million and $117.5 million, net of cash disposed, in fiscal 2002 and 2001, respectively. As a result of these divestitures and shutdowns, we recorded losses on sales or shutdown of approximately $6.7 million and $81.9 million in fiscal 2002 and 2001, respectively. Net sales and operating income (loss) of the product lines divested in fiscal 2002 and 2001 were as follows (unaudited):

	(in millions)
	2002	2001
Net sales:
Broadband Infrastructure & Access	$14.9	$300.3
Integrated Solutions	—	104.6
Total	$14.9	$404.9
Operating loss	$(96.8)	$(250.3)

Note 7: Joint Ventures

In January 2001 and December 2001, we entered into a total of three joint ventures with Competence Research and Development Ltd., an independent company. The joint ventures were established to share development risk and capital resources associated with the development of technology used in our iAN™, BroadAccess™ and Small Subscriber product lines. The joint ventures were successful in advancing the

Notes to Consolidated Financial Statements (Continued)

Note 7: Joint Ventures (Continued)

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

In December 2001, we purchased Competence’s 66% interest in one of the joint ventures for $3.9 million in cash and assumption of approximately $16.5 million in debt owed by that joint venture, the proceeds of which were being used to fund the development of technology. In February 2002, we purchased Competence’s remaining interests in the other joint ventures for approximately $350,000 in cash and assumption of approximately $4.2 million in debt, the proceeds of which were used to fund the development of the technology. The debt was paid off immediately following the purchases. We recorded expense for in-process research and development projects associated with the purchase of Competence’s interest in these ventures in fiscal 2002 of $10.5 million. In addition, $10.3 million was allocated to developed technology, of which $5.3 million was written off prior to fiscal 2003. The remainder is being amortized over a period of seven years. Appraisals for purchased in-process and developed technology were determined using the income approach, discounted based on the estimated likelihood that the project ultimately will succeed.

Note 8: Employee Benefit Plans

Retirement Saving Plans:    Substantially all employees are eligible to participate in retirement saving plans. In the United States, effective April 1, 2003, we match employee contributions to our plan ($0.50 for every dollar contributed) up to 6% of eligible pay, and depending on our financial performance, we voluntarily may make an additional contribution up to 120% on 6% of wages. Prior to April 1, 2003, we matched employee contributions to our plan up to 6% of wages, and depending on our financial performance, we voluntarily could make an additional contribution up to 70% on 6% of wages. Employees are fully vested in all contributions at the time the contributions are made. Our contributions to our U.S. retirement savings plan were $6.1 million, $15.3 million, and $23.0 million during fiscal 2003, 2002 and 2001, respectively. If so elected by the participants, the trustee for our U.S. retirement savings plan invests a portion of our cash contributions in our common stock. In addition, other retirement savings plans exist in other of our global locations, which are aligned with local custom and practice. We contributed $2.6 million, $3.4 million, and $2.8 million to our global (non-U.S.) retirement savings plans in fiscal 2003, 2002 and 2001, respectively.

Global Employee Stock Purchase Plan:    We have a global employee stock purchase plan that is available to substantially all employees. Eligible employees may purchase our common stock through payroll deductions. Under this plan, employees are able to purchase our common stock at a price equal to the lower of 85% of the market closing price of our stock at the beginning or the end of each six-month stock purchase period. We issued 3.4 million, 4.8 million and 3.2 million shares of common stock pursuant to this plan during fiscal 2003, 2002, and 2001, respectively.

Stock Award Plans:    We maintain a global stock incentive plan to grant various stock awards, including stock options at fair market value and restricted shares, to key employees and to our non-employee directors. A maximum of 145.8 million stock awards can be granted under this plan. Restricted stock awards are limited to 4,000,000 shares. As of October 31, 2003, 79.4 million shares were available for stock awards, inclusive of a maximum of 1.2 million shares available for issuance as restricted stock awards. In December 2001, we adopted the 2001 special stock option plan and made a one-time option grant to non-executive employees to acquire an aggregate of 9.5 million shares to address acute retention and compensation considerations. All options granted under this plan were made at fair market value.

Notes to Consolidated Financial Statements (Continued)

Note 8: Employee Benefit Plans (Continued)

The following schedule summarizes activity in all plans (shares in millions):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Restricted Shares
Outstanding at October 31, 2000	96.5	$13.84	3.3
Granted	30.6	12.65	0.2
Exercised	(7.5)	3.33	—
Restrictions lapsed	—	—	(2.3)
Canceled	(23.7)	17.24	(0.7)
Outstanding at October 31, 2001	95.9	12.30	0.5
Granted	43.0	4.24	1.9
Exercised	(1.2)	0.87	—
Restrictions lapsed	—	—	(0.4)
Canceled	(30.1)	11.09	(0.3)
Outstanding at October 31, 2002	107.6	9.54	1.7
Granted	29.9	2.28	2.7
Exercised	(2.6)	1.42	—
Restrictions lapsed	—	—	(0.6)
Canceled	(60.4)	10.29	(1.6)
Outstanding at October 31, 2003	74.5	$6.14	2.2
Exercisable at October 31, 2003	41.2	$8.50	—

The following table contains details of our outstanding stock options as of October 31, 2003:

Range of Exercise Prices Between		Number Outstanding (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in millions)	Weighted Average Exercise Price
$0.96	$2.09	3.6	8.81	$1.65	1.4	$1.62
2.16	2.26	17.1	9.08	2.26	.01	2.23
2.29	2.36	1.6	7.44	2.35	.2	2.29
2.42	3.89	5.7	7.38	3.11	2.7	3.37
4.02	4.37	9.9	7.93	4.36	7.8	4.36
4.44	7.68	11.4	6.80	5.97	9.1	6.02
7.70	10.76	9.9	2.31	9.45	9.4	9.45
11.01	14.56	8.1	4.56	11.75	8.0	11.74
16.48	40.94	6.9	6.80	23.13	2.3	23.14
41.94	41.94	0.3	6.69	41.94	.3	41.94

$0.96	$41.94	74.5	6.92	$6.14	41.2	$8.50

Notes to Consolidated Financial Statements (Continued)

Note 8: Employee Benefit Plans (Continued)

The weighted average fair value per option at the date of grant for options granted in fiscal 2003, 2002 and 2001 was $1.13, $2.27 per share and $8.74 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.62%	2.43%	3.27%
Expected dividend	—	—	—
Expected volatility factor	66.92%	67.02%	93.2%
Expected option term	3.2 years	4.3 years	4.4 years

During fiscal year 2003, we adopted the disclosure provisions of SFAS No. 148. However, as discussed in Note 1, we did not adopt the transition provisions of SFAS No. 148.

Stock compensation is awarded to certain key employees in the form of stock options and restricted stock. We account for stock compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as amended by SFAS No. 148. All stock options are issued at fair market value on the date of grant. Accordingly, we do not recognize stock compensation expense for stock options granted during the periods presented.

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends, and the risk-free interest rate over the expected life of the of the option.

The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except per share amounts):

	2003	2002	2001
Net Loss
As reported	$(76.7)	$(1,145.0)	$(1,287.7)
Pro forma	(119.0)	(1,259.4)	(1,393.7)
Earnings (Loss) Per Share—Basic And Diluted
As reported	$(0.10)	$(1.44)	$(1.64)
Pro forma	(0.15)	(1.58)	(1.77)

During the third quarter of fiscal 2003, we offered to eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options. The new options, which were granted on December 29, 2003, have an exercise price of $2.83 per share, which is equal to the average of the high and low trading price of our common stock on the grant date. These options will vest over a two-year period from the grant date. For purposes of the above tabular disclosure of operating results under the fair value method of accounting stock options, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options will be amortized over a 30 month period, which consists of the 24 month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

As a result of the issuance of Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25,” we were required to record a non-cash stock compensation expense and deferred compensation expense related to the unvested portion of options issued in the purchase business combination of Centigram Communications Corporation in the third quarter of fiscal 2000. The value attributed to unvested options of $12.1 million was allocated to deferred compensation expense and was amortized over the remaining vesting period. Non-cash stock

Notes to Consolidated Financial Statements (Continued)

Note 8: Employee Benefit Plans (Continued)

compensation expense recorded in fiscal 2001 relating to the Centigram acquisition was $6.0 million. These options were cancelled shortly after the divestiture of Centigram on October 31, 2001. Further non-cash stock compensation expense of $0.9 million, $10.4 million and $12.7 million was recognized in fiscal 2003, 2002 and 2001, respectively, as a result of unvested stock options and restricted stock converted into ADC awards in connection with our fiscal 2000 acquisition of Broadband Access Systems. The exercise prices on the date of grant were deemed to be less than the estimated fair values of the awards. Expense is being recognized over the anticipated vesting period of the awards through fiscal 2005. Such amounts are reflected in research and development and selling and administration expense in the consolidated statements of operations.

In addition, we incurred $3.5 million, $3.9 million and $0.0 million of deferred compensation expense in fiscal 2003, 2002 and 2001 related to restricted stock issued as part of employee incentive plans and was included in selling and administration expenses.

Note 9: Capital Stock and Accumulated Other Comprehensive Income

Authorized Stock:    We are currently authorized to issue 1.2 billion shares of $0.20 par value common stock and 10.0 million shares of no par value preferred stock. There are no shares of preferred stock outstanding.

Dividends:    No cash dividends have been declared or paid during the past three years.

Loss Per Share:    Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The following table reconciles the number of shares utilized in the loss per share calculations (in millions, except earnings per share):

	2003	2002	2001
Numerator:
Net loss	$(76.7)	$(1,145.0)	$(1,287.7)
Denominator:
Weighted-average shares outstanding for basic and diluted earnings per share	803.4	795.6	787.0
Loss per share—basic and diluted	$(0.10)	$(1.44)	$(1.64)

Employee stock options to acquire 41.2 million, 110.8 million and 64.6 million shares were excluded from the dilutive securities described above for fiscal 2003, 2002 and 2001, respectively, because the exercise prices of these options were greater than the average market price of the common stock or due to the net loss for the respective periods.

Warrants to acquire 99.7 million shares that were issued in connection with our convertible notes were excluded from the dilutive securities described above for fiscal 2003, because the strike price of these warrants were greater than the average market price of the common stock. See Note 4 for a further discussion of these warrants.

Because of their anti-dilutive effect, stock options and all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2003. Upon achieving positive net income in a reporting period, our recent issuance of convertible notes will require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we will add back the net-of-tax interest expense on the convertible notes and then divide net income by outstanding shares, including all 99.7 million shares reserved for issuance upon conversion of the notes. If this calculation results in further diluting the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest on the

Notes to Consolidated Financial Statements (Continued)

Note 9: Capital Stock and Accumulated Other Comprehensive Income (Continued)

convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included. See Note 4 for a discussion of our convertible notes.

Shareowner Rights Plan:    We have a shareowner rights plan intended to preserve the long-term value of ADC to our shareowners by discouraging a hostile takeover. This plan was amended and restated during fiscal 2003. Under the shareowner rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights became exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase fractional shares of our preferred stock (each of which is the economic equivalent of a share of common stock) or stock of the company acquiring us at a price equal to one-half of the then-current value of our common stock. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our board of directors prior to attempting a takeover. If our board of directors believes a proposed acquisition of ADC is in the best interests of ADC and our shareowners, our board of directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

Accumulated Other Comprehensive Income:

Accumulated other comprehensive income (AOCI) consists of the following (in millions):

	October 31,
	2003	2002	2001
Foreign currency translation adjustment	$(25.4)	$(14.7)	$(17.0)
Unrealized gain on available for sale securities, net of taxes	4.2	—	40.9
	$(21.2)	$(14.7)	$23.9

We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale security. When an available-for-sale security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from AOCI.

Note 10: Income Taxes

The components of the (benefit) provision for income taxes are (in millions):

	2003	2002	2001
Current taxes:
Federal	$(1.0)	$(233.4)	$(184.5)
Foreign	(0.4)	(1.4)	(10.6)
State	(4.0)	(0.5)	1.0
	(5.4)	(235.3)	(194.1)
Deferred taxes:
Federal	—	430.6	(371.3)
Foreign	—	45.0	(43.8)
State	—	22.5	(23.8)
	—	498.1	(438.9)
Total (benefit) provision	$(5.4)	$262.8	$(633.0)

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

The effective income tax rate differs from the federal statutory rate as follows:

	2003	2002	2001
Federal statutory rate	(35)%	(35)%	(35)%
Impairment charges	(12)	(4)	3
Research and development tax credits	(1)	(2)	—
Deferred tax asset valuation allowance	48	73	—
State income taxes, net	(21)	—	(1)
Foreign income taxes	19	—	—
Other, net	(5)	(2)	—
Effective income tax rate	(7)%	30%	(33)%

Deferred tax assets (liabilities) as of October 31, 2003 and 2002 are composed of the following (in millions):

	2003	2002
Current deferred tax assets (liabilities):
Asset valuation reserves	$25.6	$41.5
Accrued liabilities	27.3	53.3
Other	(0.2)	3.5
Subtotal	52.7	98.3
Current deferred tax asset valuation allowance	(52.7)	(98.3)
Total	$—	$—
Non-current deferred tax assets (liabilities):
Intangible assets	$321.6	$340.5
Depreciation	9.4	(15.7)
Net operating loss and tax credit carryover	327.4	152.6
Restructuring charges and other	39.9	135.6
Subtotal	698.3	613.0
Non-current deferred tax asset valuation allowance	(698.3)	(613.0)
Total	$—	$—

During the third quarter of fiscal 2002 we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in our U.S. GAAP-based income statement become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the cumulative losses we had incurred to that point and the full utilization of our loss carryback potential, we concluded that a full valuation allowance should be recorded.

We recorded an income tax benefit totaling $5.4 million for fiscal 2003. This benefit is primarily attributable to the reversal of accrued income tax liabilities resulting from the finalization of federal, state

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

and foreign income tax examinations. The U.S. Internal Revenue Service has completed its examination of our federal income tax return for all years prior to fiscal 2002.

Federal and state net operating loss carryforwards for tax purposes, available to offset future income, were approximately $530 million at October 31, 2003. The Federal operating loss carryforwards expire between fiscal 2016 and fiscal 2023, and the state operating loss carryforwards expire between fiscal 2007 and fiscal 2018. Federal credit carryforwards were approximately $67.6 million at October 31, 2003, of which $28.9 million expire between fiscal 2004 and fiscal 2007, and $38.7 million expire between fiscal 2018 and fiscal 2023. Foreign operating loss carryforwards were approximately $230.7 million at October 31, 2003, most of which are available for indefinite carryforward periods.

The provision for foreign income taxes is based upon foreign pre-tax losses of $51.7 million, $248.6 million and $117.6 million during fiscal 2003, 2002 and 2001, respectively.

At October 31, 2003, our undistributed cumulative earnings of foreign subsidiaries were $22.4 million. Any distribution of such earnings is not expected to result in an incremental U.S. income tax liability.

Note 11: Impairment, Restructuring and Other Disposal Charges

During the first quarter of fiscal 2001, we launched an initiative to focus our business on strategic and core operations and improve our operating performance by restructuring and streamlining our operations. This initiative included the discontinuance of some product lines, the sale and exit of non-strategic businesses and the consolidation of unproductive and duplicate facilities. This initiative also included the elimination of employee and contractor positions. Throughout fiscal 2001 and continuing in fiscal 2002 and 2003, we took aggressive actions to achieve more cost-efficient operations.

Impairment and restructuring related charges by type of expense and where classified in the consolidated statements of operations are as follows for fiscal 2003, 2002 and 2001 (in millions):

Fiscal 2003	Impairment Charges	Restructuring Charges	Total
Employee severance costs	$—	$30.2	$30.2
Facilities consolidation and lease termination	—	11.6	11.6
Fixed asset write-downs	15.6	—	15.6
Total	$15.6	$41.8	$57.4

Fiscal 2002	Impairment Charges	Restructuring Charges	Cost of Sales	Selling and Administrative Charges	Total
Employee severance costs	$—	$53.1	$—	$—	$53.1
Facilities consolidation and lease termination	—	153.8	—	—	153.8
Fixed asset write-downs	212.0	—	—	—	212.0
Inventory and committed sales contracts	—	—	18.9	—	18.9
Goodwill write-downs	136.3	—	—	—	136.3
Purchased in-process research and development	—	10.5	—	—	10.5
Committed sales contracts—administrative	—	—	—	(5.7)	(5.7)
Other	—	2.2	—	—	2.2
Total	$348.3	$219.6	$18.9	(5.7)	$581.1

Notes to Consolidated Financial Statements (Continued)

Note 11: Impairment, Restructuring and Other Disposal Charges (Continued)

Fiscal 2001	Impairment Charges	Restructuring Charges	Cost of Sales	Selling and Administrative Charges	Total
Employment severance costs	$—	$89.0	$—	$—	$89.0
Facilities consolidation	—	96.0	—	—	96.0
Fixed asset write-downs	207.2	—	—	—	207.2
Inventory and committed sales contracts	—	—	52.4	—	52.4
Goodwill write-downs	294.5	—	—	—	294.5
Committed sales contracts—administrative	—	—	—	24.5	24.5
Integration and acquisition costs	—	9.0	—	—	9.0
Other	—	1.4	—	3.9	5.3
Total	$501.7	$195.4	$52.4	$28.4	$777.9

Restructuring Charges:    Employee severance costs relate to workforce reductions resulting from the closure of facilities and general terminations attributed to reduced sales forecasts. During fiscal 2003, 2002, and 2001, our workforce was reduced by approximately 1,900, 4,400, and 11,500 employees, respectively. This decrease included approximately 1,450, 2,900 and 7,400 employees, respectively, impacted by reductions in force. Additionally, in 2001 the reductions due to the divestiture of business units were effectively offset by the number of employees gained through our acquisition of CommTech and France Electronique’s telecom systems integration business, which were completed in fiscal 2001. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted both business segments.

Facility consolidation costs represent lease termination costs and other costs associated with our decision to consolidate and close unproductive, duplicative or excess manufacturing and office facilities.

Impairment Charges:    As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our goodwill and property and equipment assets for impairment in accordance with SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” “SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets” and SFAS No. 142, “Goodwill and other Intangible Assets.” Refer to Note 12 for a description of our goodwill impairment charges. As a result of applying SFAS No. 121 and 144 to our property and equipment, a non-cash impairment charge was required. For fiscal 2003, 2002 and 2001, we recorded impairment charges of $15.6 million, $212.0 million and $207.2 million, respectively.

Other Disposal Charges:    Committed sales contracts—administrative represents the administrative expenses necessary to complete or negotiate settlements with respect to certain committed sales contracts, which costs would normally be classified as selling and administration expenses. These costs are a direct result of our decision to exit certain product lines.

In addition, we also incurred inventory and committed sales contract related charges which represent losses incurred to write down the carrying value of inventory and the direct costs of exiting and maintaining certain committed sales contracts for product lines that have been discontinued.

Notes to Consolidated Financial Statements (Continued)

Note 11: Impairment, Restructuring and Other Disposal Charges (Continued)

The following table provides detail on the activity and remaining restructuring accrual by type of charges (in millions):

Type of Charge	October 31, 2002	Net Additions (Reductions)	Cash Charges	October 31, 2003
Employee severance costs	$17.0	$30.2	$40.4	$6.8
Facilities consolidation	105.6	11.6	90.6	26.6
Committed sales contracts administrative	1.6	—	1.6	—
Total	$124.2	$41.8	$132.6	$33.4

Type of Charge	October 31, 2001	Net Additions (Reductions)	Cash Charges	Non-cash Charges	October 31, 2002
Employee severance costs	$22.3	$53.1	$58.4	—	17.0
Facilities consolidation	83.6	153.8	131.8	—	105.6
Inventory and committed sales contracts	3.8	18.9	—	22.7	—
Committed sales contracts administrative	11.1	(5.7)	3.8	—	1.6
Total	$120.8	$220.1	$194.0	$22.7	$124.2

The total adjustment made to the restructuring accrual for changes in assumptions was a $5.9 million and $21.3 million decrease for fiscal 2003 and 2002, respectively. The adjustment was primarily related to changes in the assumptions related to divested product lines as these product lines were sold or shut down prior to the completion of certain restructuring activities. This adjustment was recorded as an offset to the additions to the accrual, and thus is reflected in the “Net Additions” column in the respective tables above.

We expect that substantially all of the remaining $6.8 million of cash expenditures relating to employee severance costs incurred through October 31, 2003 will be paid by the end of fiscal 2004. We expect that the $26.6 million for the consolidation of facilities will be paid from unrestricted cash over the respective lease terms of the facilities through 2015.

In addition to the restructuring accrual mentioned above, we have $25.1 million of assets held for sale ($5.0 million relates to our Broadband Infrastructure and Access segment and $20.1 million was not allocated to either of our segments) at October 31, 2003. We classified these assets as “Held for Sale” after our decision to exit non-strategic product lines and to reduce the size of our global operations. We expect to sell or dispose of these assets before the end of fiscal 2004.

Note 12: Goodwill

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

During fiscal 2002, we made the decision to exit our optical components business due to the continued downturn in the telecommunications industry coupled with future forecasts that indicated losses in this area of the business. As a result of our decision to exit the optical components business, we re-evaluated

Notes to Consolidated Financial Statements (Continued)

Note 12: Goodwill (Continued)

the fair value of this business and ultimately wrote off $36.6 million of goodwill that we had recorded as a result of optical component business acquisitions in prior years. During the fourth quarter of fiscal 2002, we performed the annual goodwill impairment test and assessed the fair value of our remaining business units to determine whether goodwill carried on our books was impaired and the extent of such impairment. We used the income approach to measure the fair value of goodwill using a discount rate of 21.0%. After performing this evaluation it was evident that a significant impairment of goodwill had occurred because of a steep decline in forecasted revenues. Accordingly, an impairment charge of $85.5 million related to our Integrated Solutions segment and $14.2 million related to our Broadband Infrastructure and Access segment was recognized in addition to the optical component goodwill impairment. In fiscal 2003, no impairment was noted after performing the annual fourth quarter evaluation. At October 31, 2003 and 2002, we had $4.8 million and $3.8 million, respectively, of goodwill related solely to our Integrated Solutions segment on our consolidated balance sheet.

We will continue to reassess the value of our business units and related goodwill balances at the beginning of the fourth quarter of each fiscal year or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable.

The following table adjusts net loss for goodwill amortization expense recognized for the years ended October 31 (in millions, except for loss per share):

	2003	2002	2001
Reported net loss	$(76.7)	$(1,145.0)	$(1,287.7)
Add back: Goodwill amortization, net of taxes	—	—	44.9
Adjusted net loss	$(76.7)	$(1,145.0)	$(1,242.8)
Diluted earnings per share:
Reported net loss	$(0.10)	$(1.44)	$(1.64)
Goodwill amortization	—	—	0.06
Adjusted loss per share	$(0.10)	$(1.44)	$(1.58)

Note 13: Commitments and Contingencies

Vendor Financing:    We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of October 31, 2003 and 2002, we had commitments to extend credit of $26.5 million and $58.0 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was approximately $23.2 million and $20.9 million, respectively, as of October 31, 2003 and 2002. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At October 31, 2003, we have recorded approximately $19.4 million in loss reserves in the event of non-performance related to these financing arrangements.

In connection with the sale of a participation interest in a customer note receivable for $14.5 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest. During fiscal 2003, the underlying customer defaulted on the note receivable. Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest on the note receivable at the time the customer defaulted. Of the $14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash. This note receivable is fully reserved for as part our allowance for doubtful accounts reserve. During fiscal 2002, we financed the sale of a participation interest in one of our vendor financing notes receivable for cash equal to $10.5 million. This sale was without any

Notes to Consolidated Financial Statements (Continued)

Note 13: Commitments and Contingencies (Continued)

discount to the face amount of the receivable, was with full recourse to us, and our recourse obligation is secured by a letter of credit. We accounted for this sale of a participation interest as a loan, and thus recorded a $10.5 million long-term note payable.

Letters of Credit:    As of October 31, 2003, we had $18.3 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Operating Leases:    Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2017. The rental expense included in the accompanying consolidated statements of operations was $22.3 million, $48.8 million and $49.8 million for fiscal 2003, 2002 and 2001, respectively.

We were party to an operating lease agreement related to our world headquarters facility in Eden Prairie, Minnesota. This lease was set to expire in October of fiscal year 2006. This operating lease, which is sometime referred to as a “synthetic lease,” contained a minimum residual value guarantee at the end of the lease term, and also gave us a purchase option at the end of the lease term. During the third quarter of fiscal 2003, we purchased this property for an aggregate purchase price of $46.8 million. The entire purchase price was paid out of pledged collateral that was classified as restricted cash on our consolidated balance sheet.

In addition, during fiscal 2003, we purchased a total of four other properties that we leased under synthetic leases. Two properties were purchased for $55.9 million and the remaining two were purchased for $45.5 million. All of the properties were purchased using restricted cash previously pledged to secure the lease obligations. The two properties that were purchased for $55.9 million were recorded at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we previously recognized this loss in a prior fiscal year. These two properties are currently classified as assets held for sale on our consolidated balance sheet because we intend to sell them within one year from the date of purchase. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million. The difference between the purchase price for these two properties of $45.5 million and the sale price of $15.3 million was previously included in the restructuring accrual.

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

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2003 (in millions):

2004	$23.8
2005	20.8
2006	17.7
2007	9.8
2008 and thereafter	33.8
Total	$105.9

Contingencies:    We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. The amount of monetary liability resulting from an adverse result in many

Notes to Consolidated Financial Statements (Continued)

Note 13: Commitments and Contingencies (Continued)

of such lawsuits, proceedings or claims cannot be determined at this time. As of October 31, 2003, we had recorded $9.1 million in loss reserves in the event of such adverse outcomes in these matters. Litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters with certainty. However, other than with respect to the two purported class action suits described below, and in light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition.

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that has been filed in the United States District Court for the District of Minnesota. The complaint names ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer, as defendants. During the period the lawsuit covers, Mr. Switz held the position of Executive Vice President and Chief Financial Officer. Since this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits. These shareowner lawsuits have been consolidated into a single lawsuit, which has been captioned In Re ADC Telecommunications, Inc. Securities Litigation. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000, to March 28, 2001. The complaint alleges that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. On November 24, 2003, we filed a motion to dismiss this lawsuit. This motion is pending before the court.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that has been filed in the United States District Court for the District of Minnesota. The complaint names ADC and several of our current and former officers, employees and directors as defendants. Since this lawsuit was served, we were served with two substantially similar lawsuits, and all three lawsuits have been consolidated into a single lawsuit, which has been captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.

We believe that the two lawsuits described above are without merit and intend to defend these actions vigorously. However, litigation is by its nature uncertain and unfavorable resolutions of these lawsuits could materially adversely affect our business, results of operations or financial condition.

Change of Control:    Our board of directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of ADC.

Note 14: Segment Information

We report our results in two business segments: Broadband Infrastructure and Access, and Integrated Solutions. Broadband Infrastructure and Access products consist of:

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

Notes to Consolidated Financial Statements (Continued)

Note 14: Segment Information (Continued)

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

Accounting policies used by the segments are the same as those described in Note 1 to the Consolidated Financial Statements.

Intersegment sales were not significant. The following costs are not allocated to segment results:

•	Restructuring and other disposal charges;

•	Impairment charges; and

•	Goodwill amortization resulting from acquisitions.

Corporate assets, which are included in “Unallocated Items,” primarily consist of cash and investments, which are managed centrally, and goodwill. Capital expenditures do not include amounts arising from the purchase of businesses.

Sales outside of the United States to external customers are determined on a “shipped-to” basis. No single country has property and equipment sufficiently material enough to warrant disclosure. In fiscal 2002, sales to one customer comprised 10.6% of our net sales. No single customer accounted for more than 10% of net sales in fiscal 2003 or 2001.

Notes to Consolidated Financial Statements (Continued)

Note 14: Segment Information (Continued)

The following table sets forth certain financial information for each of our functional operating segments described above, as well as certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

Segment Information (in millions)	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
2003
External sales:
Products	$486.3	$85.4	$—	$571.7
Services	—	201.5	—	201.5
Total external sales	$486.3	$286.9	—	$773.2
Depreciation and amortization	$10.0	$3.5	$45.7	$59.2
Impairment, restructuring and other disposal charges	—	—	57.4	57.4
Operating loss	(27.8)	(1.7)	(67.2)	(96.7)
Other income (expense), net	—	—	14.6	14.6
Loss before income taxes	(27.8)	(1.7)	(52.6)	(82.1)
Capital expenditures	2.4	3.2	62.0	67.6
Assets	$290.5	$208.5	$797.9	$1,296.9

2002
External sales:
Products	$715.1	$94.2	$—	$809.3
Services	—	238.4	—	238.4
Total external sales	$715.1	$332.6	—	$1,047.7
Depreciation and amortization	$25.1	$10.4	$69.2	$104.7
Impairment, restructuring and other disposal charges	—	—	(581.1)	(581.1)
Operating loss	(208.7)	(32.0)	(637.5)	(878.2)
Other income (expense), net	—	—	(4.0)	(4.0)
Loss before income taxes	(208.7)	(32.0)	(641.5)	(882.2)
Capital expenditures	8.2	4.4	13.0	25.6
Assets	$354.7	$269.5	$520.0	$1,144.2

2001
External sales:
Products	$1,810.8	$233.7	$—	$2,044.5
Services	—	358.3	—	358.3
Total external sales	$1,810.8	$592.0	—	$2,402.8
Depreciation and amortization	$101.3	$20.6	$75.9	$197.8
Impairment, restructuring and other disposal charges	—	—	(777.9)	(777.9)
Operating loss	(99.2)	(45.3)	(886.8)	(1,031.3)
Other income (expense), net	—	—	(889.4)	(889.4)
Loss before income taxes	(99.2)	(45.3)	(1,776.2)	(1,920.7)
Capital expenditures	186.4	13.0	41.8	241.2
Assets	$1,517.3	$403.7	$578.7	$2,499.7

Notes to Consolidated Financial Statements (Continued)

Note 14: Segment Information (Continued)

Geographic Information (in millions)	2003	2002	2001
Sales:
Outside the United States	$280.7	$283.6	$692.2
Inside the United States	492.5	764.1	1,710.6
Total	$773.2	$1,047.7	$2,402.8
Property and Equipment, Net:
Outside the United States	$36.9	$46.6	$176.4
Inside the United States	155.4	160.2	437.6
Total	$192.3	$206.8	$614.0

Note 15: Quarterly Financial Data (Unaudited in millions, except earnings per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net Sales	$199.9	$191.9	$188.5	$192.9	$773.2
Gross Profit	70.8	73.4	72.5	74.7	291.4
Income (Loss) Before Income Taxes	(41.5)	(29.4)	(15.1)	3.9	(82.1)
Provision (Benefit) for Income Taxes	—	—	—	(5.4)	(5.4)
Net (Loss) Income	$(41.5)(1)	$(29.4)(2)	$(15.1)(3)	$9.3 (4)	$(76.7)
Average Common Shares Outstanding—Basic	801.1	802.7	804.1	805.4	803.4
Average Common Shares Outstanding—Diluted	801.1	802.7	804.1	808.5	803.4
Loss Per Share—Basic	$(0.05)	$(0.04)	$(0.02)	$0.01	$(0.10)
Loss Per Share—Diluted	$(0.05)	$(0.04)	$(0.02)	$0.01	$(0.10)
2002
Net Sales	$293.5	$298.4	$235.1	$220.7	$1,047.7
Gross Profit	94.8	73.7	33.0	45.0	246.5
Loss Before Income Taxes	(69.9)	(133.0)	(297.5)	(381.8)	(882.2)
Provision (Benefit) for Income Taxes	(25.1)	(43.8)	331.7	—	262.8
Net Loss	$(44.8)(5)	$(89.2)(6)	$(629.2)(7)	$(381.8)(8)	$(1,145.0)
Average Common Shares Outstanding—Basic & Diluted	793.4	794.9	796.4	797.6	795.6
Loss Per Share—Basic & Diluted	$(0.06)	$(0.11)	$(0.79)	$(0.48)	$(1.44)

(1)	Includes $8.2 million restructuring charges; $10.3 million impairment charges; $2.1 million net gain on sale of investments; and $2.8 million loss related to sale of divested product lines.

(2)	Includes $12.1 million restructuring charges and $4.3 million impairment charges.

(3)	Includes $12.0 million restructuring charges and $0.2 million impairment charges.

(4)	Includes $9.5 million restructuring charges; $0.8 million impairment charges; $1.7 million other disposal costs; $1.7 million gain on sale of investments; and $1.4 million loss related to sale of divested product lines; and a net benefit of $14.7 million from a tax benefit and reduced legal and other accruals due to the favorable resolution of certain outstanding matters.

(5)	Includes $3.0 million restructuring charges; $1.9 million impairment charges; $2.4 million loss related to write-down of investment portfolio, and $7.0 million gain on sale of investments.

Notes to Consolidated Financial Statements (Continued)

Note 15: Quarterly Financial Data (Unaudited in millions, except earnings per share) (Continued)

(6)	Includes $57.3 million restructuring and in-process research and development charges; $16.8 million impairment charges; non-recurring non-operating gain of $26.2 million related to a patent infringement settlement; $0.7 million loss related to the sale of a divested product lines; $19.9 million loss related to write-down of investment portfolio and $24.2 million gain on sale of investments.

(7)	Includes $33.1 million restructuring charges; $160.1 million impairment charges; $4.8 million loss related to the sale of a divested product line; $21.6 million loss related to the write-down of investment portfolio; $35.3 million gain on sale of investments; and $438.4 million charges related to deferred tax asset reserves as well as tax benefit adjustments due to tax law changes.

(8)	Includes $139.4 million restructuring charges; $169.5 million impairment charges; $1.2 million loss related to sale of divested product lines; $7.0 million loss related to the write-down of investment portfolio; and $1.3 million gain on sale of investments.

Note 16: Subsequent Events (unaudited)

In December 2003, we entered into an agreement to sell our BroadAccess40 product line. This transaction is expected to close by March 1, 2004. We expect this transaction to result in a loss on sale in our income statement, which we estimate will be less than $10 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 21, 2002, the Board of Directors of ADC, with the unanimous recommendation of the Audit Committee of the Board of Directors, dismissed Arthur Andersen LLP (“Andersen”) as ADC’s independent public accountants, effective immediately on that date.

The audit report of Andersen on the consolidated financial statements of ADC for the fiscal year ended October 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During ADC’s fiscal year ended October 31, 2001, and through the date of Andersen’s dismissal: (a) there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of such disagreement in connection with Andersen’s report on ADC’s consolidated financial statements for such year; and (b) there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

ADC provided Andersen with a copy of the foregoing disclosures and Andersen provided us with a letter indicating their concurrence with these disclosures.

Also on May 21, 2002, the Board of Directors of ADC, with the unanimous recommendation of the Audit Committee of the Board of Directors, appointed Ernst & Young LLP as ADC’s independent public accountant for ADC’s fiscal year ended October 31, 2002, effective immediately. During ADC’s fiscal year 2001 and through May 21, 2002, neither ADC nor anyone acting on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on ADC’s consolidated financial statements, or any other matters or reportable events listed in Item 304((a)(2)(ii) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.

The sections entitled “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2004 Annual Meeting of Shareowners, which will be filed with the SEC on or before January 31, 2004 (the “Proxy Statement”), are incorporated in this Form 10-K by reference.

We have adopted a financial code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other ADC employees. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. The Internet address for our website is http://www.adc.com, and the financial code of ethics may be found as follows:

1.	From our main web page, first click on “Investor Relations.”

2.	Next, click on “Relevant Documents.”

3.	Finally, click on “Financial Code of Ethics.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11. EXECUTIVE COMPENSATION

The section of the Proxy Statement entitled “Executive Compensation” is incorporated in this Form 10-K by reference (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation,” which is not incorporated in this Form 10-K).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” are incorporated by reference into this Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of the Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated by reference into this Form 10-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section of the Proxy Statement entitled “Proposal to Ratify the Appointment of Auditors” is incorporated in this Form 10-K by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Auditors
Report of Independent Public Accountants
Consolidated Statements of Operations for the years ended October 31, 2003, 2002 and 2001
Consolidated Balance Sheets as of October 31, 2002 and 2001
Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended October 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Five-Year Selected Consolidated Financial Data for the years ended October 31, 1999 through October 31, 2003, is located in Item 6 of this Form 10-K

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, which are included as Exhibits 99-a and 99-b to this Form 10-K, as filed with the SEC.

3.	Listing of Exhibits

See Exhibit Index on page 74 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a security holder upon request a copy of any Exhibit at cost.

(b)	There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

(c)	See Item 15(a)(3) above.

(d)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.

Dated: January 14, 2004	By: /s/ Robert E. Switz Robert E. Switz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT E. SWITZ Robert E. Switz	President and Chief Executive Officer (principal executive officer)	Dated: January 14, 2004

/s/ GOKUL V. HEMMADY Gokul V. Hemmady	Vice President and Chief Financial Officer (principal financial and accounting officer)	Dated: January 14, 2004

Robert Annunziata*	Director
John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
Mickey P. Foret*	Director
B. Kristine Johnson*	Director
Jean-Pierre Rosso*	Director
Larry W. Wangberg*	Director
John D. Wunsch*	Director
Charles D. Yost*	Director

*By: /s/ Gokul V. Hemmady Gokul V. Hemmady Attorney-in-Fact	Dated: January 14, 2004

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

3-d	Restated Bylaws of ADC Telecommunications, Inc. effective July 30, 2002. (Incorporated by reference to Exhibit 4-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
4-b
Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003

4-c
Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4-d
Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-a*
ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through March 4, 2003. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2003.)

10-b*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2002. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10-c*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10-d*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2004.
10-e*
ADC Telecommunications, Inc. Executive Incentive Exchange Plan, as amended and restated effective as of November 1, 2001. (Incorporated by reference to Exhibit 10-g to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)

Exhibit Number	Description
10-f*
Amendment 1 to the ADC Telecommunications, Inc. Executive Incentive Exchange Plan, effective as of November 1, 2002. (Incorporated by reference to Exhibit 10-g to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10-g*
ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-i to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)

10-h*
ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-i*	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10-j*
ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002. (Incorporated by reference to Exhibit 10-K to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10-k*
Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc., restated as of March 1, 2002. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-l*
ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-m*
Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10-n*
ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10-o*
Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10-p*
ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement), as amended and restated as of effective January 1, 2002. (Incorporated by reference to Exhibit 10-r to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)

10-q
First Amendment of ADC Telecommunications, Inc. 401(K) Excess Plan (2002 Restatement) dated as of February 26, 2002. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-r
Second Amendment of ADC Telecommunications, Inc. 401(K) Excess Plan (2002 Restatement) dated as of April 1, 2003. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-s
Third Amendment of ADC Telecommunications, Inc. 401(K) Excess Plan (2002 Restatement) dated as of January 1, 2003. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-t*
Employment Agreement dated January 28, 2001, between ADC Telecommunications, Inc. and Richard R. Roscitt. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2001.)

Exhibit Number	Description
10-u*
Amendment No. 1 dated November 27, 2002, to Employment Agreement between ADC Telecommunications, Inc. and Richard R. Roscitt. (Incorporated by reference to Exhibit 10-s to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10-v
Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-w*
Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-x*
Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC’s 2002 fiscal year. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-y*
Restricted Stock Award Agreement, dated as of October 31, 2002, between ADC Telecommunications, Inc. and Jay T. Hilbert. (Incorporated by reference to Exhibit 10-w to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10-z*
Restricted Stock Award Agreement, dated as of May 31, 2001, between ADC Telecommunications, Inc. and William F. O’Brien. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2001.)

10-aa*	ADC Telecommunications, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10-jj to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10-bb*	ADC Executive Stock Ownership Program (January 2002). (Incorporated by reference to Exhibit 10-kk to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10-cc*	Summary of Executive Perquisite Allowances.
12-a	Computation of Ratio of Earnings to Fixed Charges.
16-a	Arthur Andersen LLP letter dated May 22, 2002 (Incorporated by reference to Exhibit 16-1 to ADC’s Form 8-K filed on May 22, 2002.)
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Ernst & Young LLP.
24-a	Power of Attorney.
31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).
31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).
32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-a	Report of Ernst & Young LLP and Schedule II.
99-b	Report of Arthur Andersen LLP and Schedule II.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.