Form 10-Q
period 2004-01-31
ADC TELECOMMUNICATIONS INC
filed 2004-03-12
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Common stock, $.20 par value:  807,277,031 shares as of March 8, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	January 31, 2004	October 31, 2003

ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$724.6	$718.0
Available-for-sale securities	25.0	26.7
Accounts receivable, net	97.3	99.8
Unbilled revenue	27.1	30.6
Inventories, net	68.6	66.3
Assets of discontinued operations	23.4	21.6
Prepaid and other current assets	53.4	48.4

Total current assets	1,019.4	1,011.4

PROPERTY AND EQUIPMENT, NET	182.7	190.6
ASSETS HELD FOR SALE	20.5	25.1
RESTRICTED CASH	16.0	15.8
AVAILABLE-FOR-SALE SECURITIES	17.1	19.5
OTHER ASSETS	34.4	38.2

Total assets	$1,290.1	$1,300.6

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$49.2	$46.4
Accrued compensation and benefits	45.0	52.8
Restructuring accrual	25.6	29.3
Other accrued liabilities	103.7	111.7
Liabilities of discontinued operations	23.4	25.7
Notes payable	7.5	8.3

Total current liabilities	254.4	274.2

LONG-TERM NOTES PAYABLE	400.0	400.0
OTHER LONG-TERM LIABILITIES	2.5	2.5

Total liabilities	656.9	676.7

SHAREOWNERS’ INVESTMENT (807.7 and 806.6 shares outstanding, respectively)	633.2	623.9

Total liabilities and shareowners’ investment	$1,290.1	$1,300.6

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three Months Ended January 31,
	2004	2003
NET SALES:
Product	$123.9	$146.5
Service	44.6	48.1
TOTAL NET SALES	168.5	194.6

COST OF SALES:	64.5	83.1
Product	37.7	42.4
Service	102.2	125.5
TOTAL COST OF SALES

GROSS PROFIT	66.3	69.1

OPERATING EXPENSES:
Research and development	21.7	30.3
Selling and administration	42.1	61.4
Impairment charges	—	10.3
Restructuring charges	6.9	8.2

Total Operating Expenses	70.7	110.2

OPERATING LOSS	(4.4)	(41.1)

OTHER INCOME (EXPENSE), NET	7.8	(0.5)

INCOME (LOSS) BEFORE INCOME TAXES	3.4	(41.6)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	3.4	(41.6)

DISCONTINUED OPERATIONS, NET OF TAX:
(Loss) Income from discontinued operations	(2.2)	0.1
Loss on divestiture of subsidiary	(3.6)	—
	(5.8)	0.1

NET LOSS	$(2.4)	$(41.5)

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	806.8	801.1
AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	812.2	801.1

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.00	$(0.05)
Discontinued operations	$(0.01)	$0.00
Basic and diluted earnings (loss) per share	$0.00	$(0.05)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Three Months Ended January 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2.4)	$(41.5)
Adjustments to reconcile net loss to net cash from operating activities:
Inventory and fixed asset impairments	—	10.3
Depreciation and amortization	11.4	15.3
(Recoveries) Provision for losses on receivables	(4.5)	1.1
Inventory reserves	1.5	1.1
Non-cash stock compensation	0.6	2.1
Loss on write-down of investments	—	2.7
Gain on sale of investments	(4.4)	(4.7)
Loss on sale of business and product lines	0.3	2.8
Gain on sale of fixed assets	(0.4)	(0.5)
Other, net	(0.7)	0.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	9.8	24.1
Inventories	(3.8)	0.6
Prepaid and other assets	1.7	105.3
Accounts payable	3.1	(17.4)
Accrued liabilities	(18.4)	(51.4)

Total cash (used for) provided by operating activities	(6.2)	50.2

INVESTING ACTIVITIES:
Divestitures, net of cash disposed	5.0	0.5
Property and equipment additions	(2.9)	(5.7)
Property and equipment disposals	5.6	—
Change in restricted cash	(0.2)	34.5
Sale of available-for-sale securities, net	4.4	4.0

Total cash provided by investing activities	11.9	33.3

FINANCING ACTIVITIES:
Issuance (repayments) of debt	(0.8)	3.1
Common stock issued	1.8	0.3

Total cash provided by financing activities	1.0	3.4

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.1)	0.5

INCREASE IN CASH AND CASH EQUIVALENTS	6.6	87.4
CASH AND CASH EQUIVALENTS, beginning of period	718.0	278.9

CASH AND CASH EQUIVALENTS, end of period	$724.6	$366.3

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 - Basis of Presentation:

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the quarter ended January 31, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2003.

Recently Issued Accounting Pronouncements.  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics:  (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur.  Interpretation No. 46 is applicable immediately for all variable interests created after January 31, 2003.  For all variable interest entities created before February 1, 2003, the provisions of this interpretation are effective in the first fiscal year or interim period beginning after June 15, 2003 (our fourth quarter of fiscal 2003). We are currently a party to a transaction involving a variable interest entity relating to our divestiture of the BroadAccess40 business (See Note 2).  After performing an analysis, we determined we are not the primary beneficiary of the divested business.  As such, we will not consolidate the variable interest entity.

Summary of Significant Accounting Policies.  A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2003.

Note 2 - Discontinued Operations:

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  In accordance with SFAS 144, the financial results of this business is reported separately as discontinued operations for all periods presented.  This transaction closed on February 24, 2004.

    The purchasers acquired all of the stock of our subsidiary that owns rights to BroadAccess40 and as such assumed substantially all liabilities associated with this business with the exception of a $7.5 million note payable that was paid in full by us prior to the closing.  The purchasers did not pay cash consideration but issued a promissory note to us for approximately $3.8 million that is payable within two years of the closing and a warrant to acquire up to 15% of the stock of the entity they purchased.  We also received certain contingent payment rights based upon future revenues of the BroadAccess40 business.

The financial results of BroadAccess40 included in discontinued operations were as follows (in millions):

	Three months ended January 31,
	2004	2003
Revenue	$5.0	$5.3
Net (Loss) Income from discontinued operations	(2.2)	0.1
Loss from divestiture of discontinued operations	(3.6)	—
(Loss) Income from discontinued operations	(5.8)	0.1

Note 3 - Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	January 31, 2004	October 31, 2003

Purchased materials and manufactured products	$100.8	$98.7
Work-in-process	2.8	2.3
Less: Inventory reserve	(35.0)	(34.7)

	$68.6	$66.3

Note 4 - Income Taxes:

A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in U.S. GAAP-based income statements become deductible expenses under applicable income tax laws.  Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  In fiscal 2003 and for the three months ended January 31, 2004, we recorded a full valuation allowance against the increase in our deferred tax assets. We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record tax benefits or significant provisions for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of January 31, 2004, we had $818.1 million of deferred tax assets that have a full valuation allowance against them and, therefore, such deferred tax assets are not reflected on the Condensed Consolidated Balance Sheet.  Our deferred tax assets expire through October 31, 2024.

Note 5 - Property Plant & Equipment:

We record our property, plant and equipment, net of accumulated depreciation, at the appropriate carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	January 31, 2004	October 31, 2003

Land and buildings	$127.1	$126.7
Machinery and equipment	367.5	367.1
Furniture and fixtures	37.6	37.4
Less: accumulated depreciation	(355.3)	(343.7)
Total	176.9	187.5
Construction in progress (CIP)	5.8	3.1
Total	$182.7	$190.6

Note 6- Comprehensive Loss:

The following table presents the calculation of comprehensive loss as required by SFAS No. 130 “Reporting Comprehensive Income.” Comprehensive loss has no impact on our net loss but is reflected in our balance sheet through adjustments to shareowners’ investment.  The components of comprehensive loss are as follows (in millions):

	Three Months Ended January 31,
	2004	2003
Net loss	$(2.4)	$(41.5)
Change in cumulative translation adjustments	4.4	(3.6)
Reclassification adjustment for realized (gains) losses on securities classified as available for sale, net-of-tax	(4.1)	—
Unrealized gain (loss) from securities classified as available for sale, net-of-tax	(0.2)	2.2

Comprehensive loss	$(2.3)	$(42.9)

Note 7 – Net Income (Loss) from Continuing Operations Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations (in millions, except for per share amounts):

	Three months Ended January 31,
	2004	2003

Numerator:
Net income (loss) from continuing operations	$3.4	$(41.6)

Denominator:
Weighted average common shares outstanding	806.8	801.1
Employee stock options and other	5.4	—
Weighted average common shares outstanding, assuming dilution	812.2	801.1

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$(0.05)

Employee stock options to acquire 39.0 million shares were excluded from the dilutive securities described above for the three months ended January 31, 2004, because the excercise prices of these options were greater than the average market price of the common stock.  Employee stock options to acquire 115.6 million shares were excluded from the dilutive securities described above for the three months ended January 31, 2003, as our net loss for that period would have made their inclusion anti-dilutive.

Warrants to acquire 99.7 million shares that were issued in connection with our convertible notes were excluded from the dilutive securities described above for the quarter ended January 31, 2004, because the strike price of these warrants was greater than the average market price of the common stock.  See Note 10 for a discussion of the warrants.

Because of their anti-dilutive effect, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended January 31, 2004.  Upon achieving positive net income in a reporting period, our recent issuance of convertible notes will require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes.  Under this method, we will add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 99.7 million shares reserved for issuance upon conversion of the notes.  If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes.  If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.  See Note 10 for a discussion of our convertible notes.

Note 8 - Segment Reporting:

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

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Three Months Ended January 31, 2004
External sales:
Product	$106.0	$17.9	$—	$123.9
Service		44.6	—	44.6
Total external sales	106.0	62.5	—	168.5

Impairment, restructuring and other disposal charges (1)	—	—	(6.9)	(6.9)
Operating loss	4.5	(3.4)	(5.5)	(4.4)
Other income (expense), net	—	—	7.8	7.8
Income from continuing operations before income taxes	4.5	(3.4)	2.3	3.4
Assets	184.6	168.2	937.3	1,290.1

Three Months Ended January 31, 2003
External sales:
Product	$127.2	$19.3	$—	$146.5
Service	—	48.1	—	48.1
Total external sales	127.2	67.4	—	194.6

Impairment, restructuring and other disposal charges (1)	—	—	(18.5)	(18.5)
Operating loss	(7.9)	(8.6)	(24.6)	(41.1)
Other income (expense), net	—	—	(0.5)	(0.5)
Loss from continuing operations before income taxes	(7.9)	(8.6)	(25.1)	(41.6)
Assets	259.7	208.5	832.4	1,300.6

(1)          These impairment, restructuring and other disposal charges were not allocated to a specific segment.  See Note 9 for a discussion of these charges.

Note 9 - Impairment, Restructuring and Other Disposal Charges:

During the three months ended January 31, 2004 and 2003, we continued our plan to improve operating performance by restructuring and streamlining our operations.  As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, and other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures or shutdowns. The impairment, restructuring and other disposal charges resulting from our actions, by category of expenditures, are as follows for the three months ended January 31, 2004 and 2003, respectively (in millions):

Three Months Ended January 31, 2004	Impairment Charges	Restructuring Charges	Total
Employee severance costs	$—	$3.3	$3.3
Facility consolidation and lease termination	—	3.6	3.6
Total	$—	$6.9	$6.9

Three Months Ended January 31, 2003	Impairment Charges	Restructuring Charges	Total
Employee severance costs	$—	$11.7	$11.7
Fixed asset write-downs	10.3	—	10.3
Facility consolidation and lease termination	—	(3.5)	(3.5)
Total	$10.3	$8.2	$18.5

Impairment Charges: As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our property and equipment assets for impairment. For the three months ended January 31, 2003, we recognized $10.3 million of impairment charges in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Restructuring Charges:  Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  During the three months ended January 31, 2004 and 2003, approximately 65 and 670 employees, respectively, were impacted by reductions in force.

Facility consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities.  The charge was a negative number during the three months ended January 31, 2003, because we negotiated a favorable lease termination settlement with a landlord of a leased facility.  As a result, we reversed $4.2 million of the restructuring accrual we had established in fiscal 2002 for this lease termination.

Effect of Restructuring Charges on Future Cash Flows: The following table provides detail on the activity and our remaining restructuring accrual balance by category as of January 31, 2004 (in millions):

Type of Charge	Accrual October 31, 2003	Net Additions	Cash Charges	Accrual January 31, 2004

Employee severance costs	$5.3	$3.3	$3.3	$5.3
Facilities consolidation	24.0	3.6	7.3	20.3
Other	—	—	—	—
Total	$29.3	$6.9	$10.6	$25.6

We expect that substantially all of the remaining $5.3 million accrual relating to employee severance costs as of January 31, 2004, will be paid from unrestricted cash by the end of the first quarter of fiscal 2005. Of the $20.3 million to be paid for the consolidation of facilities, we expect that approximately $5.0 million will be paid from unrestricted cash through January 31, 2005, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods.  These restructuring charges may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $20.5 million of assets held for sale (of which $5.4 million relates to our Broadband Infrastructure and Access segment and $15.1 million was not allocated to either of our segments). We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of our operations.  We expect to sell or dispose of these assets before January 31, 2005.  During the three months ended January 31, 2004, we sold two properties, previously classified as held for sale, for proceeds of $5.2 million and a gain of $0.2 million.

Note 10 - Long-Term Debt:

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933.  The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below.  In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008.  In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013.  The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each semi-annual interest payment date (i.e. which are June 15 and December 15 of each year beginning on December 15, 2003 for both the fixed and variable rate notes). The interest rate on the variable note is 1.605% for the period ending June 15, 2004. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes anytime prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes.  These call options become exercisable upon conversion of the notes.  Under the call options we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes (i.e. 99.7 million shares).  We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share.  The total cost of the call options was $137.3 million, which was recognized in shareowners’ investment.  The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options.  The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share.  The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share.  The sale of the warrants produced gross proceeds of $102.8 million which was recognized in shareowners’ investment.  The call options and the warrants are subject to early expiration upon conversion of the notes.  The net effect of the call options and the warrants is either to reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

Note 11 – Employee Benefit Plans:

In fiscal 2003, we adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation”.  However, we did not adopt the transition provisions of SFAS No. 148.  As a result of adopting the disclosure provisions of SFAS No. 148, we are required to disclose the method we use to account for stock-based compensation on a quarterly basis.  Stock compensation is awarded to certain key employees in the form of stock options and restricted stock and beginning on March 2, 2004 in the form of restricted stock units.  We account for our stock compensation in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. All stock options are issued at fair market value on the date of grant.  Accordingly, we did not recognize stock compensation expense for stock options granted during the periods presented.  SFAS No. 148 also requires disclosure of how stock compensation expense would be computed under SFAS No. 123, “Accounting for Stock Based Compensation,” using the fair value method.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends, and the risk-free interest rate over the expected life of the option.  The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	Three months Ended January 31,
	2004	2003
Net Loss
As reported	$(2.4)	$(41.5)
Add: Stock-based employee compensation expense included in reported loss	0.6	2.1
Deduct: Stock compensation expense – fair value based method	(7.0)	(14.7)
Pro Forma Net Loss	$(8.8)	(54.1)

Loss Per Share – Basic and Diluted
As reported	$0.00	$(0.05)
Pro forma	$(0.01)	(0.07)

During the third quarter of fiscal 2003, we offered to eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options.  The new options, which were granted on December 29, 2003, have an exercise price of $2.83 per share, which was equal to the average of the high and low trading price of our common stock on the grant date.  These options will vest over a two-year period from the grant date.  For purposes of the above tabular disclosure of operating results under the fair value method of accounting stock options, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options will be amortized over a 30 month period, which consists of the 24 month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

We have issued restricted stock as part of employee incentive programs as well as in conjunction with our fiscal year 2000 purchase of Broadband Access Systems, Inc.  The fair market value of the restricted stock is amortized over the projected remaining vesting period.

Note 12 -Contingencies:

On March 5, 2003 we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer, as defendants.  During the period the lawsuit covers Mr. Switz held the position of Executive Vice President and Chief Financial Officer.  Since this lawsuit was served we have been named as a defendant in 11 other substantially similar lawsuits.  These shareowner lawsuits have been consolidated into a single lawsuit, that is now captioned In Re ADC Telecommunications, Inc. Securities Litigation.  This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001.  The complaint alleges that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period.  On November 24, 2003 we filed a motion to dismiss this lawsuit.  This motion is pending before the court.  We believe that this lawsuit is without merit and intend to defend this action vigorously.  However, because litigation by its nature is uncertain, we cannot predict the ultimate outcome of this matter with certainty and an unfavorable resolution of this matter could materially adversely affect our business, results of operations or financial condition.

On May 19, 2003 we were served with a lawsuit brought by Lorraine Osborne that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC and several of our current and former officers, employees and directors as defendants.  After this lawsuit was served, we were served with two substantially similar lawsuits.  All three of these lawsuits were then consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. ERISA Litigation.  This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who elected our common stock as one of the investment alternatives under the plan from February 2000 to present.  The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.  On February 2, 2004 we filed a motion to dismiss this lawsuit.  This motion is pending before the court.  We believe that this lawsuit is without merit and intend to defend this action vigorously.  However, because litigation by its nature is uncertain, we cannot predict the ultimate outcome of this matter with certainty and an unfavorable resolution of this matter could materially adversely affect our business, results of operations or financial condition.

On January 22, 2004 we were served with a lawsuit brought by Theodore Pardo that was filed in the United States District Court for the District of Minnesota.  The complaint is structured as a shareholder derivative case and includes our company as a plaintiff and as a nominal defendant and names several of our current and former officers and directors as defendants.  This lawsuit was brought by the plaintiff who seeks to represent the interests of ADC and its shareholders.  The complaint alleges that the defendants breached their fiduciary duties to us and our shareholders by failing to maintain proper accounting controls and by making allegedly false and misleading statements about our financial performance and business prospects that resulted in violations of the securities laws.  We expect that a motion to dismiss this lawsuit will be filed during the second quarter of fiscal 2004.  We cannot at this time predict the ultimate outcome of this matter and an unfavorable resolution of this matter could materially adversely affect our business, results of operations or financial condition.

We believe that the three lawsuits described above are without merit and intend to defend these actions vigorously.  However, litigation is by its nature uncertain and unfavorable resolutions of these lawsuits could materially adversely affect our business, results of operations or financial condition.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability that could result from an adverse result in many of those lawsuits, proceedings or claims cannot be determined at this time.  As of January 31, 2004, we had recorded $8.9 million in loss reserves in the event of such adverse outcomes in these other matters. However, because litigation by its nature is uncertain, we cannot predict the ultimate outcome of these matters with certainty and unfavorable resolution of these matters could materially adversely affect our business, results of operations or financial condition.

Note 15 - Subsequent Events:

On March 2, 2004, our shareowners approved proposals to amend our Global Stock Incentive Plan and to amend our Articles of Incorporation to increase our authorized shares of common stock by 1.2 billion shares.

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

Our customers include local and long-distance telephone companies, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, businesses, system integrators and communications equipment manufacturers and distributors.  We offer broadband connectivity components and systems, broadband access and network equipment, software and systems integration services to our customers through the following two segments of product and service offerings:

•                                          Broadband Infrastructure and Access; and

•                                          Integrated Solutions.

Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, cable and wireless communications network applications; Digital Subscriber Line (DSL) offerings for the telecommunications industry; and Internet Protocol (IP)-based offerings for the cable industry.  These products consist of:

•                                          connectivity systems and components that provide the infrastructure to wireline, cable and wireless service providers to connect Internet, data, video and voice services to the network over copper, coaxial and fiber-optic cables; and

•                                          access systems used by wireline, cable and wireless service providers to deliver high-speed Internet, data and voice services to consumers and businesses in the last mile/kilometer of communications networks.

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

Marketplace Conditions

Our operating results during the three months ended January 31, 2004 continued to stabilize, a trend that began in fiscal 2003.  However, spending on communications equipment and services remains at significantly lower levels compared to pre-2001 levels, and we cannot predict with certainty whether stability in revenue levels will continue or when growth may occur in the future.  The reasons for this lower level of spending have been well documented in the past and include general economic conditions that have resulted in lower end-user demand for communications services, excess capacity within communications networks, the absence of communications network buildouts by new competitive entrants in the service provider market and a related decline in competitive spending by incumbent service providers.  We continue to see deferred capital spending by some of our customers as well as reduced equipment purchases.  For example, a significant customer significantly reduced capital spending for the time being, a factor that has most notably impacted the results of our systems integration business in our first quarter.  In addition, we have experienced and expect to continue to experience increased pricing pressures from many of our customers.

We continue to be dependent on telecommunications service providers for a majority of our revenues, with the four major U.S. incumbent local exchange carriers (Verizon, SBC, Bellsouth and Qwest) acounting for approximately 26.9% and 24.9% of our revenues during the three months ended January 31, 2004 and 2003, respectively.  In addition, our top ten customers accounted for approximately 44.6% and 49.9% of our revenues for the three months ended January 31, 2004 and 2003, respectively.

We believe the downturn in the communications service industry will cause consolidation among our customers and our competitors in order for them to increase market share, diversify product portfolios and/or achieve greater economies of scale.  We expect this activity to have an impact on our results of operations.   There can be no assurance that we will be a supplier to the surviving company in a merger of service providers.  As an example, the acquisition of AT&T Broadband by Comcast Corporation resulted in our loss of a significant amount of business for our IP cable products in fiscal 2003 when Comcast did not approve us as a significant vendor for the future.  In addition to consolidation among our customers, we expect several forms of structural correction in the communications equipment industry.  Over the next twelve months, we expect some competitors to drop out of the marketplace due to bankruptcy or liquidation. We also believe that companies in the communications equipment industry will seek to form more strategic alliances or consolidate to diversify product portfolios or obtain greater economies of scale.  Finally, we expect continuing product line rationalization as companies divest unprofitable product lines in an effort to focus on profitable business operations.

We plan to acquire additional product lines or businesses that are complimentary to our communications infrastructure business.  We intend to pursue acquisition opportunities that will enable us to expand our core business of supplying communications infrastructure products and services to communications service providers, as well as opportunities that will bolster our position as a supplier to private, or enterprise, network customers.  We expect to fund these potential acquisitions with all or a portion of the net proceeds of our $400 million convertible note offering that was completed in June 2003, with the issuance of shares of common or preferred stock or through some combination of cash or stock.  We also may divest non-strategic product lines as we focus on growing our business profitably.  For instance, in the first quarter of 2004 we signed a definitive purchase agreement to divest our BroadAccess40 business, and that transaction closed in February 2004.  This business accounted for approximately 3% of our net sales in fiscal 2003 and the first quarter of fiscal 2004.

When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan through which we took steps to reduce operating expenses and capital spending. As it became evident in 2002 and 2003 that our industry was experiencing a more pronounced and prolonged economic downturn, we took additional cost restructuring measures to realize further cost savings.  These cost cutting measures have been well documented in our previous filings.  We will continue to look for ways to conduct our operations more efficiently and to reduce costs without compromising our ability to operate effectively.  Despite the significant cost reductions we have made over the past 3 years, we may be unable to meet expected revenue levels in any particular quarter, in which case our operating results could be materially adversely affected if we are unable to further reduce our expenses in time to counteract such a decline in revenues.

On February 20, 2003, the Federal Communications Commission (FCC) adopted rules under the U.S. Telecommunications Act of 1996 concerning the obligation of the established telecommunication service providers to share their networks with competitors, a practice known as “unbundling.” The FCC essentially retained the existing unbundling obligations of the carriers (known as UNE-P) with respect to their historic copper-based network infrastructure, and ruled not to require the unbundling of certain network elements in their next generation hybrid and fiber networks. In August 2003, the FCC issued its final rules on unbundling obligations, and it is too early to predict what effect these rules will have on capital spending by our customers.  Portions of these rules have already been subjected to legal challenges by various constituents within the telecommunications industry, and additional legal challenges and appeals are likely. Overall, we do not anticipate that this aspect of the decision will result in increased capital spending by the incumbent carriers or insurgent competitors in the near term.

Prior to the downturn in our business beginning in fiscal 2001, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end initiatives) and weaker demand for our products during our first fiscal quarter ending January 31 (primarily as a result of the number of holidays in that quarter, the development of annual capital budgets during that period and a general industry slowdown during that period).  There can be no assurance that these historical trends will return.  A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in our Form 10-K for the year ended October 31, 2003 in Item 1 of such report under the caption “Risk Factors”.

Results of Operations

The following table contains information regarding the percentage to net sales of certain income and expense items for the three months ended January 31, 2004 and 2003:

	Percentage of Net Sales
	Three Months Ended January 31,
	2004	2003

Net Sales:
Product	73.5%	75.3%
Service	26.5	24.7
Total Net Sales	100.0	100.0
Cost of Sales:
Product	(38.2)	(42.7)
Service	(22.5)	(21.8)
Total Cost of Sales	(60.7)	(64.5)
Gross Profit	39.3	35.5
Expenses:
Research and development	(12.9)	(15.6)
Selling and administration	(25.0)	(31.5)
Impairment charges	—	(5.3)
Restructuring charges	(4.1)	(4.2)
Total Expenses	(42.0)	(56.6)
Operating Income / (Loss)	(2.6)	(21.1)
Other Income (Expense), Net	4.6	(0.3)
Income (Loss) From Continuing Operations	2.0	(21.4)
Net Loss	(1.4)	(21.4)

Net Sales

The following table sets forth our net sales for the three months ended January 31, 2004 and 2003, respectively, for each of our segments described above (in millions):

	Three Months Ended January 31,
	2004		2003
	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$106.0	62.9%	$127.2	65.4%
Integrated Solutions:
Product	17.9	28.6	19.3	28.6
Service	44.6	71.4	48.1	71.4
Total Integrated Solutions	62.5	37.1	67.4	34.6
Total	$168.5	100%	$194.6	100.0%

Net sales were $168.5 million for the three months ended January 31, 2004, respectively, reflecting a 13.4 % decrease over the three-month period ending January 31, 2003.  International sales comprised 34.4 % and 38.6% of our net sales for the three months ended January 31, 2004 and 2003, respectively.

During the three months ended January 31, 2004, net sales of Broadband Infrastructure and Access products declined by 16.7% over the comparable 2003 period.  Net sales of our IP cable and wireline products decreased by approximately 73% and 24% respectively over the comparable 2003 period.  The decrease in IP cable product sales was primarily due to recognition of revenue in the first quarter of fiscal 2003 that had been previously deferred on a significant international sale and was not repeated in the first quarter of 2004.  The decrease in wireline product sales was caused primarily by decreased volumes and pricing concessions made to key customers.  Our wireline product line continues to face strong competition that has eroded market share positions for these products.  We are taking actions designed to defend our market share position and recently executed a new sales contract for our wireline products with a significant existing customer.  During the first quarter of fiscal 2004, these decreases in net sales were partially offset by increases of 5% and 108% for our connectivity and wireless products, respectively, over the comparable 2003 period.  The increase in connectivity sales was attributable primarily to increased spending by our customers in the core central office space.  The increase in wireless sales was a result of an increased acceptance of our products across a growing customer base.

During the three months ended January 31, 2004, net sales of our Integrated Solutions products declined by 7.3% compared to the comparable 2003 period.  Sales increased year-over-year for our systems integration services by about 1%, but were more than offset by a year-over-year 17% decrease in software sales primarily because customers continued to extend sales cycles.  In addition, a significant customer significantly reduced spending during the first quarter of 2004, a factor that negatively impacted sales of our systems integration services in the first quarter by about 15% from the fiscal 2003 fourth quarter.  This development is expected to continue to negatively impact revenues for systems integration services in the second quarter of fiscal 2004 and possibly further into the future.  We anticipate that future revenue in our Integrated Solutions segment also will be more variable primarily because we intend to focus our software sales efforts on major accounts, which typically have longer sales cycles.

The decrease in international sales as a percentage of net sales was due to two large contracts with European customers entered into in fiscal 2003.

Gross Profit

During the three months ended January 31, 2004 and 2003, the gross profit percentages were 39.3 % and 35.5%, respectively.  The increase in gross profit percentage was primarily due to a more favorable sales mix toward higher margin connectivity products, our decision not to bid on low margin systems integration projects and a reduction in our fixed cost of sales as a result of our restructuring activities.

In addition to a more favorable sales mix, we benefited from production efficiencies and reduced production costs resulting from more favorable supplier pricing and the outsourcing of portions of our manufacturing operations.  We anticipate that our future gross profit percentage will vary based on many factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectibility of large-scale sales transactions and manufacturing volume.

Operating Expenses

Total operating expenses for the three months ended January 31, 2004 and 2003, were $70.7 million and $110.2 million, respectively, representing 42.0% and 56.6% of net sales, respectively. Included in these operating expenses were restructuring charges of $6.9 million and $8.2 million and impairment charges of $0.0 million and $10.3 million for the three months ended January 31, 2004 and 2003, respectively.  The decrease in our operating expenses in absolute dollars and as a percentage of revenue was primarily due to a reduction in the amount of our restructuring and impairment charges, the ongoing cost savings from our restructuring efforts, bad debt recoveries and the divestiture of certain business units and product lines during the earlier period.

Research and development expenses were $21.7 million and $30.3 million for the three months ended January 31, 2004 and 2003, respectively.   This represents a decrease of 28.4%.   This decrease was largely due to the divestiture or discontinuance of certain product lines.  We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our operating segments.

Selling and administration expenses were $42.1 million and $61.4 million for the three months ended January 31, 2004 and 2003, respectively.  This decrease of 31.4% reflects the effects of workforce reductions of 927 employees resulting from our continued restructuring efforts.  In addition, the decrease is attributable to approximately $4.5 million of bad debt recoveries achieved primarily through the sale of customer account receivables with the remaining amount primarily resulting from lower costs due to the divestiture or discontinuance of certain product lines.

Impairment charges were $0.0 million and $10.3 million for the three months ended January 31, 2004 and 2003, respectively.  For the three months ended January 31, 2003, the impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that resulted from our decision to streamline and reduce the size of our operations.  The fair market value of the disposed equipment was determined using external sources, primarily proceeds received from previous equipment sales.

Restructuring charges for the three months ended January 31, 2004 and 2003, were $6.9 million and $8.2 million, respectively.  For the three months ended January 31, 2004, restructuring charges consist of $3.3 million of severance costs and $3.6 million for facility consolidation and lease termination costs.  Restructuring charges consist of $11.7 million for employee severance costs and $(3.5) for facility consolidation and lease termination costs for the three months ended January 31, 2003.  Approximately 65 employees and 670 employees were impacted by reductions in force for the three months ended January 31, 2004 and 2003, respectively.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments.

Other Income (Expense), Net

The following table provides a breakdown of other income and expenses for the three months ended January 31, 2004 and 2003 (in millions):

	Three months ended January 31,
	2004	2003
Interest income	$0.8	$1.2
Gain (Loss) on sale of product lines	3.3	(2.8)
Gain on sale of investments	4.4	1.1
Impairment of investments	—	(2.2)
Gain (loss) on sale of fixed assets	0.4	0.5
Other	(1.1)	1.7
Total Other Income (Expense)	$7.8	$(0.5)

Income Taxes

As a result of our cumulative losses over the past two fiscal years and the full utilization of our loss carryback potential, we are not recognizing income tax expense or benefit on our pretax income or losses until we can sustain a level of profitability that demonstrates our ability to utilize our deferred tax assets. Therefore, the effective income tax rate for the three months ended January 31, 2004 and 2003, is zero.

Discontinued Operations

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  In accordance with SFAS 144, the financial results of this business is reported separately as discontinued operations for all periods presented.  This transaction closed on February 24, 2004.  For a general description of the terms of the transaction refer to Note 2 to the financial statements included in this Form 10-Q.

The financial results of BroadAccess40 included in discontinued operations were as follows (in millions):

	Three months ended January 31,
	2004	2003
Revenue	$5.0	$5.3
Net (Loss) Income from discontinued operations	(2.2)	0.1
Loss from divestiture of discontinued operations	(3.6)	—
(Loss) Income from discontinued operations	(5.8)	0.1

Net Loss

Net loss was $2.4 million (or $0.00 per diluted share) for the three months ended January 31, 2004, respectively, compared to net loss of $41.5 million (or $0.05 per diluted share) for the three months ended January 31, 2003, respectively.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three ended January 31, 2004.  See our most recent Annual Report filed on Form 10-K for fiscal 2003 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, consisting primarily of short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, had a balance of $749.6 million at January 31, 2004.  This amount was an increase of $4.9 million from cash and cash equivalents at October 31, 2003.

As of January 31, 2004, we had restricted cash of $16.0 million.  Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, primarily cash collateral for letters of credit and lease obligations.  As a result, restricted cash is not available to us for working capital.  The restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit arrangements were issued.  We are entitled to the interest earnings on our restricted cash balances.

Cash used in operating activities was $6.2 million for the three months ended January 31, 2004.  This use of cash was primarily due to a loss of $2.4 million, and negative changes in operating assets and liabilities of $7.6 million which were partially offset by $3.8 million of non-cash items included in net income.  The changes in other operating liabilities included net cash payments of $3.7 million for restructuring liabilities and payment of fiscal 2003 incentive bonuses of $6.0 million to employees of two product groups which met their targets under our management and employee incentive plans.  These decreases were partially offset by improved accounts receivable collections, which in total were $9.8 million.  Overall, working capital (current assets less current liabilities) increased by $27.8 million during the three months ended January 31, 2004 primarily due to the payment of liabilities.  Working capital will increase or decrease, in general, with quarterly sales levels and the timing of revenue and billings during the quarter.

Cash provided by investing activities of $11.9 million was primarily due to the net sale of investments of  $4.4 million, proceeds of sales of assets held for sale of $5.6 million and proceeds of $5.0 million from the sale of a non-operating subsidiary that had substantial tax losses.  These cash inflows were offset by $2.9 million of capital expenditures.

Cash provided by financing activities of $1.0 million was due to the issuance of common stock of $1.8 million related to employee benefit plans.  This increase was partially offset by the repayment of debt of $0.8 million.

During the three months ended January 31, 2003, cash increased $87.4 million compared to October 31, 2002.  Our primary sources of cash for the three months ended January 31, 2003, were:  a $103.4 million income tax refund; $15.3 million in proceeds from the sale of two facilities; $26.6 million from more effective working capital management such as account receivable collections; lower inventory requirements and lower prepaid assets; and other net cash gains from operations.  These cash inflows were partially offset by $68.8 million used to pay current liabilities and $5.7 million of net property, plant and equipment additions.

Vendor Financing

We have worked with customers and third-party financiers to find a means of funding customer equipment purchases from us.  As of January 31, 2004 and 2003, we had commitments to extend credit of approximately $21.5 million and $58.6 million, respectively, under such arrangements. The total amount drawn and outstanding under the commitments was approximately $18.2 million and $23.9 million as of January 31, 2004 and 2003, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.   Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At January 31, 2004, we have recorded approximately $17.7 million in loss reserves in the event of non-performance under these financing arrangements.

Working Capital Outlook

We believe that our current unrestricted cash on hand is adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2004 and beyond.  We also believe that our unrestricted cash on hand will enable us to pursue strategic opportunities, including possible product line or business acquisitions.  However, if the cost of one or more acquisition opportunities exceeds our existing capital resources, additional sources of capital may be required.  We do not currently have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.  Thus, any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareholders.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, our estimates of probable liabilities relating to pending litigation, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs and the effect of regulatory changes.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation:  the magnitude and duration of the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our revenues are derived; our ability to restructure our business to achieve and maintain operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as an equipment vendor to one or more customers; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment, software and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, as approximately 25% to 40% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions, lack of investor demand; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in our Form 10-K for the period ended October 31, 2003 in Item 1 of such report under the caption “Risk Factors”.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of January 31, 2004, our outstanding deferred compensation obligation related to the 401(k) excess plan was $13.8 million, of which approximately $1.7 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $2.8 million, $6.9 million and $13.8 million, respectively, and we would incur an expense of a like amount.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 5, 2003 we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer, as defendants.  During the period the lawsuit covers Mr. Switz held the position of Executive Vice President and Chief Financial Officer.  Since this lawsuit was served we have been named as a defendant in 11 other substantially similar lawsuits.  These shareowner lawsuits have been consolidated into a single lawsuit, that is now captioned In Re ADC Telecommunications, Inc. Securities Litigation.  This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001.  The complaint alleges that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period.  On November 24, 2003 we filed a motion to dismiss this lawsuit.  This motion is pending before the court.  We believe that this lawsuit is without merit and intend to defend this action vigorously.  However, because litigation by its nature is uncertain we cannot predict the ultimate outcome of this matter with certainty and on unfavorable resolutions of this matter could materially adversely affect our business, results of operations or financial condition.

On May 19, 2003 we were served with a lawsuit brought by Lorraine Osborne that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC and several of our current and former officers, employees and directors as defendants.  After this lawsuit was served, we were served with two substantially similar lawsuits.  All three of these lawsuits were then consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. ERISA Litigation.  This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who elected our common stock as one of the investment alternatives under the plan from February 2000 to present.  The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.  On February 2, 2004 we filed a motion to dismiss this lawsuit.  This motion is pending before the court.  We believe that this lawsuit is without merit and intend to defend this action vigorously.  However, because litigation by its nature is uncertain we cannot predict the ultimate outcome of this matter with certainty and on unfavorable resolutions of this matter could materially adversely affect our business, results of operations or financial condition.

On January 22, 2004 we were served with a lawsuit brought by Theodore Pardo that was filed in the United States District Court for the District of Minnesota.  The complaint is structured as a shareholder derivative case and includes our company as a plaintiff and as a nominal defendant and names several of our current and former officers and directors as defendants.  This lawsuit was brought by the plaintiff who seeks to represent the interests of ADC and its shareholders.  The complaint alleges that the defendants breached their fiduciary duties to us and our shareholders by failing to maintain proper accounting controls and by making allegedly false and misleading statements about our financial performance and business prospects that resulted in violations of the securities laws.  We expect that a motion to dismiss this lawsuit will be filed during the second quarter of fiscal 2004.  We cannot at this time predict the ultimate outcome of this matter and an unfavorable resolution of this matter could materially adversely affect our business, results of operations financial condition.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability that could result from an adverse result in many of those lawsuits, proceedings or claims cannot be determined at this time.  As of January 31, 2004, we had recorded $8.9 million in loss reserves in the event of such adverse outcomes in these other matters.  However, because litigation by its nature is uncertain, we cannot predict the ultimate outcome of these matters with certainty and unfavorable resolution of these matters could materially adversely affect our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.                     Our annual meeting of shareowners was held on March 2, 2004.

b and c.          At the annual meeting, Robert Annunziata, John J. Boyle III, Robert E. Switz and Larry W. Wangberg were elected as directors for terms expiring at the annual meeting of our shareowners in 2007.  The following table shows the vote totals with respect to the election of these directors:

Name	Votes For	Authority Withheld
Robert Annunziata	664,288,311	64,631,835
John J. Boyle III	670,391,685	58,528,461
Robert E. Switz	671,724,768	57,195,378
Larry W. Wangberg	671,356,058	57,564,088

John A. Blanchard III, B. Kristine Johnson and Jean-Pierre Rosso continued as directors for terms expiring at the annual meeting of shareowners in 2006 and James C. Castle, Mickey P. Foret and John D. Wunsch continued as directors for terms expiring at the annual meeting of shareowners in 2005.

At the annual meeting, our shareowners also approved an amendment to our Global Stock Incentive Plan to: (a) provide us with greater flexibility to grant “full value” awards (such as restricted stock and restricted stock units) as part of our long term incentive compensation program, and (b) extend the term of the Plan for three years.  This proposal did not increase the aggregate shares authorized under the Plan.  The following table shows the vote totals with respect to the amendment to our Global Stock Incentive Plan:

Votes For	Votes Against	Abstentions
302,564,832	120,155,448	6,922,619

At the annual meeting our shareowners also approved an amendment to our Articles of Incorporation to increase the authorized shares of common stock that we may issue from 1,200,000,000 shares to 2,400,000,000 shares.  The following table shows the vote totals with respect to the amendment to our Articles of Incorporation:

Votes For	Votes Against	Abstentions
611,792,337	111,642,993	5,483,211

At the annual meeting our shareowners also ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending October 31, 2004.  The following table shows the vote totals with respect to this ratification of Ernst & Young LLP as our independent auditors:

Votes For	Votes Against	Abstentions
714,587,874	9,200,900	5,131,370

ITEM 5.  OTHER INFORMATION

Charles D. Yost’s term as a director expired at the annual meeting of shareowners on March 2, 2004, and he did not seek re-election.

Lois M. Martin was appointed as a director of our company on March 2, 2004.  Ms. Martin was appointed by the other members of our Board of Directors and is scheduled to stand for election as a director by our shareowners at our next annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

See Exhibit Index on page 21 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or are incorporated by reference herein.  Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.  We will furnish to a securityholder upon request a copy of any Exhibit at cost.

b.                                      Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the quarter ended January 31, 2004:

Date	Item Reported

December 2, 2003	Items 7, 9 and Item 12 – December 2, 2003 – news release announcing our fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.

EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 31, 2004

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

4-e	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated March 9, 2004.
4-f	Restated Bylaws of ADC Telecommunications, Inc., as amended effective July 30, 2002. (Incorporated by reference to exhibit 4-e ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002)
4-g

Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003)

4-h

Indenture dated as of June 4, 2003 between ADC Telecommunications, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

4-i

Registration Rights Agreement dated as of June 4, 2003 between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representatives of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013 (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for quarter ended July 31, 2003).

10-a	ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through March 2, 2004.
10-b	Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004.
10-c

Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to Non-Employee Directors of ADC with respect to Restricted Stock Unit awards made under the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004.

10-d	Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003.
10-e	Restricted Stock Award Agreement, dated as of December 11, 2003, between ADC Telecommunications, Inc. and Hilton M. Nicholson.
10-f	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan.
10-g	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan.
10-h	ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004.
31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)
31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)
32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002