Form 10-Q
period 2004-04-30
ADC TELECOMMUNICATIONS INC
filed 2004-06-14
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Common stock, $.20 par value:  808,901,236 shares as of June 10, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	April 30, 2004	October 31, 2003
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$730.2	$718.7
Available-for-sale securities	11.2	26.7
Accounts receivable, net	106.6	99.8
Unbilled revenue	29.4	30.6
Inventories, net	76.7	66.3
Assets of discontinued operations	—	17.4
Prepaid and other current assets	42.0	48.3

Total current assets	996.1	1,007.8

PROPERTY AND EQUIPMENT, NET	169.6	190.6
ASSETS HELD FOR SALE	17.8	25.1
RESTRICTED CASH	18.0	15.6
AVAILABLE-FOR-SALE SECURITIES	16.6	19.5
OTHER ASSETS	32.5	38.3

Total assets	$1,250.6	$1,296.9

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$51.8	$46.4
Accrued compensation and benefits	45.9	52.8
Other accrued liabilities	109.7	111.4
Restructuring accrual	32.5	29.6
Liabilities of discontinued operations	—	18.2
Notes payable	—	8.3

Total current liabilities	239.9	266.7

LONG-TERM NOTES PAYABLE	400.0	400.0
OTHER LONG-TERM LIABILITIES	2.4	2.5

Total liabilities	642.3	669.2

SHAREOWNERS’ INVESTMENT
(808.8 and 806.6 shares outstanding, respectively)	608.3	627.7

Total liabilities and shareowners’ investment	$1,250.6	$1,296.9

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
NET SALES:
Product	$137.3	$136.2	$261.2	$282.7
Service	44.9	49.8	89.5	97.9
TOTAL NET SALES	182.2	186.0	350.7	380.6

COST OF SALES:
Product	72.8	73.4	137.2	153.8
Service	37.0	40.2	74.7	85.3
TOTAL COST OF SALES	109.8	113.6	211.9	239.1

GROSS PROFIT	72.4	72.4	138.8	141.5

OPERATING EXPENSES:
Research and development	24.1	27.8	45.8	58.2
Selling and administration	51.8	58.3	94.1	119.9
Impairment charges	9.2	4.3	9.2	14.6
Restructuring charges	13.7	12.1	20.5	20.2

Total Operating Expenses	98.8	102.5	169.6	212.9

OPERATING LOSS	(26.4)	(30.1)	(30.8)	(71.4)

OTHER INCOME (EXPENSE), NET	0.8	(0.5)	8.7	(1.1)

LOSS BEFORE INCOME TAXES	(25.6)	(30.6)	(22.1)	(72.5)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—
LOSS FROM CONTINUING OPERATIONS	(25.6)	(30.6)	(22.1)	(72.5)

DISCONTINUED OPERATIONS, NET OF TAX:
(Loss) Income from discontinued operations	(2.2)	1.2	(4.4)	1.6
Gain (Loss) on divestiture of subsidiary	1.2	—	(2.5)	—
	(1.0)	1.2	(6.9)	1.6

NET LOSS	$(26.6)	$(29.4)	$(29.0)	$(70.9)

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	808.1	802.7	807.5	801.9
AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	808.1	804.5	807.5	803.7

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.03)	$(0.04)	$(0.03)	$(0.09)
Discontinued operations	$(0.00)	$0.00	$(0.01)	$0.00
Basic and diluted loss per share	$(0.03)	$(0.04)	$(0.04)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Six Months Ended April 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(29.0)	$(70.9)
Adjustments to reconcile net loss to net cash from operating activities:
Inventory and fixed asset impairments	9.0	15.9
Depreciation and amortization	21.8	33.5
Change in bad debt reserves	(3.7)	1.4
Inventory reserves	1.2	(0.8)
Non-cash stock compensation	0.7	2.1
Gain on sale of investments	(4.4)	(2.0)
Loss on sale of business and product lines	1.1	2.8
(Gain) Loss on sale of fixed assets	(0.3)	1.0
Other, net	(0.7)	2.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	(3.2)	2.6
Inventories	(11.6)	7.0
Prepaid and other assets	9.8	136.0
Accounts payable	5.6	(30.0)
Accrued liabilities	0.4	(92.4)

Total cash (used for) provided by operating activities	(3.3)	8.3

INVESTING ACTIVITIES:
Divestitures, net of cash disposed	3.7	0.5
Property and equipment additions	(6.6)	(16.1)
Proceeds from sale of building	5.6	—
Change in restricted cash	(2.4)	114.8
Sale of available-for-sale securities, net	15.3	—
Sale of long-term investments, net	3.0	4.0

Total cash provided by investing activities	18.6	103.2

FINANCING ACTIVITIES:
Repayments of debt	(8.3)	(18.4)
Common stock issued	4.6	2.8

Total cash used for financing activities	(3.7)	(15.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.1)	(0.3)

INCREASE IN CASH AND CASH EQUIVALENTS	11.5	95.6
CASH AND CASH EQUIVALENTS, beginning of period	718.7	277.7

CASH AND CASH EQUIVALENTS, end of period	$730.2	$373.3

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 - Basis of Presentation:

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the quarter ended April 30, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2003.

Recently Issued Accounting Pronouncements.  In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose equity holders lack any of the following three characteristics:  (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur.  Interpretation No. 46 is applicable for all variable interests created after January 31, 2003.  For all variable interest entities created before February 1, 2003, the provisions of this interpretation are effective in the first fiscal year or interim period beginning after December 15, 2003 (our first quarter of fiscal 2004). We are currently a party to a transaction involving a variable interest entity because of our receipt of certain contingent payment rights in connection with our divestiture of our BroadAccess40 business.  After performing an analysis, we determined we are not the primary beneficiary of the divested business.  As such, we will not consolidate the variable interest entity.

Summary of Significant Accounting Policies.  A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2003.

Note 2 - Discontinued Operations:

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of this business are reported separately as discontinued operations for all periods presented.  This transaction closed on February 24, 2004.  We treated this business as a discontinued operation in the first quarter of fiscal 2004.  At that time we estimated the loss on the sale of the business based on the value of the business’ assets and liabilities as of January 31, 2004.  Based upon the value of the business’ assets and liabilities at the close of the transaction, adjustments of $1.2 million to the previous estimated loss on the transaction are included in discontinued operations for the three months ended April 30, 2004 and reduce the year-to-date loss on sale of discontinued operations to $2.5 million.

The purchasers acquired all of the stock of our subsidiary that owns rights to BroadAccess40 and as such assumed substantially all liabilities associated with this business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction.  The purchasers issued a promissory note to us for approximately $3.8 million that is payable within two years of the closing.

The financial results of BroadAccess40 included in discontinued operations were as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenue	$0.1	$5.9	$5.1	$11.2

(Loss) Income from discontinued operations	$(2.2)	$1.2	$(4.4)	$1.6
Gain (Loss) on divestiture of subsidiary	1.2	—	(2.5)	—
(Loss) Income from discontinued operations, net of tax	$(1.0)	$1.2	$(6.9)	$1.6

Note 3 - Inventories:

Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. Inventories consisted of (in millions):

	April 30, 2004	October 31, 2003

Purchased materials and manufactured products	$106.9	$98.7
Work-in-process	3.3	2.3
Less: Inventory reserve	(33.5)	(34.7)
Total	$76.7	$66.3

Note 4 - Income Taxes:

A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in U.S. GAAP-based income statements become deductible expenses under applicable income tax laws.  The realization of a deferred tax asset therefore is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  In fiscal 2003 and for the three and six months ended April 30, 2004, we recorded a full valuation allowance against the increase in our deferred tax assets. We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record tax benefits or significant provisions for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of April 30, 2004, we had $827.2 million of deferred tax assets that have a full valuation allowance against them and, therefore, such deferred tax assets are not reflected on the Condensed Consolidated Balance Sheet.  Our deferred tax assets expire through October 31, 2024.

Note 5 - Property Plant & Equipment:

We record our property, plant and equipment, net of accumulated depreciation at the appropriate carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

	April 30, 2004	October 31, 2003

Land and buildings	$124.0	$126.7
Machinery and equipment	335.9	367.1
Furniture and fixtures	36.3	37.4
Less: accumulated depreciation	(331.5)	(343.7)
Total	164.7	187.5
Construction in progress (CIP)	4.9	3.1
Total	$169.6	$190.6

Note 6 - Comprehensive Loss:

The following table presents the calculation of comprehensive loss as required by SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive loss has no impact on our net loss but is reflected in our balance sheet through adjustments to shareowners’ investment.  The components of comprehensive loss are as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net loss	$(26.6)	$(29.4)	$(29.0)	$(70.9)
Change in cumulative translation adjustments	(0.8)	(1.8)	9.9	(5.6)
Reclassification adjustment for realized gains on securities classified as available for sale, net-of-tax	—	—	(4.1)	—
Unrealized (loss) gain from securities classified as available for sale, net-of-tax	(0.3)	0.4	(0.5)	2.6
Comprehensive loss	$(27.7)	$(30.8)	$(23.7)	$(73.9)

Note 7 – Net Loss from Continuing Operations Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share from continuing operations for the three and six months ended April 30, 2004 and 2003 (in millions, except for per share amounts).

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Numerator:
Net loss from continuing operations	$(25.6)	$(30.6)	$(22.1)	$(72.5)

Denominator:
Weighted average common shares outstanding	808.1	802.7	807.5	801.9
Employee options and other	—	—	—	—
Weighted average common shares outstanding	808.1	802.7	807.5	801.9

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.04)	$(0.03)	$(0.09)

Excluded from the dilutive securities described above are employee stock options to acquire 44.1 million and 92.9 million shares for the three months ended April 30, 2004 and 2003, respectively, and 44.2 million and 95.4 million for the six months ended April 30, 2004 and 2003, respectively.  These exclusions were made because either the exercise prices of some these options were greater than the average market price of the common stock or our net loss per share for the respective periods would be lowered were these options included in the dilutive securities.

Warrants to acquire 99.7 million shares that were issued in connection with our convertible notes were excluded from the dilutive securities described above for the three and six months ended April 30, 2004, because the exercise price of these warrants was greater than the average market price of the common stock.  See Note 10 for a discussion of the warrants.

Because of their anti-dilutive effect, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended April 30, 2004.  Upon achieving positive net income in a reporting period, our convertible notes will require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes.  Under this method, we will add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 99.7 million shares reserved for issuance upon conversion of the notes.  If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes.  If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.  See Note 10 for a discussion of our convertible notes.

Note 8 - Segment Reporting:

The “management approach” required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires us to disclose selected financial data by product groups.  We have four principal product groups, which we aggregate into two reportable segments – Broadband Infrastructure and Access and Integrated Solutions.  Each of the product groups included in the Broadband Infrastructure and Access and Integrated Solutions reporting segments has similar economic characteristics, manufacturing processes, customers, distribution, and regulatory environments.  Net sales by product group are as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Infrastructure Products	$79.8	$71.9	$148.1	$136.9
Access Products	45.1	47.5	86.0	112.6
Eliminations	(4.0)	(5.5)	(7.2)	(8.5)
Broadband Infrastructure and Access	120.9	113.9	226.9	241.0
Systems Integration Services	38.1	40.7	75.3	77.7
Software Solutions	23.2	31.4	48.5	61.9
Integrated Solutions	61.3	72.1	123.8	139.6

Detail for each of our two reporting segments is summarized as follows (in millions):

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Three Months Ended April 30, 2004
External sales:
Product	$120.9	$16.4	$—	$137.3
Service	—	44.9	—	44.9
Total external sales	120.9	61.3	—	182.2

Impairment, restructuring and other disposal charges (1)	(6.8)	(3.6)	(12.5)	(22.9)
Operating loss	(0.3)	(12.5)	(13.6)	(26.4)
Other income (expense), net	0.7	—	0.1	0.8
Income (loss) from continuing operations before income taxes	0.4	(12.5)	(13.5)	(25.6)
Assets	193.5	160.8	896.3	1,250.6

Three Months Ended April 30, 2003
External sales:
Product	$113.9	$22.3	$—	$136.2
Service	—	49.8	—	49.8
Total external sales	113.9	72.1	—	186.0

Impairment, restructuring and other disposal charges (1)	(2.3)	(5.2)	(10.2)	(17.7)
Operating loss	(9.8)	(5.8)	(14.5)	(30.1)
Other income (expense), net	1.1	(3.1)	1.5	(0.5)
Loss from continuing operations before income taxes	(8.7)	(8.9)	(13.0)	(30.6)
Assets	285.8	268.6	397.4	951.8

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Six Months Ended April 30, 2004
External sales:
Product	$226.9	$34.3	$—	$261.2
Service	—	89.5	—	89.5
Total external sales	226.9	123.8	—	350.7

Impairment, restructuring and other disposal charges (1)	(6.7)	(9.1)	(13.9)	(29.7)
Operating income (loss)	4.1	(21.4)	(13.5)	(30.8)
Other income (expense), net	0.7	0.5	7.5	8.7
Income (loss) from continuing operations before income taxes	4.7	(20.9)	(5.9)	(22.1)
Assets	193.5	160.8	896.3	1,250.6

Six Months Ended April 30, 2003
External sales:
Product	$241.0	$41.7	$—	$282.7
Service	—	97.9	—	97.9
Total external sales	241.0	139.6	—	380.6

Impairment, restructuring and other disposal charges (1)	(2.4)	(10.4)	(23.4)	(36.2)
Operating loss	(18.5)	(19.7)	(33.2)	(71.4)
Other income (expense), net	4.0	(0.9)	(4.2)	(1.1)
Loss from continuing operations before income taxes	(14.5)	(20.6)	(37.4)	(72.5)
Assets	285.8	268.6	397.4	951.8

(1)   See Note 9 for a discussion of these charges.

Note 9 - Impairment, Restructuring and Other Disposal Charges:

During the three and six months ended April 30, 2004 and 2003, we continued our plan to improve operating performance by restructuring and streamlining our operations.  As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, and other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures. The impairment, restructuring and other disposal charges resulting from our actions, by category of expenditures, are as follows for the three and six months ended April 30, 2004 and 2003, respectively (in millions):

Three Months Ended April 30, 2004	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$1.9	$—	$1.9
Facility consolidation and lease termination	—	11.8	—	11.8
Fixed asset write-downs	9.2	—	—	9.2
Total	$9.2	$13.7	$—	$22.9

Three Months Ended April 30, 2003	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$9.8	$—	$9.8
Facility consolidation and lease termination	—	2.1	—	2.1
Fixed asset write-downs	4.3	—	—	4.3
Inventory write-offs	—	—	1.3	1.3
Other	—	0.2	—	0.2
Total	$4.3	$12.1	$1.3	$17.7

Six Months Ended April 30, 2004	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$5.2	$—	$5.2
Facility consolidation and lease termination	—	15.3	—	15.3
Fixed asset write-downs	9.2	—	—	9.2
Total	$9.2	$20.5	$—	$29.7

Six Months Ended April 30, 2003	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$21.5	$—	$21.5
Facility consolidation and lease termination	—	(1.4)	—	(1.4)
Fixed asset write-downs	14.6	—	—	14.6
Inventory write-offs	—	—	1.4	1.4
Other	—	0.1	—	0.1
Total	$14.6	$20.2	$1.4	$36.2

Impairment Charges: We incurred impairment charges of $9.2 million for both the three and six months ended April 30, 2004, compared with $4.3 million and $14.6 million for the three and six months ended April 30, 2003, respectively.  The impairment charges incurred during the second quarter of fiscal 2004 related to our Cuda™ cable modem termination system business and a manufacturing facility included in assets held for sale.

Restructuring Charges:  Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  During the three and six months ended April 30, 2004, approximately 55 and 120 employees, respectively, were impacted by reductions in force, principally in our software business and corporate functions.  During the three and six months ended April 30, 2003, approximately 350 and 1,020 employees, respectively, were impacted by reductions in force.

Facility consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities.  For the three months ended April 30, 2004, we incurred charges of $11.8 million primarily due to continued softening of real estate markets, resulting in lower sublease income.  During the six months ended April 30, 2003, the charge was a negative number due to our favorable negotiation of a lease termination settlement with the landlord of a leased facility.  As a result, we reversed $4.2 million of the restructuring accrual we had established in fiscal 2002 for this lease termination.

Other Disposal Charges:  Inventory write-offs represent losses incurred to write down the carrying value of inventory for product lines that have been discontinued.  Revenues and gross margins from these product lines are not material to our consolidated results of operations.

Effect of Restructuring Charges on Future Cash Flows: The following table provides detail on the activity and our remaining restructuring accrual balance by category as of April 30, 2004 (in millions):

Type of Charge	Accrual October 31, 2003	Net Additions	Cash Charges	Accrual April 30, 2004

Employee severance costs	$5.3	$5.3	$5.7	$4.9
Facilities consolidation	24.3	24.4	21.1	27.6
Total	$29.6	$29.7	$26.8	$32.5

We expect that substantially all of the remaining $4.9 million accrual relating to employee severance costs as of April 30, 2004, will be paid from unrestricted cash by the end of the second quarter of fiscal 2005. Of the $27.6 million to be paid for the consolidation of facilities, we expect that approximately $5.0 million will be paid from unrestricted cash through April 30, 2005, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods.  These restructuring charges may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $17.8 million of assets held for sale that were not allocated to either of our segments. We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of our operations.  We expect to sell or dispose of these assets before April 30, 2005.  During the three months ended April 30, 2004, we reclassified $5.3 million relating to a facility in Glenrothes, Scotland to property and equipment held for use as we now may lease such facility as opposed to selling it.  We sold two properties, previously classified as held for sale, during the six months ended April 30, 2004, for proceeds of $5.2 million and a gain of $0.2 million.

Note 10 - Long-Term Debt:

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below.  In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008.  In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013.  The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each semi-annual interest payment date (i.e. which are June 15 and December 15 of each year beginning on December 15, 2003 for both the fixed and variable rate notes). The interest rate on the variable notes is 1.605% for the period ending June 15, 2004. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes anytime prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five- and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes.  These call options become exercisable upon conversion of the notes.  Under the call options we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable notes (i.e. 99.7 million shares).  We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share.  The total cost of the call options was $137.3 million, which was recognized in shareowners’ investment.  The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options.  The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share.  The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share.  The sale of the warrants produced gross proceeds of $102.8 million, which was recognized in shareowners’ investment.  The call options and the warrants are subject to early expiration upon conversion of the notes.  The net effect of the call options and the warrants is either to reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

Note 11 – Stock-Based Compensation:

In fiscal 2003, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation.”  However, we did not adopt the transition provisions of SFAS No. 148.  As a result of adopting the disclosure provisions of SFAS No. 148, we are required to disclose the method we use to account for stock-based compensation on a quarterly basis.  Stock compensation is awarded to certain key employees in the form of stock options and restricted stock and beginning on March 2, 2004, in the form of restricted stock units.  We account for our stock compensation in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. All stock options are issued at fair market value on the date of grant.  Accordingly, we did not recognize stock compensation expense for stock options granted during the periods presented.  SFAS No. 148 also requires disclosure of how stock compensation expense would be computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” using the fair value method.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends, and the risk-free interest rate over the expected life of the option.  The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net Loss
As reported	$(26.6)	$(29.4)	$(29.0)	$(70.9)
Plus: Stock-based employee compensation expense included in reported loss	0.1	—	0.7	2.1
Less: Stock compensation expense – fair value based method	(5.4)	(13.2)	(12.1)	(27.6)
Pro Forma Net Loss	$(31.9)	$(42.6)	$(40.4)	$(96.4)

Loss Per Share – Basic and Diluted
As reported	$(0.03)	$(0.04)	$(0.04)	$(0.09)
Pro forma	$(0.04)	$(0.05)	$(0.05)	$(0.12)

During the third quarter of fiscal 2003, we offered to eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options.  The new options, which were granted on December 29, 2003, have an exercise price of $2.83 per share, which is equal to the average of the high and low trading price of our common stock on the grant date.  These options will vest over a two-year period from the grant date.  For purposes of the above tabular disclosure of operating results under the fair value method of accounting stock options, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options is being amortized over a 30-month period, which consists of the 24 month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

We have issued restricted stock as part of employee incentive programs as well as in conjunction with our fiscal year 2000 purchase of Broadband Access Systems, Inc.  The fair market value of the restricted stock is amortized over the projected remaining vesting period.

Note 12 –Contingencies:

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota.  The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our current Chief Executive Officer and former Chief Financial Officer, as defendants.  After this lawsuit was served we were named as a defendant in 11 other substantially similar lawsuits.  These shareowner lawsuits were consolidated into a single lawsuit, that was captioned In Re ADC Telecommunications, Inc. Securities Litigation.  This lawsuit purported to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001.  The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period.  On November 24, 2003, we filed a motion to dismiss this lawsuit, and on May 17, 2004, the court granted our motion and dismissed the case with prejudice.  We do not know if the plaintiffs will appeal this decision.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC and several of our current and former officers, employees and directors as defendants.  After this lawsuit was served, we were served with two substantially similar lawsuits.  All three of these lawsuits were then consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. ERISA Litigation.  This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan from February 2000 to present.  The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.  On February 2, 2004 we filed a motion to dismiss this lawsuit.  This motion is pending before the court.

On January 22, 2004, we were served with a lawsuit brought by Theodore Pardo that was filed in the United States District Court for the District of Minnesota.  The complaint was structured as a shareholder derivative case and included our company as a plaintiff and as a nominal defendant and names several of our current and former officers and directors as defendants.  This lawsuit was brought by a plaintiff who sought to represent the interests of ADC and its shareholders.  The complaint alleged that the defendants breached their fiduciary duties to us and our shareholders by failing to maintain proper accounting controls and by making allegedly false and misleading statements about our financial performance and business prospects that resulted in violations of the securities laws.  On April 22, 2004, we filed a motion to dismiss this lawsuit.  On June 3, 2004, the plaintiff filed a voluntary notice of dismissal and dismissed the case without prejudice.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability that could result from an adverse result in many of those lawsuits, proceedings or claims cannot be determined at this time.  As of April 30, 2004, we had recorded $8.1 million in loss reserves in the event of such adverse outcomes in these matters.  Because litigation by its nature is uncertain, the establishment of reserves involves a considerable amount of judgment.  Refer to our discussion “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for a further discussion of litigation reserves.

Note 13 - Subsequent Events:

On May 18, 2004, we acquired the KRONE Group, a global supplier of copper- and fiber-based connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. The acquisition is valued at approximately $350.0 million, consisting of a cash purchase price of approximately $294.0 million and the assumption of certain defined liabilities (including, principally, KRONE’s pension plan obligations to its German workforce).

On May 24, 2004, we entered into an agreement to sell the business related to our Cuda™ cable modem termination system product line and related FastFlow® Broadband Provisioning Manager software to BigBand Networks, Inc.  In consideration for this sale, we will be issued a non-voting minority interest in BigBand.  We also will provide BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years.  The transaction is expected to close in our third quarter of fiscal 2004, and we intend to treat this business as a discontinued operation beginning in the third quarter.  The results of this business are currently reflected in our Broadband Infrastructure and Access reporting segment.

On June 3, 2004, we entered into an agreement to sell the business related to our Singl.eView® product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments.  We also agreed to provide Intec with a $6 million non-revolving credit facility with a term of 18 months.  The transaction is expected to close in our fourth quarter of fiscal 2004, subject to receipt of the approval of Intec’s shareholders and other closing conditions.  We expect to treat the business as a discontinued operation beginning in the third quarter.  The results of this business are currently reflected in our Integrated Solutions reporting segment.

The aggregate assets and liabilities of our Cuda™/FastFlow® and Singl.eView® businesses that will be treated as discontinued operations in the third quarter of fiscal 2004 were $31.0 million and $32.4 million, respectively, as of April 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business

Our primary strategic business initiative is to become a global leader in communications network infrastructure solutions and services.  This strategy focuses on products, systems and services that provide the foundation for every type of communications network over copper, fiber, coaxial and wireless media.  These products and services include fiber optic, copper and coax based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, and cable TV networks as well as network access devices including high-bit-rate digital subscriber line and wireless transport solutions. ADC also designs, equips, and builds networks through the provision of systems integration services.  This strategy focuses on our core strengths.  Since our inception in 1935, we have built a core strength around our connectivity business.  Today we provide the products that are key at the foundation of the wireline, wireless and cable networks of service provider and enterprise customs.

In the past several months, we have taken several steps that advance this strategic initiative.  We recently completed our acquisition of the KRONE Group, a global supplier of copper- and fiber-based connectivity solutions and cabling products used in public access and enterprise networks.  This acquisition positions us as a leader in network infrastructure and significantly expands our presence in the international marketplace.  Approximately 70% of our sales are in North America, while KRONE derives approximately 80% of its sales from outside of North America.  In February 2004 we completed the sale of our BroadAccess40 business. We have also recently announced transactions, which are expected to be completed over the next few months, to divest our Singl.eView® software and cable modem termination system businesses.  These divestitures will enable us to become more focused on our primary strategic goals.

Our business presently offers products, solutions and services through the following two segments of product and service offerings:

•              Broadband Infrastructure and Access; and

•              Integrated Solutions.

Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, cable and wireless communications network applications; Digital Subscriber Line (DSL) offerings for the telecommunications industry; and Internet Protocol (IP)-based offerings for the cable industry.  These products consist of:

•                                          connectivity systems and components that provide the infrastructure to wireline, cable and wireless service providers to connect Internet, data, video and voice services to the network over copper, coaxial and fiber-optic cables; and

•                                          access systems used by wireline, wireless and cable service providers to deliver high-speed Internet, data and voice services to consumers and businesses in the last mile/kilometer of communications networks.

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

Marketplace Conditions

Our operating results during the three and six months ended April 30, 2004, continued to stabilize, a trend that began in fiscal 2003.  However, spending on communications equipment and services remains at significantly lower levels compared to pre-2001 levels.  We cannot predict with certainty whether stability in revenue levels will continue or if and when revenue growth will occur in the future.  Although there have been increases in spending by some of our customers in selected areas (including spending on fiber-to-the-premises initiatives by several customers and a general increase in wireless spending), we continue to see deferred capital spending by many of our customers.  For example, a significant customer of our systems integration business has decreased capital spending at the present time, which has negatively impacted the sales of this business in the first six months of this fiscal year.  In addition, we have experienced and expect to continue to experience increased pricing pressures from many of our customers on a variety of products.

We continue to be dependent on telecommunications service providers for a majority of our revenues, with the four major U.S. incumbent local exchange carriers (Verizon, SBC, Bellsouth and Qwest) accounting for approximately 28.6% and 33.6% of our revenues during the six months ended April 30, 2004 and 2003, respectively.  In addition, our top ten customers accounted for approximately 45.5% and 56.8% of our revenues for the six months ended April 30, 2004 and 2003, respectively.  Following our recent acquisition of the KRONE Group we expect to see greater diversification among our customer base such that our top ten customers will account for a lower percentage of our revenues in the future.

The lack of growth in the communications service industry is resulting in consolidation among our customers and our competitors in order for them to increase market share, diversify product portfolios and/or achieve greater economies of scale.  We

expect this activity to have an impact on our results of operations.   There can be no assurance that we will be a supplier to the surviving company when mergers of service providers occur.  In addition to consolidation among our customers, consolidation among communications equipment vendors is occurring.  We believe that our competitors in the communications equipment industry will continue to seek more strategic alliances or consolidate to diversify product portfolios or obtain greater economies of scale.  Finally, we expect continuing product line rationalization as companies divest unprofitable product lines in an effort to focus on profitable business operations.

Our approach to the current industry condition has been to focus on our core strengths and divest non-core or unprofitable product lines.  On May 18, 2004, we completed our acquisition of the KRONE Group, a global supplier of copper- and fiber-based connectivity solutions and cabling products used in public access and enterprise networks.  The acquisition is valued at approximately $350.0 million consisting of cash paid of approximately $294.0 million and the assumption of certain defined liabilities consisting principally of the KRONE Group’s pension obligation for its German workforce.  We expect this acquisition to result in an increase in our total revenues while also providing a modest decline in our overall gross margins, as several of the KRONE Group products have lower gross margins than our historic products.

In recent months we also have divested or entered into agreements to divest non-strategic product lines as we focus on growing our business profitably.  On February 24, 2004, we completed the sale of our BroadAccess40 business.  This business comprised 1.5% of our net sales for the six months ended April 30, 2004 and 2.9% of our net sales for fiscal 2003.  On May 24, 2004, we entered into an agreement to sell the business related to our Cuda™ cable modem termination system product line and related FastFlow® Broadband Provisioning Manager to BigBand Networks, Inc., and on June 3, 2004, we entered into an agreement to sell our Singl.eView® product line to Intec Telecom Systems.  These businesses have contributed to our net losses in recent periods.  Accordingly, we expect our net income results to improve as a result of these divestitures.

We intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business. We intend to pursue acquisition opportunities that will enable us to expand our core business of supplying communications infrastructure products and services to communications service providers, as well as opportunities that will bolster our position as a supplier to private (i.e. enterprise) network customers. We expect to fund these potential acquisitions with all or a portion of the remaining net proceeds of our $400.0 million convertible note offering that was completed in June 2003, with the issuance of shares of common or preferred stock or debt or equity-linked securities or through some combination of these alternatives. We may also undertake further divestitures should we determine a business is no longer central to our strategic goals.

When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan to reduce operating expenses and capital spending. As it became evident in 2002 and 2003 that our industry was experiencing a more pronounced and prolonged economic downturn, we took additional cost restructuring measures to realize further cost savings.  Although much of our restructuring activity has been completed we continue to look for ways to conduct our operations more efficiently and to reduce costs.  Despite the significant cost reductions we have made over the past three years, we may be unable to meet expected revenue levels in any particular quarter, in which case our operating results could be materially adversely affected if we are unable to further reduce our expenses in time to counteract such a decline in revenues.

Prior to the downturn in our business beginning in fiscal 2001, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end initiatives) and weaker demand for our products during our first fiscal quarter ending January 31 (primarily as a result of the number of holidays in that quarter, our customers’ development of annual capital budgets during that period and a general industry slowdown during that period).  There can be no assurance that these historical trends will return.  A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in our Form 10-K for the year ended October 31, 2003 in Item 1 of such report under the caption “Risk Factors.”

Results of Operations

The following table contains information regarding the percentage to net sales of certain income and expense items for the three and six months ended April 30, 2004 and 2003:

	Percentage of Net Sales				Percentage Increase or (Decrease) Between Periods
	Three Months Ended April 30,		Six Months Ended April 30,		Three Months Ended April 30,	Six Months Ended April 30,
	2004	2003	2004	2003	2004	2004

Net Sales:
Product	75.4%	73.2%	74.5%	74.3%	0.8%	(7.6)%
Service	24.6	26.8	25.5	25.7	(9.8)	(8.6)
Total Net Sales	100.0	100.0	100.0	100.0	(2.0)	(7.9)
Cost of Sales:
Product	40.0	39.5	39.1	40.4	(0.8)	(10.8)
Service	20.3	21.6	21.3	22.4	(8.0)	(12.4)
Total Cost of Sales	60.3	61.1	60.4	62.8	(3.3)	(11.4)
Gross Profit	39.7	38.9	39.6	37.2	0.0	(1.9)
Expenses:
Research and development	13.2	15.0	13.1	15.3	(13.3)	(21.3)
Selling and administration	28.4	31.3	26.8	31.5	(11.2)	(21.5)
Impairment charges	5.1	2.3	2.6	3.8	114.0	(37.0)
Restructuring charges	7.5	6.5	5.8	5.3	13.2	1.5
Total Expenses	54.2	55.1	48.4	55.9	(3.6)	(20.3)
Operating Loss	(14.5)	(16.2)	(8.8)	(18.8)	(12.3)	(56.9)
Other Income (Expense), Net	0.4	(0.3)	2.5	(0.3)	260.0	890.9
Loss From Continuing Operations	(14.1)	(16.5)	(6.3)	(19.0)	(16.3)	(69.5)
Net Loss	(14.6)	(15.8)	(8.3)	(18.6)	(9.5)	(59.1)

Net Sales

The following table sets forth our net sales for the three and six months ended April 30, 2004 and 2003, respectively, for each of our segments described above (in millions):

	Three Months Ended April 30,				Six Months Ended April 30,
	2004		2003		2004		2003
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$120.9	66.4%	$113.9	61.2%	$226.9	64.7%	$241.0	63.3%
Integrated Solutions:
Product	16.4	9.0	22.3	12.0	34.3	9.8	41.7	11.0
Service	44.9	24.6	49.8	26.8	89.5	25.5	97.9	25.7
Total Integrated Solutions	61.3	33.6	72.1	38.8	123.8	35.3	139.6	36.7
Total	$182.2	100.0%	$186.0	100.0%	$350.7	100.0%	$380.6	100.0%

Net sales were $182.2 million and $350.7 million for the three and six months ended April 30, 2004, respectively, and declined by 2.0% and 7.9%, respectively, over the comparable 2003 periods. International sales comprised 34.8% and 34.6% of our net sales for the three and six months ended April 30, 2004, respectively, and 30.0% and 34.4% for the three and six months ended April 30, 2003, respectively.

During the three and six months ended April 30, 2004, net sales of Broadband Infrastructure and Access products reflected a 6.2% increase and a 5.9% decrease, respectively, over the comparable 2003 periods.  Our Broadband Infrastructure and Access segment includes infrastructure (i.e. Connectivity) and access (i.e. Wireless, Wireline and IP Cable) products.  During the second quarter of fiscal 2004, net sales of our Connectivity and Wireless products increased 11.0% and 118.2%, respectively, over the comparable 2003 period. For the six months ended April 30, 2004, net sales for Connectivity and Wireless products increased by 8.2% and 113.8%, respectively, compared to the six months ended April 30, 2003.  The increase in Connectivity sales was attributable primarily to increased spending by our customers in the core central office space.  The increase in Wireless product lines sales was a result of an increased acceptance of our products across a growing customer base as well as increased spending by one of our customers.

For the second quarter of fiscal 2004, net sales of our IP Cable and Wireline products decreased by 23.1% and 20.5%, respectively, over the comparable 2003 period.  For the six months ended April 30, 2004, net sales for IP Cable and Wireline products decreased by 59.0% and 22.6%, respectively, compared to the six months ended April 30, 2003.  The decrease in IP cable product sales was primarily due to a significant international sale that was recognized in the six months ended April 30, 2003, and was not repeated in the first six months of 2004.  IP cable sales were also negatively impacted by decreased revenues from our Homeworx product as this product nears the end of its life cycle.  The decrease in Wireline product sales was caused primarily by decreased volumes and pricing concessions with several key customers.

During the three and six months ended April 30, 2004, net sales of our Integrated Solutions products declined by 15.0% and 11.3%, respectively, compared to the comparable 2003 periods.  During the three and six months ended April 30, 2004, net sales of our Systems Integration services decreased by 6.4% and 3.1%, respectively, over the comparable 2003 periods.  For the three and sixth months ended April 30, 2004, net sales of our software products decreased by 26.1% and 21.6%, respectively, over the

comparable 2003 periods.    A significant customer of our Systems Integration business has reduced spending during fiscal 2004.  In the second quarter of 2004 sales of systems integration services to this customer decreased by 70.7% compared to the fiscal 2003 second quarter when this customer accounted for 28.6% of our Systems Integration sales.  This development is expected to continue to impact revenues negatively for this business in the third quarter of fiscal 2004 and possibly further into the future.  Systems Integration sales to the wireless market have also been lower than expected.  The decrease in software sales is primarily because customers continue to extend sales cycles and a large sale completed in the second quarter of fiscal 2003 was not repeated in the comparable 2004 period.  We also believe that marketplace rumors regarding the potential sale of our Singl.eView® business contributed to reduced sales in the three months ended April 30, 2004.

Gross Profit

During the three and six months ended April 30, 2004, the gross profit percentages were 39.7 % and 39.6%, respectively, compared to 38.9% and 37.2% for the comparable 2003 periods.  For the six months ended April 30, 2004, the increase in gross profit percentage was primarily due to a more favorable sales mix toward higher margin connectivity products, and a reduction in our fixed cost of sales as a result of our restructuring activities.

In addition to a more favorable sales mix, we benefited from production efficiencies and reduced production costs resulting from more favorable supplier pricing and the outsourcing of portions of our manufacturing operations.  We anticipate that our future gross profit percentage will vary based on a variety factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectibility of large-scale sales transactions and manufacturing volume.

Operating Expenses

Total operating expenses for the three and six months ended April 30, 2004, were $98.8 million and $169.6 million, respectively, representing 54.2% and 48.4% of net sales, respectively.  Included in these operating expenses were restructuring charges of $13.7 million and $20.5 million for the three and six months ended April 30, 2004, respectively.  There were impairment charges of $9.2 million for each of the three and six month periods ended April 30, 2004. Total operating expenses for the three and six months ended April 30, 2003, were $102.5 million and $212.9 million, respectively, representing 55.1% and 55.9% of net sales, respectively.  These operating expenses included restructuring charges of $12.1 million and $20.2 million and impairment charges of $4.3 million and $14.6 million for the three and six months ended April 30, 2003, respectively.  The decrease in operating expenses in absolute dollars and as a percentage of revenue was primarily due to the ongoing cost savings from our restructuring efforts, bad debt recoveries, the transition of certain manufacturing operations to sources outside North America, and the divestiture of certain business units and product lines during previous periods.

Research and development expenses were $24.1 million and $45.8 million for the three and six months ended April 30, 2004, respectively, compared to $27.8 million and $58.2 million for the three and six months ended April 30, 2003, respectively.   This represents a decrease of 13.3% and 21.3% during the three and six months ended April 30, 2004 over the comparable 2003 periods.   This decrease was largely due to the divestiture or discontinuance of certain business units and product lines as well as our ongoing cost containment efforts.  We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments.

Selling and administration expenses were $51.8 million and $94.1 million for the three and six months ended April 30, 2004, respectively, compared to $58.3 million and $119.9 million for the three and six months ended April 30, 2003, respectively. This represents a decrease of 11.2% and 21.5% during the three and six months ended April 30, 2004 over the comparable 2003 periods.  The decrease is attributable to the results of our prior restructuring actions and lower costs due to the divestiture or discontinuance of certain product lines.  In addition, for the six months ended April 30, 2004, $4.5 million of the reduction is attributable to bad debt recoveries made in our first quarter of 2004 primarily through the sale of customer accounts receivable.

 Impairment charges were $9.2 million for both the three and six months ended April 30, 2004, respectively, compared to $4.3 million and $14.6 million for the three and six months ended April 30, 2003, respectively. For the three and six months ended April 30, 2004, the charges primarily related to property and equipment impairments related to our Cuda business.  For the three and six months ended April 30, 2003, the impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that resulted from our decision to streamline and reduce the size of our operations.  The fair market value of the disposed equipment was determined by obtaining the prices of comparable items being sold in the open market by third parties.

Restructuring charges were $13.7 million and $20.5 million for the three and six months ended April 30, 2004, respectively.  For the three and six months ended April 30, 2004, restructuring charges primarily consisted of $1.9 million and $5.2 million of severance costs, respectively, and $11.8 million and $15.3 million for facility consolidation and lease termination costs, respectively.

For the three and six months ended April 30, 2003, restructuring charges primarily consisted of $9.8 million and $21.5 million of severance costs, respectively, and $2.1 million and $(1.4) million for facility consolidation and lease termination costs, respectively. Approximately 55 and 120 employees were impacted by reductions in force for the three and six months ended April 30, 2004, respectively, compared to approximately 350 and 1,020 employees impacted for the three and six months ended April 30, 2003, respectively.  The employee terminations affected both the Broadband Infrastructure and Access and Integrated Solutions segments.

Other Income (Expense), Net

The following table provides a breakdown of other income and expenses for the three and six months ended April 30, 2004 and 2003 (in millions):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Interest income	$1.6	$1.7	$2.4	$2.9
Gain (Loss) on sale of product lines	—	—	3.3	(2.8)
Gain (Loss) on write-down or sale of investments	—	(2.6)	4.4	(3.7)
Gain (Loss) on sale of fixed assets	(0.1)	(1.5)	0.3	(1.0)
Other	(0.7)	1.9	(1.7)	3.5
Total Other Income (Expense)	$0.8	$(0.5)	$8.7	$(1.1)

Income Taxes

Our effective income tax rate for the three and six months ended April 30, 2004 and 2003 was zero. No income tax benefit was provided on our pretax losses for these periods as the deferred tax assets generated by the losses have been offset with a corresponding valuation reserve. We have provided a full valuation reserve to offset our deferred tax assets since our third quarter of fiscal 2002 as a result of our cumulative losses of the past three fiscal years and the full utilization of our loss carryback potential. We will continue to maintain a full valuation reserve on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize the deferred assets in the future. Until that time, we do not expect to record significant income tax expense or benefit. During our third quarter of fiscal 2004, our tax position will reflect the acquisition of the KRONE Group completed in May 2004.  However, we do not expect the KRONE Group acquisition to have a significant impact on the results of our overall tax position.  A more detailed description of the accounting standards related to the utilization of deferred tax assets is found in Note 4 to the financial statements included in this Form 10-Q.

Discontinued Operations

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business unit, which was included in our Broadband Infrastructure and Access segment.  In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the financial results of this business unit are reported separately as discontinued operations for all periods presented.  This transaction closed on February 24, 2004.  Adjustments of $1.2 million related to the sale are included in discontinued operations for the three months ended April 30, 2004 and reduce the year-to-date loss on sale of discontinued operations to $2.5 million.  For a description of the principal terms of the transaction, refer to Note 2 to the financial statements included in this Form 10-Q.

The financial results of BroadAccess40 included in discontinued operations were as follows (in millions):

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Revenue	$0.1	$5.9	$5.1	$11.2

Net (Loss) Income from discontinued operations	$(2.2)	$1.2	$(4.4)	$1.6
Gain (Loss) on divestiture of subsidiary	1.2	—	(2.5)	—
(Loss) Income from discontinued operations, net of tax	$(1.0)	$1.2	$(6.9)	$1.6

Net Loss

Net loss was $26.6 million (or $0.03 per diluted share) and $29.0 million (or $0.04 per diluted share) for the three and six months ended April 30, 2004, respectively, compared to net loss of $29.4 million (or $0.04 per diluted share) and $70.9 million (or $0.09 per diluted share) for the three and six months ended April 30, 2003, respectively.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the six months ended April 30, 2004.  See our most recent Annual Report filed on Form 10-K for fiscal 2003 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, consisting primarily of short-term investments in commercial paper with maturities of less than 90 days and other short-term investments, had a balance of $730.2 million at April 30, 2004.  This amount was an increase of $11.5 million from cash and cash equivalents at October 31, 2003.  Subsequent to the end of the second quarter, in connection with the closing of our acquisition of the KRONE Group, we paid GenTek, Inc. $294.0 million in cash on May 18, 2004.

As of April 30, 2004, we had restricted cash of $18.0 million.  Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, primarily cash collateral for letters of credit and lease obligations.  As a result, restricted cash is not available to us for working capital.  The restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit arrangements were issued.  We are entitled to the interest earnings on our restricted cash balances.

Cash used in operating activities was $3.3 million for the six months ended April 30, 2004.  This use of cash was primarily due to a net loss of $29.0 million, and positive changes in operating assets and liabilities of $1.0 million, which were partially offset by $24.7 million of non-cash items, including primarily depreciation and amortization, the change in bad debt and inventory reserves, and the gain on sale of investments.  The changes in other operating liabilities included net cash payments of $26.8 million for restructuring liabilities.  Also included were payment of fiscal 2003 incentive bonuses of $6.0 million to employees of two business units which met their targets under our management and employee incentive plans.  Overall, working capital (current assets less current liabilities) increased by $15.1 million during the six months ended April 30, 2004, primarily due to the payment of liabilities.  Working capital will increase or decrease, in general, with quarterly sales levels and the timing of revenue and billings during the quarter.

Cash provided by investing activities of $18.6 million was primarily due to the net sale of investments of $18.3 million, proceeds of sales of assets held for sale of $5.6 million and proceeds of $3.7 million from the divestiture of product lines.  These cash inflows were offset by $6.6 million of capital expenditures and an increase of $2.4 million in restricted cash.

Cash used by financing activities of $3.7 million was due to the repayment of debt of $8.3 million in connection with the sale of our Broadband Access40 business, partially offset by the issuance of common stock of $4.6 million related to employee stock incentive plans.

During the six months ended April 30, 2003, cash increased $95.6 million compared to October 31, 2002.  Our primary sources of cash for the six months ended April 30, 2003, were a $125.6 million income tax refund and a $114.8 reduction in restricted cash.  Of the $114.8 million reduction in restricted cash, $101.4 million was used to purchase four properties subject to synthetic leases.  In addition, $14.3 million of previously restricted cash was used to pay a guarantee of a customer note receivable.  Other cash outflows included $13.2 million used to fund investing and financing activities such as net property and equipment additions and the repayment of long-term debt.  Cash outflows of $4.5 million were associated with working capital management and net cash losses from operations.

Vendor Financing

We have worked with customers and third-party financiers to find a means of funding customer equipment purchases from us.  As of April 30, 2004 and 2003, we had commitments to extend credit of approximately $18.2 million and $57.8 million, respectively, under such arrangements. The total amount drawn and outstanding under the commitments was approximately $18.2 million and $21.6 million as of April 30, 2004 and 2003, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.   Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may affect future cash flows. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At April 30, 2004, we have recorded approximately $13.5 million in loss reserves in the event of non-performance under these financing arrangements.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, our estimates of probable liabilities relating to pending litigation, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs and the effect of regulatory changes.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation:  the magnitude and duration of the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our revenues are derived; our ability to restructure our business to achieve operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to successfully integrate businesses we acquire into our overall operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment, software and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, as approximately 35% to 45% of our sales presently come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions, lack of investor demand or the current corporate charter limitation on our ability to issue additional shares of common stock; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in our Form 10-K for the period ended October 31, 2003 in Item 1 of such report under the caption “Risk Factors.”  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to interest rate risk as a result of issuing, on June 4, 2003, $200.0 million of convertible unsecured subordinated notes that have a variable interest rate.  The interest rate on these notes is equal to 6-month LIBOR plus 0.375%.  The interest rate on these notes will reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013.  Assuming interest rates rise 1%, 5% and 10%, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of April 30, 2004, our outstanding deferred compensation obligation related to the 401(k) excess plan was $6.0 million, of which approximately $1.2 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.2 million, $3.0 million and $6.0 million, respectively, and we would incur an expense of a like amount.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota.  The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer and former Chief Financial Officer, as defendants.  After this lawsuit was served we were named as a defendant in 11 other substantially similar lawsuits.  These shareowner lawsuits were consolidated into a single lawsuit, that was captioned In Re ADC Telecommunications, Inc. Securities Litigation.  This lawsuit purported to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001.  The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period.  On November 24, 2003, we filed a motion to dismiss this lawsuit, and, on May 17, 2004, the court granted our motion and dismissed the case with prejudice.  We do not know if the plaintiffs will appeal this decision.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC and several of our current and former officers, employees and directors as defendants.  After this lawsuit was served, we were served with two substantially similar lawsuits.  All three of these lawsuits were then consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. ERISA Litigation.  This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan from February 2000 to present.  The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.  On February 2, 2004, we filed a motion to dismiss this lawsuit.  This motion is pending before the court.

On January 22, 2004, we were served with a lawsuit brought by Theodore Pardo that was filed in the United States District Court for the District of Minnesota.  The complaint was structured as a shareholder derivative case and included our company as a plaintiff and as a nominal defendant and names several of our current and former officers and directors as defendants.  This lawsuit was brought by a plaintiff who sought to represent the interests of ADC and its shareholders.  The complaint alleged that the defendants breached their fiduciary duties to us and our shareholders by failing to maintain proper accounting controls and by making allegedly false and misleading statements about our financial performance and business prospects that resulted in violations of the securities laws.  On April 22, 2004, we filed a motion to dismiss this lawsuit.  On June 3, 2004, the plaintiff filed a voluntary notice of dismissal and dismissed the case with prejudice.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability that could result from an adverse result in many of those lawsuits, proceedings or claims cannot be determined at this time.  As of April 30, 2004, we had recorded $8.1 million in loss reserves in the event of such adverse outcomes in these matters.  Because litigation by its nature is uncertain the establishment of reserves involves a considerable amount of judgment.  Refer to our discussion on “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for a further discussion of litigation reserves.

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

Name	Votes For	Authority Withheld
Robert Annunziata	664,288,311	64,631,835
John J. Boyle III	670,391,685	58,528,461
Robert E. Switz	671,356,058	57,564,088
Larry W. Wangberg	671,724,768	57,195,378

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.             Exhibits

See Exhibit Index on page 24 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.  Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.  We will furnish to a securityholder upon request a copy of any Exhibit at cost.

b.             Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the quarter ended April 30, 2004:

Date	Item Reported
February 18, 2004	Items 7, 9, and 12 –First quarter 2004 financial results.
March 25, 2004	Items 7 and 9 – Acquisition of the KRONE Group from GenTek, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2004	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.

EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2004

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

4-e

Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated March 9, 2004.  (Incorporated by reference to Exhibit 4-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

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