Form 10-Q
period 2004-07-31
ADC TELECOMMUNICATIONS INC
filed 2004-09-14
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Common stock, $0.20 par value:  808,872,064 shares as of September 7, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	July 31, 2004	October 31, 2003
ASSETS:

CURRENT ASSETS:
Cash and cash equivalents	$413.9	$718.7
Available-for-sale securities	7.4	26.7
Accounts receivable, net	152.4	91.3
Unbilled revenue	31.4	28.0
Inventories, net	112.2	57.6
Assets of discontinued operations	21.7	60.1
Prepaid and other current assets	39.8	44.2

Total current assets	778.8	1,026.6

PROPERTY AND EQUIPMENT, NET	240.5	176.6
ASSETS HELD FOR SALE	6.9	25.1
RESTRICTED CASH	19.8	15.6
GOODWILL	175.7	—
INTANGIBLES, NET	73.9	3.4
AVAILABLE-FOR-SALE SECURITIES	23.2	19.5
OTHER ASSETS	35.8	30.1

Total assets	$1,354.6	$1,296.9

LIABILITIES AND SHAREOWNERS’ INVESTMENT:

CURRENT LIABILITIES:
Accounts payable	$68.8	$44.9
Accrued compensation and benefits	57.0	45.1
Other accrued liabilities	89.3	62.5
Income taxes payable	23.8	18.9
Restructuring accrual	34.0	29.6
Liabilities of discontinued operations	20.2	57.9
Notes payable	0.6	8.0

Total current liabilities	293.7	266.9

PENSION OBLIGATIONS	60.6	—
LONG-TERM NOTES PAYABLE	400.4	400.0
OTHER LONG-TERM LIABILITIES	4.4	2.3

Total liabilities	759.1	669.2

SHAREOWNERS’ INVESTMENT (809.0 and 806.6 shares outstanding, respectively)	595.5	627.7

Total liabilities and shareowners’ investment	$1,354.6	$1,296.9

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(In millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
NET SALES:
Product	$196.0	$120.5	$440.6	$365.5
Service	39.2	31.7	98.1	91.8
TOTAL NET SALES	235.2	152.2	538.7	457.3

COST OF SALES:
Product	108.7	67.6	235.6	210.4
Service	37.3	27.6	90.7	84.2
TOTAL COST OF SALES	146.0	95.2	326.3	294.6

GROSS PROFIT	89.2	57.0	212.4	162.7

OPERATING EXPENSES:
Research and development	18.0	15.5	48.0	51.4
Selling and administration	67.3	36.6	143.5	133.1
Impairment charges	—	0.2	1.5	14.8
Restructuring charges	0.7	5.6	12.8	22.8

Total Operating Expenses	86.0	57.9	205.8	222.1

OPERATING INCOME (LOSS)	3.2	(0.9)	6.6	(59.4)

OTHER INCOME (EXPENSE), NET	0.3	(1.7)	9.1	(1.5)

INCOME (LOSS) BEFORE INCOME TAXES	3.5	(2.6)	15.7	(60.9)
PROVISION FOR INCOME TAXES	0.3	—	0.7	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	3.2	(2.6)	15.0	(60.9)

DISCONTINUED OPERATIONS, NET OF TAX:
Loss from discontinued operations	(10.7)	(12.5)	(49.0)	(25.1)
Loss on sale of subsidiaries	(6.8)	—	(9.3)	—
	(17.5)	(12.5)	(58.3)	(25.1)

NET LOSS	$(14.3)	$(15.1)	$(43.3)	$(86.0)

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	808.9	804.1	807.9	802.7
AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	811.7	804.1	813.3	802.7

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
Continuing operations	$0.00	$0.00	$0.02	$(0.08)
Discontinued operations	$(0.02)	$(0.02)	$(0.07)	$(0.03)
Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(In millions)

	Nine Months Ended July 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(43.3)	$(86.0)
Adjustments to reconcile net loss to net cash from operating activities:
Loss from discontinued operations	58.3	25.1
Inventory and fixed asset impairments	1.4	8.0
Depreciation and amortization	30.7	43.1
Change in bad debt reserves	(3.3)	0.9
Change in inventory reserves	0.6	(1.7)
Non-cash stock compensation	2.1	5.5
Gain on sale of investments	(4.8)	(2.0)
(Gain) Loss on sale of business and product lines	(2.8)	2.8
(Gain) Loss on sale of fixed assets	(0.3)	1.5
Other, net	(1.1)	(0.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts and unbilled receivables	5.7	33.5
Inventories	(22.2)	20.5
Prepaid and other assets	(0.1)	160.2
Accounts payable	(2.3)	(37.3)
Accrued liabilities	(0.2)	(125.7)

Total cash provided by operating activities from continuing operations	18.4	47.9
Total cash used in operating activities from discontinued operations	(37.3)	(15.8)
Total cash (used in) provided by operating activities	(18.9)	32.1

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(293.9)	—
Divestitures, net of cash disposed	3.7	0.5
Property and equipment additions	(10.4)	(65.5)
Proceeds from sale of building	10.8	—
Change in restricted cash	(4.2)	154.5
Sale of available-for-sale securities, net	19.6	—
Sale of long-term investments, net	(3.7)	3.7

Total cash (used for) provided by investing activities	(278.1)	93.2

FINANCING ACTIVITIES:
(Repayments) issuance of debt	(10.2)	371.5
Sale of warrants, net of purchased call options	—	(34.5)
Common stock issued	3.3	2.8

Total cash (used for) provided by financing activities	(6.9)	339.8

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(0.9)	(0.3)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(304.8)	464.8
CASH AND CASH EQUIVALENTS, beginning of period	718.7	278.9

CASH AND CASH EQUIVALENTS, end of period	$413.9	$743.7

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 - Basis of Presentation

The interim information furnished in this report is unaudited but reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the three and nine months ended July 31, 2004, are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2003.

New Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which requires companies to consolidate certain types of variable interest entities.  A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose equity holders lack any of the following three characteristics:  (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur.  Interpretation No. 46 is applicable for all variable interests created after January 31, 2003.  For all variable interest entities created before February 1, 2003, the provisions of this interpretation are effective in the first fiscal year or interim period beginning after December 15, 2003 (our first quarter of fiscal 2004).  The adoption of this interpretation did not have a material impact on our financial statements.

In December 2003, the FASB issued revisions to Statement of Financial Accounting Standard (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003 for U.S. plans and effective for fiscal years ending after June 15, 2004 for certain disclosures related to foreign plans.  These revisions increase existing disclosures in addition to adding new disclosures.  We adopted the interim disclosures in the third quarter of fiscal 2004.  Fiscal year end disclosures will be adopted and incorporated in our fiscal 2004 consolidated financial statements.

Summary of Significant Accounting Policies.  A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2003.  Subsequent to the fiscal year end October 31, 2003, we acquired the KRONE Group of Companies ("KRONE"), which maintains a defined benefit pension for a portion of its German workforce. Accordingly, we have adopted a pension accounting policy relating to this defined benefit pension plan.  A participating employee’s post-retirement pension benefit is actuarially determined based primarily on the employee’s years of service and earnings.

Note 2 – Stock-Based Compensation

We recognize and measure our stock compensation by the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.  We award stock compensation to certain key employees in the form of stock options, restricted stock and restricted stock units.  Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount that the employee is required to pay for the stock.  No compensation expense was recognized for stock options granted in fiscal 2004 and 2003 as all stock options were granted with an exercise price equal to the fair market value of our common stock on the date of grant.  The recipients of restricted stock and restricted stock units do not pay for the awards.  Accordingly, compensation cost for these awards is equal to the fair market value of the shares or units on the date of grant and is amortized over the projected remaining vesting period.

Under the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation,” on a quarterly basis we must disclose how stock compensation expense would be computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” using the fair value method.  We estimate the fair value of stock options using the Black-Scholes option-pricing model.  The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Net Loss as reported	$(14.3)	$(15.1)	$(43.3)	$(86.0)
Plus: Stock-based employee compensation expense included in reported loss	1.4	3.4	2.1	5.5
Less: Stock compensation expense – fair value based method	(6.4)	(13.7)	(18.8)	(46.3)
Pro Forma Net Loss	$(19.3)	$(25.4)	$(60.0)	$(126.8)

Loss Per Share – Basic and Diluted
As reported	$(0.02)	$(0.02)	$(0.05)	$(0.11)
Pro forma	$(0.02)	$(0.03)	$(0.07)	$(0.16)

During the third quarter of fiscal 2003, we offered to eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options.  The new options, which were granted on December 29, 2003, have an exercise price of $2.83 per share, which is equal to the average of the high and low trading price of our common stock on the grant date.  These options will vest over a two-year period from the grant date.  For purposes of the above tabular disclosure, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options are being amortized over a 30-month period, consisting of the 24-month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

Note 3 – Acquisition

On May 18, 2004, we completed the acquisition of KRONE, a global supplier of copper-based and fiber-based connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. This acquisition increases our network infrastructure business and expands our presence in the international marketplace.  The results of KRONE subsequent to May 18, 2004, are included in our results of operations for the three and nine months ended July 31, 2004.

In this transaction, we acquired the assets and operations of KRONE for $293.1 million in cash (net of cash acquired) and assumed certain liabilities of KRONE. We acquired $67.9 million of intangible assets (see Note 9 below for further discussion of intangible assets).  No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition.  Goodwill of $175.7 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment.  Substantially all of this goodwill is not deductible for tax purposes.  We are in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price allocation or incremental restructuring charges or both.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

May 18, 2004
Current assets	$114.5
Intangible assets	67.9
Goodwill	175.7
Other long-term assets	88.9
Total assets acquired	447.0
Current liabilities	72.1
Long-term liabilities	64.3
Total liabilities assumed	136.4
Net assets acquired	310.6
Less cash acquired	17.5
Net cash paid	$293.1

Unaudited pro forma consolidated results of continuing operations, as though the acquisition of KRONE had taken place at the beginning of the periods presented, are as follows (in millions, except per share data):

	Three Months Ended July 31, (2)				Nine Months Ended July 31, (2)
	2004		2003		2004		2003
Revenue	$252.5		$233.0		$726.3		$673.4
Income (Loss) from continuing operations	0.8	(1)	(2.0	)(1)	9.7	(1)	(70.9	)(1)
Net income loss per share—basic and diluted	0.00	(1)	0.00	(1)	0.01	(1)	(0.09	)(1)

(1)        Includes restructuring and impairment charges of $0.7 million and $0.0 million for the three months ended July 31, 2004, respectively, $6.9 million and $0.2 million for the three months ended July 31, 2003, respectively, $12.8 million and $1.5 million for the nine months ended July 31, 2004, respectively, and $25.5 million and $14.8 million for the nine months ended July 31, 2003, respectively, for the ADC stand alone business.  Includes restructuring charges of $0.1 million for the three months ended July 31, 2004, and $2.4 million and $1.4 million for the nine months ended July 31, 2004 and 2003, respectively, for the KRONE stand alone business. See note 14 for discussion of the nature of these charges.

(2)        Excludes the results of our CudaTM, FastFlow®, BroadAccess40  and Singl.eView® product lines which are treated as discontinued operations.

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition been completed at the beginning of the periods presented or the results which may occur in the future.

Note 4 – Assets Acquired

On July 21, 2004, we purchased customer relationships, power services contracts and certain other assets from Stationary Power Systems for $4.6 million.  The acquisition of these assets, which will be included in our Integrated Solutions segment, will expand our systems integration business with the addition of DC power engineering, furnishing and installation capabilities.  The assets purchased are principally intangible assets, which will be amortized over two years.  See Note 9 below for a discussion of intangible assets.

Note 5 - Discontinued Operations

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this business was classified as a discontinued operation in the first quarter of fiscal 2004, and its financial results are reported separately as discontinued operations for all periods presented.  This transaction closed on February 24, 2004.  We estimated the loss on the sale of the business based on the value of the business’ assets and liabilities as of January 31, 2004.  Subsequent to January 31, 2004, adjustments of $3.0 million were made to the previous estimate and increased the total loss on the transaction to $6.7 million.

The purchasers of the BroadAccess40 business acquired all of the stock of our subsidiary that operated this business and assumed substantially all liabilities associated with the business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction.  The purchasers issued a promissory note to us for $3.8 million that is payable within two years of the closing.

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda™ cable modem termination system product line and related FastFlow® Broadband Provisioning Manager software to BigBand Networks, Inc.  This business had been included in our Broadband Infrastructure and Access segment.  In consideration for this sale, we were issued a non-voting minority interest in BigBand.  We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years.  This transaction closed on June 29, 2004.  As of July 31, 2004, $7.0 million was drawn on the credit facility.  We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on divestiture of $2.6 million.

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView® product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments.  This business had been included in our Integrated Solutions segment.  We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months.  The transaction closed on August 27, 2004, and we received net cash proceeds of $71.2 million after funding a $4 million draw on the credit facility.  We classified this business as a discontinued operation in the third quarter of fiscal 2004.

Certain financial information regarding our BroadAccess40, Cuda™/ FastFlow® and Singl.eview® product lines included in discontinued operations is set forth below (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenue	$15.8	$36.3	$67.9	$123.0

Loss from discontinued operations	$(10.7)	$(12.5)	$(49.0)	$(25.1)
Loss on sale of subsidiaries	(6.8)	—	(9.3)	—
Loss from discontinued operation, net of tax	$(17.5)	$(12.5)	$(58.3)	$(25.1)

Note 6 – Net Income (Loss) from Continuing Operations Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations for the three and nine months ended July 31, 2004 and 2003 (in millions, except for per share amounts):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Numerator:
Net income (loss) from continuing operations	$3.2	$(2.6)	$15.0	$(60.9)

Denominator:
Weighted average common shares outstanding	808.9	804.1	807.9	802.7
Employee options and other	2.8	—	5.4	—
Weighted average common shares outstanding	811.7	804.1	813.3	802.7

Basic and diluted income (loss) per share from continuing operations	$0.00	$(0.00)	$0.02	$(0.08)

Excluded from the dilutive securities described above are employee stock options to acquire 51.3 million and 79.1 million shares for the three months ended July 31, 2004 and 2003, respectively, and 46.3 million and 89.3 million for the nine months ended July 31, 2004 and 2003, respectively.  These exclusions were made either because the exercise prices of these options were greater than the average market price of our common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.

Warrants to acquire 99.7 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three and nine months ended July 31, 2004 and 2003, respectively, because the exercise price of these warrants was greater than the average market price of the common stock.

All shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine months ended July 31, 2004 and 2003, respectively, because of their anti-dilutive effect.  Upon achieving positive net income from continuing operations in a reporting period, our convertible notes will require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes.  Under this method, we will add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 99.7 million shares reserved for issuance upon conversion of the notes.  If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes.  If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.

Note 7 - Inventories

Inventories consist of the following (in millions):

	July 31, 2004	October 31, 2003

Purchased materials and manufactured products	$143.1	$88.4
Work-in-process	14.6	1.4
Less: Inventory reserve	(45.5)	(32.2)
Total inventories, net	$112.2	$57.6

Note 8 – Property & Equipment

Property & equipment consists of the following (in millions):

	July 31, 2004	October 31, 2003

Land and buildings	$135.6	$120.2
Machinery and equipment	376.2	324.0
Furniture and fixtures	33.3	32.0
Less: accumulated depreciation	(315.8)	(302.4)
Total	229.3	173.8
Construction in progress (CIP)	11.2	2.8
Total property & equipment	$240.5	$176.6

Note 9 – Goodwill and Intangible Assets

We recorded $175.7 million in goodwill in connection with the acquisition of KRONE.  It is our practice to assess goodwill for impairment under the annual requirement of SFAS 142, “Goodwill and Other Intangible Assets,” or when impairment indicators arise.  No goodwill impairment indicators existed as of July 31, 2004.

We recorded intangible assets of $67.9 million in connection with the acquisition of KRONE, consisting principally of intellectual property rights, and $4.6 million related to the contract rights purchased from Stationary Power Systems.

The following table represents intangible assets by category and accumulated amortization as of July 31, 2004 (in millions):

	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Life Range (in years)
Technology	$23.4	0.8	$22.6	5-7
Trade name/trademarks	23.4	0.3	23.1	5-20
Distributor network	18.9	0.4	18.5	10
Customer list	4.6	—	4.6	2
Other	6.6	1.5	5.1	1-13
	$76.9	$3.0	$73.9

Amortization expense was $1.8 million and $2.1 million for the three and nine months ended July 31, 2004, respectively.  The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

2005	$10.4
2006	9.9
2007	8.0
2008	7.6
Thereafter	35.4

Note 10 - Income Taxes

A deferred tax asset generally represents future tax benefits to be received when certain expenses previously recognized in U.S. GAAP-based income statements become deductible expenses under applicable income tax laws.  The realization of a deferred tax asset therefore is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  In fiscal 2003 and for the three and nine months ended July 31, 2004, we recorded a nearly full valuation allowance against a substantial portion of the increase in our deferred tax assets. We expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record tax benefits or significant provisions for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of July 31, 2004, we had $863.3 million of deferred tax assets that have a valuation allowance of $861.8 million against them and, therefore, such deferred tax assets are reflected at $1.5 million in Other Assets on the Condensed Consolidated Balance Sheet.  Our deferred tax assets expire through October 31, 2024.

Note 11 - Comprehensive Loss

Comprehensive loss has no impact on our net loss but is reflected in our balance sheet through adjustments to shareowners’ investment.  The components of comprehensive loss are as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net loss	$(14.3)	$(15.1)	$(43.3)	$(86.0)
Change in cumulative translation adjustments	0.3	(1.0)	10.2	(5.8)
Reclassification adjustment for realized gains on available for sale securities, net-of-tax	—		(4.1)	—
Unrealized (loss) gain from available for sale securities, net-of-tax	—	0.4	(0.5)	3.0
Total comprehensive loss	$(14.0)	$(15.7)	$(37.7)	$(88.8)

Note 12 - Pension Benefits

With the acquisition of KRONE, we assumed certain defined benefit pension obligations of KRONE related to its German workforce.  Prior to the KRONE acquisition, we did not have any defined benefit pension plans.  The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, based on a third party actuarial report, we recorded a liability of $60.6 million for this obligation as of July 31, 2004.  The plan was closed to employees hired after 1994 and thus covers only current retirees and those hired prior to 1995.  Pension payments will be made to eligible employees upon reaching eligible retirement age, and the cash payments are expected to roughly equal the net periodic benefit cost.

Components of net periodic benefit cost for the three and nine months ended July 31, 2004 and 2003, are as follows (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Service cost	$0.1	$—	$0.1	$—
Interest cost	0.6	—	0.6	—
Net period benefit cost	$0.7	$—	$0.7	$—

Note 13 - Segment and Geographic Information

Segment Information

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Infrastructure Products	$149.7	$69.5	$297.8	$206.4
Access Products	33.2	37.7	107.6	122.0
Eliminations and Other	(5.9)	(6.4)	(13.6)	(15.0)
Broadband Infrastructure and Access	177.0	100.8	391.8	313.4
Systems Integration Services	50.7	42.1	126.1	119.8
Software Solutions	7.5	9.3	20.8	24.1
Integrated Solutions	58.2	51.4	146.9	143.9

Detail for each of our two reporting segments is summarized as follows (in millions):

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Three Months Ended July 31, 2004
External sales:
Product	$177.0	$19.0	$—	$196.0
Service	—	39.2	—	39.2
Total external sales	177.0	58.2	—	235.2

Impairment, restructuring and other disposal charges (1)	(0.2)	(0.1)	(0.4)	(0.7)
Operating income (loss)	20.0	(2.5)	(14.3)	3.2
Other income (expense), net	1.1	(0.1)	(0.6)	0.3
Income (loss) from continuing operations before income taxes	21.1	(2.6)	(15.0)	3.5
Assets	306.7	147.0	900.9	1,354.6

Three Months Ended July 31, 2003
External sales:
Product	$100.8	$19.7	$—	$120.5
Service	—	31.7	—	31.7
Total external sales	100.8	51.4	—	152.2

Impairment, restructuring and other disposal charges (1)	(3.2)	(2.4)	(1.5)	(7.1)
Operating income (loss)	7.1	2.5	(10.5)	(0.9)
Other income (expense), net	2.1	(1.0)	(2.8)	(1.7)
Income (loss) from continuing operations before income taxes	9.2	1.5	(13.3)	(2.6)
Assets	230.7	272.9	793.3	1,296.9

	Broadband Infrastructure and Access	Integrated Solutions	Unallocated Items	Consolidated
Nine Months Ended July 31, 2004
External sales:
Product	$391.8	$48.8	$—	$440.6
Service	—	98.1	—	98.1
Total external sales	391.8	146.9	—	538.7

Impairment, restructuring and other disposal charges (1)	0.7	(0.7)	(14.3)	(14.3)
Operating income (loss)	56.3	(7.1)	(42.6)	6.6
Other income (expense), net	1.7	0.6	6.8	9.1
Income (loss) from continuing operations before income taxes	58.0	(6.5)	(35.8)	15.7
Assets	306.7	147.0	900.9	1,354.6

Nine Months Ended July 31, 2003
External sales:
Product	$313.4	$52.0	$—	$365.5
Service	—	91.9	—	91.8
Total external sales	313.4	143.9	—	457.3

Impairment, restructuring and other disposal charges (1)	(5.6)	(9.7)	(25.0)	(40.3)
Operating income (loss)	9.8	(6.2)	(63.0)	(59.4)
Other income (expense), net	6.1	(0.6)	(7.0)	(1.5)
Income (loss) from continuing operations before income taxes	15.9	(6.8)	(70.0)	(60.9)
Assets	230.7	272.9	793.3	1,296.9

(1)          See Note 14 below for a discussion of these charges.

Geographic Information

The following information represents revenues by significant geographical territories (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Inside the United States	$124.0	$104.8	$329.4	$328.7
Outside the United States:
Asia (China, Hong Kong and Korea)	9.8	5.5	22.1	16.7
Indo Pacific (Australia, India, Japan and Southeast Asia)	10.7	—	10.7	0.2
EMEA (Europe (excluding Germany), Middle East and Africa)	45.5	28.0	100.7	76.1
Germany	27.1	—	27.1	—
Americas (Canada, Central and South America)	18.1	13.9	48.7	35.6
	111.2	47.4	209.3	128.6
	$235.2	$152.2	$538.7	$457.3

Note 14 - Impairment, Restructuring and Other Disposal Charges

During the three and nine months ended July 31, 2004 and 2003, we continued our plan to improve operating performance by restructuring and streamlining our operations.  As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, and other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures. The impairment, restructuring and other disposal charges resulting from our actions by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and nine months ended July 31, 2004 and 2003 (in millions):

Three Months Ended July 31, 2004	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$0.6	$—	$0.6
Facility consolidation and lease termination	—	0.1	—	0.1
Fixed asset write-downs	—	—	—	—
Total	$—	$0.7	$—	$0.7

Three Months Ended July 31, 2003	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$3.4	$—	$3.4
Facility consolidation and lease termination	—	2.2	—	2.2
Fixed asset write-downs	0.2	—	—	0.2
Inventory write-offs	—	—	1.3	1.3
Total	$0.2	$5.6	$1.3	$7.1

Nine Months Ended July 31, 2004	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$2.7	$—	$2.7
Facility consolidation and lease termination	—	10.1	—	10.1
Fixed asset write-downs	1.5	—	—	1.5
Total	$1.5	$12.8	$—	$14.3

Nine Months Ended July 31, 2003	Impairment Charges	Restructuring Charges	Cost of Product Sold	Total
Employee severance costs	$—	$20.6	$—	$20.6
Facility consolidation and lease termination	—	2.2	—	2.2
Fixed asset write-downs	14.8	—	—	14.8
Inventory write-offs	—	—	2.7	2.7
Total	$14.8	$22.8	$2.7	$40.3

Impairment Charges:  We incurred impairment charges of $1.5 million for the nine months ended July 31, 2004, related to a manufacturing facility included in assets held for sale.  For the three and nine months ended July 31, 2003, we incurred $0.2 million and $14.8 million of charges related to property and equipment as a result of our intention to sell, scale-back or exit non-strategic businesses.

Restructuring Charges:  Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and workforce reductions attributable to our efforts to reduce costs.  The employee severance costs incurred during the three and nine months ended July 31, 2004, relate to approximately 70 and 190 employees, respectively, who were impacted by reductions in force.  These employees were engaged principally in our software business and corporate functions.  During the three and nine months ended July 31, 2003, approximately 220 and 1,240 employees, respectively, were impacted by reductions in force.

Facility consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities.  For the three and nine months ended July 31, 2004, we incurred charges of $0.1 million and $10.1 million primarily due to continued softening of real estate markets, which resulted in lower sublease income.

Other Disposal Charges:  Inventory write-offs recorded in fiscal 2003 represent losses incurred to write down the carrying value of inventory for product lines that have been discontinued.  Revenues and gross margins from these product lines are not material to our consolidated results of operations.

Effect of Restructuring Charges on Future Cash Flows:  The following table provides detail on the activity and our remaining restructuring accrual balance by category as of July 31, 2004 (in millions):

Type of Charge	Accrual October 31, 2003	Discontinued Operations Net Additions	Net Additions	Cash Charges	Accrual July 31, 2004

Employee severance costs	$5.3	$2.7	$6.8	$6.1	$8.7
Facilities consolidation	24.3	5.2	9.9	14.1	25.3
Total	$29.6	$7.9	$16.7	$20.2	$34.0

Net additions above include $3.9 million in reserves acquired with the KRONE acquisition.

We expect that substantially all of the remaining $8.7 million accrual relating to employee severance costs as of July 31, 2004, will be paid from unrestricted cash by the end of the second quarter of fiscal 2005.  Of the $25.3 million to be paid for the consolidation of facilities, we expect that approximately $5.0 million will be paid from unrestricted cash through April 30, 2005, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015.  Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods.  These restructuring charges may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $6.9 million of assets held for sale that were not allocated to either of our segments.  We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of our operations.  We expect to sell or dispose of these assets before April 30, 2005.  During the nine months ended July 31, 2004, we reclassified $5.3 million relating to a facility in Glenrothes, Scotland to property and equipment held for use, because we may lease this facility rather than selling it.  In the third quarter of fiscal 2004, we sold a property for $11.0 million, with no gain or loss on the sale.  We also sold three properties, previously classified as held for sale, during the nine months ended July 31, 2004, for proceeds of $16.2 million and a gain of $0.2 million.

Note 15 – Commitments and Contingencies

Discussion of legal proceedings is incorporated by reference from Part II, Item 1, Legal Proceedings, of this report, and should be considered an integral part of the interim Condensed Consolidated Financial Statements and Notes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the third quarter of fiscal 2004 we took several significant steps to further our strategic business initiative to be a global leader in communications network infrastructure solutions and services.  First, we completed the acquisition of the KRONE Group, a global supplier of copper-based and fiber-based connectivity solutions and cabling products used in public access and enterprise networks.  Secondly, we completed the divestiture of our CudaTM cable modem termination system and FastFlow® Broadband Provisioning Manager businesses and announced the sale of our Singl.eView® software business.  The Singl.eView® divestiture was completed shortly after the end of the quarter.

These actions will enable us to focus on our strategy of providing products and services that provide the foundation for every type of communications network over copper, fiber, coaxial and wireless media.  These products and services include fiber optic, copper and coax based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, and cable TV networks.  Our products also include network access devices including high-bit-rate digital subscriber line and wireless coverage solutions.  We also design, equip and build networks through the provision of systems integration services, which compliments our hardware business by enabling us to offer bundled hardware and service offerings.

The KRONE acquisition has several significant strategic elements which we believe will benefit ADC in the long term, including the following:

•                                          Expands significantly our presence in the global marketplace.  KRONE derived approximately 80% of its net sales from outside the United States.  In contrast, approximately 30% of ADC’s historic net sales were derived from outside the United States.  We expect the combined companies to derive approximately 50% of net sales from outside of the United States.

•                                          Provides us with a strong established position in the enterprise customer market through KRONE’s advanced structured cabling products, which are used to connect enterprise networks within a building or in a campus environment.  Over the long term, we expect that this will reduce our dependence on communication service provider customers.

•                                          Gives us greater scale by adding approximately 2,000 employees and eight manufacturing facilities located throughout the world.

•                                          Creates opportunities to increase revenue by cross-selling KRONE and ADC products to each other’s historical customers, as well as to reduce costs by eliminating duplicative facilities, processes and personnel functions.

•                                          Enables us to build our market position in important emerging markets, such as China, India and Eastern Europe, through KRONE’s established presence in these markets.

Since the closing of the KRONE acquisition in May, we have been working diligently to integrate the operations of the two companies and execute on the opportunities that this acquisition provides.

We intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business.  We expect to fund any potential acquisition with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. We may also undertake further divestitures should we determine a business is no longer central to our strategic goals.

Marketplace Conditions

Our operating results during the three and nine months ended July 31, 2004, continued to stabilize, perpetuating a trend that began in fiscal 2003.  However, overall spending on communications equipment and services remains at significantly lower levels compared to pre-2001 levels.  Although there have been increases in capital investment in selected areas (including on fiber-to-the-premises initiatives by several service providers, a general increase in wireless spending and some signs of growth in enterprise spending), our industry continues to see deferred capital spending for communications equipment.  In addition, our industry continues to experience intense competition and increased pricing pressures from customers.

While we do not expect the overall market for communication equipment and services to grow in the near term, we believe that we are positioned to grow our sales in our fiscal year 2005.  We believe we can achieve this sales growth due to:

•                                          Our new product offerings for the fiber-to-the-premise initiative being pursued by several communication service providers and the growing acceptance of our DigivanceTM wireless coverage solution;

•                                          The opportunity to cross-sell products among the KRONE and ADC customer bases, of which there is very little overlap; and

•                                          Our ability to take market share from our competitors.

Although we are optimistic about our plans for growth in 2005, no assurance can be given that we will be successful in achieving revenue growth.

We continue to be dependent on telecommunications service providers for a majority of our revenues, with the four major U.S. incumbent local exchange carriers (Verizon, Bellsouth, SBC and Qwest) accounting for approximately 30.6% and 37.2% of our revenues during the nine months ended July 31, 2004 and 2003, respectively.  In addition, our top ten customers accounted for approximately 47.4% and 55.1% of our revenues for the nine months ended July 31, 2004 and 2003, respectively.  The decline in these customer concentration levels from 2003 to 2004 is largely due to the KRONE acquisition, which has given us a more diversified customer base throughout the world.

When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan to reduce operating expenses and capital spending. As it became evident in 2002 and 2003 that our industry was experiencing a more pronounced and prolonged economic downturn, we took additional cost restructuring measures to realize further cost savings.  Although much of our restructuring activity has been completed, we continue to look for ways to conduct our operations more efficiently and to reduce costs.  For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through eliminating duplicative facilities, processes and personnel functions.  Accordingly, we anticipate incurring additional restructuring charges in future periods.

Prior to the downturn in our business beginning in fiscal 2001, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end initiatives) and weaker demand for our products during our first fiscal quarter ending January 31 (primarily as a result of the number of holidays in that quarter, our customers’ development of annual capital budgets during that period and a general industry slowdown during that period).  This historical seasonality trend in our business may or may not return.  A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in our Form 10-K for the year ended October 31, 2003, in Item 1 of such report under the caption “Risk Factors.”

Net Sales

The following table sets forth information regarding our net sales for the three and nine months ended July 31, 2004 and 2003, respectively, for both of our reportable segments (in millions):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2004		2003		2004		2003
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$177.0	75.3%	$100.8	66.2%	$391.8	72.7%	$313.4	68.6%
Integrated Solutions:
Product	19.0	8.0	19.7	13.0	48.8	9.1	52.0	11.4
Service	39.2	16.7	31.7	20.8	98.1	18.2	91.9	20.1
Total Integrated Solutions	58.2	24.7	51.4	33.8	146.9	27.3	143.9	31.4
Total	$235.2	100%	$152.2	100%	$538.7	100%	$457.3	100%

Net sales were $235.2 million and $538.7 million for the three and nine months ended July 31, 2004, respectively, and increased by 54.5% and 17.8%, respectively, over the comparable 2003 periods.  International sales (which we define as sales from non-U.S. sources) comprised 47.3% and 31.2% of our net sales for the three and nine months ended July 31, 2004, respectively, and 38.9% and 28.1% for the three and nine months ended July 31, 2003, respectively.  The increase in net sales in the 2004 periods compared to the 2003 periods, as well as the increase in percentage of international sales, was largely due to the inclusion of the KRONE results beginning on May 18, 2004.

During the three and nine months ended July 31, 2004, net sales of Broadband Infrastructure and Access products reflected a 75.6% and 25.0% increase, respectively, over the comparable 2003 periods.  Our Broadband Infrastructure and Access segment includes infrastructure (Connectivity) and access (Wireless and Wireline) products.  The inclusion of sales by the KRONE Group beginning on May 18, 2004, accounts for 87.4% and 85.0% of the increase for the three and nine months ended July 31, 2004, respectively.

For the three months ended July 31, 2004, sales of our Connectivity products and Wireless products increased 115.4% and 72.6%, respectively, over the comparable 2003 period.  For the nine months ended July 31, 2004, net sales of Connectivity products and Wireless products increased by 44.3% and 97.4%, respectively, compared to the nine months ended July 31, 2003.  The inclusion of sales by the KRONE Group beginning on May 18, 2004, accounted for 83.0% and 72.9% of the increase in Connectivity product sales for the three and nine months ended July 31, 2004, respectively.  The remaining increase in Connectivity sales was attributable primarily to increased spending by our customers in the core central office space.  The increase in Wireless product sales was a result of an increased acceptance of our wireless coverage products across a growing customer base as well as increased spending by two of our customers.

For the third quarter of fiscal 2004, net sales of our Wireline products decreased by 25.8% over the comparable 2003 period.  For the nine months ended July 31, 2004, net sales for Wireline products decreased by 23.3% compared to the nine months ended July 31, 2003.  The decrease in Wireline product sales was caused by a combination of decreased volumes and price reductions.

During the three and nine months ended July 31, 2004, net sales of our Integrated Solutions products increased by 13.2% and 2.1%, respectively, from the comparable 2003 periods.  Our Integrated Solutions segment includes two principal product/service offerings:  systems integration (Systems Integration) services and software products for network performance management and service level assurance (Software).

During the three and nine months ended July 31, 2004, net sales of our Systems Integration services increased by 20.4% and 5.3%, respectively, over the comparable 2003 periods.  The increase in Systems Integration service sales is due to the inclusion of sales from KRONE’s service business beginning on May 18, 2004, which was partially offset by reduced spending by a significant customer of our Systems Integration business.  In the third quarter of 2004, sales of Systems Integration services to this customer decreased by 60.6% compared to the fiscal 2003 third quarter when this customer accounted for 24.1% of our Systems Integration sales.  We believe that this customer has reduced its overall spending with all of its suppliers of equipment and services, and thus this reduction does not represent a loss of market share for us.  Lower sales to this customer are expected to continue to impact Systems Integration revenues negatively in the fourth quarter of fiscal 2004 and possibly in future periods.

For the three and nine months ended July 31, 2004, net sales of our Software products decreased by 19.4% and 13.7%, respectively, over the comparable 2003 periods.  The decrease in Software sales is primarily due to reduced volumes.

Gross Profit

During the three and nine months ended July 31, 2004, the gross profit percentages were 37.9 % and 39.4%, respectively, compared to 37.5% and 35.6% for the same 2003 periods.  For the nine months ended July 31, 2004, the increase in gross profit percentage was primarily due to a more favorable sales mix toward higher margin Connectivity and Wireless products, and a reduction in our fixed cost of sales as a result of our restructuring activities.

In addition to a more favorable sales mix, we benefited from production efficiencies and reduced production costs resulting from more favorable supplier pricing and the outsourcing of portions of our manufacturing operations.  We anticipate that our gross profit percentage will decline slightly in the near term due to a modest product mix shift towards lower margin fiber products and as a result of the KRONE acquisition, because several of KRONE’s products have historically had lower gross margins than ADC’s products.  Over the longer term, we intend to counter this decline in gross profit percentage through aggressive cost controls.  We also anticipate that our future gross profit percentage will vary from quarter to quarter based on a variety factors, including sales mix, competitive pricing, timing of new product introductions, raw material prices (particularly copper prices), timing of customer acceptance and manufacturing volume.

Operating Expenses

Total operating expenses of $86.0 million and $205.8 million for the three and nine months ended July 31, 2004, respectfully, increased by 48.5% over the three-month period ended July 31, 2003, and decreased by 7.3% over the nine month period ended July 31, 2003.  Total operating expenses represented 36.6% and 38.2% net sales for the three and nine-month periods ended July 31, 2004, and 38.1% and 48.6% for the comparable periods ended July 31, 2003.

For the three months ended July 31, 2004, 72.6% of the operating expense increase over the comparable 2003 period was due to the addition of KRONE’s operations beginning May 18, 2004.  For the nine months ended July 31, 2004, the increase in operating expenses due to KRONE was more than offset by a decrease in operating expenses in absolute dollars and as a percentage of revenue due to the ongoing cost savings from our restructuring efforts, bad debt recoveries, and the transition of certain manufacturing operations to sources outside North America.

Research and development expenses were $18.0 million and $48.0 million for the three and nine months ended July 31, 2004, respectively, compared to $15.5 million and $51.4 million for the three and nine months ended July 31, 2003, respectively.   This represents an increase of 16.1% and a decrease of 6.6% during the three and nine months ended July 31, 2004 over the comparable 2003 periods.  For the three months ended July 31, 2004, 72.0% of the increase related to the acquisition of KRONE, and the remaining increase was due to increased investment in our fiber to the premise and wireless coverage product offerings.  For the nine months ended July 31, 2004, the increase due to the addition of KRONE was offset by a decrease due to our previous restructuring and ongoing cost containment efforts.  We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive.  Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments.

Selling and administration expenses were $67.3 million and $143.5 million for the three and nine months ended July 31, 2004, respectively, compared to $36.6 million and $133.1 million for the three and nine months ended July 31, 2003, respectively. This represents an increase of 83.9% and 7.8% during the three and nine months ended July 31, 2004 over the comparable 2003 periods.  For the three months and nine months ended July 31, 2004, 60.3% and 177.9%, respectively, of the increase over the comparable 2003 periods is due to the addition of KRONE selling and administrative costs.  The primary reasons for the remaining year-over-year increase in the three months ended July 31, 2004, were $3.8 million of integration costs related to the KRONE acquisition, an accrual of $5.0 million for anticipated fiscal 2004 incentive compensation payments, and a $1.8 million reserve on a note receivable relating to a sale of a facility.  For the nine months ended July 31, 2004, the increase related to KRONE activities is offset by decreases due to the benefits realized from our prior restructuring actions.

We incurred no impairment charges for the three months ended July 31, 2004, and incurred $1.5 million of impairment charges for the nine months ended July 31, 2004.  During the comparable 2003 periods, we incurred impairment charges of $0.2 million and $14.8 million.  For the three and nine months ended July 31, 2004, the charges primarily related to impairment of property included in assets held for sale.  For the three and nine months ended July 31, 2003, the impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Integrated Solutions segments.  The impairment charges were the result of our plan to dispose of excess equipment that stemmed from our decision to streamline and reduce the size of our operations.  The fair market value of the disposed equipment was determined by obtaining the prices of comparable items being sold in the open market by third parties.

Restructuring charges were $0.7 million and $12.8 million for the three and nine months ended July 31, 2004, respectively.  For the three and nine months ended July 31, 2004, these charges consisted of $0.6 million and $2.7 million of severance costs, respectively, and $0.1 million and $10.1 million for facility consolidation and lease termination costs, respectively. Restructuring charges were $5.6 million and $22.8 million for the three and nine months ended July 31, 2003, respectively.  For the three and nine months ended July 31, 2003, restructuring charges consisted of $3.4 million and $20.6 million of severance costs, respectively, and $2.2 million and $2.2 million for facility consolidation and lease termination costs, respectively.  Approximately 70 and 190 employees were impacted by reductions in force for the three and nine months ended July 31, 2004, respectively, compared to approximately 220 and 1,240 employees impacted for the three and nine months ended July 31, 2003, respectively.  The employee reductions occurred primarily in our Integrated Solutions segment.  As mentioned previously, we anticipate that our efforts to realize the cost savings opportunities presented by the KRONE acquisition will result in additional restructuring charges.

Other Income (Expense), Net

The following table provides a breakdown of other income and expenses for the three and nine months ended July 31, 2004 and 2003 (in millions):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Interest income	$0.6	$0.9	$2.9	$3.5
Gain (Loss) on sale of product lines	—	—	3.6	(2.8)
Gain (Loss) on write-down or sale of investments	0.4	—	4.8	(0.8)
Gain (Loss) on sale of fixed assets	—	(0.6)	0.3	(1.6)
Other	(0.7)	(2.0)	(2.5)	0.2
Total Other Income (Expense)	$0.3	$(1.7)	$9.1	$(1.5)

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended July 31, 2004, was 8.6% and 4.5%, respectively.  Our effective tax rate for the three and nine months ended July 31, 2003 was zero.  No income tax benefit was provided on our pretax losses for these periods as the deferred tax assets generated by the losses have been offset with a corresponding valuation reserve.  We have provided a full valuation reserve to offset a substantial portion of our deferred tax assets since our third quarter of fiscal 2002 as a result of our cumulative losses of the past three fiscal years and the full utilization of our loss carryback potential.  We will continue to maintain a full valuation reserve on a substantial portion of our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize the deferred assets in the future.  Until that time, we do not expect to record significant income tax expense or benefit.  A more detailed description of the accounting standards related to the utilization of deferred tax assets is found in Note 10 to the financial statements included in this Form 10-Q.

Discontinued Operations

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this business was classified as a discontinued operation in the first quarter of fiscal 2004, and its financial results are reported separately as discontinued operations for all periods presented.  This transaction closed on February 24, 2004.  We estimated the loss on the sale of the business based on the value of the business’ assets and liabilities as of January 31, 2004.  Subsequent to January 31, 2004, adjustments of $3.0 million were made to the previous estimate and increased the year-to-date loss on the transaction to $6.7 million.

The purchasers of the BroadAccess40 business acquired all of the stock of our subsidiary that operated this business and assumed substantially all liabilities associated with the business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction.  The purchasers issued a promissory note to us for $3.8 million that is payable within two years of the closing.

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda™ cable modem termination system product line and related FastFlow® Broadband Provisioning Manager software to BigBand Networks, Inc.  This business had been included in our Broadband Infrastructure and Access segment.  In consideration for this sale, we were issued a non-voting minority interest in BigBand.  We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years.  As of July 31, 2004, $7.0 million was drawn on the credit facility.  This transaction closed on June 29, 2004.  We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on divestiture of $2.6 million based on the value of the business’ assets and liabilities at the close of the transaction.

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView® product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments.  This business had been included in our Integrated Solutions segment.  We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months.  The transaction closed on August 27, 2004, and we received net cash proceeds of $71.2 million after funding a $4 million draw on the credit facility.  We classified this business as a discontinued operation in the third quarter of fiscal 2004.  We do not anticipate incurring a loss on the sale of this business.

Certain financial information regarding our BroadAccess40, Cuda™/ FastFlow® and Singl.eView® product lines included in discontinued operations is set forth below (in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Revenues	$15.8	$36.3	$67.9	$123.0

Loss from discontinued operations	$(10.7)	$(12.5)	$(49.0)	$(25.1)
Loss on divestiture of subsidiaries	(6.8)	—	(9.3)	—
Loss from discontinued operation, net of tax	$(17.5)	$(12.5)	$(58.3)	$(25.1)

Net Loss

Net loss was $14.3 million (or $0.02 per diluted share) and $43.3 million (or $0.05 per diluted share) for the three and nine months ended July 31, 2004, respectively, compared to a net loss of $15.1 million (or $0.02 per diluted share) and $86.0 million (or $0.11 per diluted share) for the three and nine months ended July 31, 2003, respectively.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the nine months ended July 31, 2004.  See our most recent Annual Report filed on Form 10-K for fiscal 2003 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, consisting primarily of short-term money market investments with maturities of less than 90 days, was $413.9 million at July 31, 2004, a decrease of $304.8 million from cash and cash equivalents at October 31, 2003.  The decrease in cash during the nine month period was due to the following:

•                                          Net cash used in operating activities was $18.9 million, which consisted of $37.3 million of cash used in our discontinued operations partially offset by $18.4 million of cash provided by our continuing operations.

•                                          Cash used for investing activities included net cash of $293.1 million paid for the acquisition of KRONE, capital expenditures of $10.4 million, and an increase in restricted cash of $4.2 million.  These uses of cash were offset by net sale of investments of $15.9 million, proceeds of asset sales of $10.8 million and proceeds of $3.7 million from the divestiture of product lines.  As a result, net cash used for investing activities was $278.1 million.

•                                          Cash used for financing activities was $6.9 million due to the repayment of debt of $10.2 million, primarily in connection with the sale of our Broadband Access40 business, which was offset by the issuance of common stock of $3.3 million related to employee stock incentive plans.

As of July 31, 2004, restricted cash was $19.8 million, which represents cash pledged to various financial institutions to secure certain of our obligations, primarily cash collateral for letters of credit and lease obligations.  Restricted cash is not available to us for working capital.  The restricted cash is expected to become available to us upon satisfaction of the obligations relating to the letters of credit and lease obligations.  We are entitled to the interest earnings on our restricted cash balances.

During the nine months ended July 31, 2003, cash increased $464.8 million compared to October 31, 2002.  Our primary sources of cash for the nine months ended July 31, 2003, included net proceeds of $355.5 million from the issuance of convertible unsecured subordinated notes, $132.9 million in income tax refunds and a $154.5 reduction in restricted cash.  Of the $154.5 million reduction in restricted cash, $148.2 million was used to purchase four properties subject to synthetic leases.  In addition, $14.3 million of previously restricted cash was used to pay a guarantee of a customer note receivable.

Long Term Debt

As of July 31, 2004, we had $400.0 million of convertible unsecured subordinated notes outstanding, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013.  The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each semi-annual interest payment date (i.e., which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes). The interest rate on the variable notes is 2.235% for the period ending December 15, 2004.  The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes anytime prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Vendor Financing

We have worked with customers and third-party financiers to find a means of funding customer equipment purchases from us.  As of July 31, 2004 and 2003, we had commitments to extend credit of approximately $18.1 million and $57.7 million, respectively, under such arrangements. The total amount drawn and outstanding under the commitments was approximately $18.1 million and $21.5 million as of July 31, 2004 and 2003, respectively. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn.  Some of these commitments enable the customer to draw on the commitment after the customer has made payment to us for the products we sold, up to the amount the customer previously paid to us.  Accordingly, amounts committed may affect future cash flows.  We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At July 31, 2004, we have recorded $17.7 million in loss reserves in the event of non-performance under these financing arrangements.

Working Capital Outlook

Working capital (current assets less current liabilities) decreased by $274.6 million during the nine months ended July 31, 2004, primarily due to the cash paid for KRONE.  Working capital will increase or decrease with quarterly sales levels and the timing of revenue and billings during the quarter.

We believe that our current unrestricted cash on hand, together with the proceeds of our Singl.eView® divestiture received on August 27, 2004, will be adequate to fund our working capital requirements, planned capital expenditures, and restructuring costs through fiscal 2004 and beyond.  We also believe that our unrestricted cash on hand will enable us to pursue strategic opportunities, including possible product line or business acquisitions.  However, if the cost of one or more acquisition opportunities exceeds our existing capital resources, additional sources of capital may be required.  We do not currently have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.  Thus, any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareholders.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, our estimates of probable liabilities relating to pending litigation, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs and the effect of regulatory changes.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation:  the magnitude and duration of the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our revenues are derived; our ability to restructure our business to achieve operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers or competitors, which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to successfully integrate the KRONE acquisition or other businesses we may acquire into our overall operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a substantial portion of our revenues; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our products and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, including changes in exchange rates of the U.S. dollar into foreign currencies, as approximately 50% of our sales presently come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in our Form 10-K for the period ended October 31, 2003 in Item 1 of such report under the caption “Risk Factors.”  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of July 31, 2004, our outstanding deferred compensation obligation related to the 401(k) excess plan was $5.6 million, of which $1.1 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.1 million, $2.8 million and $5.6 million, respectively, and we would incur an expense of a like amount.

We are exposed to market risk from changes in foreign exchange rates.  Our operations outside the United States have increased significantly due to the acquisition of KRONE in May 2004.  In addition, as part of the KRONE acquisition, our consolidated liabilities include an unfunded pension obligation relating to KRONE’s German workforce (approximately $60 million at July 31, 2004) which is payable in euros.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota.  The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer and former Chief Financial Officer, as defendants.  After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits.  These shareowner lawsuits were consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. Securities Litigation.  This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001.  The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period.  On November 24, 2003, we filed a motion to dismiss this lawsuit, and, on May 17, 2004, the court granted our motion and dismissed the case with prejudice.  The plaintiffs have appealed this decision to the Eighth Circuit Court of Appeals and that appeal is pending.

On May 19, 2003, we were served with a lawsuit brought by Lorraine Osborne that was filed in the United States District Court for the District of Minnesota.  The complaint names ADC and several of our current and former officers, employees and directors as defendants.  After this lawsuit was served, we were served with two substantially similar lawsuits.  All three of these lawsuits were then consolidated into a single lawsuit that is captioned In Re ADC Telecommunications, Inc. ERISA Litigation.  This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the plan from February 2000 to present.  The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act.  On February 2, 2004, we filed a motion to dismiss this lawsuit, which was denied by the court.  This case is now in the discovery phase.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  The amount of monetary liability that could result from an adverse result in these lawsuits, proceedings or claims cannot be determined at this time.  As of July 31, 2004, we had recorded $5.1 million in loss reserves in the event of such adverse outcomes in these matters.  Because litigation by its nature is uncertain, the establishment of reserves involves a considerable amount of judgment.  Refer to our discussion on “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for a further discussion of litigation reserves.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

See Exhibit Index on page 23 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein.  Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.  We will furnish to a security holder upon request a copy of any Exhibit at cost.

b.                                      Reports on Form 8-K

We filed or furnished the following Current Reports on Form 8-K during the quarter ended July 31, 2004:

Date	Item Reported
May 19, 2004	Items 7, 9, and 12 – Second quarter 2004 financial results.
June 2, 2004	Items 2, 7 and 9 – Acquisition of the KRONE Group from GenTek, Inc.
July 13, 2004	Items 2 and 7 – Divestiture of the Cuda Business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 13, 2004	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2004

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
4-g

Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent.  (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

4-h

Indenture dated as of June 4, 2003 between ADC Telecommunications, Inc. and U.S. Bank National Association.  (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4-i

Registration Rights Agreement dated as of June 4, 2003 between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representatives of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013.  (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for quarter ended July 31, 2003.)

10-a	Letter Agreement of employment between ADC Telecommunications, Inc. and Ronald A. Lowy dated March 24, 2004.
10-b	KRONE Acquisition Key Employee Retention Plan.
10-c	Terms of Ronald A. Lowy Individual Award Letter under the KRONE Acquisition Key Employee Retention Plan.
10-d	Form of Restricted Stock Unit Award Agreement used for grants to employees under the Global Stock Incentive Plan.
10-e	Form of Restricted Stock Unit Award Agreement used for non-employee directors under the Global Stock Incentive Plan.
10-f	Form of Nonqualified Stock Option Agreement used for non-employee directors under the Global Stock Incentive Plan.
10-g	Form of Nonqualified Stock Option Agreement used for non-employee directors under the Compensation Plan for Non-Employee Directors.
31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).
31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).
32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.