Form 10-K
period 2004-10-31
ADC TELECOMMUNICATIONS INC
filed 2005-01-14
CIK 61478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2004.

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-1424

ADC Telecommunications, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13625 Technology Drive Eden Prairie, Minnesota	55344-2252
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 938-8080

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.20 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [  ] No

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Stock Market® on April 30, 2004, was $ 1 , 845,936,750.61 .

The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of January 12 , 2005, was 810,457,864 .

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2005 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission on or before January 31, 2005.

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I

Item 1. BUSINESS

ADC Telecommunications, Inc. (“we”, “us” or “ADC”) was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our World Headquarters is located at 13625 Technology Drive in Eden Prairie, Minnesota.

We are a leading global supplier of communications infrastructure solutions and services. Our products and services connect every type of communications network over copper, fiber, coaxial and wireless media and enable high-speed Internet, data, video and voice services to residences, businesses and mobile communications subscribers. These products and services include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, broadcast and enterprise networks. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. We also design, equip and build networks through the provision of professional services, which compliments our hardware business by planning, deploying and maintaining communications networks.

Our customers include local and long-distance telephone companies, private enterprise networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through the following two segments of product and service offerings:

•	Broadband Infrastructure and Access; and

•	Professional Services (previously known as Integrated Solutions).

Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, wireless, cable, broadcast and enterprise network applications for the communications industry. These products consist of:

•	connectivity systems and components that provide the infrastructure to networks to connect Internet, data, video and voice services over copper, coaxial and fiber-optic cables, and

•	access systems used in the last mile/kilometer of wireline and wireless networks to deliver high-speed Internet, data and voice services.

Our Professional Services business provides integration services for broadband, multiservice communications over wireline, wireless cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United Sates Securities and Exchange Commission (the “SEC”). The “Corporate Governance” category of the Investor Relations section of our website also contains free copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws and the charter of each committee of our Board of Directors. Each of the above referenced documents can also be obtained free of charge (other than a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our investor relations department. The investor relations department’s email address is investor@adc.com and its mail address is: Investor Relations, ADC Telecommunications, Inc., P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this Form 10-K.

Industry Background

Our products and services are deployed primarily by communications service providers and the owners/operators of private enterprise networks. The competition in our industry has been extremely intense during the downturn in the communications industry that has taken place throughout the past four years. During this time period, communication service providers have engaged in fierce competition to obtain and retain customers and have cut back on capital spending levels significantly. In turn, this has led to fierce competition among vendors of communications equipment and related services to protect their market shares and placed significant pressure on the prices at which companies like ours are able to sell their products and services.

In this type of business environment, we believe those equipment providers who provide products and services that permit network operators and communications service providers to operate more efficiently and at a lower cost while meeting the changing demands of end users will be in the best position to win market share and grow their businesses. Specifically, we believe the market for communications services continues to evolve as a result of two key factors where:

•	businesses and consumers worldwide are becoming increasingly dependent on broadband, multiservice communications networks to conduct daily communications tasks; and

•	end users of communications services expect to do business with service providers or develop their own networks that can provide all of their communications needs over a single network connection at a low, often flat-rate price.

We believe these two factors are the primary drivers behind industry change; however, other factors such as regulatory changes and industry consolidation among our customers and competitors also will likely impact the competitive landscape of our industry significantly. People and businesses increasingly are accessing the Internet and using Web-based software applications through broadband connections. The growing popularity of applications such as digital video and audio programs, wireless Internet access, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming, distance learning, telemedicine and high-speed imaging is further increasing the need for broadband network infrastructure. In addition, we believe both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection as opposed to each service being conducted over a separate connection. We believe the competition among service providers to retain new customers over these more fully integrated networks is causing services to be offered more frequently at low, flat-rate prices as opposed to prices based on metered usage.

Ultimately, we believe the demand for greater levels of communications network capacity provided in low priced, “bundled” services will create new opportunities to develop and market infrastructure elements that will allow networks to provide more robust services while operating more efficiently. We believe this will be especially true in the “last mile/kilometer” portion of networks that extends from a service provider’s local office to the end user’s home, business or mobile device. It is in this section of networks where bottlenecks in the high-speed delivery of communication services are most likely to be pronounced. Our products and services are primarily focused on connecting equipment in the “last mile/kilometer” of networks to enable high-speed Internet, data, video and voice services.

Strategy

Our aim is to be the global leader in the provisioning of communications network infrastructure solutions and services. The core of our business has long been based in providing the infrastructure elements that connect equipment in communications networks with an emphasis on solutions serving the “last mile/kilometer” of a network. During the downturn of the telecommunications equipment industry in the last several years, we have taken steps to transform our business to focus more sharply on our core competency in network infrastructure where we believe we hold sustainable competitive advantages. During the last fiscal year, we have divested four businesses that either were not profitable or did not conform to our more focused strategy. As we have conducted this internal restructuring, we also have sought opportunities to grow our business in ways that complement our strategic focus. In fiscal 2004, we completed a significant acquisition that we believe furthered our global network infrastructure strategy when we purchased the KRONE Group (“KRONE”), a global supplier of connectivity solutions and cabling products used in public access and enterprise networks. KRONE’s product and service offerings are an extension of our own core connectivity competencies. We also believe this acquisition has several significant strategic elements that will benefit our long-term objectives. The KRONE acquisition:

•	Significantly expands our presence in the global marketplace. Historically KRONE has derived about 75% of its net sales from outside the United States. In contrast we historically have derived approximately 30% of our net sales from outside the United States. Following the KRONE acquisition we now have more than 3,000 customers worldwide. KRONE’s results were included in our entire fourth quarter in fiscal 2004 when our sales distribution was approximately 52% in the United States, 30% in Europe and 18% spread throughout the rest of the world.

•	Provides us with an established position in the enterprise customer market through KRONE’s advanced structured cabling products. These products are used to connect enterprise networks within a building or in a campus environment. We believe that over time this market position will diversify our large portion of business with communication service provider customers.

•	Gives us greater scale by adding approximately 2,000 employees and eight manufacturing facilities located around the world and permits us to reduce the combined costs of the two operations by eliminating duplicative facilities, processes and general and administration functions.

•	Creates opportunities to increase revenue by cross-selling our historical products and KRONE’s products to each of our historical customers.

•	Enables us to build a greater market position in important emerging markets such as China, India, Southeast Asia, Eastern Europe and Russia through KRONE’s established presence in these markets.

•	Provides us with greater access to sell more product through indirect sales channels as KRONE historically has sold approximately 50% of its products through third party distributors whereas we historically have sold approximately 25%.

The KRONE acquisition is in many ways a reflection of the larger growth strategy we are seeking to implement, which includes the following key components:

•	sales growth through market share gains, new product introductions and expansion into adjacent and related markets;

•	development of new sales channels and market opportunities through the use of partnerships and alliances with other equipment vendors, distributors, resellers and systems integrators;

•	lowering our cost structure to compete effectively in a more cost-conscious marketplace; and

•	product portfolio additions through strategic acquisitions.

Growing Sales.    In the current environment of reduced capital spending by communication service providers, we believe that we must gain market share in order to grow our business. We intend to increase our market share by offering a compelling value proposition through a combination of customer-specific solutions, product functionality, high-quality, on-time delivery, price-competitiveness and world-class customer service. We place particular emphasis on helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges in providing communication services to end users. We also intend to develop and introduce new products that have applications in our current markets as well as adjacent markets focused primarily on the “last mile/kilometer” of networks.

Development of New Sales Channels.    We believe that we can effectively partner with other companies serving the public and private communication network markets to offer more complete solutions to customer needs. Our connectivity products in particular are conducive for incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels.

Monitoring Low Cost Structure.    We intend to continue our efforts to lower our overall cost structure to remain a low-cost industry leader in selected product areas, while also maintaining our reputation for high-quality products and services and world-class customer service.

Product Portfolio Additions.    We continue to search for appropriate acquisition opportunities to strengthen our core product portfolio of network infrastructure solutions serving the last “mile/kilometer”

of networks. Our efforts are focused on opportunities within our existing markets, as well as opportunities in adjacent or related markets that will strengthen our product offerings or enhance our geographic operations. In addition, we will continue to evaluate and monitor our existing business and product lines for growth and profitability prospects and, if we believe necessary, deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.

Our ability to implement our strategy effectively is subject to numerous uncertainties, the most significant of which are described in the section captioned “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.

Product and Service Offering Groups

Our Broadband Infrastructure and Access business focuses on broadband connectivity products for a variety of communications network and enterprise applications, DSL offerings and wireless coverage for the communications industry. Broadband Infrastructure and Access products accounted for approximately 76.7%, 72.3% and 76.9% of our net sales in fiscal 2004, 2003 and 2002, respectively.

Our Professional Services business focuses on planning, deploying and maintaining network infrastructure. Professional Services products and services accounted for approximately 23.3%, 27.7% and 23.1% of our net sales in fiscal 2004, 2003 and 2002, respectively. The primary products and services offered by each of these segments are described below.

As used in this report, fiscal 2002, fiscal 2003, fiscal 2004 and fiscal 2005 refer to our fiscal years ended or ending October 31, 2002, 2003, 2004 and 2005, respectively.

See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding these two business segments as well as information regarding our assets and sales by geographic region.

Broadband Infrastructure and Access

Our Broadband Infrastructure and Access products for public network providers are located primarily in communications service provider offices and networks, including telephone company central offices and networks, cable television company networks, and wireless company global switching centers, networks and tower sites. All of these facilities contain the equipment used in switching and transmitting incoming and outgoing communications channels. Portions of our broadband transmission systems are located in the public network outside the serving offices and on end-users’ premises. Our enterprise private and governmental network customers generally purchase our products for installation in the networks located on their premises. We also sell connection products for broadcast entertainment facilities. Broadband Infrastructure and Access products consist of the following general product groupings:

Broadband Connectivity Systems and Components

Our connectivity devices are used in copper (twisted pair), coaxial, fiber-optic, wireless and broadcast communications networks. These products provide the physical interconnections between network components or access points into networks. Principally, these products include:

DSX and DDF Products.    We manufacture digital signal cross-connect (“DSX”) and digital distribution frame (“DDF”) modules, panels and bays, which are designed to terminate and cross-connect copper channels and gain access to digital channels for Internet, data, video and voice transmission. Within our DSX and DDF product group, we offer solutions to meet global market needs for both twisted-pair and coaxial cable solutions.

Fiber-to-the-X Products.    ADC’s OmniReach™ product family of fiber distribution terminals, fiber access terminals, passive optical splitter modules, wavelength division multiplexer modules, connectors and drop cables is designed to bring flexibility in implementation and optimization of capital infrastructure to customers deploying fiber optic lines directly from the communications service provider’s local office to its residential or business subscribers’ neighborhood, curb or premises (“fiber-to-the-X”).

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

RF Signal Management Products.    Our series of Radio Frequency (“RF”) products are designed to meet the unique performance requirements of video and data transmission over coaxial cable used in today’s cable television networks and emerging cable modem networks. The RF Worx® product family leads the industry by offering the “plug-and-play” flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RF Worx system provides cable television network design engineers with the full breadth of RF signal management tools that are essential in an evolving cable television headend environment.

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

Structured Cabling Products.    Structured cabling products are the cables, jacks, plugs, jumpers, frames and panels used to connect desk top systems like personal computers to the network switches and servers in large enterprise campus and condominium high-rise buildings. Our cabling products include multi-mode fiber used primarily to interconnect switches within servers as well as various generations of unshielded twisted-pair copper cable capable of supporting varying bandwidth requirements.

Broadcast and Entertainment Products.    Broadcast and Entertainment products are audio, video, data patching and connectors used to connect and access worldwide broadcast radio and television networks. The industry leading Pro-Patch® brand is recognized as the leader in digital broadcast patching. The products include our ProAx™ triaxial connectors preferred by mobile broadcast trucks, DBS satellite and large venue live broadcasts like the Olympic games. A new line of HDTV products exceed the highest performance standards in the new digital broadcast industry.

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

Wireless Systems and Components

Our wireless systems and components help amplify and extend the coverage of wireless communications networks. These products include:

Wireless Infrastructure Equipment and Subsystems.    We develop, manufacture and market SMARTop® and ClearGain® families of tower-top amplifier products, which are distributed globally for all major air interfaces. These products are sold primarily to wireless carriers and original equipment manufacturers (“OEMs”).

Coverage Products.    Our Digivance® family of wireless systems products includes solutions that address coverage and capacity challenges for wireless operators. Our solutions address a range of applications, from base station hotels that serve significant segments of a metropolitan area to products that provide complete coverage for a single building or campus. The Digivance family is the next-generation replacement of our existing CityCell® product offering.

Wireline Systems

Our wireline systems products include carrier-class intelligent loop access platforms that operate between service providers’ serving offices and the last mile/kilometer portion of communications networks. Our Soneplex® and HiGain® products enable communications service providers to deliver T1/E1-based services over copper or optical facilities in the last mile/kilometer of communications networks. Soneplex and HiGain products integrate functions and capabilities that help reduce the capital and operating costs of delivering T1/E1-based services. Our PG-Flex® product is a micro digital loop carrier that is used by telecommunications service providers to increase the carrying capacity of common voice-grade copper wire in the last mile/kilometer of communications networks. This system is capable of conveying both regular voice service and asymmetrical digital subscriber line (“ADSL”) signals.

Professional Services

Professional services consist of systems integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services to consumers and businesses.

Our professional services are offered in North America and Europe and provide integration solutions for customers that deliver Internet, data, video and voice services over networks. Our professional services support both the multi-vendor and multi-service delivery requirements of our customers. These services support customers throughout the technology life-cycle, from network design, build-out, turn-up and testing to ongoing maintenance and training, and are utilized by our customers in creating and maintaining intra-office, inter-office, or coast-to-coast networks.

Sales and Marketing

Our products and services are used by customers in four primary markets:

•	the U.S. public communications network market, which includes the four major U.S. incumbent local exchange carriers (Verizon, BellSouth, SBC and Qwest), other local telephone companies, long-distance carriers, wireless service providers and cable television operators;

•	the U.S. private and governmental markets, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use;

•	the public and private network markets outside of the United States; and

•	other communications equipment vendors, who incorporate our products into products and systems that they in turn sell into the three markets listed above.

The majority of our sales are made to telecommunications service providers, and the four major U.S. incumbent local exchange carriers combined accounted for approximately 30.4%, 33.4% and 36.5% of our revenues during fiscal 2004, 2003 and 2002, respectively. Verizon Communications, Inc., accounted for 13.3%, 12.6% and 13.6% of our sales in fiscal 2004, 2003 and 2002. SBC Communications, Inc., accounted for 11.2% of our sales in fiscal 2002. Our customer base is relatively concentrated with our top ten customers accounting for 46.3%, 55.3% and 54.1% of our net sales in fiscal 2004, 2003 and 2002, respectively. Sales to KRONE customers represented 21.8% of our net sales in fiscal 2004. Due to the generally short lead times between receipt of a customer order and the time we ship the product, our committed backlog of orders is not a material portion of our annual revenues, and thus is not a meaningful indicator of future revenues.

Outside the United States, we market our products to telephone operating companies, owners and operators of private enterprise networks, cable television operators and wireless service providers for networks located in Africa, Asia, Canada, Europe, Latin America, the Middle East and the Pacific Region. Our non-U.S. net sales accounted for approximately 40.4%, 26.0% and 20.2% of our net sales in fiscal 2004, 2003 and 2002, respectively. Although the sales are not concentrated in any one country, Europe is the region that accounted for the largest percentage of sales outside of North America. We believe approximately 50% of our net sales will be accounted for outside the United States following our acquisition of KRONE.

Our direct sales force completes a majority of our sales. We maintain sales offices throughout the United States and in Asia, Australia, Canada, Europe, Latin America, the Middle East, South Africa and the Pacific region. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers, distributors and manufacturers’ representatives. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products outside the United States. Nearly all of our sales to enterprise networks outside the United States are conducted through third party distributors who have historical relationships with KRONE. We intend to explore ways to use these relationships to sell our historical products as well as KRONE’s historical products.

We maintain a customer service group that supports our field sales personnel. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service engineering group that provides on-site service to customers.

Research and Development

We believe that our future success depends, in part, on our ability to adapt to the rapidly changing communications environment, to maintain our significant expertise in core technologies and to continue to meet and anticipate our customers’ needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. The focus of our research and development activities will change over time based on particular customer needs and industry trends as well as our decisions with respect to those areas we believe we are most likely to achieve success. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances relating to new products and technologies from sources outside ADC. Our expenses relating to internal research and development activities were $59.1 million, $59.9 million and $106.8 million in fiscal 2004, 2003 and 2002, respectively. These amounts represented 7.5%, 10.2% and 13.0% of our total revenues in each of those respective fiscal years. These percentages have decreased over time as we have become more focused on the initiatives we will fund and as our operations have become more focused on infrastructure products.

During fiscal 2004, our research and development activities were directed primarily at development in the following areas:

•	connectivity products for fiber-to-the-X initiatives;

•	line-powered solutions for the deployment of wireless fidelity (“Wi-Fi”) internet access service;

•	high-performance structured cables, jacks, plugs, jumpers, frames and panels to enable the use of increasingly higher-performance network protocols within a private network;

•	connectivity products that enable the use of network protocols within the public communications network, which is used by our customers to more effectively deploy data services over their historic voice-based networks; and

•	digital interfaces for wireless networks that will enable software-based products to interact with the physical elements of these networks.

New product development often requires long-term forecasting of market trends, the development and implementation of new processes and technologies and a prioritization of substantial capital commitment. Due to the uncertainties inherent in each of these elements, there can be no assurance that any new products we develop will achieve market acceptance or be profitable. In addition, as we balance our development efforts with our efforts to achieve sustained profitability, we intend to be more focused and selective in our research and development efforts towards projects that we believe directly advance our strategic aims and have a higher probability to return our investment.

Competition

Competition in the communications equipment industry is intense, particularly in light of reduced spending levels by our customers. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than us. In addition, rapid technological developments within the communications industry have resulted in frequent changes among our group of competitors. Currently, our primary competitors include:

For Broadband Infrastructure and Access products: 3M, ADTRAN, Andrew, CommScope, Corning, Furukawa, Nexans, Powerwave, Schmitt, Telect, and Tyco.

For Professional Services: Butler, Graniou, Greenwoods, Lucent Technologies, NEC, SAG, and SPIE.

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

With the current reduced level of spending by our customers, we have experienced increased pricing pressures from competitors, as well as general pricing pressure from our customers as part of their cost reduction efforts. Price will likely continue to be a major factor in the markets in which we compete and we believe our ability to potentially offset any downward pressure on prices primarily would be driven by the above listed success factors.

We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, continuing regulatory changes and industry consolidation will continue to cause rapid evolution in the competitive environment of the communications equipment market. For instance, the Federal Communications Commission (the “FCC”) recently determined that large regional bell operating companies (“RBOCs”) are not required to share access with common local exchange carrier competitors to fiber-based networks that extend all the way or most of the way to end users’ premises. This development has caused several RBOCs to announce significant capital spending increases on fiber-to-the-X initiatives—a result that may benefit our business and that may not have occurred nearly as rapidly had the FCC taken a different position. At this time, it is difficult to predict the full scope and nature of the evolution in our competitive environment. We cannot assure you that we will be able to compete successfully with existing or new competitors. Competitive pressures may materially and adversely affect our business, operating results or financial condition.

Manufacturing and Suppliers

We manufacture a variety of products that are fabricated, assembled and tested in our own facilities around the world. In an effort to reduce costs and improve customer service, we attempt to manufacture our products in the region of the world where they will be deployed. Our global sourcing team uses vendors from around the world to procure key components and raw material at advantageous prices and lead times. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is completely vertically integrated and consists primarily of the fabrication of jacks, plugs, cables and other basic components from raw materials as well as the assembly of components and the testing of products. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products within our Broadband Infrastructure and Access segment. We estimate that products obtained from outsourced manufacturers accounted for approximately 19% of our net sales for the Broadband Infrastructure and Access segment in fiscal 2004.

We purchase raw materials and component parts from many suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities. At this time, we are noticing some increase in the prices for some raw materials we use to make products. Such increases we believe are caused primarily by heightened demand for materials in developing markets such as China. To date, we have been able to mitigate most of such increases through greater purchasing power we now have following our acquisition of KRONE. These circumstances could change, however, and we cannot guarantee that sufficient quantities or quality of raw materials and component parts will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices.

Proprietary Rights

We own a portfolio of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.

We have registered the initials “ADC” as well as the word “KRONE” each alone and in conjunction with specific designs as trademarks in the United States and various foreign countries.

Employees

As of October 31, 2004, we employed approximately 7,500 people worldwide, which is an increase of approximately 1,800 employees during fiscal 2004 and includes approximately 2,000 employees who joined ADC as a result of the KRONE acquisition. During the ongoing restructuring of our business in fiscal 2004, the effect of involuntary reductions, attrition and divestitures reduced employee headcount, while hiring in certain areas significantly offset much of the overall restructuring impact on ADC’s total employee population.

Executive Officers of the Registrant

Our executive officers are:

Name	Office	Officer Since	Age
Robert E. Switz	President and Chief Executive Officer	1994	58
Gokul V. Hemmady	Vice President, Chief Financial Officer	1997	44
Michael K. Pratt	Vice President, President, Wireline and Wireless Business Unit	2002	50
Patrick D. O’Brien	Vice President, President, Connectivity Business Unit	2002	41
Jo Anne M. Anderson	Vice President, President, Professional Services Business Unit	2001	47
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	45
Laura N. Owen	Vice President, Human Resources	1999	48
Mary E. Quay	Vice President, Worldwide Operations	2002	52
William T. Pieper	Vice President, Controller	2004	39

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

Mr. Pratt joined ADC in June 2002, as President of ADC’s Wireline Business Unit. In September 2004 he also was named President of ADC’s Wireless Business Unit. Prior to joining ADC, Mr. Pratt served in a variety of positions, including Vice President and General Manager of the Access Systems Division of RELTEC Corporation, from 1996 to 1999. In March 1999, RELTEC Corporation was acquired by Marconi, Inc., a subsidiary of Marconi plc, a global telecommunications equipment and solutions company. Mr. Pratt continued to serve as the Vice President and General Manager of this business following this acquisition, until he was promoted to Executive Vice President of Marconi, Inc. in July 2000, a position he held until joining ADC.

Mr. O’Brien joined ADC in 1993 and was named President of ADC’s Global Connectivity Solutions Business Unit in September 2004. From May 2004 through August 2004, Mr. O’Brien served as President and Regional Director of the Americas Region for ADC. Mr. O’Brien also served as President of our Copper and Fiber Connectivity Business Unit from October 2002 to May 2004. Mr. O’Brien joined ADC in 1993 as a product manager for the company’s industry-leading DSX products and, during the following eight years, he held a variety of positions of increasing responsibility in the product management area, including positions such as vice president and general manager of copper and fiber connectivity products. Prior to joining ADC, Mr. O’Brien was employed by Contel Telephone for six years in a network planning capacity.

Ms. Anderson joined ADC in 1983 and was named President of ADC’s Professional Services Business Unit in November 2000. Prior to that Ms. Anderson served as Vice President of ADC’s Systems Integration Business from May 1998 to November 2000, after having served as ADC’s Vice President, Global Customer Service. She also served as President of ADC’s Software Systems Division from November 2003 until the businesses of the division were divested in 2004.

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

Ms. Quay joined ADC in 1977 and has served in a variety of positions over her 27-year career at ADC. During the last five years, Ms. Quay served as Vice President of Manufacturing/Operations, and during 2002, Ms. Quay was named as Vice President, Worldwide Operations.

Mr. Pieper joined ADC in June 2004, as Vice President and Corporate Controller. Prior to that, Mr. Pieper held a variety of positions at NRG Energy, Inc., an international power producer, from 1995 to 2004, where he most recently served as Vice President and Controller. Mr. Pieper also practiced as a Certified Public Accountant for six years with the firm of KPMG LLP.

Risk Factors

The foregoing discussion and the discussion contained in other Items of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including any statements regarding:

•	future sales and cost reductions, profit percentages, realization of deferred tax assets, earnings per share or other results of operations;

•	the continuation of historical patterns and trends such as seasonality in the buying pattern of our customers;

•	the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs;

•	the occurrence or impact of consolidation among our customers or competitors;

•	the effect of legal and regulatory developments; and

•	the economy in general or the future of the communications equipment and communications services industries on our business.

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

Our operating results during the last four fiscal years have been significantly impacted by the substantial downturn in the telecommunications equipment industry. In this market environment, many of our customers reduced their equipment purchases and have deferred capital spending. As a result, our revenues decreased in fiscal 2003 and 2002 and increased in 2004 primarily because of our acquisition of KRONE in May 2004. A majority of our revenues are derived from telecommunication service providers. These customers have greatly reduced their spending on communications equipment. Our business also has been impacted negatively by reduced or deferred capital spending by our other customers. Further, when our customers announce spending initiatives that might positively impact one or more of our products; it is possible the customers will contemporaneously reduce spending in a manner that would negatively impact other of our products. Some of our customers have experienced serious financial difficulties. In certain cases, these difficulties have resulted in bankruptcy filings or cessation of operations.

The general slowdown in the United States economy in the last several years has also negatively impacted our business and operating results. While there is debate about the strength of an ongoing general recovery in the overall economy, we expect any significant recovery in the communications market to lag behind a general economic recovery. Our customers are dependent on the level of end user demand for communication services, and they are likely to continue to defer significant network expansions until there is greater demand for Internet, data, video and voice services. If general economic conditions in the United States and globally do not improve, or if there is a worsening of the United States or global economy, we may continue to experience material adverse effects on our business, financial condition and results of operations.

We incurred significant net losses in fiscal 2003, 2002 and 2001. No assurance can be given that we will consistently maintain operating profitability in the future.

We incurred losses from continuing operations of $42.6 million, $980.2 million in fiscal 2003 and 2002, respectively. We also incurred significant losses in fiscal 2001. While we returned to profitability in fiscal 2004, it is not clear that we will be able to achieve revenue and gross margin levels needed to sustain profitability.

When the significant reduction in communications equipment spending became evident in fiscal 2001, we began implementing a restructuring plan to reduce operating expenses and capital expenditures and to narrow the strategic focus of our business. As a result in large part of this restructuring plan, we incurred impairment and restructuring charges of $14.0 million, $43.7 million and $543.1 million in fiscal years 2004, 2003 and 2002, respectively. Although most of the restructuring plan initiatives have been implemented, we may be required to further restructure our business if we do not achieve sustained profitability.

As a result of the restructuring plans, we have significantly reduced expenses and lowered our quarterly revenue break-even point. However, we may not be able to achieve anticipated revenue levels in future quarters or further reduce our expenses if revenue shortfalls occur. As a result, no assurance can be given that we will achieve and maintain operating profitability.

Shifts in our product mix may result in declines in gross profit, as a percentage of net sales.

Our gross profit, as a percentage of net sales, varies among our product groups. Our overall gross profit, as a percentage of net sales, has fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter), the introduction of new products, decreases in average selling prices and our ability to reduce manufacturing costs. We expect such fluctuation in gross profit to continue in the future. Further, as KRONE has historically sold certain products at margins lower than the margins at which our products have sold, the integration of KRONE’s business with our own is likely to impact our gross profit levels. In addition, our gross margins could be lower based on the amount of new products we sell that have lower startup gross margins.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.

We believe it is likely that there will be increased consolidation among our customers in order for them to increase market share, diversify product portfolios and achieve greater economies of scale. Consolidation is likely to impact our business as our customers focus on integrating their operations and choosing their equipment vendors. After a consolidation occurs, there can be no assurance that we will continue to supply equipment to the surviving communications service provider. The impact of significant mergers on our business, like those recently announced between Cingular and AT&T Wireless or Sprint and Nextel, is likely to be unclear until sometime after such transactions have closed.

Our sales could be negatively impacted if one or more of our key customers substantially reduce orders for our products.

Our customer base is relatively concentrated with our top ten customers accounting for 46.3%, 55.3% and 54.1% of net sales for fiscal years 2004, 2003 and 2002, respectively. While our recent acquisition of KRONE has diversified our customer base, if we lose a significant customer, our sales and gross margins would be negatively impacted. In addition, the loss of sales may require us to record additional impairment and restructuring charges or exit a particular business or product line.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

The communications equipment industry is characterized by rapid technological change. In our industry, we also face evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements by our competitors. The introduction of products using new technologies or the adoption of new industry standards can make our existing products or products under development obsolete or unmarketable. For example, it is possible that fiber-to-the-X initiatives may negatively impact sales of non-fiber products. In order to grow and remain competitive, we will need to adapt to these rapidly changing technologies, to enhance our existing solutions and to introduce new solutions to address our customers’ changing demands.

We may not accurately predict technological trends or new products in the communications equipment market. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and a substantial capital commitment. In addition, we do not know whether our products and services will meet with market acceptance or be profitable. Many of our competitors have greater engineering and product development resources than us. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be more selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we have any significant delays in product development or introduction, our business, operating results and financial condition could be materially adversely affected.

We may make additional strategic changes to our product portfolio, but our strategic changes and restructuring programs may not yield the benefits that we expect.

In connection with the downturn in the communications industry we have divested or closed numerous product lines and businesses that either were not profitable or did not match our new strategic focus. As necessary, we may make further divestitures or closures of product lines and businesses. We also may make strategic acquisitions.

The impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition, are unknown at this time. If we acquire other businesses in our areas of strategic focus, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. In addition to these integration risks, if we acquire new businesses, we may not realize all of the anticipated benefits of these acquisitions, and we may not be able to retain key management, technical and sales personnel after an acquisition. Divestitures or elimination of existing businesses or product lines could also have disruptive effects and may cause us to incur material expenses.

If we seek to secure additional financing, we may not be able to obtain it. Also, if we are able to secure additional financing, our shareowners may experience dilution of their ownership interest or we may be subject to limitations on our operations.

We currently anticipate that our available cash resources, which include existing cash and cash equivalents, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of fiscal 2005 and, if we are able to maintain breakeven or positive cash flow from operations, for the next several years. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. We do not currently have any significant available lines of credit or other significant credit facilities, and we are not certain that we can obtain commercial bank financing or, if it is available, whether it will be on acceptable terms. If we raise additional funds through the issuance of equity or equity-related securities, our shareowners may experience dilution of their ownership interests, and the newly issued securities may have rights superior to those of common stock. See “Risks Related to our Common Stock” below. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility.

Our industry is highly competitive and subject to significant downward pressure on the pricing for our products.

Competition in the communications equipment and related services industry is intense. We believe our success in competing with other manufacturers of communications equipment products and related services will depend primarily on our engineering, manufacturing and marketing skills, the price, quality and reliability of our products, our delivery and service capabilities and our control of operating expenses. We have experienced and anticipate experiencing increasing pricing pressures from current and future competitors as well as general pricing pressure from our customers as part of their cost containment efforts. Our industry is currently characterized by many vendors pursuing relatively few and very large customers, which provides our customers with the ability to exert significant pressure on their suppliers. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than us. As a result, other competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements or offer more aggressive price reductions.

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

Our operating results are difficult to predict and fluctuate significantly from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly earnings results may be caused by many factors, including:

•	the volume and timing of orders from and shipments to our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and sales recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	the overall level of capital expenditures by our customers;

•	the market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the utilization of our production capacity and employees; and

•	the availability and cost of key components.

Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular period are lower than expected, our operating results will be affected adversely.

In addition, prior to fiscal 2001 and during fiscal 2004, our operating results were subject to seasonal factors. We historically have had stronger demand for our products and services in the fourth fiscal quarter ending October 31, primarily as a result of our year-end incentives and customer budget cycles. We typically have experienced weaker demand for our products and services in the first fiscal quarter ending January 31, primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers during that period and a general industry slowdown during that period.

Due to the economic downturn in the communications equipment and services market, this historical trend of seasonality was not evident during fiscal years 2001-2003. Our historical seasonal pattern returned in fiscal 2004 and we presently expect it to continue in fiscal 2005.

The regulatory environment in which our customers operate is changing.

Although our business is not subject to a significant amount of direct regulation, the communications service industry in which our customers operate is subject to significant federal and state regulation in the United States as well as regulation in other countries. In early 1996, the United States Telecommunications Act of 1996 was enacted. This Act lifted certain restrictions on the ability of companies, including the RBOC’s and other ADC customers, to compete with one another. The Act also made other significant changes in the regulation of the telecommunications industry. These changes generally have increased our opportunities to provide solutions for our customers’ Internet, data, video and voice needs.

However, the established telecommunications providers have stated that some of these changes have diminished the profitability of additional investments made by them in their networks, which reduces their demand for our products. On February 20, 2003, the FCC adopted rules under this Act concerning the obligation of the established telecommunication service providers to share their networks with competitors, a practice known as “unbundling.” The FCC essentially retained the existing unbundling obligations of the carriers with respect to their historic copper-based network infrastructure, and ruled not to require the unbundling of certain network elements in their next generation hybrid and fiber networks. In August 2003, the FCC issued its final rules on these unbundling obligations and in October 2004 conclusively affirmed that RBOCs are not required to unbundle their networks for the provision of fiber-

based services all the way or almost all the way to end user premises’. In turn, several RBOCs have stated their intention to increase capital spending on fiber-to-the-x initiatives.

Future regulatory changes affecting the communications industry are anticipated both in the United States and internationally. These changes could affect our customers and alter demand for our products. Recently announced or future changes could also come under legal challenge and be altered, thereby reversing the effect the initial announcement of changes was expected to have on our business. In addition, competition in our markets could intensify as the result of changes to existing regulations or new regulations. Accordingly, changes in the regulatory environment could adversely affect our business and results of operations.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.

As a result of adverse conditions in the communications market, some of our customers have and may continue to experience serious financial difficulties, which in some cases have resulted or may result in bankruptcy filings or cessation of operations. In the future, if customers experiencing financial problems default and fail to pay amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. In the current environment in the communications equipment and related services industry and the United States and global economy, it is possible that customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition.

We also have provided financing to some of our customers for purchases of our equipment. As of October 31, 2004, we had loaned $17.7 million, and we have recorded $17.5 million in loss reserves in the event of non-performance related to these financing arrangements. We have not closed on a transaction where new financing was made available to a customer since 2003.

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

Our non-United States sales accounted for approximately 40.4%, 26.0% and 20.2% of our net sales in fiscal 2004, 2003 and 2002, respectively. We expect non-United States sales to remain a significant percentage of net sales in the future. In fact, absent additional acquisitions or divestitures, we expect our acquisition of KRONE to cause our non-United States sales to represent approximately one-half our net sales. In addition to sales and distribution in numerous countries, we own or lease operations located in Austria, Australia, Belgium, Brazil, Canada, Chile, China, France, Germany, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Norway, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Taiwan, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam. Due to our non-United States sales and our non-United States operations, we are subject to the risks of conducting business globally. These risks include:

•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	tariffs and other barriers and restrictions;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes; and

•	the burdens of complying with a variety of non-United States laws and telecommunications standards.

We also are subject to general geopolitical and environmental risks, such as terrorism, political and economic instability, changes in diplomatic or trade relationships and natural disasters. We maintain business operations and have sales in many non-United States markets. Economic conditions in many of these markets represent significant risks to us. We cannot predict whether our sales and business operations in these markets will be affected adversely by these conditions.

Instability in non-United States markets, which we believe is most likely to occur in the Middle East, Asia and Latin America, could have a negative impact on our business, financial condition and operating results. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global war on terror also may have negative effects on the operating results of some of our businesses. In addition to the effect of global economic instability on non-United States sales, sales to United States customers having significant non-United States operations could be impacted negatively by these conditions.

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

Also, rights that may be granted under any patent application in the future may not provide competitive advantages to us. Intellectual property protection in foreign jurisdictions may be limited or unavailable. In addition, many of our competitors have substantially larger portfolios of patents and other intellectual property rights than us.

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

Internal Controls under Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending October 31, 2005, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2005. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005. We presently are implementing a plan designed to assure compliance with these new requirements, but we have not yet completed our assessment of the effectiveness of our internal control. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our regulatory reporting obligations timely.

Product defects could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects. Any failure or poor performance of our products could result in:

•	delayed market acceptance of our products;

•	delays in product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify the source of errors and correct them;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

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

Our ability to produce our products is dependent upon the availability of certain raw materials and supplies. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations because of global market demands. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Reduced supply and higher prices of raw materials and supplies may affect our business, operating results and financial condition adversely.

In addition, we have significant reliance on contract manufacturers to make certain of our products on our behalf. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. We may outsource additional functions in the future.

We have been named as a defendant in securities and other litigation.

We are the defendant in two purported shareowner class action lawsuits. In the first such lawsuit, In Re ADC Telecommunications, Inc. Securities Litigation, the complaint alleges that we violated the securities laws by making false and misleading statements about our financial performance and business prospects. Although the court granted our motion to dismiss this lawsuit, the plaintiffs have appealed this decision.

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

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2004, we had recorded approximately $5.2 million in loss reserves for these matters. Because of the uncertainty inhere n t in litigation, it is possible that unfavorable resolutio n s of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.

We are subject to risks associated with changes in security prices, interest rates and foreign currency exchange rates.

We face market risks from changes in security prices and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. At times, we reduce this risk through the use of derivative financial instruments. However, we do not enter into derivative instruments for the purpose of speculation.

Also, we are exposed to market risks from changes in foreign currency exchange rates. From time to time, we hedge our foreign currency exchange risk. The objective of this program is to protect our net monetary assets and liabilities in non-functional currencies from fluctuations due to movements in foreign currency exchange rates. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net assets position. As a result of our increased international exposure due to the KRONE acquisition, we may hedge foreign currency exposures in the future. At October 31, 2004, we did not hedge any foreign currency exchange exposures.

Risks Related to Our Common Stock

Our stock price is volatile.

Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. The fluctuations could occur from day-to-day or over a longer period of time. The factors that may cause such fluctuations include:

•	announcements of new products and services by us or our competitors;

•	quarterly fluctuations in our financial results or the financial results of our competitors or our customers;

•	customer contract awards to us or our competitors;

•	increased competition with our competitors or among our customers;

•	consolidation among our competitors or customers;

•	disputes concerning intellectual property rights;

•	the financial health of ADC, our competitors or our customers;

•	developments in telecommunications regulations;

•	general conditions in the communications equipment industry; and

•	general economic conditions in the U.S. or internationally.

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

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

Item 2. PROPERTIES

Our corporate headquarters are located in Eden Prairie, Minnesota. Our corporate headquarters comprise approximately 500,000 sq. ft., and we own this facility.

In addition to our headquarters facility, our principal facilities as of October 31, 2004, consisted of the following:

•	Shakopee, Minnesota—approximately 360,000 sq. ft., owned facility; general purpose facility used for engineering, manufacturing, and general support of our global connectivity products;

•	Juarez and Delicias, Mexico—approximately 273,000 and 139,000 sq. ft., respectively, owned facilities; manufacturing facilities used for our global connectivity products;

•	Berlin, Germany—approximately 619,000 sq. ft., leased facility; general purpose facility used for engineering, manufacturing, and general support of our global connectivity products;

•	Berkely Vale, Australia—approximately 98,000 sq. ft., owned facility; general purpose facility for engineering, manufacturing, and general support of our global connectivity products;

•	Bangalore, India—approximately 88,000 sq. ft., owned facility; manufacturing facility used for our global connectivity products;

•	Raleigh, North Carolina—approximately 40,000 sq. ft., leased facility; general purpose facility used for engineering, testing and general support for our wireline products;

•	Glenrothes, Scotland—approximately 60,000 sq. ft., owned facility; manufacturing facility used for our global connectivity products; and

•	Santa Teresa, New Mexico—approximately 208,000 sq. ft. leased facility; global warehouse and distribution center with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations.

We also own or lease approximately 110 other facilities in the following locations: Austria, Australia, Belgium, Brazil, Canada, Chile, China, France, Germany, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Norway, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Taiwan, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.

We believe that the facilities used in our operations are suitable for their respective uses and adequate to meet our current needs. During fiscal 2004, we added several facilities as a result of our acquisition of KRONE. At the same time, we continued to take steps to reduce and consolidate our facilities in response to the downturn in the communications equipment industry that began in our fiscal 2001. At the end of fiscal 2003, we had active space and irrevocable commitments to activate space totaling approximately 2.3 million square feet. Through the acquisition of KRONE, divestiture of certain business units, sale or subleasing of facilities, and termination of certain leases, we presently maintain approximately 4.1 million square feet of active space. We presently are subleasing or are attempting to sell or sublease a total of approximately 1.6 million square feet of space at locations around the world.

Item 3. LEGAL PROCEEDINGS

On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota. The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer and former Chief Financial Officer, as defendants. After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits. These shareowner lawsuits were consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. Securities Litigation. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001. The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. On November 24, 2003, we filed a motion to dismiss this lawsuit, and the court granted our motion and dismissed the case with prejudice on May 17, 2004. The plaintiffs have appealed this decision to the Eighth Circuit Court of Appeals and that appeal is pending.

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

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2004, we had recorded approximately $5.2 million in loss reserves for these matters. Because of the uncertainty inhere n t in litigation, it is possible that unfavorable resolutio n s of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.20 par value, is traded on The NASDAQ Stock Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2004 and 2003, as reported on that market.

	2004		2003
	High	Low	High	Low
First Quarter	$3.85	$2.32	$3.15	$1.51
Second Quarter	3.61	2.32	2.73	2.05
Third Quarter	2.85	2.10	3.21	1.96
Fourth Quarter	2.44	1.75	2.90	2.10

As of January 12 , 2005, there were 12,611 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends for the foreseeable future. We did not repurchase any equity securities in fiscal 2004.

Item 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data. The data included in the following table has been restated to reflect the assets, liabilities and results of operations of certain businesses that have met the criteria for treatment as discontinued operations. For additional information, refer to Item 8—Note 4 to the Consolidated Financial Statements. The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31
(dollars in millions, except per share data)

	2004	2003	2002	2001	2000
Income Statement Data from Continuing Operations
Net sales	$784.3	$589.4	$819.5	$2,141.3	$3,012.0
Gross profit	301.9	207.1	163.2	635.9	1,478.1
Research and development expense	59.1	59.9	106.8	201.9	261.9
Selling and administration expense	206.3	160.4	251.6	569.9	556.3
Operating (loss) income	22.5	(56.9)	(738.3)	(854.8)	493.8
Income (loss) before income taxes	33.2	(47.9)	(731.9)	(1,728.3)	1,588.8
Provision (benefit) for income taxes	1.9	(5.3)	248.3	(576.9)	615.7
Income (loss) from continuing operations	31.3	(42.6)	(980.2)	(1,151.4)	973.1
Earnings (loss) per diluted share from continuing operations	0.04	(0.06)	(1.23)	(1.46)	1.26
Balance Sheet Data
Current assets	835.6	1,032.2	717.9	1,389.4	2,716.2
Current liabilities	302.0	266.8	405.8	604.2	1,068.5
Total assets	1,428.1	1,296.9	1,144.2	2,499.7	3,970.5
Long-term notes payable	400.0	400.0	10.5	2.1	13.5
Total long-term obligations	466.8	402.4	11.7	2.1	13.5
Shareowners’ investment	659.3	627.7	732.2	1,893.4	2,912.7

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Marketplace Conditions

Our operating results for fiscal 2004 continued to stabilize, a trend that began in fiscal 2003. However, overall spending on communications equipment and services remains at significantly lower levels compared to pre-2001 levels. Although there have been increases in capital investment in selected areas (including fiber-to-the-X initiatives by several communications service providers, a general increase in wireless spending and some signs of growth in enterprise spending), our industry continues to see deferred capital spending for communications equipment. In addition, there are indications that customers who are initiating new spending on fiber-to-the-X may reduce their spending levels on non-fiber products. Our industry also continues to experience intense competition and increased pricing pressures from customers.

While we expect the overall market for communication equipment and services to grow slowly in the near term, we believe that we are positioned to grow our sales better than the overall market in our fiscal year 2005. We believe we can achieve this sales growth by focusing on:

•	New product offerings for the fiber-to-the-X initiative being pursued by several communication service providers and the growing acceptance of our Digivance wireless coverage solution and our TrueNet® and CopperTen™ enterprise solutions;

•	Opportunities to cross-sell products among the traditional KRONE and ADC customer bases, of which there is very little overlap; and

•	Taking market share from our competitors as we have recently done with respect to some of our product lines.

Although we anticipate revenue growth in 2005, no assurance can be given that we will be successful in achieving this goal.

We continue to be dependent on telecommunications service providers for a majority of our revenues, with the four major U.S. incumbent local exchange carriers (Verizon, Bellsouth, SBC and Qwest) accounting for approximately 30.4%, 33.4% and 36.5% of our revenues for fiscal 2004, 2003 and 2002, respectively. In addition, our top ten customers accounted for approximately 46.3%, 55.3% and 54.1% of our revenues for fiscal 2004, 2003 and 2002, respectively. The decline in these customer concentration levels from 2003 to 2004 is largely due to the KRONE acquisition, which has given us a more diversified customer base throughout the world. This increased diversification may be offset by mergers among our customers, like those recently announced between Cingular and AT&T Wireless and between Sprint and Nextel. The long-term impact these types of mergers may have on our business is difficult to predict. Further, in the shorter-term we believe parties to these types of mergers may be inclined to defer spending decisions while they are attempting to integrate their operations, which may have an adverse impact on our business. Consolidation among our competitors or our vendors could also cause changes to our business that are not readily predictable.

When the downturn in communications equipment spending first became evident in fiscal 2001, we implemented a cost restructuring plan to reduce operating expenses and capital spending. As it became evident in 2002 and 2003 that our industry was experiencing a more pronounced and prolonged economic downturn, we took additional cost restructuring measures to realize further cost savings. Although much of our restructuring activity has been completed, we continue to look for ways to conduct our operations more efficiently and to reduce costs. For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through eliminating duplicative facilities, processes and general and administration functions. Accordingly, we anticipate incurring additional restructuring charges in future periods.

Historically, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter ending October 31 (primarily as a result of customer budget cycles and our fiscal year-end initiatives) and weaker demand for our products during our first fiscal quarter ending January 31 (primarily as a result of the number of holidays in that quarter, our customers’ development of annual capital budgets during that period and a general industry slowdown during that period). This historical seasonality trend in our business returned in fiscal 2004 and we presently expect it to exist in fiscal 2005. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Item 1 under the caption “Risk Factors.”

During fiscal 2004, we took several significant steps to further our strategic business initiative to be a global leader in communications network infrastructure solutions and services. First, we completed the acquisition of KRONE. Secondly, we completed the divestitures of our BroadAccess40™ business, Cuda cable modem termination system and FastFlow® Broadband Provisioning Manager businesses, Singl.eView® software business and announced the sale of our Metrica™ service assurance software business. The Metrica divestiture was completed shortly after the end of the fiscal year. These actions will enable us to focus on our strategy of providing products and services that connect every type of communications network over copper, fiber, coaxial and wireless media.

As discussed in Part I of this Form 10-K, the KRONE acquisition has several significant strategic elements which we believe will benefit ADC in the long-term. Since the closing of the KRONE acquisition in May, we have been working diligently to integrate the operations of the two companies and execute on the opportunities that this acquisition provides.

We intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business. We expect to fund any potential acquisition with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives.

Results of Operations

The following table contains information regarding the percentage of net sales of certain income and expense items from continuing operations for the three fiscal years ended October 31, 2004, 2003, and 2002 and the percentage changes in these income and expense items from year to year:

	Percentage of Net Sales			Percentage Increase (Decrease) Between Periods
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales	100.0%	100.0%	100.0%	33.1%	(28.1)%
Cost of sales	(61.5)	(64.9)	(80.1)	26.2	(41.7)
Gross profit	38.5	35.1	19.9	45.8	26.9
Operating expenses:
Research and development	(7.5)	(10.2)	(13.0)	(1.3)	(43.9)
Selling and administration	(26.3)	(27.2)	(30.7)	28.6	(36.2)
Impairment charges	(0.2)	(2.6)	(41.6)	(89.1)	(95.4)
Restructuring charges	(1.6)	(4.8)	(24.7)	(56.2)	(86.1)
Operating income (loss)	2.9	(9.7)	(90.1)	139.5	92.3
Other income (expense), net:
Interest income (expense), net	0.5	1.0	1.1	(39.3)	(29.1)
Other, net	0.8	0.5	(0.3)	141.4	231.8
Income (loss) before income taxes	4.2	(8.2)	(89.3)	169.3	93.5
(Provision) benefit for income taxes	(0.2)	0.9	(30.3)	(135.8)	(102.1)
Income (loss) from continuing operations	4.0%	(7.3)%	(119.6)%	173.5%	95.7%

The table below sets forth our net sales from continuing operations for the three fiscal years ended October 31, 2004, for each of our reportable segments described in Item 1 of this Form 10-K (in millions).

	2004		2003		2002
Operating Segment	Net Sales	%	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$601.7	76.7%	$426.0	72.3%	$630.3	76.9%
Professional Services	182.6	23.3	163.4	27.7	189.2	23.1
Total	$784.3	100.0%	$589.4	100.0%	$819.5	100.0%

Overview

During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software and the business related to our Singl.eView product line. We also entered into an agreement to sell the business related to our Metrica service assurance software group. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these businesses were classified as discontinued operations in fiscal 2004 and the financial results are reported separately as discontinued operations for all periods presented.

On May 18, 2004, we completed the acquisition of KRONE, a global supplier of connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. This acquisition increased our network infrastructure business and expanded our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

Net Sales

Fiscal 2004 vs. Fiscal 2003

Net sales were $784.3 million and $589.4 million for fiscal 2004 and 2003, respectively, which was a 33.1% increase. International net sales were 40.4% and 26.0% of our net sales in fiscal 2004 and 2003, respectively.

During fiscal 2004, net sales of Broadband Infrastructure and Access products increased by 41.2% compared to fiscal 2003. Our Broadband Infrastructure and Access segment includes infrastructure (Connectivity) and access (Wireless and Wireline) products. The inclusion of sales by the KRONE Group beginning on May 18, 2004, accounts for 84.9% of the increase for fiscal 2004 with the remaining increase being accounted for primarily through increased sales of Connectivity and Wireless products.

For fiscal 2004, sales of our Connectivity and Wireless increased 67.1% and 98.7%, respectively, compared to fiscal 2003. The inclusion of $149.2 million in sales by KRONE beginning on May 18, 2004, as well as fiber-to-the-X sales, accounted for 87.8% of the increase in Connectivity product sales for fiscal 2004. The remaining increase in Connectivity sales was attributable primarily to increased spending by our customers in the core central office space. Wireless sales increased primarily due to growing acceptance of our Digivance product.

For fiscal 2004, net sales of our Wireline products decreased by 21.5% over the comparable 2003 period. The decrease in Wireline product sales was caused by a combination of decreased volumes and price reductions resulting from decreased demand for certain types of products within the industry generally and competitive pressures.

Net sales of our Professional Services segment increased by 11.8% from $163.4 million in fiscal 2003 to $182.6 million in fiscal 2004. The inclusion of KRONE’s professional services business (“KRONE Services”) resulted in a $22.1 million increase in net sales in fiscal 2004. This increase, however, was partially offset by a 1.8% decline in sales of ADC’s historical professional services. Excluding KRONE Services, a significant customer of our Professional Services segment represented 9.3% of revenue in fiscal 2004 compared to 25.4% in fiscal 2003. The decreased spending by this customer, however, was largely offset by market share gains with other customers.

Fiscal 2003 vs. Fiscal 2002

Net sales were $589.4 million and $819.5 million for fiscal 2003 and 2002, respectively, reflecting a 28.1% decrease. International net sales comprised 26.0% and 20.2% of our net sales in fiscal 2003 and 2002, respectively.

The 28.1% decrease in net sales was attributable largely to lower volumes of products sold due to significant reductions in communication service provider capital budgets, as well as the lack of new network build-outs or significant expansions of existing networks.

Gross Profit

Fiscal 2004 vs. Fiscal 2003

Gross profit percentages were 38.5% and 35.1% during fiscal 2004 and 2003, respectively. The increase in gross profit percentage was due to a more favorable sales mix toward higher margin products and a reduction in our fixed costs of sales as a result of our restructuring activities.

We also benefited from production efficiencies and reduced production costs resulting from more favorable supplier pricing derived from better purchasing power due to the KRONE acquisition and the outsourcing of portions of our manufacturing operations. We anticipate that our future gross profit percentage will vary based on many factors, including sales mix, competitive pricing, timing of new product introductions, timing of customer acceptance and collectibility of significant sales transactions and manufacturing volume.

Fiscal 2003 vs. Fiscal 2002

During fiscal 2003 and 2002, gross profit percentages were 35.1% and 19.9%, respectively. The increase in gross profit percentage was due to a more favorable sales mix toward higher margin connectivity products, our decision not to bid on low margin professional services projects and a reduction in our fixed costs of sales as a result of our restructuring activities.

Operating Expenses

Fiscal 2004 vs. Fiscal 2003

Total operating expenses for fiscal 2004 and 2003 were $279.4 million and $264.0 million, respectively. Included in these operating expenses were restructuring charges of $12.3 million and $28.1 million, respectively, and impairment charges of $1.7 million and $15.6 million, respectively. KRONE operating expenses were $47. 7 million in fiscal 2004. Excluding KRONE, operating expenses decreased 12.2% in fiscal 2004. Although the largest factor in the decrease in operating expenses was the reduction in the amount of our restructuring and impairment charges, our operating expenses also declined due to the ongoing cost savings from our restructuring efforts.

Research and development:    Research and development expenses were $59.1 million for fiscal 2004 compared to $59.9 million for fiscal 2003, which represents a decrease of 1.3%. KRONE represented 5.8% of the fiscal 2004 expense. We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of net sales, to product development in each of our operating segments.

Selling and administration:    Selling and administration expense increased 28.6% from $160.4 million in fiscal 2003 to $206.3 million in fiscal 2004. KRONE was 94.3% of the increase in fiscal 2004. The remaining increase is due to $3.8 million of KRONE integration costs and $6.6 million of increased incentive accruals, which were partially offset by $4.4 million of decreased occupancy costs resulting from ongoing restructuring.

Note that in 2005 we expect to incur significant administrative expense associated with our efforts to comply with Section 404 of the Sarbanes-Oxley Act. This section of the Act will require us to conduct a thorough evaluation of our internal controls and we will be working with independent advisors in this process.

Impairment charges:    Impairment charges represent a write-down of the carrying value of fixed assets to their estimated fair market value. These charges declined in fiscal 2004 compared to fiscal 2003 ($1.7 million compared to $15.6 million). In fiscal 2004, we recorded an impairment charge for a building included in assets held for sale when it was determined the carrying value exceeded market value. The fair market value was determined based on an examination of sales prices for similar properties.

The fiscal 2003 impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access segment and the Professional Services segment,

and were caused by our plan to dispose of excess equipment. The fair market value of this equipment was determined using external sources, primarily proceeds received from previous equipment sales or estimates of discounted cash flows.

Restructuring charges:    Restructuring charges represent the direct costs of certain leased facilities and severance costs for workforce reductions. Our restructuring charges also declined significantly in fiscal 2004 compared to fiscal 2003 ($12.3 million compared to $28.1 million). The fiscal 2004 restructuring charges consisted of $9.7 million of employee severance for workforce reductions and $2.6 million of facility consolidation charges. The employee terminations affected both the Broadband Infrastructure and Access segment and the Professional Services segment.

The $28.1 million of restructuring charges in fiscal 2003 related to our actions to downsize our business in response to declining sales. The fiscal 2003 restructuring charges include $24.0 million of employee severance and $4.1 million of facility consolidation charges.

See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of our impairment and restructuring charges.

Fiscal 2003 vs. Fiscal 2002

Total operating expenses for fiscal 2003 and 2002 were $264.0 million and $901.5 million, representing 44.8% and 110.0% of net sales, respectively. Included in these operating expenses were restructuring charges of $28.1 million and $202.0 million and impairment charges of $15.6 million and $341.1 million in fiscal 2003 and 2002, respectively. In addition to the lower aggregate amount of impairment, restructuring and other disposal charges in fiscal 2003, our operating expenses were lower primarily due to the ongoing cost savings from our restructuring efforts as well as the divestiture of certain product lines.

Research and development:    Research and development expenses were $59.9 million for fiscal 2003, representing a 43.9% decrease from $106.8 million for fiscal 2002. This decrease reflected our efforts to control expenses.

Selling and administration:    Selling and administration expenses were $160.4 million for fiscal 2003, representing a decrease of 36.2% from $251.6 million for fiscal 2002. This decrease reflects the benefits realized from our restructuring efforts. Also included in the fiscal 2003 and 2002 amounts were $0.0 million and $ (4.4) million, respectively, in selling and administration expenses (reversals) incurred to complete certain non-cancelable sales contracts and contract cancellation payments to customers as a result of our decision to exit certain product lines.

Impairment charges:    Impairment charges decreased significantly in fiscal 2003 compared to fiscal 2002 ($15.6 million compared to $341.1 million). The fiscal 2003 impairment charges consisted solely of property and equipment impairments, which impacted both the Broadband Infrastructure and Access and Professional Services segments, and were caused by our plan to dispose of excess equipment. The fair market value of this equipment was determined using external sources, primarily proceeds received from previous equipment sales or estimates of discounted cash flows.

The fiscal 2002 impairment charges related to the write-down of goodwill and fixed assets. The total goodwill write down was $130.3 million, of which $36.6 million related to our decision to exit the optical components product line, with the remainder resulting from our annual goodwill impairment analysis of our continuing businesses. The total fixed asset impairment charge was $210.8 million, of which $45.7 million related to our decision to sell our Glenrothes, Scotland manufacturing facility. The remaining charges are primarily related to our decision to exit our optical components and certain other product lines.

Restructuring charges:    Restructuring charges were significantly different in fiscal 2003 than in fiscal 2002 ($28.1 million compared to $202.0 million). The $28.1 million of restructuring charges in fiscal 2003 related to our actions to further downsize our business in response to declining sales.

The fiscal 2002 restructuring charges consisted principally of $153.6 million related to the consolidation of facilities and $45.1 million for employee severance costs related to our workforce reduction . Of the $153.6 million facilities consolidation costs, $84.3 million related to our decision to extend the lease on our headquarters facility. This charge represented the reduction in fair market value of the facility below the value we had guaranteed to the lessor.

Interest

The net interest income (expense) category represents net interest on cash and cash equivalents as well as debt.

Interest income was $12.5 million, $9.7 million and $11.0 million in fiscal 2004, 2003 and 2002, respectively. Interest income increased in fiscal 2004 due to higher average cash balances maintained during the first half of fiscal 2004 and higher yields on our short-term investments. Interest income decreased in fiscal 2003 compared to fiscal 2002 primarily due to lower restricted cash balances, reduced interest-bearing customer receivables and lower yields on our short-term investments.

Interest expense was $8.8 million, $3.6 million and $2.4 million in fiscal 2004, 2003 and 2002, respectively. Interest expense increased in fiscal 2004 due to inclusion of interest expense for the convertible notes for a full year. Interest expense increased in fiscal 2003 due to the $2.1 million of additional interest expense relating to the convertible notes we issued in June 2003, partially offset by a general decline in interest rates. See “Liquidity and Capital Resources” below for a discussion of cash and debt levels.

Write-down, sale or conversion of investments

During fiscal 2004 and 2003, we sold common stock of certain companies in our portfolio and two investments in non-publicly traded securities for an aggregate gain of $4.8 million and $0.9 million, respectively.

During fiscal 2002, we sold common stock of certain companies in our investment portfolio and settled related hedging arrangements for a gain of $67.6 million. These gains were offset by non-cash write-downs in the amount of $5.7 million for our marketable securities investments, and $45.2 million for our non-marketable securities.

Acquisitions

On May 18, 2004, we completed the acquisition of KRONE from GenTek, Inc. This acquisition increased our network infrastructure business and expanded our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for cash paid of $294.4 million in cash (net of cash acquired) and assumed certain liabilities of KRONE. We acquired $78.1 million of intangible assets (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $180.1 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially all of this goodwill is not deductible for tax purposes.

No businesses were acquired during fiscal 2003 or fiscal 2002.

Discontinued operations

BroadAccess40

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment. This transaction closed on February 24, 2004. We recorded the loss on the sale of the business of $3.8 million based on the value of the business’ assets and liabilities as of January 31, 2004. Subsequent to January 31, 2004, adjustments of $3.0 million were made to increase the loss recorded.

The purchasers of the BroadAccess40 business acquired all of the capital stock of our subsidiary that operated this business and assumed substantially all liabilities associated with this business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction. The purchasers issued a promissory note to us for $3.8 million that is payable within two years of the closing.

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc (“BigBand”). In consideration for this sale, we were issued a non-voting minority interest in BigBand, which was accounted for under the cost method and has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. This transaction closed on June 29, 2004. As of October 31, 2004, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million. In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of October 31, 2004, $4.0 million was drawn on the credit facility. The transaction closed on August 27, 2004. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to WatchMark Corporation (“WatchMark”) for a cash purchase price of $35 million, subject to purchase price adjustments, and a $3.9 million equity interest in WatchMark. The equity interest constitutes less than a five percent ownership in WatchMark. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. The transaction closed on November 19, 2004, and will result in a gain in the first quarter of fiscal 2005 .

No businesses were discontinued during fiscal 2003 or fiscal 2002.

Patent infringement settlement

During fiscal 2002, we recognized a $26.2 million gain from the settlement of a patent infringement lawsuit we brought against a competitor.

Other, net

Other, net primarily represents the gain or loss on foreign currency exchange transactions, investment gains or losses, loss on sale-leaseback transactions and investment writedowns. Other net income (expense) was $10.7 million, $9.0 million and $6.4 million in fiscal 2004, 2003 and 2002, respectively.

Income Taxes

Fiscal 2004 vs. Fiscal 2003 vs. Fiscal 2002

Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the items which have impacted our effective income tax rate for fiscal 2004, 2003 and 2002. Significant items include the deductibility of impairment charges and expiration of foreign tax credit carryovers.

In addition, as a result of our cumulative losses in fiscal 2001 and 2002 and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. Since the third quarter of fiscal 2002, we have continued to provide a nearly full valuation allowance against our net deferred tax assets. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding the valuation allowance.

We recorded an income tax provision totaling $1.9 million for fiscal 2004 primarily attributable to our foreign operations. The income tax provision attributable to our U.S. operations is minimal since the tax on this income is offset with the realization of deferred tax assets, which have a full valuation allowance.

In fiscal 2003, we recorded an income tax benefit totaling $5.3 million. This benefit is primarily attributable to the reversal of accrued income tax liabilities resulting from the finalization of federal, state and foreign income tax examinations.

Income (Loss) from Continuing Operations

Income from continuing operations was $31.3 million (or $0.04 per diluted share) for fiscal 2004, compared to loss from continuing operations of $42.6 million (or $0.06 per diluted share) for fiscal 2003. Loss from continuing operations was $980.2 million (or $1.23 per diluted share) for fiscal 2002.

Segment Disclosures

Broadband Infrastructure and Access Segment

Detailed information regarding our Broadband Infrastructure and Access segment is provided in the following table:

	(Dollars in millions) For the years ended October 31,
	2004	2003	2002
Operating income (loss) (1)	83.1	22.6	(130.4)
Depreciation and amortization	11.4	5.8	9.7
Capital expenditures	4.3	0.8	8.2

	At October 31,
	2004	2003	2002
Assets	$327.2	$224.3	$247.2

(1)	Operating loss excludes certain charges and expenses not allocated to the segments as described in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During fiscal 2004, operating income for the Broadband Infrastructure and Access segment increased by 267.7% to $83.1 million compared to $22.6 million in fiscal 2003. The inclusion of operating income by KRONE beginning on May 18, 2004, accounts for 23.3% of the increase in operating income for fiscal 2004. The remaining increase in operating income for the Broadband Infrastructure and Access segment resulted from increased Connectivity sales which was attributable primarily to increased sales to our customers for products used in the core central office space and fiber-to-the-X networks.

During fiscal 2003, operating income for the Broadband Infrastructure and Access segment was $22.6 million, a $153.0 million, or 117.3%, increase over operating loss of $130.4 million incurred during fiscal 2002. This improvement was primarily due to a significant reduction in the amount of our restructuring and impairment charges, the ongoing cost savings from our restructuring efforts and the divestiture of certain product lines. While sales decreased, margins increased due to a shift in product sales mix to higher margin products. We also benefited from production efficiencies and related production cost declines resulting from our decision to outsource portions of our manufacturing operations.

Depreciation and amortization increased $5.6 million, or 96.6%, and decreased $3.9 million, or 40.2%, in fiscal 2004 and 2003, respectively. The increase in fiscal 2004 is attributable to our acquisition of

KRONE. The decrease in fiscal 2003 is the result of our restructuring efforts, which led to a reduction in our property, plant and equipment balances.

Capital expenditures increased $ 3.5 million, or 437.5%, and decreased $ 7.4 million, or 90.2%, in fiscal 2004 and 2003, respectively. The increase in fiscal 2004 was the result of our growth. The decrease in fiscal 2003 was a result of our company-wide efforts to limit capital expenditures in light of the industry downturn.

Professional Services Segment

Detailed information regarding our Professional Services segment is provided in the following table:

	(Dollars in millions) For the years ended October 31,
	2004	2003	2002
Operating loss(1)	(2.3)	(0.5)	(28.6)
Depreciation and amortization	2.8	2.9	4.3
Capital expenditures	6.0	0.9	4.4
	At October 31,
	2004	2003	2002
Assets	$75.4	$89.9	$78.1

(1)	Operating loss excludes certain charges and expenses not allocated to the segments as described in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During fiscal 2004, the operating loss of the Professional Services segment increased $1.8 million compared to 2003. The addition of KRONE was offset by reductions in customer spending.

During fiscal 2003, operating loss for the Professional Services segment decreased $28.1 million compared to fiscal 2002. The decrease in operating loss was primarily due to cost savings achieved as a result of our restructuring initiatives in fiscal 2003.

Depreciation and amortization decreased by $0.1 million in fiscal 2004 compared to fiscal 2003, and decreased by $1.4 million in fiscal 2003, compared to fiscal 2002. The fiscal 2003 decrease is the result of our restructuring efforts, which reduced the amount of property plant and equipment.

Capital expenditures increased $ 5.1 million, or 566.7%, and decreased $ 3.5 million, or 79.5%, in fiscal 2004 and 2003, respectively. The increase in fiscal 2004 was the result of our growth. The decrease in fiscal 2003 was a result of our company-wide efforts to limit capital expenditures in light of the industry downturn.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because these policies are impacted significantly by estimates we make. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may materially differ from these estimates.

Inventories:    We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. We have experienced significant changes in required reserves in recent periods due primarily to adverse market conditions. It is possible that significant increases in inventory reserves may be required in the future if there is a further decline in market conditions. Alternatively, if we are able to sell previously reserved inventory, we will find it necessary to reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of October 31, 2004 and 2003, we had $42.0 million and $32.2 million, respectively, reserved against our inventories, which represents 30.0% and 36.1%, respectively, of total inventory on-hand.

Restructuring Accrual:    During fiscal 2004 and 2003, we recorded restructuring charges representing the direct costs of exiting leased facilities and employee severance costs. Prior to January 1, 2003, such charges were established in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” On January 1, 2003, we adopted SFAS No. 146 and recorded restructuring charges based on that standard. Restructuring charges represent our best estimate of our liability at the date the charges were taken. Significant judgment is required in estimating the costs of leased facilities. For example, in estimating the restructuring costs for leased facilities, we make certain assumptions with respect to when a facility will be subleased and the amount of sublease income. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

Revenue Recognition:    We recognize revenue, net of discounts, when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, system design and analysis, customization and installation services, ongoing system management, system enhancements and maintenance. We primarily apply the percentage-of-completion method to these contracts for revenue recognition.

The assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivable are reasonably assured of collection based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect or sell the receivables. In situations where it is unclear whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Costs are recognized when it has been determined that the collection of the receivable is unlikely.

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

Allowance for Uncollectible Accounts:    We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases may occur in the future due to deteriorating market conditions. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we will reverse a portion of such provisions in future periods based on our actual collection experience. Changes in the allowance are recorded as a component of operating expenses. As of October 31, 2004 and 2003, we had $15.9 million and $20.4 million, respectively, reserved against our accounts receivable, which represents 9.1% and 19.4%, respectively, of total accounts receivable. The decrease in allowance for uncollectible accounts from 2003 to 2004 is due to improved collections.

Warranty:    We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we will be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. Changes in warranty reserves are recorded as a component of cost of sales. As of October 31, 2004 and 2003, we reserved $14.4 and $10.4 million, respectively, related to future estimated warranty costs.

Income Taxes and Deferred Taxes:    We currently have significant deferred tax assets (primarily in the United States) as a result of net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income on our income tax returns and income before income taxes under U.S. generally accepted accounting principles. A deferred tax asset generally represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes.

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our net deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to date, we have maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. We expect to continue to provide a nearly full allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

As of October 31, 2004, our net deferred tax assets were $1,067.4 million with a related valuation allowance of $1,068.9 million. As of October 31, 2003, our net deferred tax assets were $751.0 million with a related valuation allowance of $751.0 million. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the accounting treatment for income taxes.

Litigation Reserves:    As of October 31, 2004 and 2003, we had recorded approximately $5.2 million and $9.1 million, in loss reserves for pending litigation. This reserve was based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. As explained in Note 14 to the Consolidated Financial Statements, and at Part I, Item 3 of this Form 10-K (Legal Proceedings), we are a party to numerous lawsuits, proceedings and claims. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

Pensions:    We acquired KRONE, which maintains a defined benefit pension for a portion of its German workforce. A participating individual’s post-retirement pension benefit is based primarily on the individual’s years of service and earnings. The plan is accounted for in accordance with SFAS 87, which requires that amounts recognized in the financial statements be determined on an actuarial basis. That measurement includes estimates relating to the discount rate used to measure plan liabilities. The discount rate reflects the current rate at which the pension liability could effectively be settled at the end of the year. In estimating this discount rate, we considered rates of return on high-grade fixed-income investments with similar duration to the plan liability. We used a discount rate of 5.25% at October 31, 2004. A quarter percentage point increase (decrease) in the assumed discount rate would increase (decrease) the postretirement benefit obligation by $1.9 million and $(1.9) million, respectively.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of the interpretation are effective for financial statements issued for the first period ending after December 15, 2003, or March 15, 2004, depending on the nature of the variable interest entity. The adoption of this interpretation did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for financial statements issued for periods that begin after June 15, 2005, which will be our fourth quarter beginning August 1, 2005. We will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of the date SFAS 123R is adopted would be based on the grant date, fair value and attributes originally used to value those awards.

We expect the adoption of this standard will reduce fourth quarter 2005 net income by approximately $9.2 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2005.

Liquidity and Capital Resources

Cash

Cash and cash equivalents, consisting primarily of short-term money market instruments with maturities of three months or less, had a balance of $494.3 million at October 31, 2004, which is a decrease of $224.4 million compared to October 31, 2003. The major uses of cash during fiscal 2004 were $295.2 million of acquisition costs primarily related to KRONE. This use of cash was partially offset by $74.5 million proceeds for the sale of Singl.eView product line.

As of October 31, 2004, we had restricted cash of $21.9 million compared to $15.6 million of restricted cash as of October 31, 2003, an increase of $6.3 million. Our restricted cash increased due to the additions of KRONE balances and the statutory requirements related to a tender offer for a portion of a minority ownership interest. Restricted cash represents cash pledged to various financial institutions to secure certain of our obligations, and is not available to us for working capital. The majority of our restricted cash represents collateral for letters of credit and lease obligations. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. We are entitled to the interest earnings on our restricted cash balances.

Cash and cash equivalents were $718.7 million as of October 31, 2003, which was an increase of $441.0 million compared to October 31, 2002. The major sources of cash during fiscal 2003 were $142.7 million in income tax refunds and the net proceeds of $355.5 million from our convertible note offering completed on June 4, 2003. These cash inflows were partially offset by $67.6 million of net property, plant and equipment additions.

Finance-Related Transactions

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes. The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. The interest rate on the variable rate notes was 1.605% and 2.235% for the period s ending June 15 and December 15, 2004 , respectively . The interest rate on the variable rate notes is 3.065% for the current period ending June 15, 2005. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share. We may not redeem the fixed rate notes prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes. Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable rate notes, which is a maximum of 99.7 million shares. We also have the option to settle the call options with the counterparty through net a share settlement or cash settlements, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share. The total cost of all the call options was $137.3 million, which is recorded in shareowners’ investment. The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options. The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share. The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent which the then-current market price of our common stock exceeds $5.28 per share. The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment. The call options and the warrants are subject to early expiration upon conversion of the notes. The net effect of the call options and the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We have used and plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

In connection with our issuance of the fixed rate and variable rate notes, we are required under a reg istration rights agreement to maintain an active registration statement with respect to the fixed and variable rate notes (and the shares of our common stock that would be issued upon a conversion of those notes) for a period of up to two years from the date the notes were issued. We presently have an effective registration statement on Form S-3 with respect to these securities on file with the SEC (the “Registration Statement”). Because we were unable to timely file a current report on Form 8-K in August, 2004, we have lost our ability to rely on Form S-3 registration statements until August, 2005, and as a result, upon the filing of this report on Form 10-K, the Registration Statement will cease to be effective. We intend to file a post-effective amendment to the Registration Statement on a Form S-1. That post-effective amendment on Form S-1 will need to be declared effective by the SEC before it can be utilized. Under the terms of the registration rights agreement, if we fail to keep the Registration Statement effective, the interest rate on those notes that remain held by their initial holders will be increased by 0.25% for 90 days and thereafter will be increased by another 0.25%. This increase in the interest rate will remain in effect for so long as the Registration Statement remains ineffective and could last until as late as June 4, 2005. If the Registration Statement was to remain ineffective through June 4, 2005, the increase in the interest rate on the affected notes would result in additional interest payments of no more than approximately $335,000.

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

In addition, during fiscal 2003, we purchased a total of four other properties that we leased under synthetic leases. Two properties were purchased for $55.9 million and the remaining two were purchased for $45.5 million. All of the properties were purchased using restricted cash previously pledged to secure the lease obligations. The two properties that were purchased for $55.9 million were recorded at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we previously recognized this loss in a prior fiscal year. These two properties were sold in fiscal 2004. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million, which was available to us as unrestricted cash. The difference between the purchase price for these two properties of $45.5 million and the sale price of $15.3 million reduced our restructuring accrual.

Vendor Financing

We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of October 31, 2004, 2003 and 2002, we had commitments to extend credit of $17.7 million, $26.5 million and $58.0 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was approximately $17.7 million, $23.2 million and $20.9 million, respectively, as of October 31, 2004, 2003 and 2002. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At October 31, 2004, we have recorded approximately $17.5 million in loss reserves in the event of non-performance related to these financing arrangements.

In connection with the sale of a participation interest in a customer note receivable for $ 14.5 million, we guaranteed the payment obligation of the customer to the purchaser of the participation interest. During fiscal 2003, the underlying customer defaulted on the note receivable. Therefore, we were required to pay the purchaser of the participation interest $14.5 million, which was the outstanding principal and interest on the note receivable at the time the customer defaulted. Of the $14.5 million payment, we used $14.3 million from our restricted cash that was previously pledged to secure our guarantee with the remainder being paid from unrestricted cash. This note receivable was fully reserved for as part our allowance for doubtful accounts.

Working Capital and Liquidity Outlook

Our main source of liquidity continues to be our unrestricted cash on hand. We believe that our current unrestricted cash on hand should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2005. If we are able to maintain break-even or positive cash flow from operations, our existing cash should be adequate to fund such expenditures for several years.

We believe that our entire restructuring accrual of $38.4 million as of October 31, 2004, will have to be paid from our unrestricted cash (shown as cash and cash equivalents on our balance sheet) as follows:

•	$9.7 million for employee severance will be paid in fiscal 2005;

•	$9.1 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid in fiscal 2005; and

•	the remainder of $19.6 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

We also believe that our unrestricted cash on hand will also enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing capital resources, additional sources of capital may be required. We do not currently have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock, preferred stock or warrants to purchase stock, any of which would be dilutive to existing shareholders.

Contractual Obligations and Commercial Commitments

As of October 31, 2004, the following table summarizes our commitments (in millions) to make long-term debt and lease payments and certain other contractual obligations.

	Payments Due by Period
Category	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-Term Debt Obligations	$400.0	$—	$—	$200.0	$200.0
Operating Lease Obligations	103.8	24.9	34.6	18.0	26.3
Purchase Obligations (1)	5.8	4.6	1.2	—	—
Minimum Pension Obligations	62.8	3.5	7.3	7.6	44.4
Total	$572.4	$33.0	$43.1	$225.6	$270.7

(1)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in security prices, foreign currency exchange rates and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We, at times, reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation.

We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003, that have a variable interest rate. The interest rate on these notes is equal to 6-month LIBOR plus 0.375%. The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013. The interest rate for the six-month period ending December 15, 2004 was 2.235%. The interest rate on the variable rate notes is 3.065% for the current six-month period ending June 15, 2005. Assuming interest rates rise an additional 1%, 5% and 10%, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of October 31, 2004, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.8 million, of which approximately $0.9 million was indexed to ADC common stock. Assuming a 20%, 50% or 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.0 million, $2.4 million and $4.8 million, respectively, and we would incur an expense of a like amount.

We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses. Our largest exposure comes from the e uro. The result of a 10% strengthening in the U.S. dollar to our e uro denominated revenues and expenses would result in a decrease of operating income of $0.4 million for the year ended October 31, 2004. We are also exposed to foreign currency exposure as a result of changes in intercompany balance sheet balances and other balance sheet items. At October 31, 2004, we did not hedge any foreign currency exposures; however, from time to time we may implement certain risk management strategies that include the use of derivative instruments. These strategies include:

•	The use of foreign currency forwards and options to hedge a portion of anticipated future sales denominated in foreign currencies, principally the euro, British pound and Australian dollar, in order to offset the effect of changes in exchange rates.

•	The use of foreign currency forwards and options to hedge certain foreign currency denominated intercompany receivables, primarily in the euro, British pound, Australian dollar and Canadian dollar, to offset the effect on earnings of changes in exchange rates until these receivables are collected.

See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about our foreign currency exchange hedging program.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, shareowners’ investment, and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Minneapolis, Minnesota
December 13, 2004

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except earnings per share)

	For the years ended October 31,
	2004	2003	2002
Net Sales:
Products	$659.9	$484.7	$693.3
Services	124.4	104.7	126.2
Total net sales	784.3	589.4	819.5

Cost of Sales:
Products	365.1	280.5	517.3
Services	117.3	101.8	139.0
Total cost of sales	482.4	382.3	656.3
Gross Profit	301.9	207.1	163.2

Operating Expenses:
Research and development	59.1	59.9	106.8
Selling and administration	206.3	160.4	251.6
Impairment charges	1.7	15.6	341.1
Restructuring charges	12.3	28.1	202.0
Total operating expenses	279.4	264.0	901.5
Operating Income (Loss)	22.5	(56.9)	(738.3)

Other Income, Net	10.7	9.0	6.4
Income (Loss) Before Income Taxes	33.2	(47.9)	(731.9)
Provision (Benefit) for Income Taxes	1.9	(5.3)	248.3
Income (Loss) From Continuing Operations	31.3	(42.6)	(980.2)

Discontinued Operations, Net of Tax:
Loss from discontinued operations	(64.9)	(34.1)	(164.8)
Gain on sale of discontinued operations, net	50.0	—	—
	(14.9)	(34.1)	(164.8)
Net Income (Loss)	$16.4	$(76.7)	$(1,145.0)
Weighted Average Common Shares Outstanding (Basic)	808.3	803.4	795.6
Weighted Average Common Shares Outstanding (Diluted)	812.1	803.4	795.6
Basic and Diluted Income (Loss) Per Share:
Continuing operations	$0.04	$(0.06)	$(1.23)
Discontinued operations	$(0.02)	$(0.04)	$(0.21)
Net income (loss)	$0.02	$(0.10)	$(1.44)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions)

	October 31, 2004	October 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$494.3	$718.7
Available-for-sale securities	7.3	26.7
Accounts receivable, net of reserves of $15.9 and $20.4	158.0	85.0
Unbilled revenues	36.5	27.9
Inventories, net reserves of $42.0 and $32.2	97.8	57.1
Assets of discontinued operations	16.6	74.1
Prepaid and other current assets	25.1	42.7
Total current assets	835.6	1,032.2
Property and equipment, net of accumulated depreciation of $316.0 and $294.9	233.0	175.3
Assets Held for Sale	6.6	25.1
Restricted Cash	21.9	15.6
Goodwill	180.1	—
Intangibles, net of accumulated amortization of $13.9 and $6.8	93.0	12.8
Available-for-sale securities	26.8	19.5
Other Assets	31.1	16.4
Total assets	$1,428.1	$1,296.9
LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$72.8	$43.9
Accrued compensation and benefits	65.9	43.7
Other accrued liabilities	81.4	55.5
Income taxes payable	27.6	19.3
Restructuring accrual	38.4	29.1
Liabilities of discontinued operations	15.6	67.3
Notes payable	0.3	8.0
Total current liabilities	302.0	266.8
Pension Obligations and other long-term liabilities	66.8	2.4
Long-Term Notes Payable	400.0	400.0
Total liabilities	768.8	669.2
Shareowners’ Investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; issued and outstanding 0.0 and 0.0 shares	—	—
Common stock, $0.20 par value; authorized 1,200.0 shares; issued and outstanding 810.1 and 806.6 shares	162.0	161.3
Paid-in capital	1,250.8	1,246.9
Accumulated deficit	(733.6)	(750.0)
Deferred compensation	(6.4)	(9.3)
Accumulated other comprehensive loss	(13.5)	(21.2)
Total shareowners’ investment	659.3	627.7
Total liabilities and shareowners’ investment	$1,428.1	$1,296.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Shareowners’ Investment
(in millions)

	Common Stock
	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 31, 2001	792.0	$158.4	$1,256.1	$471.7	$(16.7)	$23.9	$1,893.4
Net loss	—	—	—	(1,145.0)	—	—	(1,145.0)
Other comprehensive loss, net of tax:
Translation gain	—	—	—	—	—	2.3	2.3
Unrealized loss on securities, net of taxes of $(1.4)	—	—	—	—	—	(2.3)	(2.3)
Adjustment for write-down of securities, net of taxes of $1.9	—	—	—	—	—	3.2	3.2
Adjustment for sale of securities, net of taxes of $(24.5)	—	—	—	—	—	(41.8)	(41.8)
Total comprehensive loss							(1,183.6)
Exercise of common stock options, net of forfeitures	1.2	0.2	3.2	—	—	—	3.4
Stock issued for employee benefit plans	6.4	1.3	13.3	—	(9.9)	—	4.7
Reduction of deferred compensation	—	—	—	—	14.3	—	14.3
Balance, October 31, 2002	799.6	159.9	1,272.6	(673.3)	(12.3)	(14.7)	732.2
Net loss	—	—	—	(76.7)	—	—	(76.7)
Other comprehensive loss, net of tax:
Translation loss	—	—	—	—	—	(10.7)	(10.7)
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	4.2	4.2
Total comprehensive loss							(83.2)
Exercise of common stock options	2.7	0.5	3.6	—	—	—	4.1
Stock issued for employee benefit plans, net of forfeitures	4.3	0.9	5.2	—	(1.4)	—	4.7
Reduction of deferred compensation	—	—	—	—	4.4	—	4.4
Purchased call option	—	—	(137.3)	—	—	—	(137.3)
Sale of warrants	—	—	102.8	—	—	—	102.8
Balance, October 31, 2003	806.6	161.3	1,246.9	(750.0)	(9.3)	(21.2)	627.7
Net income	—	—	—	16.4	—	—	16.4
Other comprehensive income, net of tax:
Translation gain	—	—	—	—	—	12.3	12.3
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.4)	(0.4)
Adjustment for sale of securities, net of taxes $0.0	—	—	—	—	—	(4.2)	(4.2)
Total comprehensive income							24.1
Exercise of common stock options	2.0	0.4	2.2	—	—	—	2.6
Reduction of deferred compensation	1.5	0.3	1.7	—	2.9	—	4.9
Balance, October 31, 2004	810.1	$162.0	$1,250.8	$(733.6)	$(6.4)	$(13.5)	$659.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	For the years ended October 31,
	200 4	200 3	200 2
Operating Activities:
Net income (loss) from continuing operations	$31.3	$(42.6)	$(980.2)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations—
Inventory and fixed asset write-offs	1.7	15.6	348.2
Depreciation and amortization	41.7	53.8	100.8
Change in bad debt reserves	(2.9)	4.3	22.0
Change in inventory reserves	(0.4)	—	48.3
Purchased in-process research and development	—	—	10.5
Non-cash stock compensation	2.9	4.4	14.3
Change in deferred income taxes	1.5	—	498.1
(Gain) loss on sale of investments	(4.8)	(0.9)	(67. 6)
Loss on write-down of investments	—	—	50.9
(Gain) loss on sale of property and equipment	(0.5)	1.0	14.8
(Gain) loss on sale of business	(2.8)	1.4	6.7
Other, net	(1.8)	(1.0)	(0.3)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	(9.7)	2.4	106.0
Inventories	(5.3)	9.6	80.6
Prepaid and other assets	19.2	140.7	11.0
Accounts payable	1.8	(29.3)	(77.1)
Accrued liabilities	0.5	(123.6)	(115.3)
Total cash provided by operating activities from continuing operations	72.4	35.8	71.7
Total cash used by operating activities from discontinued operations	(69.3)	(1.6)	(12.0)
Total cash provided by operating activities	3.1	34.2	59.7
Investing Activities:
Acquisitions, net of cash acquired	(295.2)	—	(4.2)
Divestitures, net of cash disposed	67.9	1.9	2.3
Property and equipment additions	(10.3)	(69.5)	(25.6)
Proceeds from disposal of property and equipment	11.2	1.9	—
(Increase) decrease in restricted cash	(6.3)	161.4	(177.0)
Purchase of available-for-sale securities	19.7	(57.0)	—
Sale of available-for-sale securities	(7.3)	21.9	70.9
Total cash (used for) provided by investing activities	(220.3)	60.6	(133.6)
Financing Activities:
(Repayments) Issuance of debt	(10.7)	371. 7	(5.2)
Purchase of call spread option	—	(34.5)	—
Common stock issued	3.7	8.2	9.1
Total cash (used for) provided by financing activities	(7.0)	345. 4	3.9
Effect of Exchange Rate Changes on Cash	(0.2)	0.8	0.2
(Decrease) Increase in Cash and Cash Equivalents	(224.4)	441.0	(69.8)
Cash and Cash Equivalents, Beginning of Year	718.7	277.7	347.5
Cash and Cash Equivalents, End of Year	$494.3	$718.7	$277.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Business:     We are a leading global supplier of communications infrastructure solutions and services. Our products and services connect every type of communications network over copper, fiber, coaxial and wireless media and enable high-speed Internet, data, video, and voice services to residences, businesses and mobile communications subscribers. These products and services include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, broadcast and enterprise networks. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. We also design, equip and build networks through the provision of professional services, which compliments our hardware business by planning, deploying and maintaining communications networks. For management purposes, we are organized into two reportable segments: the Broadband Infrastructure and Access segment and the Professional Services segment, previously known as Integrated Solutions.

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

Basis of Presentation:    During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software and the business related to our Singl.eView product line. We also entered into an agreement to sell the business related to our Metrica service assurance software group. In accordance with SFAS No. 144, these businesses were classified as discontinued operations in fiscal 2004 and the financial results are reported separately as discontinued operations for all periods presented.

Cash and Cash Equivalents:    Cash equivalents represent short-term investments in money market instruments with original maturities of three months or less. The carrying amounts of these investments approximate their fair value due to their short maturities. At October 31, 2004, the majority of our cash equivalents were spread between four major financial institutions to avoid any significant concentration risk.

Available for Sale Securities:    We classify debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available for sale securities. Debt securities with a maturity greater than one year on their acquisition date are classified as long-term available for sale securities.

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

Impairment of Long-Lived Assets:    Prior to fiscal 2003, we evaluated property and equipment and identifiable intangibles for potential impairment in compliance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” In fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See Note 16 for details of our impairment charges.

Goodwill and Other Intangible Assets:    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the standard, goodwill is no longer amortized but will be reviewed annually for impairment. Our other intangible assets (consisting primarily of technology, trademarks, distributor network and patents) will continue to be amortized over their useful lives, which are from one to 20 years. Refer to Note 7 for details of our goodwill and intangible assets.

Research and Development Costs:    Our policy is to expense all research and development costs in the period incurred.

Revenue Recognition:    We recognize revenue, net of discounts, when persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.

Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, system design and analysis, customization and installation services, ongoing system management, system enhancements and maintenance. We primarily apply the percentage-of-completion method to these contracts for revenue recognition.

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

Income Taxes and Deferred Taxes:    We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point, and the full utilization of our loss carryback potential. In addition, we expect to provide a nearly full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation:    We convert assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and we record translation adjustments in shareowners’ investment. Income statements of foreign operations are translated from the operations’ functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates. Foreign currency exchange transaction gains and losses are reported in other income (expense), net.

We sometimes hedge forecasted foreign currency transactions. Derivatives entered into for this purpose are classified as economic hedges of foreign currency cash flows. Foreign currency cash flows may arise from cross-border transactions principally in the e uro, British pound, Australian dollar and Canadian dollar. We record these instruments at fair value on our balance sheet, with gains and losses recorded in other income (expense) as foreign currency transactions.

Our foreign currency forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions.

At October 31, 2004, we did not have any hedges for foreign currency exposures.

Stock-Based Compensation: We recognize and measure our stock option compensation by the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount that the employee is required to pay for the stock. No compensation expense was recognized for options issued in fiscal 2004, 2003 and 2002 as all stock options were issued at fair market value on the date of grant. We have also issued restricted stock in the form of restricted stock awards and of restricted stock units (hereafter sometimes collectively called “restricted stock”). The fair market value of the restricted stock is amortized over the projected remaining vesting period.

We adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires disclosure of how stock compensation expense would be computed under SFAS No. 123, “Accounting for Stock-Based Compensation,” using the fair value method. We estimated the fair value using the Black-Scholes option-pricing model. The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	2004	2003	2002
Net income (loss) as reported	$16.4	$(76.7)	$(1,145.0)
Plus: Stock-based employee compensation expense included in reported income (loss)	2.9	4.4	14.3
Less: Stock compensation expense—fair value based method	(36.6)	(46.7)	(128.7)
Pro Forma Loss	(17.3)	(119.0)	(1,259.4)
Income (Loss) Per Share—Basic and Diluted
As reported	$0.02	$(0.10)	$(1.44)
Pro forma	$(0.0 2)	$(0.15)	$(1.58)

During the third quarter of fiscal 2003, we offered to eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options. The new options, which were granted on December 29, 2003, have an exercise price of $2.83 per share. This exercise price is equal to the average of the high and low trading price of our common stock on the grant date. These options will vest over a two-year period from the grant date. For purposes of the above tabular disclosure, the unrecognized

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

compensation cost of the cancelled options and the incremental fair value of the replacement options are being amortized over a 30-month period, consisting of the 24-month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

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

Recently Issued Accounting Pronouncements:    In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. Interpretation No. 46 is applicable for all variable interests created after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions of this interpretation were effective in the first fiscal year or interim period beginning after December 15, 2003 (our first quarter of fiscal 2004). The adoption of this interpretation did not have a material impact on our financial statements.

Share Based Payments:    In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95”, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The provisions of the interpretation are effective for financial statements issued for periods that begin after June 15, 2005, which will be our fourth quarter beginning August 1, 2005. We will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of the date SFAS 123R is adopted would be based on the grant date, fair value and attributes originally used to value those awards.

We expect the adoption of this standard will reduce fourth quarter 2005 net income by approximately $9.2 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2005.

Notes to Consolidated Financial Statements (Continued)

Note 2: Other Financial Statement Data (in millions)

Other Income (Expense), Net:

	2004	2003	2002
Interest income	$12.5	$9.7	$11.0
Interest expense	(8.8)	(3.6)	(2.4)
Interest income, net	3.7	6.1	8.6
Foreign exchange (loss) income	(0.9)	5.8	(11.7)
Loss on lease termination	—	—	(8.2)
Gain (loss) on divested product lines	3.5	(1.4)	(6.7)
Gain on investments	4.8	0.9	16.7
Gain (loss) on sale of fixed assets	0.5	(0.8)	(11.5)
Gain on patent infringement	—	—	26.2
Other	(0. 9)	(1.6)	(7.0)
Other, net	7.0	2.9	(2.2)
Total other income (expense), net	$10.7	$9.0	$6.4

Supplemental Cash Flow Information:

	2004	2003	2002
Income taxes paid (refunds received)	$1.2	$(142.7)	$(259.4)
Interest paid	$8.5	$1.5	$3.8

Supplemental Schedule of Investing Activities:

	2004	2003	2002
Acquisitions:
Fair value of assets acquired	$454.9	$—	$20.8
Less: Liabilities assumed	(148.8)	—	(16.5)
Acquisition costs	5.6	—	—
Cash acquired	(16.5)	—	(0.1)
Acquisitions, net of cash acquired	$295.2	$—	$4.2
Divestitures:
Proceeds from divestitures	$78.9	$—	$—
Carrying value of assets disposed	—	2.6	22.4
Less: Liabilities disposed	—	(0.7)	(20.1)
Cash disposed	(11.0)	—	—
Divestitures, net of cash disposed	$67.9	$1.9	$2.3

Notes to Consolidated Financial Statements (Continued)

Note 2: Other Financial Statement Data (in millions) (Continued)

Consolidated Balance Sheet Information:

	2004	2003
Inventories:
Purchased materials and manufactured products	$132.1	$88.4
Work-in-process	7.7	0.9
Less: Inventory reserve	(42.0)	(32.2)
Total	$97.8	$57.1
Property and Equipment:
Land and buildings	$135.7	$119.9
Machinery and equipment	364.1	316.3
Furniture and fixtures	38.2	31.2
Less accumulated depreciation	(316.0)	(294.9)
Total	222.0	172.5
Construction-in-process	11.0	2.8
Total, net	$233.0	$175.3
Other Assets:
Notes receivable, net	$22.6	$7.2
Deferred financing costs	6.9	8.1
Other	1.6	1.1
Total	$31.1	$16.4
Other Accrued Liabilities:
Deferred Revenue	$4.5	$6.8
Warranty reserve	14.4	10.4
Accrued taxes (non-income)	15.7	18.8
Non-trade payables	31.8	18.7
Other	15.0	0.8
Total	$81.4	$55.5

Note 3: Acquisition

On May 18, 2004, we completed the acquisition of KRONE from GenTek, Inc. This acquisition increases our network infrastructure business and expands our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for cash paid of $294.4 million in cash (net of cash acquired) and assumed certain liabilities of KRONE. We acquired $78.1 million of intangible assets principally consisting of technology, trademarks and distributor network (see Note 7 for further discussion of intangible assets). No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $180.1 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially all of this goodwill is not deductible for tax purposes.

Notes to Consolidated Financial Statements (Continued)

Note 3: Acquisition (Continued)

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

May 18, 2004
Current assets	$116.6
Intangible assets	78.1
Goodwill	180.1
Other long-term assets	81.2
Total assets acquired	456.0
Current liabilities	81.0
Long-term liabilities	64.1
Total liabilities assumed	145.1
Net assets acquired	310.9
Less cash acquired	16.5
Net cash paid	$294.4

Unaudited pro forma consolidated results of continuing operations, as though the acquisition of KRONE had taken place at the beginning of the periods presented, are as follows (in millions, except per share data):

	2004	2003
Revenue	$971.9	$893.0
Income (loss) from continuing operations (1)	$26.0	$(53.0)
Net income (loss) per share—basic and diluted	$0.03	$(0.07)

(1)	Includes restructuring and impairment charges of $12.3 million and $1.7 million, respectively, for the year ended October 31, 2004, and $28.1 million and $15.6 million, respectively, for the year ended October 31, 2003, for the ADC stand-alone business. Includes restructuring charges of $2.4 million for the year ended October 31, 2004, and $4.3 million for the year ended October 31, 2003, for the KRONE stand-alone business. See Note 16 for discussion of the nature of these charges.

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Note 4: Discontinued Operations

BroadAccess40

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment. This transaction closed on February 24, 2004. We recorded the loss on the sale of the business of $3.8 million based on the value of the business’ assets and liabilities as of January 31, 2004. Subsequent to January 31, 2004, adjustments of $3.0 million were made to increase the previous loss recorded.

The purchasers of the BroadAccess40 business acquired all of the stock of our subsidiary that operated this business and assumed substantially all liabilities associated with this business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction. The purchasers issued a promissory note to us for $3.8 million that is payable within two years of the closing.

Notes to Consolidated Financial Statements (Continued)

Note 4: Discontinued Operations (Continued)

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc (“BigBand”). In consideration for this sale, we were issued a non-voting minority interest in BigBand, which was accounted for under the cost method and has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. This transaction closed on June 29, 2004. As of October 31, 2004, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million. In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of October 31, 2004, $4.0 million was drawn on the credit facility. The transaction closed on August 27, 2004. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to WatchMark Corporation for a cash purchase price of $35 million, subject to purchase price adjustments, and a $3.9 million equity interest in WatchMark. The equity interest constitutes less than a five percent ownership in WatchMark. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. The transaction closed on November 19, 2004 and will result in a gain in the first quarter of fiscal 2005 .

The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eView and Metrica businesses included in discontinued operations are as follows (in millions):

	2004	2003	2002
Revenue	$102.1	$183.9	$228.2
Loss from discontinued operations, net of tax	$(64.9)	$(34.1)	$(164.8)
Gain on sale of discontinued operations, net	50.0	—	—
Loss from discontinued operations	$(14.9)	$(34.1)	$(164.8)

Notes to Consolidated Financial Statements (Continued)

Note 5: Net Income (Loss) from Continuing Operations Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations (in millions, except for per share amounts):

	2004	2003	2002
Numerator:
Net income (loss) from continuing operations	$31.3	$(42.6)	$(980.2)
Denominator:
Weighted average common shares outstanding	808.3	803.4	795.6
Employee options and other	3.8	—	—
Weighted average common shares outstanding	812.1	803.4	795.6
Basic and diluted income (loss) per share from continuing operations	$0.04	$(0.06)	$(1.23)

Excluded from the dilutive securities described above are employee stock options to acquire 45.9 million, 41.2 million and 110.8 million shares as of fiscal 2004, 2003 and 2002, respectively. These exclusions were made either because the exercise prices of these options were greater than the average market price of the common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.

Warrants to acquire 99.7 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for fiscal 2004 and 2003, respectively, because the exercise price of these warrants was greater than the average market price of our common stock.

All shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2004 and 2003, respectively, because of their anti-dilutive effect. Upon achieving positive net income in a reporting period, our convertible notes will require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 99.7 million shares reserved for issuance upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included. In fiscal 2004 and 2003, the calculation was anti-dilutive.

Note 6: Investments

As of October 31, 2004 and 2003, our available-for-sale securities consisted of the following (in millions):

	Cost Basis (1)	Unrealized Gain	Unrealized Loss	Fair Value
2004
U.S. Treasury and other U.S. government agencies	$25.7	$—	$0.1	$25.6
Corporate bonds	8.3	—	—	8.3
Equity securities	0.5	—	0.3	0.2
Total available-for-sale securities	$34.5	$—	$0.4	$34.1
2003
U.S. Treasury and other U.S. government agencies	$35.5	$—	$—	$35.5
Corporate bonds	6.0	—	—	6.0
Equity securities	0.5	4.2	—	4.7
Total available-for-sale securities	$42.0	$4.2	$—	$46.2

(1)	As adjusted for the write-down of certain available-for-sale securities to a lower-of-cost-or-market basis.

Notes to Consolidated Financial Statements (Continued)

Note 6: Investments (Continued)

The fair value of investments in debt securities at October 31, 2004 by contractual maturities are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value
Due in one year or less	$7.1
Due in one year through five years	26.8
Total	$33.9

In accordance with our policy to review our investment portfolio for declines that may be other than temporary, we recorded a non-cash loss of approximately $0.0 million, $0.0 million and $5.7 million on a lower-of-cost-or-market write-down on certain available-for-sale securities during fiscal 2004, 2003 and 2002, respectively. We also recorded a write-down of approximately $0.0 million, $0.0 million and $45.2 million for certain investments in non-publicly traded securities in fiscal 2004, 2003 and 2002, respectively, as a result of the downturn in market conditions in the technology and telecommunication market sectors. The net gains described in the following paragraphs were recorded as an offset to the loss on the write-down of our investment portfolio.

In fiscal 2004 and fiscal 2003, we sold common stock of certain companies in our investment portfolio for gains of $4.8 million and $0.9 million, respectively. During fiscal 2002, we sold holdings of ONI Systems and completely settled a related hedging arrangement for an aggregate gain of $66.6 million. In addition we liquidated our investment in Northstar Photonics, a non-marketable security, for a gain of $1.0 million.

Note 7: Goodwill and Intangible Assets

We recorded $180.1 million in goodwill in connection with our acquisition of KRONE. It is our practice to assess goodwill impairment under the annual requirement of SFAS 142, “Goodwill and Other Intangible Assets”, or when impairment indicators arise. No goodwill impairment indicators existed as of October 31, 2004.

We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting principally of trademarks, technology and a distributor network, and $4.6 million related to contract assets purchased from Stationary Power Systems that are used in our Professional Services segment.

The following table represents intangible assets by category and accumulated amortization as of October 31, 2004 (in millions):

	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Life Range (in years)
Technology	$28.9	$2.3	$26.6	5–7
Trade name/trademarks	25.3	0.6	24.7	5–20
Distributor network	10.1	0.5	9.6	10
Customer list	4.5	0.5	4.0	2
Patents	19.8	7.9	11.9	3–7
Other	18.3	2.1	16.2	1–13
	$106.9	$13.9	$93.0

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Intangible Assets (Continued)

Amortization expense was $ 7.1 million for the period ended October 31, 2004, which included $4.4 million of acquired intangible amortization. The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

2005	$14.6
2006	13.9
2007	11.2
2008	10.9
2009	8.7
Five Years Thereafter	33.7
Total	$93.0

Note 8: Notes Payable

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes. The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which are June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. The interest rate on the variable rate notes was 1.605% and 2.235% for the periods ending June 15, and December 15, 2004, respectively. The interest rate on the variable rate notes is 3.065% for the current period ending June 15, 2005. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Concurrent with the issuance of the fixed and variable rate notes, we purchased five and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes. Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $4.013 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable rate notes, which is a maximum of 99.7 million shares. We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $4.013 per share. The total cost of all the call options was $137.3 million, which was recognized in shareowners’ investment. The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options. The warrants are exercisable for an aggregate of 99.7 million shares at an exercise price of $5.28 per share. The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $5.28 per share. The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment. The call options and the warrants are subject to early expiration upon conversion of the notes. The net effect of the call options and

Notes to Consolidated Financial Statements (Continued)

Note 8: Notes Payable (Continued)

the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $4.013 per share.

We have used and plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

In connection with our issuance of the fixed rate and variable rate notes, we are required under a reg istration rights agreement to maintain an active registration statement with respect to the fixed and variable rate notes (and the shares of our common stock that would be issued upon a conversion of those notes) for a period of up to two years from the date the notes were issued. We presently have an effective registration statement on Form S-3 with respect to these securities on file with the SEC (the “Registration Statement”). Because we were unable to timely file a current report on Form 8-K in August, 2004, we have lost our ability to rely on Form S-3 registration statements until August, 2005, and as a result, upon the filing of our annual report on Form 10-K for fiscal 2004, the Registration Statement will cease to be effective. We intend to file a post-effective amendment to the Registration Statement on a Form S-1. That post-effective amendment on Form S-1 will need to be declared effective by the SEC before it can be utilized. Under the terms of the registration rights agreement, if we fail to keep the Registration Statement effective, the interest rate on those notes that remain held by their initial holders will be increased by 0.25% for 90 days and thereafter will be increased by another 0.25%. This increase in the interest rate will remain in effect for so long as the Registration Statement remains ineffective and could last until as late as June 4, 2005. If the Registration Statement was to remain ineffective through June 4, 2005, the increase in the interest rate on the affected notes would result in additional interest payments of no more than approximately $335,000.

Note 9: Shareowner Rights Plan

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

Note 10: Income Taxes

The components of the income (loss) from continuing operations before income taxes are (in millions):

	2004	2003	2002
United States	$29.0	$(12.3)	$(568.6)
Foreign	4.2	(35.6)	(163.3)
Total income (loss) before income taxes	33.2	(47.9)	(731.9)

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

The components of the (benefit) provision for income taxes from continuing operations are (in millions):

	2004	2003	2002
Current taxes:
Federal	$—	$(1.0)	$(233.4)
Foreign	2.6	(0.3)	1.4
State	(0.7)	(4.0)	(0.5)
	1.9	(5.3)	(232.5)
Deferred taxes:
Federal	—	—	430.6
Foreign	—	—	27.7
State	—	—	22.5
	—	—	480.8
Total (benefit) provision	$1.9	$(5.3)	$248.3

The effective income tax rate differs from the federal statutory rate from continuing operations as follows:

	2004	2003	2002
Federal statutory rate	35%	(35%)	(35%)
Impairment charges	—	(20)	(5)
Research and development tax credits	—	(2)	(2)
Deferred tax asset valuation allowance	(8)	58	78
State income taxes, net	(2)	(36)	—
Interest expense on convertible debt	(16)	—	—
Foreign income taxes	(4)	32	—
Other, net	1	(8)	(2)
Effective income tax rate	6%	(11)%	34%

Deferred tax assets (liabilities) as of October 31, 2004 and 2003 are composed of the following (in millions):

	2004	2003
Current deferred tax assets:
Asset valuation reserves	$20.6	$25.6
Accrued liabilities	22.7	28.0
Other	—	5.9
Subtotal	43.3	59.5
Non-current deferred tax assets:
Intangible assets	$316.7	$321.6
Depreciation	12.3	9.4
Net operating loss and tax credit carryover	468.0	327.4
Capital loss carryover	226.7	—
Restructuring charges and other	42.2	39.9
	1,065.9	698.3
Total deferred tax assets	$1,109.2	$757.8

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

	2004	2003
Current deferred tax liabilities:
Accrued liabilities	$(4.7)	$(0.7)
Other	—	(6.1)
Subtotal	(4.7)	(6.8)
Non-current deferred tax liabilities:
Intangible assets	$(29.0)	$—
Restructuring charges and other	(8.1)	—
Subtotal	(37.1)	—
Total deferred tax liabilities	$(41.8)	$(6.8)
Net deferred tax assets	$1,067.4	$751.0
Deferred tax asset valuation allowance	(1,068.9)	(751.0)
Net deferred tax liabilities	$(1.5)	$—

During the third quarter of fiscal 2002 we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in our income statement become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the cumulative losses we had incurred to that point and the full utilization of our loss carryback potential, we concluded that a full valuation allowance should be recorded.

We recorded an income tax provision (benefit) relating to discontinued operations of $0.2 million, $(0.1) million and $14.5 million during fiscal 2004, 2003 and 2002, respectively.

The U.S. Internal Revenue Service has completed its examination of our federal income tax return for all years prior to fiscal 2003. In addition, we are subject to examinations in several states and foreign jurisdictions.

Federal and state net operating loss carryforwards for tax purposes, available to offset future income, were approximately $993.0 million at October 31, 2004. The federal operating loss carryforwards expire between fiscal 2016 and fiscal 2024, and the state operating loss carryforwards expire between fiscal 2007 and fiscal 2019. Federal capital loss carryforwards were approximately $610.0 million at October 31, 2004, most of which expire in fiscal 2009. Federal credit carryforwards were approximately $69.1 million at October 31, 2004, of which $30.2 million expire between fiscal 2009 and fiscal 2014, and $38.9 million expire between fiscal 2018 and fiscal 2023. Foreign operating loss carryforwards were approximately $84 million at October 31, 2004, most of which are available for indefinite carryforward periods.

Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At October 31, 2004, such earnings were approximately $39.0 million. In connection with our acquisition of KRONE, we presently are evaluating whether to make a U.S. income tax election which would have the effect of reducing the amount of undistributed cumulative earnings of foreign subsidiaries to $14.0 million. The amount of unrecognized deferred tax liability on such earnings was approximately $3.0 million regardless if the above tax election is made.

Notes to Consolidated Financial Statements (Continued)

Note 10: Income Taxes (Continued)

In connection with our acquisition of KRONE, we recorded $5.9 million of income taxes payable, $62.3 million of deferred tax assets, $38.2 million of deferred tax liabilities and a valuation allowance of $26.0 million. Goodwill in the KRONE acquisition will be reduced in the future as this valuation allowance is utilized or restored to the balance sheet. During fiscal 2004, goodwill was reduced $0.6 million as a result of utilization of a portion of this valuation allowance.

During fiscal 2004, our valuation allowance increased from $751.0 million to $1,068.9 million. The increase is comprised of $26.0 million recorded in connection with our acquisition of KRONE, $2.7 million related to continuing operations and $289.2 million related to discontinued operations and the disposition transactions of which $225.7 million is attributable to capital loss carryovers that can be utilized only against realized capital gains through fiscal 2009.

Note 11: Employee Benefit Plans

Retirement Saving Plans:    U.S. employees and employees in many other countries are eligible to participate in retirement saving plans. In the United States, effective April 1, 2003, we match employee contributions to our plan ($0.50 for every dollar contributed) up to 6% of eligible pay, and depending on our financial performance, we voluntarily may make an additional contribution up to 120% on 6% of wages. Prior to April 1, 2003, we matched employee contributions ($1.00 for every dollar contributed) to our plan up to 6% of wages, and depending on our financial performance, we voluntarily could make an additional contribution up to 70% on 6% of wages. Employees are fully vested in all contributions at the time the contributions are made. Our contributions to our U.S. retirement savings plan were $5.5 million, $6.1 million and $15.3 million during fiscal 2004, 2003 and 2002, respectively. If so elected by the participants, the trustee for our U.S. retirement savings plan invests a portion of our cash contributions in our common stock. In addition, other retirement savings plans exist in other of our global locations, which are aligned with local custom and practice. We contributed $4.0 million, $2.6 million and $3.4 million to our global (non-U.S.) retirement savings plans in fiscal 2004, 2003 and 2002, respectively.

Global Employee Stock Purchase Plan:    We have a global employee stock purchase plan that is available to a majority of employees. Eligible employees may purchase our common stock through payroll deductions. Under this plan, employees are able to purchase our common stock at a price equal to the lower of 85% of the market closing price of our stock at the beginning or the end of each six-month stock purchase period. We issued 1.8 million, 3.4 million and 4.8 million shares of common stock pursuant to this plan during fiscal 2004, 2003 and 2002, respectively. Our Board of Directors has elected to discontinue the Global Employee Stock Purchase Plan at the end of March 2005.

Pension Benefits:    With our acquisition of KRONE, we assumed certain pension obligations of KRONE related to its German workforce. Prior to the KRONE acquisition, we did not have any defined benefit pension plans. The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, as part of the acquisition, we recorded a liability of $62.8 million for this obligation as of October 31, 2004. The plan was closed to employees hired after 1994 and thus covers only current retirees and those hired prior to 1995. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to roughly equal the net periodic benefit cost.

Notes to Consolidated Financial Statements (Continued)

Note 11: Employee Benefit Plans (Continued)

The following provides reconciliations of benefit obligations, plan assets and funded status of the plan.

Pension Benefits
October 31, 2004
Reconciliation of projected benefit obligation
Beginning balance	$—
Amount assumed in the KRONE acquisition	63.9
Service cost	0.2
Interest cost	1.5
Actuarial (gain) loss	(1.1)
Benefit payments	(1.7)
Ending Balance	$62.8
Funded status of the plan
Plan assets at fair value less than benefit obligation	$—
Unrecognized net actuarial (gain) loss	—
Net amount recognized	$—
Amounts recognized in the Consolidated Balance Sheet as of October 31,
Prepaid benefit cost	$—
Accrued liabilities	62.8
Intangible assets	—
Accumulated other comprehensive income, pre-tax	—
Net amount recognized	$62.8

Net periodic pension cost includes the following components:

Pension Benefits
October 31, 2004
Service cost	$0.2
Interest cost	1.5
Net periodic benefit cost	$1.7

The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

Pension Benefits
October 31, 2004
Weighted average assumptions used to determine benefit obligations
Discount rate	5.25%
Compensation rate increase	2.50%
Weighted average assumptions used to determine net cost for the years ended
Discount rate	5.25%
Compensation rate increase	2.50%

Since the plan is an unfunded general obligation, we do not expect to contribute to the plan in fiscal 2005 except to make benefit payments below described.

Notes to Consolidated Financial Statements (Continued)

Note 11: Employee Benefit Plans (Continued)

Expected benefit payments for fiscal years 2005, 2006, 2007, 2008, 2009 and the five years thereafter are (in millions):

2005	$3.5
2006	3.6
2007	3.7
2008	3.8
2009	3.8
Five Y ears T hereafter	$20.5

Note 12: Stock Option Plans

We maintain a global stock incentive plan to grant various stock awards, including stock options at fair market value and restricted shares, to key employees and to our non-employee directors. A maximum of 149.3 million stock awards can be granted under this plan. Restricted stock awards, restricted stock units, and performance awards are limited to 30 million shares. As of October 31, 2004, 90.4 million shares were available for stock awards, inclusive of a maximum of 26.1 million shares available for issuance as restricted stock awards, restricted stock units and performance awards. All options granted under this plan were made at fair market value.

Notes to Consolidated Financial Statements (Continued)

Note 12: Stock Option Plans (Continued)

The following schedule summarizes activity in all plans (shares in millions):

	Stock Option Shares	Stock Options Weighted Average Exercise Price	Restricted Shares
Outstanding at October 31, 2001	95.9	$12.30	0.5
Granted	43.0	4.24	1.9
Exercised	(1.2)	0.87	—
Restrictions lapsed	—	—	(0.4)
Canceled	(30.1)	11.09	(0.3)
Outstanding at October 31, 2002	107.6	9.54	1.7
Granted	29.9	2.28	2.7
Exercised	(2.6)	1.42	—
Restrictions lapsed	—	—	(0.6)
Canceled	(60.4)	10.29	(1.6)
Outstanding at October 31, 2003	74.5	6.14	2.2
Granted	24.3	3.19	0.1
Exercised	(2.0)	1.57	—
Restrictions lapsed	—	—	(0.9)
Canceled	(38.9)	7.11	(0.1)
Outstanding at October 31, 2004	57.9	$5.14	1.3
Exercisable at October 31, 2004	34.4	$4.82	—

The following table contains details of our outstanding stock options as of October 31, 2004:

Range of Exercise Prices Between		Number Outstanding (in millions)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable (in millions)	Weighted Average Exercise Price
$1.15	$2.18	3.2	8.33	$1.77	2.0	$1.69
2.24	2.26	10.0	8.08	2.26	9.0	2.26
2.29	2.81	6.4	9.09	2.49	1.3	2.39
2.83	2.83	6.9	6.16	2.83	2.3	2.83
2.86	2.92	5.8	9.34	2.92	—	—
2.94	3.89	2.7	6.14	3.50	2.3	3.53
4.02	4.37	6.9	6.92	4.36	6.7	4.36
4.44	7.03	5.6	5.96	5.50	5.4	5.49
7.05	40.94	10.3	4.89	11.82	5.3	11.82
41.94	41.94	0.1	5.68	41.94	0.1	41.94
		57.9	7.35	5.14	34.4	4.82

Notes to Consolidated Financial Statements (Continued)

Note 12: Stock Option Plans (Continued)

The weighted average fair value per option at the date of grant for options granted in fiscal 2004, 2003 and 2002 was $1.48, $1.13 and $2.27 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.13%	2.62%	2.43%
Expected dividend	—	—	—
Expected volatility factor	59.4%	66.9%	67.0%
Expected option term	4.6 years	3.2 years	4.3 years

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends and the risk-free interest rate over the expected life of the of the option.

We were required to record a non-cash stock compensation expense and deferred compensation expense related to the unvested portion of options issued in the purchase business combination of Centigram Communications Corporation in the third quarter of fiscal 2000. The value attributed to unvested options of $12.1 million was allocated to deferred compensation expense and was amortized over the remaining vesting period. Non-cash stock compensation expense recorded in fiscal 2001 relating to the Centigram acquisition was $6.0 million. These options were cancelled shortly after the divestiture of Centigram on October 31, 2001. Further non-cash stock compensation expense of $0.0 million, $0.9 million and $10.4 million was recognized in fiscal 2004, 2003 and 2002, respectively, as a result of unvested stock options and restricted stock converted into ADC awards in connection with our fiscal 2000 acquisition of Broadband Access Systems. The exercise prices on the date of grant were deemed to be less than the estimated fair values of the awards. Such amounts are reflected in research and development and selling and administration expense in the consolidated statements of operations.

In addition, we incurred $2.9 million, $3.5 million and $3.9 million of deferred compensation expense in fiscal 2004, 2003 and 2002, respectively, related to restricted stock issued as part of employee incentive plans and such expense was included in research and development and selling and administration expenses.

Notes to Consolidated Financial Statements (Continued)

Note 13: Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) On AFS Securities, net	Total
Balance, October 31, 2001	$(17.0)	$40.9	$23.9
Translation gain	2.3	—	2.3
Unrealized gain (loss)	—	(40.9)	(40.9)
Balance, October 31, 2002	(14.7)	—	(14.7)
Translation loss	(10.7)	—	(10.7)
Unrealized gain (loss)	—	4.2	4.2
Balance, October 31, 2003	(25.4)	4.2	(21.2)
Translation gain	12.3	—	12.3
Unrealized gain (loss)	—	(0.4)	(0.4)
Adjustment for sale of securities	—	(4.2)	(4.2)
Balance, October 31, 2004	$(13.1)	$(0.4)	$(13.5)

Note 14: Commitments and Contingencies

Vendor Financing:    We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of October 31, 2004 and 2003, we had commitments to extend credit of $17.7 million and $26.5 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was approximately $17.7 million and $23.2 million, respectively, as of October 31, 2004 and 2003. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At October 31, 2004, we have recorded approximately $17.5 million in loss reserves in the event of non-performance related to these financing arrangements.

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

Letters of Credit:    As of October 31, 2004, we had $14.7 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Notes to Consolidated Financial Statements (Continued)

Note 14: Commitments and Contingencies (Continued)

Operating Leases:    Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2017. The rental expense included in the accompanying consolidated statements of operations was $14.3 million, $18.2 million and $27.2 million for fiscal 2004, 2003 and 2002, respectively.

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

In addition, during fiscal 2003 we purchased a total of four other properties that we leased under synthetic leases. Two properties were purchased for an aggregate of $55.9 million and the remaining two were purchased for an aggregate of $45.5 million. All of the properties were purchased using restricted cash previously pledged to secure the lease obligations. The two properties that were purchased for $55.9 million were recorded at their fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in our restructuring accrual as we previously recognized this loss in a prior fiscal year. These two properties were sold in fiscal 2004. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million. The difference between the purchase price for these two properties of $45.5 million and the sale price of $15.3 million reduced the restructuring accrual.

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

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2004 (in millions):

2005	$24.9
2006	20.5
2007	14.0
2008	10.2
2009	7.8
Thereafter	26.4
Total	$103.8

The aggregate amount of future minimum rentals to be received under noncancelable subleases as of October 31, 2004 is $12.4 million.

Legal Contingencies:    On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota. The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer and former Chief Financial Officer, as defendants. After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits. These shareowner lawsuits were consolidated into a single lawsuit, that is captioned In Re ADC

Notes to Consolidated Financial Statements (Continued)

Note 14: Commitments and Contingencies (Continued)

Telecommunications, Inc. Securities Litigation. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001. The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. On November 24, 2003, we filed a motion to dismiss this lawsuit, and the court granted our motion and dismissed the case with prejudice on May 17, 2004. The plaintiffs have appealed this decision to the Eighth Circuit Court of Appeals and that appeal is pending.

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

We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. The amount of monetary liability resulting from an adverse result in many of such lawsuits, proceedings or claims cannot be determined at this time. As of October 31, 2004, we had recorded $5.2 million in loss reserves in the event of such adverse outcomes in these matters. Litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters with certainty. However, other than with respect to the two purported class action suits and in light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition.

Income Tax Contingencies:    Our effective tax rate is impacted by reserve provisions and changes to reserves which we consider appropriate. We establish reserves when, despite our belief that our tax returns reflect the proper treatment of all matters, we believe that the treatment of certain tax matters is likely to be challenged and that we may not ultimately be successful.

Significant judgment is require to evaluate and adjust the reserves in light of changing facts and circumstances, such as the progress of a tax audit. Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies.

Other Contingencies:    As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreement. At this time, none of those obligations are probable or estimable.

Change of Control:    Our board of directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of ADC.

Note 15: Segment and Geographic Information

Segment Information

We have two reportable segments: the Broadband Infrastructure and Access segment and the Professional Services segment. Broadband Infrastructure and Access products consist of:

•	connectivity systems and components that provide the infrastructure to wireline, wireless, cable, broadcast and enterprise networks to connect Internet, data, video and voice services to the network over copper, coaxial and fiber-optic cables, and

Notes to Consolidated Financial Statements (Continued)

Note 15: Segment and Geographic Information (Continued)

•	access systems used in the last mile/kilometer of wireline and wireless networks to deliver high-speed Internet, data and voice services.

Professional Services provide integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

Accounting policies used by the segments are the same as those described in Note 1 to the Consolidated Financial Statements.

Intersegment sales were not significant. The depreciation and amortization , and impairment and restructuring cha r ges in unallocated results relate to corporate. Other income (expense), net includes interest income and expense, investment gains and losses are not allocated to segment results.

Corporate assets, which are included in “Unallocated Items,” primarily consist of cash and investments, which are managed centrally , and property and equipment. Capital expenditures do not include amounts arising from the purchase of businesses.

Sales outside of the United States to external customers are determined on a “shipped-to” basis. No single country has property and equipment sufficiently material enough to warrant disclosure. One customer accounted for 13.3%, 12.6%, and 13.6% of our sales in fiscal 2004,2003, and 2002. In fiscal 2002, sales to one customer comprised 11.2% of our net sales.

The following table sets forth net sales information for each of our functional operating segments described above (in millions):

	2004	2003	2002
Infrastructure Products (Connectivity)	$472.8	$283.0	$355.8
Access Products (Wireline and Wireless)	151.0	161.3	266.0
Eliminations and Other	(22.1)	(18.3)	8.5
Broadband Infrastructure and Access	601.7	426.0	630.3
Professional Services	182.6	163.4	189.2
Total	$784.3	$589.4	$819.5

Notes to Consolidated Financial Statements (Continued)

Note 15: Segment and Geographic Information (Continued)

The following table sets forth certain financial information for each of our functional operating segments described above (in millions):

Segment Information (in millions)	Broadband Infrastructure and Access	Professional Solutions	Unallocated Items	Consolidated
2004
External sales:
Products	$601.7	$58.2	—	$659.9
Services	—	124.4	—	124.4
Total external sales	$601.7	$182.6	—	$784.3
Depreciation and amortization	$11.4	$2.8	$27.5	$41.7
Impairment and restructuring	$0.5	$0.7	$12.8	$14.0
Operating income (loss)	$83.1	$(2.3)	$(58.3)	$22.5
Other income (expense), net	0.9	0.6	9.2	10.7
Income (loss) from continuing operations before income taxes	$84.0	$(1.7)	$(49.1)	$33.2
Capital expenditures	4.3	6.0	—	10.3
Assets	$327.2	$75.4	$1,025.5	$1,428.1

2003
External sales:
Products	$426.0	$58.7	—	$484.7
Services	—	104.7	—	104.7
Total external sales	$426.0	$163.4	—	$589.4
Depreciation and amortization	$5.8	$2.9	$45.1	$53.8
Impairment and restructuring	$5.5	$7.7	$30.5	$43.7
Operating income (loss)	$22.6	$(0.5)	$(79.0)	$(56.9)
Other income (expense), net	9.1	(0.8)	0.7	9.0
Income (loss) from continuing operations before income taxes	$31.7	$(1.3)	$(78.3)	$(47.9)
Capital expenditures	0.8	0.9	67.8	69.5
Assets	$224. 3	$89.9	$982. 7	$1,296.9

2002
External sales:
Products	$630.3	$63.0	—	$693.3
Services	—	126.2	—	126.2
Total external sales	$630.3	$189.2	—	$819.5
Depreciation and amortization	$9.7	$4.3	$86.8	$100.8
Impairment and restructuring	$84.3	$5.4	$453.4	$543.1
Operating loss	$(130.4)	$(28.6)	$(579.3)	$(738.3)
Other income (expense), net	(5.8)	(3.6)	15.8	6.4
Loss from continuing operations before income taxes	$(136.2)	$(32.2)	$(563.5)	$(731.9)
Capital expenditures	8.2	4.4	13.0	25.6
Assets	$247.2	$78.1	$818.9	$1,144.2

Notes to Consolidated Financial Statements (Continued)

Note 15: Segment and Geographic Information (Continued)

Geographic Information

The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment (in millions):

Geographic Information (in millions)	2004	2003	2002
Sales:
Inside the United States	$467.5	$436.5	$654.0
Outside the United States
Asia (China, Hong Kong, and Korea)	27.1	16.3	18.8
Indo Pacific (Australia, India, Japan, and Southeast Asia)	25.8	—	—
EMEA (Europe (Excluding Germany), Middle East, and Africa)	133.1	91.7	94.7
Germany	63.1	—	—
Americas (Canada, Central and South America)	67.7	44.9	52.0
Total	$784.3	$589.4	$819.5
Property and Equipment, Net:
Inside the United States	$144.1	$145.4	$143.6
Outside the United States	88.9	29.9	41.1
Total	$233.0	$175.3	$184.7

Note 16: Impairment, Restructuring, and Other Disposal Charges

During 2004, 2003 and 2002, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, and other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures. The impairment, restructuring and other disposal charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for 2004, 2003 and 2002, respectively (in millions):

Fiscal 2004	Impairment Charges	Restructuring Charges	Total
Employee severance costs	$—	$9.7	$9.7
Facilities consolidation and lease termination	—	2.6	2.6
Fixed asset write-downs	1.7	—	1.7
Total	$1.7	$12.3	$14.0

Fiscal 2003	Impairment Charges	Restructuring Charges	Total
Employee severance costs	$—	$24.0	$24.0
Facilities consolidation and lease termination	—	4.1	4.1
Fixed asset write-downs	15.6	—	15.6
Total	$15.6	$28.1	$43.7

Notes to Consolidated Financial Statements (Continued)

Note 16: Impairment, Restructuring, and Other Disposal Charges (Continued)

Fiscal 2002	Impairment Charges	Restructuring Charges	Cost of Sales	Selling and Administrative Charges	Total
Employee severance costs	$—	$45.1	$—	$—	$45.1
Facilities consolidation and lease termination	—	153.6	—	—	153.6
Fixed asset write-downs	210.8	—	—	—	210.8
Goodwill write-downs	130.3	—	—	—	130.3
Inventory write-offs	—	—	7.1	—	7.1
Other	—	3.3	—	(4.4)	(1.1)
Total	$341.1	$202.0	$7.1	$(4.4)	$545.8

Impairment Charges: As a result of our intention to sell, scale-back or exit non-strategic businesses, we evaluated our goodwill and property and equipment assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, “SFAS No. 121”, “Accounting for the Impairment of Long-Lived Assets” and SFAS No. 142, “Goodwill and other Intangible Assets.” As a result of applying SFAS No. 121 and 144 to our property and equipment, a non-cash impairment charge was required. For fiscal 2004, 2003 and 2002, we recorded impairment charges of $1.7 million, $15.6 million and $ 341.1 million, respectively.

Restructuring Charges: Employee severance costs relate to headcount reductions resulting from the closure of facilities and general terminations attributed to reduced sales forecasts. During fiscal 2004, 2003 and 2002, we terminated the employment of approximately 200, 1,300 and 2,700 employees, respectively, through reductions in force. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted both of our business segments.

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

The following table provides detail on the activity and our remaining restructuring accrual balance by category as of 2004, 2003 and 2002 (in millions):

Type of Charge	Accrual October 31, 2003	Discontinued Operations Net Additions	Continuing Operations Net Additions	Cash Charges	Accrual October 31, 2004
Employee severance costs	$3.0	$4.1	$9.7	$11.5	$5.3
Facilities consolidation	26.1	13.4	2.6	13.4	28.7
Total	$29.1	$17.5	$12.3	$24.9	$34.0

Type of Charge	Accrual October 31, 2002	Discontinued Operations Net Additions	Continuing Operations Net Additions	Cash Charges	Accrual October 31, 2003
Employee severance costs	$14.1	$6.2	$24.0	$41.3	$3.0
Facilities consolidation	110.0	7.5	4.1	95.5	26.1
Committed sales contract—administrative	1.6	—	—	1.6	—
Total	$125.7	$13.7	$28.1	$138.4	$29.1

Notes to Consolidated Financial Statements (Continued)

Note 16: Impairment, Restructuring, and Other Disposal Charges (Continued)

The accrued restructuring amount in the fiscal 2004 table excludes $4.4 million in reserves acquired with the KRONE acquisition.

The total adjustment made to the restructuring accrual for changes in assumptions was an increase of $16.0 million and a decrease of $5.9 million for fiscal 2004 and 2003, respectively. The adjustment was primarily related to changes in the assumptions primarily due to continued softening of real estate markets which resulted in lower sublease income.

We expect that substantially all of the remaining $5.3 million of cash expenditures relating to employee severance costs incurred through October 31, 2004 will be paid by the end of fiscal 2005. Of the $28.7 million to be paid for the consolidation of facilities, we expect that approximately $9.1 million will be paid from unrestricted cash in fiscal 2005, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

In addition to the restructuring accrual mentioned above, we have $6.6 million of assets held for sale (all of which was not allocated to either of our segments) at October 31, 2004. We classified these assets as “held for sale” after our decision to exit non-strategic product lines and to reduce the size of our global operations. We expect to sell or dispose of these assets before the end of fiscal 2005.

Note 17: Quarterly Financial Data (Unaudited in millions, except earnings per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Net Sales	$136.7	$153.6	$227.7	$266.3	$784.3
Gross Profit	53.9	62.6	85.6	99.8	301.9
Income (Loss) Before Income Taxes	16.2	(2.6)	3.5	16.1	33.2
Provision (Benefit) for Income Taxes	(0.1)	0.5	0.3	1.2	1.9
Income (Loss) From Continuing Operations	16.3	(3.1)	3.2	14.9	31.3
Discontinued Operations, Net of Tax	(18.7)	(23.5)	(17.5)	44.8	(14.9)
Net Income (Loss)	$(2.4) (1)	$(26.6) (2)	$(14.3) (3)	$59.7 (4)	$16.4
Average Common Shares Outstanding—Basic	806.8	808.1	808.9	809.3	808.3
Average Common Shares Outstanding—Diluted	911.9	808.1	811.7	909.7	812.1
Net Income (loss) Per Share—Basic	$(0.00)	$(0.03)	$(0.02)	$0.07	$0.02
Net Income (loss) Per Share—Diluted	$(0.00)	$(0.03)	$(0.02)	$0.07	$0.02

Notes to Consolidated Financial Statements (Continued)

Note 17: Quarterly Financial Data (Unaudited in millions, except earnings per share) (Continued)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	Total
2003
Net Sales	$141.9		$149.9		$143.1		$154.5	$589.4
Gross Profit	41.5		56.4		50.6		58.6	207.1
Income (Loss) Before Income Taxes	(42.1)		(14.3)		(3.8)		12.3	(47.9)
Provision (Benefit) for Income Taxes	—		—		—		(5.3)	(5.3)
Income (Loss) From Continuing Operations	(42.1)		(14.3)		(3.8)		17.6	(42.6)
Discontinued Operations, Net of Tax	0.6		(15.1)		(11.3)		(8.3)	(34.1)
Net Income (Loss)	$(41.5	) (5)	$(29.4	) (6)	$(15.1	)(7)	$9.3 (8)	$(76.7)
Average Common Shares Outstanding—Basic	801.1		802.7		804.1		805.4	803.4
Average Common Shares Outstanding—Diluted	801.1		802.7		804.1		908.2	803.4
Net Income (loss) Per Share—Basic	$(0.05)		$(0.04)		$(0.02)		$0.01	$(0.10)
Net Income (loss) Per Share—Diluted	$(0.05)		$(0.04)		$(0.02)		$0.01	$(0.10)

(1)	Including $1.8 million restructuring charges; $4.4 million nonoperating gain on sale of investments; and $3.8 million net nonoperating gain for divested product lines.

(2)	Including $10.1 million restructuring charges and $1.5 million impairment charges.

(3)	Including $0.6 million restructuring charges.

(4)	Including $(0.3) million restructuring charges and $0.2 million impairment charges.

(5)	Including $8.2 million restructuring charges; $10.3 million impairment; $1.0 million nonoperating loss on sale of investments; and $2.8 million nonoperating net loss related to sale of divested product lines.

(6)	Including $8.1 million restructuring charges; $4.3 million impairment; $1.3 million loss for inventory restructuring; and $0.2 million nonoperating net gain related to sale of divested product lines.

(7)	Including $3.5 million restructuring charges; $0.2 million impairment; and $1.3 million loss for inventory restructuring.

(8)	Including $8.4 million restructuring charges; $0.8 million impairment; $1.7 million loss for inventory restructuring; $1.7 million nonoperating gain on sale of investments; $1.4 million nonoperating net gain related to sale of divested product lines; and $2.3 million nonoperating gain related to other divested activities.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the last quarter of fiscal 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

In October 2004 we approved our Management Incentive Plan for fiscal year 2005 (the “MIP”). The MIP is our principal annual incentive program for management level employees of the company and for fiscal 2005 became effective on November 1, 2005. A copy of the MIP is included as Exhibit 10-d to this Report on Form 10-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.

The sections entitled “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2005 Annual Meeting of Shareowners, which will be filed with the SEC on or before January 31, 2005 (the “Proxy Statement”), are incorporated in this Form 10-K by reference.

We have adopted a financial code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other ADC employees. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. The Internet address for our website is http://www.adc.com, and the financial code of ethics may be found as follows:

1.	From our main web page, first click on “Investor Relations.”

2.	Next, click on “Corporate Governance.”

3.	Next, click on “Relevant Documents.”

4.	Finally, click on “Financial Code of Ethics.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

Item 11. EXECUTIVE COMPENSATION

The sections of the Proxy Statement entitled “Compensation of Directors” and “Executive Compensation” are incorporated in this Form 10-K by reference (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation,” which is not incorporated in this Form 10-K).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference into this Form 10-K.

The following table summarizes share and exercise price information about our equity compensation plans as of October 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders (1)	53,508,245	$4.7663	97,995,040
Equity compensation plans not approved by security holders (2)	4,402,539	$7.9602	0
Total	57,910,784	$5.1426	97,995,040

(1)	Includes shares available for issuance under our Global Employee Stock Purchase Plan as well as options and rights granted and shares that may become subject of future awards under our Global Stock Incentive Plan. Specifically, 7,659,813 shares remain available for issuance under our Global

Employee Stock Purchase Plan as of October 31, 2004. Under our Global Stock Incentive Plan, 90,335,227 shares may become the subject of future awards as of October 31, 2004.

(2)	Includes options granted under the following plans that have not been approved by our shareowners: (a) the 2001 Special Stock Option Plan (the “2001 Special Plan”) as described below and (b) plans established by us in connection with our acquisitions of each of the following companies: CommTech Corporation in fiscal 2001; PairGain Technologies, Inc. in fiscal 2000; and Saville Systems Plc and Teledata Communications Ltd. in fiscal 1999 (collectively, the “Acquisition Plans”). In certain instances the plans of the acquired companies that the Acquisition Plans replaced were approved by the shareowners of the acquired companies. Each Acquisition Plan was established by us to preserve the benefit of the outstanding options of the company we were acquiring on the same general terms and conditions under which these options were initially granted. At the time we completed an acquisition, the options then outstanding under the acquired company’s option plan were converted into options to purchase ADC common stock using an agreed conversion ratio into options to acquire shares of our common stock under the applicable Acquisition Plan. No future options will be issued under any of the Acquisition Plans. As of October 31, 2004, options to purchase an aggregate of 1,670,113 shares of common stock at a weighted average price of $11.9002 and an average remaining term of approximately 3.22 years were outstanding under the Acquisition Plans.

The following is a summary of our 2001 Special Plan that was not approved by our shareowners:
The 2001 Special Plan was adopted by our Board of Directors to address acute retention and compensation considerations associated with the economic downturn in the telecommunications industry that began in 2001. The 2001 Special Plan was designed to assist us in retaining and incenting our non-executive employees. Officers and directors of ADC were not eligible to receive awards under this plan. Under this plan, we made a one-time grant of options to purchase an aggregate of 9,523,500 shares on December 7, 2001, to non-executive employees. These options were all granted with an exercise price equal to the fair market value of our shares on the date of grant. As of October 31, 2004, options to purchase 2,732,426 shares of common stock with a weighted average exercise price of $5.42 were outstanding under the plan.

The terms and conditions of awards under the 2001 Special Plan were consistent with the terms and conditions of options granted under our shareowner-approved Global Stock Incentive Plan. All options granted under the 2001 Special Plan vested with respect to one-third of the grant on the first anniversary of the grant date, with the remaining options vesting in 12.5% increments on the last day of each successive three-month period as long as the employee was employed by us as of those dates. The options became fully vested as of December 7, 2004, and have a ten-year term.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section of the Proxy Statement entitled “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm” is incorporated in this Form 10-K by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Listing of Financial Statements

The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the years ended October 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of October 31, 2004 and 2003
Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended October 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Five-Year Selected Consolidated Financial Data for the years ended October 31, 2000 through October 31, 2004, is located in Item 6 of this Form 10-K

Listing of Financial Statement Schedules

The following schedules are filed with this report and can be found starting on page 7 7 of this form 10-K:

Report of Independent Registered Public Accounting Firm Schedule II— Valuation of Qualifying Accounts and Reserves

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Listing of Exhibits

See Exhibit Index on page 7 9 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish a copy of any Exhibit to a security holder upon request , at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.

Dated: January 14, 2005	By: /s/ Robert E. Switz Robert E. Switz President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT E. SWITZ Robert E. Switz	President and Chief Executive Officer (principal executive officer)	Dated: January 14, 2005

/s/ GOKUL V. HEMMADY Gokul V. Hemmady	Vice President and Chief Financial Officer (principal financial accounting officer)	Dated: January 14, 2005

/s/ WILLIAM T. PIEPER William T. Pieper	Vice President and Controller (principal accounting officer)	Dated: January 14, 2005

John A. Blanchard III*	Director
John J. Boyle III*	Director
James C. Castle*	Director
Mickey P. Foret*	Director
J. Kevin Gilligan*	Director
B. Kristine Johnson*	Director
Lois M. Martin*	Director
William Spivey*	Director
Jean-Pierre Rosso*	Director
John Rehfeld*	Director
Larry W. Wangberg*	Director
John D. Wunsch*	Director

*By: /s/ Gokul V. Hemmady Gokul V. Hemmady Attorney-in-Fact	Dated: January 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited the consolidated financial statements of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2004 and 2003 and for each of the three years in the period ended October 31, 2004, and have issued our report thereon dated December 13, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule for each of the three years in the period ended October 31, 2004, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Minneapolis, Minnesota
December 13, 2004

ADC TELECOMMUNICATIONS

SCHEDULE II—VALUATION OF QUALIFYING ACCOUNTS AND RESERVES
(In Millions)

Fiscal 2004	Balance at Beginning of Year	Acquisition	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts & notes receivable	$ 48.6	$ 7.5	$(2.9)	$10.6	$ 42.6
Inventory reserve	32.2	16.9	(0.4)	6.7	42.0
Warranty accrual	10.4	5.3	4.0	5.3	14.4

Fiscal 2003	Balance at Beginning of Year	Acquisition	Charged to Costs and Expenses	Deductions (Reclassifications)	Balance at End of Year
Allowance for doubtful accounts & notes receivable	$ 35.8	$ —	$4.3	$(8.5)	$ 48.6
Inventory reserve	81.9	—	—	49.7	32.2
Warranty accrual	10.5	—	5.7	5.8	10.4

Fiscal 2002	Balance at Beginning of Year	Acquisition	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts & notes receivable	$ 87.1	$ —	$22.0	$73.3	$ 35.8
Inventory reserve	89.5	—	48.3	55.9	81.9
Warranty accrual	29.4	—	3.1	22.0	10.5

EXHIBIT INDEX

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit Number	Description
2.1
Share Purchase Agreement, dated March 25, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated June 2, 2004.)

2.2
First Amendment to Share Purchase Agreement, dated May 18, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated June 2, 2004.)

2.3
Acquisition Agreement, dated May 24, 2004 among ADC Telecommunications, Inc., BigBand Networks, Inc. and ADC Broadband Access Systems, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 13, 2004.)

2.4
Acquisition Agreement, dated June 3, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated September 2, 2004.)

2.5
First Amendment to the Acquisition Agreement, dated August 27, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated September 2, 2004.)

2.6
Acquisition Agreement, dated October 22, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated November 26, 2004.)

2.7
Amendment No. 1 to Acquisition Agreement, dated November 19, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated November 26, 2004.)

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

3-e	Restated Bylaws of ADC Telecommunications, Inc. effective July 30, 2002. (Incorporated by reference to Exhibit 4-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002.)

Exhibit Number	Description
4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1996.)
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

10-a*
ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through March 2, 2004. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10-b*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10-c*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2004. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)
10-d*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2005.
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

10-r *
First Amendment of ADC Telecommunications, Inc. 401(K) Excess Plan (2002 Restatement) dated as of February 26, 2002. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-s *
Second Amendment of ADC Telecommunications, Inc. 401(K) Excess Plan (2002 Restatement) dated as of April 1, 2003. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-t *
Third Amendment of ADC Telecommunications, Inc. 401(K) Excess Plan (2002 Restatement) dated as of January 1, 2003. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-u*
Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-v*	ADC Telecommunications, Inc. Executive Management Incentive Plan (Incorporated by reference to Exhibit 10-jj to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10-w*
ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004. (Incorporated by reference to Exhibit 10-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10-x*	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)
10-y*	Letter Agreement of employment between ADC Telecommunications, Inc. and Michael K. Pratt dated April 25, 2002, that includes severance arrangements.
10-z*
Letter Agreement of employment between ADC Telecommunications, Inc. and Ronald A. Lowy dated March 24, 2004. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10-aa*	KRONE Acquisition Key Employee Retention Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10-bb*
Terms of Ronald A. Lowy Individual Award Letter under the KRONE Acquisition Key Employee Retention Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

Exhibit Number	Description
10-cc*
Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-dd*
Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC’s 2002 fiscal year. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10-ee*
Form of Restricted Stock Unit Award Agreement used for grants to employee under the Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10-ff*
Form of Restricted Stock Unit Award Agreement used for non-employee directors under the Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10-gg*
Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10-hh*
Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10-ii*
Form of Nonqualified Stock Option Agreement used for non-employee directors under the Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10-jj*
Form of Nonqualified Stock Option Agreement used for non-employee directors under the Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10-kk*
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

10-ll*	Severance Agreement and General Release, dated November 5, 2004 between ADC Telecommunications, Inc., GenTek Inc. and Ron Lowy.
10-mm*	Confidential Separation Agreement and General Release, dated December 2, 2004 between ADC Telecommunications, Inc. and Jeff Quiram.
12-a	Computation of Ratio of Earnings to Fixed Charges.
21-a	Subsidiaries of ADC Telecommunications, Inc.
23-a	Consent of Ernst & Young LLP.
24-a	Power of Attorney.
31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).
31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).
32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.

[THIS PAGE INTENTIONALLY LEFT BLANK]