Form 10-Q
period 2005-01-28
ADC TELECOMMUNICATIONS INC
filed 2005-03-09
CIK 61478

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2005

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

Common stock, $.20 par value:  810,771,091 shares as of March 7, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(In millions)

	January 28, 2005	October 31, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$88.4	$67.0
Available-for-sale securities	425.0	434.6
Accounts receivable, net	145.2	158.0
Unbilled revenue	39.9	36.5
Inventories, net	109.2	97.8
Assets of discontinued operations	—	16.6
Prepaid and other current assets	35.6	25.1

Total current assets	843.3	835.6
Property and Equipment, Net	229.0	233.0
Restricted Cash	24.9	21.9
Goodwill	180.1	180.1
Intangibles, Net	90.2	93.0
Available-for-sale securities	29.1	26.8
Other Assets	36.3	37.7

Total assets	$1,432.9	$1,428.1

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$72.7	$72.8
Accrued compensation and benefits	46.9	65.9
Other accrued liabilities	73.5	81.7
Income taxes payable	24.9	27.6
Restructuring accrual	32.6	38.4
Liabilities of discontinued operations	—	15.6

Total current liabilities	250.6	302.0
Pension Obligations and Other Long-Term Liabilities	69.4	66.8
Long-Term Notes Payable	400.0	400.0

Total liabilities	720.0	768.8

Shareowners’ Investment:
(809.7 and 810.1 shares outstanding, respectively)	712.9	659.3

Total liabilities and shareowners’ investment	$1,432.9	$1,428.1

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In millions, except per share amounts)

	Three Months Ended

	January 28, 2005	January 31, 2004

Net Sales:
Product	$199.9	$111.4
Service	43.5	25.3

Total Net Sales	243.4	136.7
Cost of Sales:
Product	122.9	58.9
Service	38.9	23.9

Total Cost of Sales	161.8	82.8

Gross Profit	81.6	53.9

Operating Expenses:
Research and development	15.2	12.4
Selling and administration	61.0	31.3
Restructuring charges	3.2	1.8

Total Operating Expenses	79.4	45.5

Operating Income	2.2	8.4
Other Income, Net	12.4	7.8

Income Before Income Taxes	14.6	16.2
Provision (Benefit) for Income Taxes	1.0	(0.1)

Income From Continuing Operations	13.6	16.3
Discontinued Operations, Net of Tax
Income (loss) from discontinued operations	2.7	(15.1)
Gain (loss) on sale of discontinued operations, net	36.2	(3.6)

Total Discontinued Operations	38.9	(18.7)
Net Income (Loss)	$52.5	$(2.4)

Weighted Average Common Shares Outstanding (Basic)	809.4	806.8

Weighted Average Common Shares Outstanding (Diluted)	811.6	911.9

Basic and Diluted Income (Loss) Per Share:
Continuing operations	$0.02	$0.02

Discontinued operations	$0.04	$(0.02)

Net income (loss)	$0.06	$0.00

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In millions)

	Three Months Ended

	January 28, 2005	January 31, 2004

Operating Activities:
Net income from continuing operations	$13.6	$16.3
Adjustments to reconcile net income from continuing operations to net cash (used by) provided by operating activities from continuing operations:
Depreciation and amortization	13.9	9.9
Change in bad debt reserves	(0.4)	(2.2)
Change in inventory reserves	(0.4)	(0.2)
Change in warranty reserves	(1.2)	—
Non-cash stock compensation	0.7	0.6
Change in deferred income taxes	0.6	—
Gain on sale of investments	—	(4.4)
Loss on sale of business	—	0.3
Gain on sale of property and equipment	(0.6)	(0.4)
Other, net	(11.2)	(0.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	15.5	11.7
Inventories	(10.1)	(4.7)
Prepaid and other assets	(3.6)	6.3
Accounts payable	(0.8)	0.5
Accrued liabilities	(33.6)	(14.0)

Total cash (used by) provided by operating activities from continuing operations	(17.6)	19.0
Total cash provided by (used by) operating activities from discontinued operations	1.5	(25.2)

Total cash used by operating activities	(16.1)	(6.2)

Investing Activities:
Divestitures, net of cash disposed	33.6	5.0
Property and equipment additions	(4.6)	(2.9)
Proceeds from disposal of property and equipment	3.1	5.6
Increase in restricted cash	(3.0)	(0.2)
Change in available-for-sale securities	7.3	(217.8)

Total cash provided by (used by) investing activities	36.4	(210.3)

Financing Activities:
Repayments of debt	—	(0.8)
Common stock issued	0.9	1.8

Total cash provided by financing activities	0.9	1.0

Effect of Exchange Rate Changes on Cash	0.2	(0.1)

Increase (Decrease) in Cash and Cash Equivalents	21.4	(215.6)
Cash and Cash Equivalents, beginning of period	67.0	288.1

Cash and Cash Equivalents, end of period	$88.4	$72.5

See accompanying notes to condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1 - Basis of Presentation:

          The interim information furnished in this report is unaudited but reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods.  The operating results for the quarter ended January 28, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2004.

          Fiscal Year

          Our quarters end on the last Friday of the calendar month for the respective quarter end.  Our fiscal year end is October 31.  As a result, our fourth quarter may have greater or fewer days than previous quarters in a fiscal year.

          Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows”.  SFAS 123R requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation issued to employees.  The provisions of the interpretation are effective for periods that begin after June 15, 2005, which will be our fourth quarter beginning July 30, 2005.  We will implement SFAS 123R under the modified prospective transition method.  Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R.  Compensation cost for awards granted prior to, but not vested as of, the date we adopt SFAS 123R would be based on the grant date fair value and attributes originally used to value those awards.   We expect the adoption of this standard will reduce fourth quarter 2005 net income by approximately $5.0 million.  This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2005.

          In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”), which requires that abnormal amounts of idle capacity and spoilage costs are to be excluded from the cost of inventory and expensed when incurred.  The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005, which will be our fiscal year beginning November 1, 2005.  We expect the adoption of this standard will have minimal impact on our financial statements.

           Summary of Significant Accounting Policies

          A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2004.

          Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications have no effect on reported earnings.  Auction rate securities, which previously had been classified as cash and cash equivalents, are now classified as current available-for-sale securities for all periods presented.  This reclassification had no impact on current assets, working capital, or any amounts reported on the statement of operations.  Changes in available-for-sale securities are shown in the investing section of the statement of cash flows.  As of January 28, 2005 and October 31, 2004, auction rate securities were $417.2 million and $427.3 million, respectively.

Note 2 – Stock-Based Compensation:

          We recognize and measure our stock compensation by the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount that the employee is required to pay for the stock.  No compensation expense was recognized for options issued in the first quarter of fiscal 2005 and fiscal 2004, because all stock options were issued at the fair market value of our common stock on the date of grant.   Stock compensation is awarded to certain key employees in the form of stock options and restricted stock grants and, beginning on March 2, 2004, in the form of restricted stock units.   The recipients of restricted stock grants and restricted stock units do not pay for the awards.

Accordingly, compensation cost for restricted stock grants and restricted stock units is equal to the fair market value of the underlying shares on the date an award is made and is amortized over the projected remaining vesting period.

          Under the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, on a quarterly basis, we must disclose how stock compensation expense would be computed under SFAS 123, using the fair value method.   We estimated the fair value using the Black-Scholes option-pricing model.  The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	Three Months Ended

	January 28, 2005	January 31, 2004

Net income (loss) as reported	$52.5	$(2.4)
Plus: Stock-based employee compensation expense included in reported income (loss)	0.7	0.6
Less: Stock compensation expense – fair value based method	(4.6)	(7.0)

Pro forma net income (loss)	$48.6	$(8.8)

Income (Loss) Per Share
As reported – Basic and Diluted	$0.06	$0.00
Pro forma – Basic	$0.06	$(0.01)
Pro forma – Diluted	$0.06	$0.00

          During the third quarter of fiscal 2003, we offered eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options.  The new options, which were granted on December 29, 2003, have an exercise price of $2.83 per share, which is equal to the average of the high and low trading price of our common stock on the grant date.  These options are vesting over the two-year period from the grant date.  For purposes of the above tabular disclosure, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options are being amortized over a 31-month period, consisting of the 24-month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

Note 3: Acquisition:

          On May 18, 2004, we completed the acquisition of the KRONE group (“KRONE”), a global supplier of connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. This acquisition increases our network infrastructure business and expands our presence in the international marketplace.  The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

          Unaudited pro forma consolidated results of continuing operations for the three months ended January 31, 2004, as though the acquisition of KRONE had taken place at the beginning of such period, are as follows (in millions, for the three months ended January 31, 2004, except per share data):

Three Months Ended January 31, 2004

Net sales	$217.0
Income from continuing operations (1)	$10.8
Net income per share—basic and diluted	$0.01

(1)

Includes restructuring charges of $1.8 million for the three months ended January 31, 2004, for ADC’s historical stand-alone business and $2.2 million for the KRONE’s historical stand-alone business.  See Note 13 for a discussion of the nature of these charges.

          The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

Note 4 - Discontinued Operations:

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

          BroadAccess40

          During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  We classified this business as a discontinued operation in the first quarter of fiscal 2004.  This transaction closed on February 24, 2004.  We recorded a loss on the sale of the business of $3.6 million based on the value of the business’ assets and liabilities as of January 31, 2004.  Subsequent to January 31, 2004, adjustments of $3.0 million were made to increase the previous loss recorded.

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

          Cuda/FastFlow

          During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc. (BigBand).  This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment.  In consideration for this sale, we were issued a non-voting minority interest in BigBand, which was accounted for under the cost method and has a nominal value.  We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years.  As of January 28, 2005, $7.0 million was drawn on the credit facility.  We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million.  In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

          Singl.eView

          During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments.  The transaction closed on August 27, 2004.  This business had been included in our Professional Services segment.  We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months.  As of January 28, 2005, $4.0 million was drawn on the credit facility.  We classified this business as a discontinued operation in the third quarter of fiscal 2004.  In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million and in our first quarter of fiscal 2005 we recognized an income tax benefit of $3.1 million relating to resolution of certain income tax contingencies.

          Metrica

          During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (formerly known as WatchMark Corporation) (“Vallent”) for a cash purchase price of $35.0 million, subject to purchase price adjustments, and a $3.9 million equity interest in Vallent.  The transaction closed on November 19, 2004.  The equity interest constitutes less then a five percent ownership in Vallent.  This business had been included in our Professional Services segment.  We classified this business as a discontinued operation in the fourth quarter of fiscal 2004.  In the first quarter of fiscal 2005, we recognized a gain on sale of $36.0 million.

          The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eview and Metrica businesses included in discontinued operations are as follows (in millions):

	Three Months Ended

	January 28, 2005	January 31, 2004

Net sales	$0.9	$36.8
Income (Loss) from discontinued operations	$2.7	$(15.1)
Gain (Loss) on sale of subsidiaries	36.2	(3.6)

Gain (Loss) from discontinued operation	$38.9	$(18.7)

Note 5 – Net Income (Loss) from Continuing Operations Per Share:

          The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations (in millions, except for per share amounts):

	Three Months Ended

	January 28, 2005	January 31, 2004

Numerator:
Net income from continuing operations	$13.6	$16.3

Denominator:
Weighted average common shares outstanding - basic	809.4	806.8
Employee options and other	2.2	105.1

Weighted average common shares outstanding - diluted	811.6	911.9

Basic and diluted income per share from continuing operations	$0.02	$0.02

          Excluded from the dilutive securities described above are employee stock options to acquire 40.3 million and 39.0 million shares for the three months ended January 28, 2005 and January 31, 2004, respectively.  These exclusions were made because the exercise prices of these options were greater than the average market price of the common stock for the period and would have had an anti-dilutive effect.

          Warrants to acquire 99.7 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three months ended January 28, 2005 and January 31, 2004, because the exercise price of these warrants was greater than the average market price of the common stock.

          All shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended January 28, 2005 because of their anti-dilutive effect.  However, these shares were included for the three months ended January 31, 2004.  Upon achieving positive net income in a reporting period, our convertible notes require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes.  Under this method, we will add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 99.7 million shares that could be issued upon conversion of the notes.  If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes.  If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 99.7 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.

Note 6 - Inventories:

          Inventories consist of the following (in millions):

	January 28, 2005	October 31, 2004

Purchased materials and manufactured products	$141.9	$132.1
Work-in-process	4.8	7.7
Less: Inventory reserve	(37.5)	(42.0)

Total inventories, net	$109.2	$97.8

Note 7 – Property & Equipment:

          Property & equipment consists of the following (in millions):

	January 28, 2005	October 31, 2004

Land and buildings	$138.5	$135.7
Machinery and equipment	363.5	364.1
Furniture and fixtures	37.3	38.2
Less: Accumulated depreciation	(322.2)	(316.0)

Total	217.1	222.0
Construction in progress	11.9	11.0

Total property & equipment, net	$229.0	$233.0

Note 8 – Intangible Assets:

          The following table represents intangible assets by category and accumulated amortization as of January 28, 2005 (in millions):

	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Life Range (in years)

Technology	$28.9	$3.6	$25.3	5-7
Trade name/trademarks	25.3	0.9	24.4	5-20
Distributor network	10.1	0.7	9.4	10
Customer list	4.5	1.0	3.5	2
Patents	20.4	8.6	11.8	3-7
Other	18.4	2.6	15.8	1-13

	$107.6	$17.4	$90.2

          Amortization expense was $3.5 million and $0.6 million for the three months ended January 28, 2005 and January 31, 2004, respectively, which included $2.6 million of acquired intangible amortization for the three months ended January 28, 2005.  The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

Remaining 2005	$10.7
2006	14.1
2007	11.4
2008	11.1
2009	8.8
2010	6.0
Thereafter	28.1

Total	$90.2

Note 9 - Income Taxes:

          A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in U.S. GAAP-based income statements become deductible under applicable income tax laws.  The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied.  SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.  As a result of the cumulative losses we incurred in recent years, we previously concluded that a nearly full valuation allowance should be recorded. We expect to maintain a nearly full valuation allowance on our deferred tax assets until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record significant income tax expense or benefits for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet.  As of January 28, 2005, we had $1,059.3 million of net deferred tax assets that have a nearly full valuation allowance and therefore such net deferred tax assets are reflected on the Condensed Consolidated Balance Sheet in Other Assets at an insignificant amount.  Most of our deferred tax assets are related to U.S. income taxes and are not expected to expire until after fiscal 2021 with the exception of $225.7 million relating to capital loss carryovers which can only be utilized against realized capital gains and which expire in fiscal 2009.

Note 10 - Comprehensive Income (Loss):

          Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment.  The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended

	January 28, 2005	January 31, 2004

Net income (loss)	$52.5	$(2.4)
Change in cumulative translation adjustments	(0.2)	4.4
Reclassification adjustment for realized losses (gains) on securities classified as available for sale	0.1	(4.1)
Unrealized loss from securities classified as available for sale	(0.2)	(0.2)

Total comprehensive income (loss)	$52.2	$(2.3)

Note 11 - Pension Benefits

          With our acquisition of KRONE in fiscal 2004, we assumed certain pension obligations of KRONE related to its German workforce.  Prior to the KRONE acquisition, we did not have any defined benefit plans.  The KRONE pension plan is an unfunded general obligation of one of our German subsidiaries (which is a common arrangement for German pension plans).  The plan was closed to employees hired after 1994 and thus covers only current retirees and those hired prior to 1995.  Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to roughly equal the net periodic benefit cost.

          Components of net periodic benefit cost are as follows (in millions):

Three Months Ended January 28, 2005

Service cost	$0.1
Interest cost	0.8

Net period benefit cost	$0.9

Note 12 - Segment and Geographic Information:

Segment Information

          We have two reportable segments: the Broadband Infrastructure and Access segment and the Professional Services segment.

          Broadband Infrastructure and Access products consist of:

•

Connectivity systems and components that provide the infrastructure to wireline, wireless, cable, broadcast and enterprise networks to connect high-speed Internet, data, video and voice services to the network over copper, coaxial and fiber-optic cables, and

•	Access systems used in the last mile/kilometer of wireline and wireless networks to deliver high-speed Internet, data and voice services.

          Professional Services (previously known as Integrated Solutions) provide integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks.  Professional services are used to plan, deploy and maintain communications networks that deliver high-speed Internet, data, video and voice services.

          Intersegment sales and operating income are eliminated from Professional Services.  In previous years, eliminations were included in our Broadband Infrastructure and Access segment.  The prior year presentation has been reclassified to conform to the current year presentation.  Additionally, allocations of corporate costs are completed at a regional level instead of at the operating segment level.  While our senior management does not view corporate cost allocations at the operating segment level, we believe allocating the costs to the operating segments on the basis of revenue is a more accurate representation of operating segment performance.

          The following table sets forth net sales information for each of our functional operating segments described above (in millions):

	Three Months Ended

	January 28, 2005	January 31, 2004

Infrastructure Products (Connectivity)	$163.8	$68.3
Access Products (Wireline and Wireless)	22.5	34.7

Broadband Infrastructure and Access	186.3	103.0
Professional Services	57.1	33.7

Total net sales	$243.4	$136.7

          Detail for each of our two functional operating segments is summarized as follows (in millions):

	Broadband Infrastructure and Access	Professional Services	Unallocated Items	Consolidated

Three Months Ended January 28, 2005
Net sales:
Product	$186.3	$13.6	$—	$199.9
Service	—	43.5	—	43.5

Total net sales	186.3	57.1	—	243.4

Restructuring	1.3	0.3	1.6	3.2
Operating income	6.9	(4.7)	—	2.2
Other income, net	1.7	0.7	10.0	12.4
Income (loss) from continuing operations before income taxes	8.6	(4.0)	10.0	14.6
Assets	350.2	82.8	999.9	1,432.9
Three Months Ended January 31, 2004
Net sales:
Product	$103.0	$8.4	$—	$111.4
Service	—	25.3	—	25.3

Total net sales	103.0	33.7	—	136.7

Restructuring	(0.1)	0.5	1.4	1.8
Operating income	16.0	(3.4)	(4.2)	8.4
Other income, net	—	0.4	7.4	7.8
Income from continuing operations before income taxes	16.0	(3.0)	3.2	16.2
Assets	164.2	74.1	1,051.8	1,290.1

Geographic Information

          The following table represents net sales by significant geographical territories (in millions):

	Three Months Ended

	January 28, 2005	January 31, 2004

Inside the United States	$119.2	$96.6
Outside the United States:
Asia Pacific (China, Hong Kong, Korea, Australia, India, Japan and Southeast Asia)	21.6	4.2
EMEA (Europe (excluding Germany), Middle East and Africa)	44.9	22.3
Germany	40.6	—
Americas (Canada, Central and South America)	17.1	13.6

Total	$243.4	$136.7

Note 13 - Restructuring Charges:

          During the three months ended January 28, 2005 and January 31, 2004, we continued our plan to improve operating performance by restructuring and streamlining our operations.  As a result, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three months ended January 28, 2005 and January 31, 2004, (in millions):

	Three Months Ended

	January 28, 2005	January 31, 2004

Employee severance costs	$1.7	$2.1
Facilities consolidation and lease termination	1.5	(0.3)

Total restructuring charges	$3.2	$1.8

          Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  Of the $1.7 million charge for the three months ended January 28, 2005, $1.3 million relates to our KRONE business acquired in fiscal 2004.  During the three months ended January 28, 2005, approximately 39 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment.  During the three months ended January 30, 2004, approximately 31 employees were impacted by reductions in force.

          Facility consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities.  For the three months ended January 28, 2005, we incurred charges of $1.5 million primarily due to continued softening of real estate markets, resulting in lower sublease income.  During the three months ended January 31, 2004, we reversed $0.3 million of the restructuring accrual.

          The following table provides detail on the activity and our remaining restructuring accrual balance by category as of January 28, 2005 (in millions):

Type of Charge	Accrual October 31, 2004	Continuing Operations Net Additions	Cash Charges	Accrual January 28, 2005

Employee severance costs	$9.6	$1.7	$6.3	$5.0
Facilities consolidation	28.8	1.5	2.7	27.6

Total	$38.4	$3.2	$9.0	$32.6

          Included in the October 31, 2004 accrual balance of $38.4 million is $4.4 million related to reserves acquired with the KRONE acquisition, of which $1.8 million was paid as of January 28, 2005.

          We expect that substantially all of the remaining $5.0 million accrual relating to employee severance costs as of January 28, 2005, will be paid from unrestricted cash by the end of the first quarter of fiscal 2006. Of the $27.6 million to be paid for the consolidation of facilities, we expect that approximately $8.0 million will be paid from unrestricted cash through January 27, 2006, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods.  These restructuring charges may have a material effect on our operating results.

          In addition to the restructuring accrual described above, we have $4.2 million of assets held for sale (of which the entire amount is not allocated to either of our segments). We classified these assets as “Held for Sale” pursuant to our decision to exit non-strategic product lines and to reduce the size of our operations.  We expect to sell or dispose of these assets before April 30, 2005.  During the three months ended January 28, 2005, we sold two properties, previously classified as held for sale, for proceeds of $3.0 million and a net gain of $0.5 million.

Note 14 - Other Income, Net:

          Other income, net consists of the following (in millions):

	Three months ended

	January 28, 2005	January 31, 2004

Interest income	$0.9	$0.8
Foreign exchange income (loss)	1.2	(1.2)
Gain on sale of note receivable	9.0	—
Gain on sale of product lines	0.6	3.3
Gain on write-down or sale of investments	—	4.4
Gain on sale of fixed assets	0.5	0.4
Other	0.2	0.1

Total Other Income, Net	$12.4	$7.8

          During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold resulting in a gain on sale of $9.0 million.

Note 15 - Commitments and Contingencies:

          Vendor Financing: We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of January 28, 2005 and January 31, 2004, we had commitments to extend credit of $1.8 million and $21.5 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was $1.8 million and $18.2 million, respectively, as of January 28, 2005 and January 31, 2004.  The decrease in vendor financing is due the sale of a significant note receivable in the three months ended January 28, 2005.  The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At January 28, 2005, we have recorded $1.8 million in loss reserves in the event of non-performance related to these financing arrangements.

          Legal Contingencies:  On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota. The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer and former Chief Financial Officer, as defendants. After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits.  Certain additional current and former of our directors were also named as defendants.  These shareowner lawsuits were consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. Securities Litigation. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001. The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. On November 24, 2003, we filed a motion to dismiss this lawsuit, and the court granted our motion and dismissed the case with prejudice on May 17, 2004. The plaintiffs have appealed this decision to the Eighth Circuit Court of Appeals, and that appeal is pending.

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

          We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  As of January 28, 2005, we had recorded $5.2 million in loss reserves in the event of such adverse outcomes in these matters. At this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition.   However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters, or any potential liability associated with the same, with certainty.

          Income Tax Contingencies:  Our effective tax rate is impacted by reserve provisions and changes to reserves, which we consider appropriate.  We establish reserves when, despite our belief that our tax returns reflect the proper treatment of all matters, we believe that the treatment of certain tax matters is likely to be challenged and that we may not ultimately be successful.

          Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances, such as the progress of a tax audit.  Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved.  While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of know tax contingencies.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          We are a leading global provider of communications network infrastructure solutions and services.   Our products and services connect communications networks over copper, fiber, coaxial and wireless media and enable high-speed Internet, data, video and voice services to residences, businesses and mobile communications subscribers.  Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, broadcast and enterprise networks.  Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions.  Finally, we provide professional services relating to the design, equipping and building of networks, which compliments our hardware business by planning, deploying and maintaining communications networks.

          Our customers include local and long-distance telephone companies, private enterprise networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors.  We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through the following two reportable business segments:

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

Marketplace Conditions

          When compared with the same period in prior years, our operating results for the three months ended January 28, 2005 reflected a continuation of modest revenue growth, a trend that began in fiscal 2004.  Overall spending on communications equipment and services remains at significantly lower levels compared to pre-2001 levels, but we believe there is a general trend within our industry of modest overall spending increases from historical low levels that characterized the three fiscal years between 2001 and 2003.  We believe spending increases by our customers are likely to be more pronounced in particular areas such as fiber-to-the-X (i.e. the deployment of fiber based networks closer to the ultimate consumer which is sometimes referred to as, “FTTX”) initiatives announced by several service providers, a general increase in wireless spending and some signs of growth in enterprise spending.  However, as capital spending budgets remain constrained, any increases in specific areas may cause service providers to decrease spending in other areas.  For instance, we believe initiatives to spend on fiber-to-the-X projects may be causing decreases in spending on wireline initiatives.  Further, we are cautious that the ongoing consolidation among communications service providers may cause companies engaged in such activities to defer spending while they focus on issues of integrating combined businesses.  In addition, our industry continues to experience very intense competition and increased pricing pressure from our customers.  While we do expect the overall market for spending on communication equipment and services to grow slowly in the near term, certain industry developments may adversely effect such a trend as well as place pressure on gross profit margins.

          While we can offer no assurance that we will be successful in achieving continued revenue growth, we do believe several factors may provide us with the opportunity to grow our sales faster than growth in the overall market in the near term.  We believe such growth could be achieved through:

•

New product offerings for the FTTX initiative being pursued by several communications service providers and the growing acceptance of our Digivance® wireless coverage solution and our TrueNet® and CopperTen™ enterprise solutions;

•	Opportunities to cross-sell products among ADC’s traditional customer base and the traditional customer base of the KRONE following our acquisition in May 2004; and

•	Taking market share from our competitors as we have recently done with respect to some of our product lines.

          We continue to be dependent on telecommunications service providers for a majority of our revenues, although this dependence has recently declined because of our KRONE acquisition.  The four major U.S. incumbent local exchange carriers (Verizon, BellSouth, Qwest and SBC) accounted for 22.3% of our revenues for the three months ended January 28, 2005 compared to 33.1% of our revenues during the first three months of fiscal 2004.  In addition, our top ten customers accounted for 38.5% and 53.7% of our revenues for the three months ended January 28, 2005 and January 31, 2004, respectively.  The decline in these customer concentration levels from 2004 to 2005 is largely due to the KRONE acquisition, which gave us a more diversified customer base throughout the world.  However, the increased diversification may be offset by mergers among our customers, such as the business combinations between Cingular and AT&T Wireless and between Sprint and Nextel.  The long-term impact of such mergers on our business is difficult to predict.  In addition, in the product areas where we believe the potential for revenue growth is most pronounced (e.g. FTTX initiatives and wireless products), our sales remain highly concentrated with the large incumbent local exchange carriers.

          We are continuing to focus on ways to conduct our operations more efficiently and to reduce costs.  During the downturn in communications equipment spending from fiscal 2001 through fiscal 2003, we took significant cost-reduction measures.  We believe most of our restructuring activity is completed, but will continue to pursue expense reductions.  For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through eliminating duplicative facilities, processes and personnel functions.  Accordingly, we anticipate incurring additional restructuring charges in future periods.

          In fiscal 2004, we completed the acquisition of KRONE and also divested four non-core businesses.  We intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business.  We expect to fund any potential acquisition with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives.   In addition, while we presently do not anticipate divesting or exiting any of our current businesses, we will continue to monitor all of our businesses and may determine it appropriate to sell or otherwise dispose of certain operations.

          As spending in our industry has stabilized and shown modest growth, we believe that customer spending habits are beginning to reflect the seasonality that was typical for our business prior to our fiscal 2001.  Prior to the downturn in our business beginning in fiscal 2001, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter (primarily as a result of customer budget cycles and our fiscal year-end initiatives) and weaker demand for our products during our first fiscal quarter (primarily as a result of the number of holidays in that quarter, our customers’ development of annual capital budgets during that period and a general industry slowdown during that period).  This seasonality in our business returned in fiscal 2004, and we expect it to continue in fiscal 2005.  A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99 of this form 10-Q.

Results of Operations

Net Sales

          The following table sets forth our net sales for the three months ended January 28, 2005 and January 31, 2004 for each of our segments described above (in millions):

	Three Months Ended

	January 28, 2005		January 31, 2004

	Net Sales	%	Net Sales	%

Broadband Infrastructure and Access	$186.3	76.5%	$103.0	75.4%
Professional Services:
Product	13.6	5.6	8.4	6.1
Service	43.5	17.9	25.3	18.5

Total Professional Services	57.1	23.5	33.7	24.6

Total	$243.4	100.0%	$136.7	100.0%

          Net sales were $243.4 million and $136.7 million for the three months ended January 28, 2005 and January 31, 2004, respectively, an increase of 78.1%.  International sales comprised 51.1% and 29.3% of our net sales for the three months ended January 28, 2005 and January 31, 2004, respectively.   The increase in international sales primarily is due to our acquisition of KRONE, which has a greater mix of international sales.

          During the three months ended January 28, 2005, net sales of Broadband Infrastructure and Access products increased 80.9% over the comparable 2004 period.  Our Broadband Infrastructure and Access segment includes infrastructure (connectivity) and access (wireless and wireline) products.  The KRONE acquisition reflects 94.7% of the increase over the comparable 2004 period.

          During the three months ended January 28, 2005, connectivity product sales increased 139.8% over the comparable 2004 period whereas wireless product sales decreased approximately $1.6 million, or 19.8%, over the comparable 2004 period.  The KRONE acquisition accounted for 82.6% of the connectivity increase over the comparable 2004 period.   Sales of our fiber connectivity products represented 19.2% of the connectivity increase over the comparable 2004 period.  This fiber sales increase was boosted by increased sales of our FTTX products, which were not being sold in the comparable 2004 period.   The decrease in wireless product line sales was a result of lower demand for tower top amplifier products as well as decreased revenues for our Digivance product line due to the timing of product development and production for our new dual band product as well as supply chain delays for certain Digivance components.  We do not expect the decreased revenues on our Digivance product line to be an ongoing trend.  During the three months ended January 28, 2005, net sales of our wireline products decreased 43.5% over the comparable 2004 period.  The decrease in wireline product sales was caused primarily by a general industry-wide decrease in the market demand for high-bit-rate digital subscriber line products, a situation we do not expect to change significantly in the near future.

          During the three months ended January 28, 2005, net sales of our Professional Services products increased by 69.4% over the comparable 2004 period.  The KRONE acquisition represents 59.8% of the increase in net sales over the comparable 2004 period.  In addition, market share gains with several legacy customers contributed to the increase in sales.

Gross Profit

          During the three months ended January 28, 2005 and January 31, 2004, our gross profit percentages were 33.5% and 39.4% respectively.   The decrease in the gross profit percentage primarily was due to increases in sales of lower margin products caused by the KRONE acquisition and increased revenues from FTTX products and Professional Services as well as from the decrease in sales of our wireline products which have relatively high margins.  The mix of products we sell in any one quarter is variable and is prone to shift in ways that cannot always be predicted accurately.

Operating Expenses

          Total operating expenses for the three months ended January 28, 2005 and January 31, 2004, were $79.4 million and $45.5 million, respectively, representing 32.6% and 33.3% of net sales, respectively.  Included in these operating expenses were restructuring charges of $3.2 million and $1.8 million for the three months ended January 28, 2005 and January 31, 2004, respectively.   KRONE operating expenses were $25.4 million for the three months ended January 28, 2005.   Excluding the effect of the KRONE acquisition, operating expenses increased 18.7% due mainly to the change in selling and administration expenses discussed below.

          Research and development expenses were $15.2 million and $12.4 million for the three months ended January 28, 2005 and January 31, 2004, respectively, or an increase of 22.6%.  KRONE represented 11.2% of research and development expenses for the quarter ended January 28, 2005.  We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments while directing most of our research and towards projects that we believe directly advance our strategic aims and have a higher probability to return our investment because of our beliefs about segments in the marketplace that are most likely to grow.

          Selling and administration expenses were $61.0 million and $31.3 million for the three months ended January 28, 2005 and January 31, 2004, respectively, or an increase of 94.9%.  The KRONE acquisition represents 75.4% of the increase in expenses over the comparable 2004 period.   The remaining increase was due to the fact that expenses for the three months ended January 31, 2004 were unusually low due almost entirely to bad debt recoveries of $4.5 million.

          In fiscal 2005, we expect to incur added administrative expense, including external fees that we expect to be approximately $3.0 million, associated with the requirements to comply with Section 404 of the Sarbanes-Oxley Act.  This section of the Act will require us to conduct a thorough evaluation of our internal controls and we are and will be working with independent advisors in this process.

          Restructuring charges were $3.2 million and $1.8 million for the three months ended January 28, 2005 and January 31, 2004, respectively.  Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs.  Of the $3.2 million charge for the three months ended January 28, 2005, $1.3 million relates to our KRONE business acquired in fiscal 2004.  During the three months ended January 28, 2005, approximately 39 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment.  During the three months ended January 31, 2004, approximately 31 employees were impacted by reductions in force.

Other Income, Net

          Other income, net consists of the following (in millions):

	Three months ended

	January 28, 2005	January 31, 2004

Interest income	$0.9	$0.8
Foreign exchange income (loss)	1.2	(1.2)
Gain on sale of note receivable	9.0	—
Gain on sale of product lines	0.6	3.3
Gain on write-down or sale of investments	—	4.4
Gain on sale of fixed assets	0.5	0.4
Other	0.2	0.1

Total Other Income, Net	$12.4	$7.8

          During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold resulting in a gain on sale of $9.0 million.

Income Taxes

          Our effective income tax rate from continuing operations for the three months ended January 28, 2005 and January 31, 2004 was 6.8% and (0.6)%, respectively.  Substantially all of our income tax provision for the three months ended January 28, 2005 is due to foreign income taxes.   Our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002 we have not recorded income tax benefits in most jurisdictions where we have incurred pretax losses since the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income since the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. We will continue to maintain a nearly full valuation allowance on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize the deferred assets in the future. Until that time, we expect our effective income tax rate will be substantially reduced.

Income from Continuing Operations

          Income from continuing operations was $13.6 million (or $0.02 per diluted share) and $16.3 million (or $0.02 per diluted share) for the three months ended January 28, 2005 and January 31, 2004, respectively.

Discontinued Operations

          BroadAccess40

          During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment.  We classified this business as a discontinued operation in the first quarter of fiscal 2004.  This transaction closed on February 24, 2004.  We recorded a loss on the sale of the business of $3.6 million based on the value of the business’ assets and liabilities as of January 31, 2004.  Subsequent to January 31, 2004, adjustments of $3.0 million were made to increase the previous loss recorded.

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

          Cuda/FastFlow

          During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc. (BigBand).  This transaction closed on June 29, 2004.  The business had been included in our Broadband Infrastructure and Access segment.  In consideration for this sale, we were issued a non-voting minority interest in BigBand, which was accounted for under the cost method and has a nominal value.  We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years.  As of January 28, 2005, $7.0 million was drawn on the credit facility.  We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million.  In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

          Singl.eView

          During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million, subject to purchase price adjustments.  The transaction closed on August 27, 2004.  This business had been included in our Professional Services segment.  We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months.  As of January 28, 2005, $4.0 million was drawn on the credit facility.  We classified this business as a discontinued operation in the third quarter of fiscal 2004.  In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million.

          Metrica

          During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (formerly known as WatchMark Corporation) (“Vallent”) for a cash purchase price of $35.0 million, subject to purchase price adjustments, and a $3.9 million equity interest in Vallent.  The transaction closed on November 19, 2004.   The equity interest constitutes less then a five percent ownership in Vallent.  This business had been included in our Professional Services segment.  We classified this business as a discontinued operation in the fourth quarter of fiscal 2004.  In the first quarter of fiscal 2005, we recognized a gain on sale of $36.0 million.

          The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eview and Metrica businesses included in discontinued operations are as follows (in millions):

	Three Months Ended

	January 28, 2005	January 31, 2004

Net sales	$0.9	$36.8
Income (Loss) from discontinued operations	$2.7	$(15.1)
Gain (Loss) on sale of subsidiaries	36.2	(3.6)

Gain (Loss) from discontinued operation, net of tax	$38.9	$(18.7)

Application of Critical Accounting Policies and Estimates

          There were no significant changes to our critical accounting policies during the three months ended January 28, 2005.  See our most recent Annual Report filed on Form 10-K for fiscal 2004 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

          Cash & Short-Term Investments

          Cash and cash equivalents, consisting primarily of short-term money market instruments with maturities of three months or less, was $88.4 million at January 28, 2005, or an increase of $21.4 million compared to October 31, 2004.  The major source of cash during the first quarter of fiscal 2005 was net income of $13.6 million, receivable collections of $15.5 million and $33.6 million related to proceeds from the sale of our Metrica service assurance software group.  This source of cash was partially offset by a $10.1 million increase in inventory caused by the manufacture of future shipments of FTTX and wireless products and a $33.6 million reduction in accrued liabilities, primarily for restructuring and incentive payments.

          As of January 28, 2005, $417.2 million of auction rates securities, previously classified as cash and cash equivalents, were classified as current available-for-sale securities. Securities reclassified from cash and cash equivalents to current available-for-sale securities as of October 31, 2004 were $427.3 million.

          As of January 28, 2005, we had restricted cash of $24.9 million compared to $21.9 million as of October 31, 2004, an increase of $3.0 million.  The majority of our restricted cash represents collateral for letters of credit and lease obligations. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. We are entitled to the interest earnings on our restricted cash balances.

          Finance-Related Transactions

          As of January 28, 2005, we had $400.0 million of convertible unsecured subordinated notes, consisting of  $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013.  The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%.  The interest rate for the variable rate notes will be reset on each semi-annual interest payment date (i.e., which are June 15 and December 15 of each year beginning on December 15, 2003 for both the fixed and variable rate notes). The interest rate on the variable rate notes is 3.065% for the current six-month period ending June 15, 2005. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $4.013 per share.  We may not redeem the fixed rate notes anytime prior to their maturity date.  We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

          Vendor Financing

          We have worked with customers and third-party financiers to find a means of financing projects by negotiating financing arrangements. As of January 28, 2005 and January 31, 2004, we had commitments to extend credit of $1.8 million and $21.5 million for such arrangements, respectively. The total amount drawn and outstanding under the commitments was $1.8 million and $18.2 million, respectively, as of January 28, 2005 and January 31, 2004. The decrease in vendor financing is due to the sale of a major note receivable in the three months ended January 28, 2005.  The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At January 28, 2005, we have recorded $1.8 million in loss reserves in the event of non-performance related to these financing arrangements.

          Working Capital and Liquidity Outlook

          Our main source of liquidity continues to be our unrestricted cash and our current available-for-sale securities.  We believe that our unrestricted cash and our current available-for-sale securities should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2005. If we are able to maintain break-even or positive cash flow from operations, our existing cash should be adequate to fund such expenditures for several years.

          We believe that our entire restructuring accrual of $32.6 million as of January 28, 2005 will be paid from our unrestricted cash as follows:

          •  $5.0 million for employee severance will be paid by the end of the first quarter of fiscal 2006;

          •  $8.0 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid by the end of the first quarter in fiscal 2006; and

          •  the remainder of $19.6 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

          The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales, profit percentages, earnings per share and other results of operations, our estimates of probable liabilities relating to pending litigation, the continuation of historical trends, the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity and capital resource needs and the effect of regulatory changes.  We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation:  the magnitude and duration of the recovery from the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our revenues are derived; our ability to restructure our business to achieve and maintain operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of KRONE, or other acquired businesses, with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our revenues as well as potential revenue growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, as approximately 51.1% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions, lack of investor demand or the current corporate charter limitation on our ability to issue additional shares of common stock; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in Exhibit 99 to this Form 10-Q.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

          We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003 that have a variable interest rate.  The interest rate on these notes is equal to 6-month LIBOR plus 0.375%.  The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013.  The interest rate for the current six-month period ending June 15, 2005 is 3.065%.  Assuming interest rates rise an additional 1%, 5% and 10%, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

          We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code.  Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment.  In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock.  Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk.  As of January 28, 2005, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.4 million, of which $0.7 million was indexed to ADC common stock.  Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $0.9 million, $2.2 million and $4.4 million, respectively, and we would incur an expense of a like amount.

          We are exposed to market risk from changes in foreign exchange rates. Our primary risk is the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenues and expenses.  Our largest exposure comes from the euro.  The result of a 10% strengthening in the U.S. dollar to our euro denominated revenues and expenses would result in an decrease in operating income of $0.4 million for the quarter ended January 28, 2005.  We are also exposed to foreign currency risk as a result of changes in intercompany balance sheet accounts and other balance sheet items.  At January 28, 2005, we did not hedge any foreign currency exposures; however, from time to time we may implement certain risk management strategies that include the use of derivative instruments.  These strategies include:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On March 5, 2003, we were served with a shareowner lawsuit brought by Wanda Kinermon that was filed in the United States District Court for the District of Minnesota. The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our Chief Executive Officer and former Chief Financial Officer, as defendants. After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits.  Certain additional current and former directors were also named as defendants.  These shareowner lawsuits were consolidated into a single lawsuit, that is captioned In Re ADC Telecommunications, Inc. Securities Litigation. This lawsuit purports to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001. The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. On November 24, 2003, we filed a motion to dismiss this lawsuit, and the court granted our motion and dismissed the case with prejudice on May 17, 2004. The plaintiffs have appealed this decision to the Eighth Circuit Court of Appeals and that appeal is pending.

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

          We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise.  As of January 28, 2005, we had recorded $5.2 million in loss reserves in the event of such adverse outcomes in these matters. At this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition.   However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters, or any potential liability associated with the same, with certainty.

ITEM 2. CHANGES IN SECURITIES

          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a.          Our annual meeting of shareowners was held on March 1, 2005.

          b. and c.  At the annual meeting, James C. Castle, Mickey P. Foret, J. Kevin Gilligan and John D. Wunsch were elected as directors for terms expiring at the annual meeting of our shareowners in 2008; William R. Spivey was elected as a director for a term expiring at the annual meeting of our shareowners in 2007; and Lois M. Martin and John Rehfeld were elected as directors for terms expiring at the annual meeting of our shareowners in 2006.  The following table shows the vote totals with respect to the election of these directors:

Name	Votes For	Authority Withheld

James C. Castle, Ph.D.	712,871,922	16,815,721
Mickey P. Foret	715,064,358	14,623,285
J. Kevin Gilligan	715,202,360	14,485,283
John D. Wunsch	708,198,931	21,488,712
William R. Spivey	714,868,220	14,819,423
Lois M. Martin	714,331,194	15,356,449
John E. Rehfeld	712,839,212	16,848,431

          John J. Boyle III, Robert E. Switz and Larry W. Wangberg continued as directors for terms expiring at the annual meeting of our shareowners in 2007 and John A. Blanchard III, B. Kristine Johnson and Jean-Pierre Rosso continued as directors for terms expiring at the annual meeting of our shareowners in 2006.

          At the annual meeting, our shareowners also approved a proposal made by one of our shareowners requesting that our Board of Directors redeem our shareowner rights plan unless that plan is approved by our shareowners.  Approximately 35% of our total outstanding shares voted in favor this proposal.  However, because over 50% of our total outstanding shares voted on this matter and this plurality of total outstanding shares represented a majority of the shares that voted on this matter, the proposal passed under Minnesota law.  The following table shows the vote totals with respect to the proposal regarding our shareowner rights plan:

Votes For	Votes Against	Abstentions

282,315,049	140,514,134	9,617,461

          At the annual meeting our shareowners also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2005.  The following table shows the vote totals with respect to this ratification of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions

716,202,234	7,072,319	6,413,090

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

          b.          Reports on Form 8-K

          We filed or furnished the following Current Reports on Form 8-K during the quarter ended January 28, 2005:

Date	Item Reported

November 26, 2004	Items 2.01 and 9.01 – pro forma financial statements related to the sale of the Metrica business.

December 14, 2004	Items 2.02, 7.01 and 9.01 – news release announcing our fourth quarter 2004 earnings.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2005	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ GOKUL V. HEMMADY

Gokul V. Hemmady
Vice President, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 28, 2005

Exhibit No.	Description

3-a

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

3-e	Restated Bylaws of ADC Telecommunications, Inc., as amended effective July 30, 2002. (Incorporated by reference to Exhibit 4-e ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2002)
4-a	Form of certificate for shares of common stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Form 10-Q for the quarter ended April 30, 1996.)
4-b

Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003)

4-c

Indenture dated as of June 4, 2003 between ADC Telecommunications, Inc. and U.S. Bank National Association (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

4-d

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

31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)
31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)
32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Risk Factors