Form 10-Q
period 2005-04-29
ADC TELECOMMUNICATIONS INC
filed 2005-06-08
CIK 61478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2005

OR

|_|   TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission file number 0-1424

ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13625 Technology Drive, Eden Prairie, MN 55344-2252
(Address of principal executive offices)(Zip code)

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

Yes     |X|      No      |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     |X|      No      |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.20 par value: 116,006,949 shares as of June 6, 2005

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In millions)

	April 29, 2005	October 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$100.3	$67.0
Available-for-sale securities	448.4	434.6
Accounts receivable, net of allowance of $12.3 and $15.9, respectively	191.9	158.0
Unbilled revenue	55.8	36.5
Inventories, net of reserve of $37.6 and $42.0, respectively	123.9	97.8
Prepaid and other current assets	34.2	25.1
Assets of discontinued operations	—	16.6
Total current assets	954.5	835.6
Property and equipment, net of accumulated depreciation of $333.2 and $316.0, respectively	219.0	233.0
Restricted cash	19.1	21.9
Goodwill	175.8	180.1
Intangibles, net of accumulated amortization of $20.9 and $13.9, respectively	87.9	93.0
Available-for-sale securities	18.3	26.8
Other assets	24.6	37.7
Total assets	$1,499.2	$1,428.1

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$86.5	$72.8
Accrued compensation and benefits	58.7	65.9
Other accrued liabilities	79.2	81.7
Income taxes payable	25.9	27.6
Restructuring accrual	30.0	38.4
Liabilities of discontinued operations	—	15.6
Total current liabilities	280.3	302.0
Pension obligations and other long-term liabilities	69.9	66.8
Long-term notes payable	400.0	400.0
Total liabilities	750.2	768.8
Shareowners’ Investment:
(115.8 and 115.7 shares outstanding, respectively)	749.0	659.3
Total liabilities and shareowners’ investment	$1,499.2	$1,428.1

See accompanying notes to unaudited condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net Sales:
Product	$264.5	$128.5	$464.4	$239.9
Service	51.2	25.1	94.7	50.4
Total Net Sales	315.7	153.6	559.1	290.3

Cost of Sales:
Product	154.0	67.8	276.9	126.7
Service	44.7	23.2	83.6	47.1
Total Cost of Sales	198.7	91.0	360.5	173.8

Gross Profit	117.0	62.6	198.6	116.5

Operating Expenses:
Research and development	18.2	14.3	33.4	26.7
Selling and administration	63.6	39.9	124.6	71.2
Impairment charges	0.6	1.5	0.6	1.5
Restructuring charges	3.2	10.1	6.4	11.9
Total Operating Expenses	85.6	65.8	165.0	111.3

Operating Income (Loss)	31.4	(3.2)	33.6	5.2

Other Income, Net	5.4	0.6	17.8	8.4
Income (Loss) Before Income Taxes	36.8	(2.6)	51.4	13.6
Provision for Income Taxes	2.3	0.5	3.3	0.4
Income (Loss) from Continuing Operations	34.5	(3.1)	48.1	13.2

Discontinued Operations, Net of Tax:
(Loss) Income from discontinued operations	(0.2)	(24.8)	2.5	(39.9)
(Loss) Gain on sale of subsidiaries	(0.9)	1.3	35.3	(2.3)
	(1.1)	(23.5)	37.8	(42.2)
Net Income (Loss)	$33.4	$(26.6)	$85.9	$(29.0)
Average Common Shares Outstanding (Basic)	115.7	115.4	115.7	115.4
Average Common Shares Outstanding (Diluted)	130.5	115.4	130.5	116.1

Basic Earnings (Loss) Per Share:
Continuing operations	$0.30	$(0.03)	$0.42	$0.11
Discontinued operations	$(0.01)	$(0.20)	$0.32	$(0.36)
Basic income (loss) per share	$0.29	$(0.23)	$0.74	$(0.25)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.28	$(0.03)	$0.40	$0.11
Discontinued operations	$(0.01)	$(0.20)	$0.29	$(0.36)
Diluted income (loss) per share	$0.27	$(0.23)	$0.69	$(0.25)

See accompanying notes to unaudited condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In millions)

	Six Months Ended
	April 29, 2005	April 30, 2004
Operating Activities:
Net income from continuing operations	$48.1	$13.2
Adjustments to reconcile net income from continuing operations to net cash provided by (used by) operating activities from continuing operations:
Impairments	0.6	1.5
Depreciation and amortization	27.4	18.9
Change in bad debt reserves	(2.1)	(1.4)
Change in inventory reserves	0.9	(1.1)
Change in warranty reserves	(1.4)	—
Non-cash stock compensation	1.5	0.7
Gain on sale of investments	—	(4.4)
Gain on sale of business	—	3.4
Gain on sale of property and equipment	(4.3)	(0.3)
Other, net	1.8	(0.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	(48.5)	1.8
Inventories	(23.0)	(12.5)
Prepaid and other assets	(9.7)	(7.4)
Accounts payable	10.7	4.7
Accrued liabilities	(20.5)	20.2
Total cash (used by) provided by operating activities from continuing operations	(18.5)	36.5
Total cash (used by) provided by operating activities from discontinued operations	1.2	(39.8)
Total cash (used by) provided by operating activities	(17.3)	(3.3)
Investing Activities:
Divestitures, net of cash disposed	33.6	3.7
Property and equipment additions	(8.8)	(6.6)
Proceeds from sale of note receivable	9.0	—
Proceeds from disposal of property and equipment	16.7	5.6
Change in restricted cash	2.8	(2.4)
Change in available-for-sale securities	(5.7)	(213.3)
Total cash provided by (used by) investing activities	47.6	(213.0)
Financing Activities:
Repayments of debt	—	(8.3)
Common stock issued	2.4	4.6
Total cash provided by (used by) financing activities	2.4	(3.7)
Effect of Exchange Rate Changes on Cash	0.6	(0.1)
Increase (Decrease) in Cash and Cash Equivalents	33.3	(220.1)
Cash and Cash Equivalents, beginning of period	67.0	288.8
Cash and Cash Equivalents, end of period	$100.3	$68.7

See accompanying notes to unaudited condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

Note 1 — Basis of Presentation:

These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods. The operating results for the three and six month periods ended April 29, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2004.

Fiscal Year

Our quarters end on the last Friday of the calendar month for the respective quarter end. Our fiscal year end is October 31. As a result, our fourth quarter may have greater or fewer days than previous quarters in a fiscal year.

Reverse Stock Split

On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split as if it had occurred on November 1, 2003.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting and Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123R requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation issued to employees. On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R. As a result of the SEC amendment, we will adopt SFAS 123R in the first quarter of fiscal 2006. The SEC amendment does not change the accounting required under SFAS 123R.

We will implement SFAS 123R under the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of, the date we adopt SFAS 123R would be based on the grant date fair value and attributes originally used to value those awards. We expect that the adoption of this standard will reduce fiscal 2006 net income by approximately $7.6 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2005 and fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities, rather than as cash flow from operating activities as required under current accounting rules or practices. We expect that the adoption of this standard will not initially impact our operating or financing cash flows due to our current tax situation.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), which requires that abnormal amounts of idle capacity and spoilage costs are to be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005, which will be our fiscal year beginning November 1, 2005. We expect the adoption of this standard will have minimal impact on our financial statements.

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2004. There were no significant changes to our critical accounting policies during the three and six months ended April 29, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on reported earnings. Auction rate securities, which previously had been classified as cash and cash equivalents, are now classified as current available-for-sale securities for all periods presented. This reclassification had no impact on current assets, working capital, or any amounts reported on the statement of operations. Changes in available-for-sale securities are shown in the investing section of the statement of cash flows. As of April 29, 2005, October 31, 2004, and April 30, 2004, we held auction rate securities with a value of $429.7 million, $427.3 million and $661.5 million, respectively.

Note 2 — Stock-Based Compensation:

We recognize and measure our stock compensation by the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount that the employee is required to pay for the stock. No compensation expense was recognized for options issued in the first six months of fiscal 2005 and fiscal 2004 because all stock options were issued with an exercise price equal to the fair market value of our common stock on the date of grant. Stock compensation is awarded to certain key employees in the form of stock options and restricted stock grants and, beginning on March 2, 2004, in the form of restricted stock units. The recipients of restricted stock grants and restricted stock units do not pay for the awards.

Compensation cost for restricted stock grants and restricted stock units is equal to the fair market value of the underlying shares on the date an award is made and is amortized over the projected remaining vesting period.

Under the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, we must disclose, on a quarterly basis, how stock compensation expense would be computed under SFAS 123, using the fair value method. We estimated the fair value using the Black-Scholes option-pricing model. The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net income (loss) as reported	$33.4	$(26.6)	$85.9	$(29.0)
Plus: Stock-based employee compensation expense included in reported income (loss)	0.8	0.1	1.5	0.7
Less: Stock compensation expense — fair value based method	(5.5)	(5.4)	(10.0)	(12.1)
Pro forma net income (loss)	$28.7	$(31.9)	$77.4	$(40.4)
Income (Loss) Per Share — Basic and Diluted
As reported — Basic	$0.29	$(0.23)	$0.74	$(0.25)
As reported — Diluted	$0.27	$(0.23)	$0.69	$(0.25)
Pro forma — Basic	$0.25	$(0.28)	$0.67	$(0.35)
Pro forma — Diluted	$0.24	$(0.28)	$0.62	$(0.35)

During the third quarter of fiscal 2003, we offered eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options. The new options, which were granted on December 29, 2003, have an exercise price of $19.81 per share, which is equal to the average of the high and low trading price of our common stock on the grant date, as adjusted for our recent one-for-seven reverse stock split. These options vest over the two-year period from the grant date. For purposes of the above tabular disclosure, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options are being amortized over a 31-month period, consisting of the 24-month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.

Note 3 — Acquisition:

On May 18, 2004, we completed the acquisition of the KRONE group (“KRONE”), a global supplier of connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. This acquisition has increased our network infrastructure business and expanded our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

May 18, 2004
Current assets	$119.7
Intangible assets	78.1
Goodwill	175.9
Other long-term assets	81.2
Total assets acquired	454.9
Current liabilities	79.9
Long-term liabilities	64.1
Total liabilities assumed	144.0
Net assets acquired	310.9
Less cash acquired	16.5
Net cash paid	$294.4

Unaudited pro forma consolidated results of continuing operations for the three and six months ended April 30, 2004, as though the acquisition of KRONE had taken place at the beginning of such period, are as follows (in millions, except per share data):

	Three Months Ended April 30, 2004	Six Months Ended April 30, 2004
Net sales	$243.6	$460.6
Income from continuing operations (1)	$4.0	$14.8
Net income per share — basic and diluted	$0.03	$0.13

(1)	Includes restructuring and impairment charges of $11.6 million and $13.4 million for ADC’s historical stand-alone business and $0.1 million and $2.3 million for the KRONE’s historical stand-alone business for the three and six months ended April 30, 2004, respectively. See Note 13 for a discussion of the nature of these charges.

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

Note 4 — Discontinued Operations:

During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. We also entered into an agreement to sell the business related to our Metrica service assurance software group. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these businesses were classified as discontinued operations in fiscal 2004 and the financial results are reported separately as discontinued operations for all periods presented.

BroadAccess40

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment. We classified this business as a discontinued operation beginning in the first quarter of fiscal 2004. This transaction closed on February 24, 2004. We recorded a loss on the sale of the business of $3.6 million based on the value of the business’ assets and liabilities as of January 31, 2004. Subsequent to January 31, 2004, adjustments of $3.0 million were made to increase the previous loss recorded.

The purchasers of the BroadAccess40 business acquired all of the stock of our subsidiary that operated this business and assumed substantially all liabilities associated with this business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction. The purchasers issued a promissory note to us for $3.8 million that was paid to us in full in May of 2005.

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc. (“BigBand”). This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. As consideration for this sale, we were issued a non-voting minority interest in BigBand, which we accounted for under the cost method and has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. As of April 29, 2005, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million. In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of April 29, 2005, $4.0 million was drawn on the credit facility. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million. In our first quarter of fiscal 2005, we recognized an income tax benefit of $3.1 million relating to resolution of certain income tax contingencies.

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

In the second quarter of fiscal 2005, we recorded an adjustment to reduce the gain by $0.9 million due to subsequent adjustments to the working capital balances used to determine the purchase price. There may be additional future losses to record based on the resolution of certain contingencies related to the sale. However, we are not able to estimate the amount of any such losses at this time.

The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eview and Metrica businesses included in discontinued operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net sales	$—	$28.5	$0.9	$65.3
(Loss) Income from discontinued operations	$(0.2)	$(24.8)	$2.5	$(39.9)
(Loss) Gain on sale of subsidiaries	(0.9)	1.3	35.3	(2.3)
(Loss) Income from discontinued operations, net of tax	$(1.1)	$(23.5)	$37.8	$(42.2)

Note 5 — Net Income (Loss) from Continuing Operations Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations (in millions, except for per share amounts):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Numerator:
Net income (loss) from continuing operations	$34.5	$(3.1)	$48.1	$13.2
Interest expense for convertible notes	2.0	—	3.9	—
Net income (loss) from continuing operations — diluted	$36.5	$(3.1)	$52.0	$13.2

Denominator:
Weighted average common shares outstanding — basic	115.7	115.4	115.7	115.4
Convertible bonds converted to common stock	14.2	—	14.2	—
Employee options and other	0.6	—	0.6	0.7
Weighted average common shares outstanding — diluted	130.5	115.4	130.5	116.1

Basic income (loss) per share from continuing operations	$0.30	$(0.03)	$0.42	$0.11
Diluted income (loss) per share from continuing operations	$0.28	$(0.03)	$0.40	$0.11

Excluded from the dilutive securities described above are employee stock options to acquire 7.9 million and 6.3 million shares for the three months ended April 29, 2005 and April 30, 2004, respectively and 5.9 million and 6.3 million shares for the six months ended April 29, 2005 and April 30, 2004, respectively. These exclusions were made because the exercise prices of these options were greater than the average market price of the common stock for the period or because of a net loss in the period, which results in these securities having an anti-dilutive effect.

Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three and six months ended April 29, 2005 and April 30, 2004, because the exercise price of these warrants was greater than the average market price of the common stock.

All shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended April 30, 2004 because of their anti-dilutive effect. However, these shares were included for the three and six months ended April 29, 2005. Upon achieving positive net income in a reporting period, our convertible notes require us to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we will add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.

Note 6 — Inventories:

Inventories consist of the following (in millions):

	April 29, 2005	October 31, 2004
Purchased materials and manufactured products	$150.3	$132.1
Work-in-process	11.2	7.7
Less: Inventory reserve	(37.6)	(42.0)
Total inventories, net	$123.9	$97.8

Note 7 — Property & Equipment:

Property & equipment consists of the following (in millions):

	April 29, 2005	October 31, 2004
Land and buildings	$114.1	$135.7
Machinery and equipment	397.3	364.1
Furniture and fixtures	32.6	38.2
Less: Accumulated depreciation	(333.2)	(316.0)
Total	210.8	222.0
Construction in progress	8.2	11.0
Total property & equipment, net	$219.0	$233.0

Note 8 — Intangible Assets:

The following table represents intangible assets by category and accumulated amortization as of April 29, 2005 (in millions):

	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Life Range (in years)
Technology	$28.9	$4.7	$24.2	5-7
Trade name/trademarks	25.3	1.3	24.0	5-20
Distributor network	10.1	1.0	9.1	10
Customer list	4.5	1.6	2.9	2
Patents	21.6	9.2	12.4	3-7
Other	18.4	3.1	15.3	1-13
	$108.8	$20.9	$87.9

Amortization expense was $3.4 million and $0.6 million for the three months ended April 29, 2005 and April 30, 2004, respectively, and $6.9 million and $1.3 million for the six months ended April 29, 2005 and April 30, 2004, respectively. Included in amortization expense is $2.6 million and $5.3 million of acquired intangible amortization for the three and six months ended April 29, 2005. The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

Remaining 2005	$6.9
2006	13.6
2007	11.4
2008	11.5
2009	9.2
2010	6.4
Thereafter	28.9
Total	$87.9

Note 9 — Income Taxes:

A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in U.S. income statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in recent years, we previously concluded that a nearly full valuation allowance should be recorded. We expect to maintain a nearly full valuation allowance on our deferred tax assets until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record significant income tax expense or benefits for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet. Substantially, all of our income tax provision for the three and six months ended April 30, 2005 is due to foreign income taxes.

As of April 29, 2005, we had $1,050.4 million of net deferred tax assets that have a nearly full valuation allowance and therefore such net deferred tax assets are reflected on the Condensed Consolidated Balance Sheet in Other Assets at an insignificant amount. Most of our deferred tax assets are related to U.S. income taxes and are not expected to expire until after fiscal 2021 with the exception of $226.7 million relating to capital loss carryovers which can only be utilized against realized capital gains and which expire in fiscal 2009.

Note 10 — Comprehensive Income (Loss):

Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net income (loss)	$33.4	$(26.6)	$85.9	$(29.0)
Change in cumulative translation adjustments	0.8	(0.8)	0.6	9.9
Reclassification adjustment for realized losses on securities classified as available for sale	(0.2)	—	(0.1)	(4.1)
Unrealized loss from securities classified as available for sale	(0.1)	(0.3)	(0.3)	(0.5)
Total comprehensive income (loss)	$33.9	$(27.7)	$86.1	$(23.7)

Note 11 — Pension Benefits:

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

Components of net periodic benefit cost are as follows (in millions):

	Three Months Ended April 29, 2005	Six Months Ended April 29, 2005
Service cost	$0.2	$0.3
Interest cost	0.7	1.5
Net period benefit cost	$0.9	$1.8

Note 12 — Segment and Geographic Information:

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

Intersegment sales of $18.0 million and $24.2 million and operating income of $12.1 million and $16.1 million are eliminated from Professional Services for the three and six months ended April 29, 2005, respectively. In previous years, eliminations were included in our Broadband Infrastructure and Access segment. The prior year presentation has been reclassified to conform to the current year presentation. Additionally, allocations of corporate costs are completed at a regional level instead of at the operating segment level. As such, while our senior management does not view corporate cost allocations at the operating segment level, we believe allocating the costs to the operating segments on the basis of net sales is a more accurate representation of operating segment performance.

The following table sets forth net sales information for each of our functional operating segments described above (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Infrastructure Products (Connectivity)	$212.0	$80.2	$375.8	$148.3
Access Products (Wireline and Wireless)	36.7	39.5	59.2	74.4
Broadband Infrastructure and Access	248.7	119.7	435.0	222.7
Professional Services	67.0	33.9	124.1	67.6
Total net sales	$315.7	$153.6	$559.1	$290.3

Detail for each of our two functional operating segments is summarized as follows (in millions):

	Broadband Infrastructure and Access	Professional Services	Unallocated Items	Consolidated
Three Months Ended April 29, 2005
Net sales:
Product	$248.7	$15.8	$—	$264.5
Service	—	51.2	—	51.2
Total net sales	248.7	67.0	—	315.7
Restructuring and impairments	3.0	0.8	—	3.8
Operating income (loss)	37.4	(6.0)	—	31.4
Other income (loss), net	3.5	(0.2)	2.1	5.4
Income (loss) from continuing operations before income taxes	40.9	(6.2)	2.1	36.8
Assets	707.2	119.2	672.8	1,499.2

Three Months Ended April 30, 2004
Net sales:
Product	$119.7	$8.8	$—	$128.5
Service	—	25.1	—	25.1
Total net sales	119.7	33.9	—	153.6
Restructuring and impairments	9.0	2.6	—	11.6
Operating income (loss)	6.0	(9.2)	—	(3.2)
Other income (loss), net	0.7	(0.2)	0.1	0.6
Income from continuing operations before income taxes	6.7	(9.4)	0.1	(2.6)
Assets	193.5	160.8	896.3	1,250.6

	Broadband Infrastructure and Access	Professional Services	Unallocated Items	Consolidated
Six Months Ended April 29, 2005
Net sales:
Product	$435.0	$29.4	$—	$464.4
Service	—	94.7	—	94.7
Total net sales	435.0	124.1	—	559.1
Restructuring and impairments	5.4	1.6	—	7.0
Operating income (loss)	44.3	(10.7)	—	33.6
Other income, net	5.2	0.5	12.1	17.8
Income (loss) from continuing operations before income taxes	49.5	(10.2)	12.1	51.4
Assets	707.2	119.2	672.8	1,499.2

Six Months Ended April 30, 2004
Net sales:
Product	$222.7	$17.2	$—	$239.9
Service	—	50.4	—	50.4
Total net sales	222.7	67.6	—	290.3
Restructuring and impairments	8.9	3.1	1.4	13.4
Operating income (loss)	22.0	(12.6)	(4.2)	5.2
Other income, net	1.0	0.2	7.2	8.4
Income from continuing operations before income taxes	23.0	(12.4)	3.0	13.6
Assets	193.5	160.8	896.3	1,250.6

Geographic Information

The following table represents net sales by significant geographical territories (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Inside the United States	$174.7	$107.8	$293.9	$204.4
Outside the United States:
Asia Pacific (China, Hong Kong, Korea, Australia, India, Japan and Southeast Asia)	24.9	5.4	46.5	9.6
EMEA (Europe (excluding Germany), Middle East and Africa)	51.0	24.4	95.9	46.7
Germany	45.5	—	86.1	—
Americas (Canada, Central and South America)	19.6	16.0	36.7	29.6
Total	$315.7	$153.6	$559.1	$290.3

Note 13 — Restructuring Charges:

During the three months ended April 29, 2005 and April 30, 2004, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and six months ended April 29, 2005 and April 30, 2004, (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Employee severance costs	$2.5	$0.1	$4.2	$2.2
Facilities consolidation and lease termination	0.7	10.0	2.2	9.7
Fixed asset write-downs	0.6	1.5	0.6	1.5
Total restructuring and impairment charges	$3.8	$11.6	$7.0	$13.4

Impairment Charges: We incurred impairment charges of $0.6 million for the three and six months ended April 29, 2005, respectively, related to property and equipment as a result of our intention to sell or shutdown non-strategic businesses (primarily our subsidiary, ADC Systems Integration UK Limited). For the three and six months ended April 30, 2004, we incurred $1.5 million of impairment charges related to a manufacturing facility that was previously included in assets held for sale.

Restructuring Charges: Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended April 29, 2005, approximately 36 and 75 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During the three and six months ended April 30, 2004, approximately 7 and 38 employees were impacted by reductions in force, principally in corporate functions.

Facility consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. For the three and six months ended April 29, 2005, we incurred charges of $0.7 million and $2.2 million, respectively, primarily due to continued softening of real estate markets, resulting in lower sublease income. During the three and six months ended April 30, 2004, we incurred charges of $10.0 million and $9.7 million, respectively, due to lower sublease income.

The following table provides detail on the activity and our remaining restructuring accrual balance by category as of April 29, 2005 (in millions):

Type of Charge	Accrual October 31, 2004	Continuing Operations Net Additions	Cash Charges	Accrual April 29, 2005
Employee severance costs	$9.6	$4.2	$8.8	$5.0
Facilities consolidation	28.8	2.2	6.0	25.0
Total	$38.4	$6.4	$14.8	$30.0

We expect that substantially all of the remaining $5.0 million accrual relating to employee severance costs as of April 29, 2005, will be paid from unrestricted cash by the end of the second quarter of fiscal 2006. Of the $25.0 million to be paid for the consolidation of facilities, we expect that approximately $8.7 million will be paid from unrestricted cash through April 28, 2006, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

During the three and six months ended April 29, 2005, we sold one and three properties, respectively, previously classified as held for sale, for proceeds of $5.1 million and $8.1 million, respectively, and a net gain of $1.0 million and $1.5 million, respectively.

Note 14 — Other Income, Net:

Other income, net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Interest income, net	$1.5	$1.5	$2.4	$2.3
Foreign exchange income (loss)	0.1	(0.7)	1.3	(1.9)
Gain on sale of note receivable	—	—	9.0	—
Gain on sale of product lines	—	0.1	0.6	3.4
Gain on sale of investments	—	—	—	4.4
Gain (loss) on sale of fixed assets	3.8	(0.1)	4.3	0.3
Other	—	(0.2)	0.2	(0.1)
Total Other Income, Net	$5.4	$0.6	$17.8	$8.4

During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold resulting in a gain on sale of $9.0 million.

Note 15 — Commitments and Contingencies:

Vendor Financing: We have worked with customers and third-party financiers to finance projects by negotiating financing arrangements. As of April 29, 2005 and April 30, 2004, we had fully drawn commitments to extend credit of $1.7 million and $18.2 million for such arrangements, respectively. The decrease in vendor financing is due to the sale of a significant note receivable in the three months ended January 28, 2005. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At April 29, 2005, we have recorded $1.7 million in loss reserves in the event of non-performance related to these financing arrangements.

Legal Contingencies: On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint names ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On February 2, 2004, we filed a motion to dismiss this lawsuit, which was denied by the court. This case is now in the discovery phase. The class has not yet been certified.

On June 6, 2005, the Eighth Circuit Court of Appeals upheld a decision of the United States District Court for the District of Minnesota to dismiss another class action suit brought against us. This lawsuit was brought by Wanda Kinermon in March 2003. The complaint named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our current Chief Executive Officer and former Chief Financial Officer, as defendants. After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits. These shareowner lawsuits, including the suit brought by Ms. Kinermon, were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. Securities Litigation. The lawsuit purported to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001. The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. It is unclear at this time whether Plaintiffs will attempt to appeal the decision of the Eighth Circuit Court of Appeals.

We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. As of April 29, 2005, we had recorded $5.4 million in loss reserves in the event of such adverse outcomes in these matters. At this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters, or any potential liability associated with the same, with any certainty.

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

Other Contingencies: As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreement. At this time, none of those obligations are reasonably estimable.

Change of Control: Our Board of Directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of ADC.

Note 16 — Subsequent Events:

On May 9, 2005, we announced the acquisition of OpenCell, Corp. (“OpenCell”), a manufacturer of digital fiber-fed Distributed Antenna Systems and shared multi-access radio frequency network equipment, from Crown Castle International Corp. OpenCell employs approximately 32 people and is based in Nashua, New Hampshire. We acquired OpenCell for $7.25 million in cash, subject to purchase price adjustments.

On April 18, 2005, our Board of Directors committed to a plan that directs our management to explore the sale or shutdown the operations of our subsidiary, ADC Systems Integration UK Limited. On May 24, 2005, we completed the sale of this business to a company controlled by one of its former owners from whom we purchased the business in our fiscal year 2000.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of communications network infrastructure solutions and services. Our products and services connect communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, broadcast and enterprise networks. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Finally, we provide professional services relating to the design, equipping and building of networks, which compliments our hardware business by planning, deploying and maintaining communications networks.

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

Our Professional Services business provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

Marketplace Conditions

Our operating results for the three and six months ended April 29, 2005 reflected significant sales growth when compared with the same period in prior years, even when excluding sales of KRONE which we acquired in the third quarter of fiscal 2004. Our net sales and income for the three months ended April 29, 2005 showed significant growth across the majority of our product and service offerings. While we expect a continuation of year over year sales growth into the future, we are uncertain whether sequential or year over year sales growth will continue at the same rates we experienced in the three and six month periods ended April 29, 2005.

We believe that there is a general trend in our industry toward modest overall spending increases from the historical low levels experienced from fiscal 2001 through fiscal 2003. However, it is important to recognize that overall spending on communications equipment and services remains at significantly lower levels than existed prior to fiscal 2001 and that customers appear to be selective about areas where they are willing to increase spending. Specifically, we believe that spending increases by our customers are likely to be more pronounced in fiber-to-the-X (i.e., the deployment of fiber based networks closer to the ultimate consumer which is sometimes referred to as “FTTX”) initiatives as well as in the wireless and enterprise areas. We also believe that as capital spending budgets remain constrained, any increases in specific areas may cause service providers to decrease spending in other areas. For instance, we believe initiatives to spend on FTTX projects may be causing decreases in spending on other wireline initiatives. Ongoing consolidation among communications service providers may cause such companies to defer spending while they focus on integrating combined businesses. To date, deferred spending caused by customer consolidation has not adversely impacted our sales, but at least some of companies in our industry appear to be experiencing this problem. In addition, our industry continues to experience very intense competition and increased pricing pressure from our customers. Thus, while we do expect the overall market for spending on communication equipment and services to grow year over year at least slowly in the near term, certain developments may adversely impact the rate of future sales growth as well as place pressure on gross profit margins.

While we are cautious about our ability to be successful in achieving continued revenue growth, we do believe several factors may provide us with the opportunity to increase our sales faster than growth in the overall market in the near term. We believe such sales growth could be achieved through:

•	New product offerings, such as our OmniReach™ FTTX solutions being deployed by several communications service providers and the growing acceptance of our Digivance® wireless coverage solution and our TrueNet® and CopperTen™ enterprise solutions;

•	Opportunities to cross-sell products among ADC’s traditional customer base and the traditional customer base of KRONE following our acquisition in May 2004; and

•	Increasing our market share in certain areas as we have recently done with respect to some of our product lines.

We continue to be dependent on telecommunications service providers for a majority of our sales, although this dependence has recently declined because of our KRONE acquisition. The four major U.S. telephone companies (Verizon, BellSouth, Qwest and SBC) accounted for 25.9% and 28.6% of our sales for the six months ended April 29, 2005 and April 30, 2004, respectively. In addition, our top ten customers accounted for approximately 41.4% and 45.5% of our net sales for the six months ended April 29, 2005 and April 30, 2004, respectively. The decline in these customer concentration levels from 2004 to 2005 is largely due to the KRONE acquisition, which gave us a more diversified customer base throughout the world. However, the increased diversification may be offset by mergers among our customers. The long-term impact of such mergers on our business is difficult to predict. In addition, in the product areas where we believe the potential for sales growth is most pronounced (e.g. FTTX initiatives and wireless products), our sales remain highly concentrated with the large U.S. telephone companies.

We are continuing to focus on ways to conduct our operations more efficiently and to reduce costs. During the downturn in communications equipment spending from fiscal 2001 through fiscal 2003, we took significant cost-reduction measures. We believe most of our restructuring activity is completed, but will continue to pursue expense reductions. For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through the consolidation of duplicative facilities, the movement of operations into lower cost locations as well as the elimination of duplicative processes and personnel functions. Accordingly, we anticipate incurring additional restructuring charges in future periods.

Following our acquisition of KRONE in fiscal 2004, we intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business. For instance, we recently completed the acquisition of OpenCell for $7.25 million in cash. We believe this purchase will enhance our Digivance wireless coverage solution offering. We expect to fund other potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. In addition, we will continue to monitor all of our businesses and may determine it appropriate to sell or otherwise dispose of certain operations. For example, in April 2005 we announced our intention to either sell or close our professional services operations in the United Kingdom when it became apparent we would not be able to generate and maintain positive operating income through this business. On May 24, 2005, we completed the sale of this business to a company controlled by one of its former owners from whom we purchased the business in our fiscal year 2000.

Prior to the downturn in our business beginning in fiscal 2001, our results of operations had been subject to seasonal factors, with stronger demand for our products during our fourth fiscal quarter (primarily as a result of customer budget cycles and our fiscal year-end initiatives) and weaker demand for our products during our first fiscal quarter (primarily as a result of the number of holidays in that quarter, our customers’ development of annual capital budgets during that period and a general industry slowdown during that period). This seasonality in our business returned in fiscal 2004. At this time we are uncertain whether we will see the same seasonal pattern in our fiscal 2005. It appears that our customers may have advanced some of their annual spending into our second quarter and we presently are not certain whether we will see sequential revenue increases in our third and fourth quarters. We do, however, still expect to post significant year over year revenue and income growth during our third and fourth quarters when compared against the prior periods in our fiscal 2004. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99 of this form 10-Q.

Results of Operations

Net Sales

The following table sets forth our net sales for the three and six months ended April 29, 2005 and April 30, 2004 for each of our segments described above (in millions):

	Three Months Ended
	April 29, 2005		April 30, 2004
	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$248.7	78.8%	$119.7	77.9%
Professional Services:
Product	15.8	5.0	8.8	5.7
Service	51.2	16.2	25.1	16.4
Total Professional Services	67.0	21.2	33.9	22.1
Total	$315.7	100.0%	$153.6	100.0%

	Six Months Ended
	April 29, 2005		April 30, 2004
	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$435.0	77.8%	$222.7	76.7%
Professional Services:
Product	29.4	5.3	17.2	5.9
Service	94.7	16.9	50.4	17.4
Total Professional Services	124.1	22.2	67.6	23.3
Total	$559.1	100.0%	$290.3	100.0%

Net sales were $315.7 million and $559.1 million for the three and six months ended April 29, 2005, respectively, and increased 105.5% (or 34.2% exclusive of the KRONE acquisition) and 92.6% (or 22.9% exclusive of the KRONE acquisition), respectively, over the comparable 2004 periods. The KRONE acquisition accounted for 67.6% and 75.3% of the net sales increase over the comparable three and six months periods in 2004. Excluding the KRONE acquisition, our sales growth for the three and six months ended April 29, 2004, was driven by strong broad-based growth among our comprehensive communication infrastructure solutions. International sales comprised 44.7% and 29.8% of our net sales for the three months and 47.4% and 29.6% of our net sales for the six months ended April 29, 2005 and April 30, 2004, respectively. The increase in international sales primarily is due to our acquisition of KRONE, which has a greater mix of international sales.

Net sales of Broadband Infrastructure and Access products increased 107.8% and 95.3%, respectively for the three and six months ended April 29, 2005 over the comparable 2004 periods. Our Broadband Infrastructure and Access segment includes infrastructure (connectivity) and access (wireless and wireline) products. The KRONE acquisition accounted for 71.8% and 80.8% of the net sales increase of Broadband Infrastructure and Access products over the comparable three and six months periods in 2004.

Net sales of connectivity products increased 165.3% and 153.5% for the three and six months ended April 29, 2005, respectively, over the comparable 2004 periods. The KRONE acquisition accounted for 70.2% and 75.4%

of the net connectivity increase over the comparable three and six months periods in 2004. Sales of our fiber connectivity products represented 21.7% and 20.6%, respectively of the net connectivity increase over the comparable three and six months periods in 2004. This fiber sales increase was boosted by increased sales of our FTTX products, which had minimal sales in the comparable 2004 periods.

Net sales of wireless products were $18.5 million and $25.0 million for the three and six months ended April 29, 2005, respectively, and increased 54.2% and 24.4%, respectively, over the comparable 2004 periods. The increase in wireless product line sales was a result of improved demand for our Digivance product line due to the timing of product development and production for our new dual band product as well as an improved supply chain for certain Digivance components. Sales of our Digivance product lines are continuing to grow from deployments in large North American cities through Verizon and Nextel.

Net sales of wireline products decreased 34.7% and 39.2% for the three and six months ended April 29, 2005, over the comparable 2004 periods. The decrease in wireline product sales was caused primarily by a general industry-wide decrease in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and internet protocol services closer to end user premises.

Net sales of Professional Services products increased by 97.6% and 83.6% for the three and six months ended April 29, 2005 over the comparable 2004 periods. The KRONE acquisition represents 51.1% and 54.7% of the increase in net sales of Professional Services products over the comparable three and six months periods in 2004. In addition, market share gains with several legacy customers contributed to the increase in sales.

Gross Profit

During the three and six months ended April 29, 2005, our gross profit percentages were 37.1% (or 38.6% exclusive of the KRONE acquisition) and 35.5% (or 36.7% exclusive of the KRONE acquisition), respectively compared to 40.8% and 40.1%, respectively, for the comparable 2004 periods. The decrease in the gross profit percentage primarily was due to increases in sales of lower margin products caused by the KRONE acquisition and increased sales from FTTX products and Professional Services as well as from the decrease in sales of our wireline products which have relatively high margins. The mix of products we sell in any one quarter is variable and is difficult to predict accurately.

Operating Expenses

Total operating expenses for the three and six months ended April 29, 2005, were $85.6 million and $165.0 million, respectively, representing 27.1% and 29.5% of net sales, respectively. Total operating expenses for the comparable 2004 periods, were $65.8 million and $111.3 million, respectively. KRONE operating expenses were $25.7 million and $51.1 million for the three and six months ended April 29, 2005, respectively. Excluding the effect of the KRONE operating expenses, operating expenses (decreased) increased (9.0)% and 2.3%, respectively, compared to 2004 periods due mainly to the change in selling and administration expenses discussed below.

Research and development expenses were $18.2 million and $33.4 million for the three and six months ended April 29, 2005, respectively, or an increase of 27.3% and 25.1% over comparable 2004 periods. The increases were almost entirely attributable to spending on projects related to KRONE based products as we did not close on our acquisition of KRONE until the third quarter of our fiscal 2004. We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments while directing most of our research and development towards projects that we believe directly advance our strategic aims and have a higher probability to return our investment because of our beliefs about segments in the marketplace that are most likely to grow.

Selling and administration expenses were $63.6 million and $124.6 million for the three and six months ended April 29, 2005, or an increase of 59.4% (or 3.3% exclusive of the KRONE acquisition) and 75.0% (or 10.3% exclusive of the KRONE acquisition) over comparable 2004 periods. The increase in selling and administrative expenses is primarily due to incentives that have been partially offset by a decrease in the number of facilities. In addition, in fiscal 2004, there were $6.0 million of one-time benefits primarily due to bad debt recoveries.

In fiscal 2005, we expect to incur added administrative expense, including external fees that we expect to be approximately $3.0 million, associated with the requirements to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 will require us to conduct a thorough evaluation of our internal control over financial reporting, and we are and will be working with independent advisors in this process.

Restructuring charges were $3.2 million and $6.4 million for the three and six months ended April 29, 2005, respectively, compared to $10.1 million and $11.9 million for the three and six months ended April 30, 2004. Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended April 29, 2005, approximately 36 and 75 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During the three and six months ended April 30, 2004, approximately seven and 38 employees were impacted by reductions in force, principally in corporate functions.

Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Interest income, net	$1.5	$1.5	$2.4	$2.3
Foreign exchange income (loss)	0.1	(0.7)	1.3	(1.9)
Gain on sale of note receivable	—	—	9.0	—
Gain on sale of product lines	—	0.1	0.6	3.4
Gain on sale of investments	—	—	—	4.4
Gain (loss) on sale of fixed assets	3.8	(0.1)	4.3	0.3
Other	—	(0.2)	0.2	(0.1)
Total Other Income, Net	$5.4	$0.6	$17.8	$8.4

During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold resulting in a gain on sale of $9.0 million.

Income Taxes

Our effective income tax rate from continuing operations for the three and six months ended April 29, 2005 was 6.3% and 6.5%, respectively, compared to (19.2)% and 2.9% for the comparable 2004 periods. Substantially all of our income tax provision for the three and six months ended April 29, 2005 is due to foreign income taxes. Our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we have not recorded income tax benefits in most jurisdictions where we have incurred pretax losses since the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income since the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. We will continue to maintain a nearly full valuation allowance on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize the deferred assets in the future. Until that time, we expect our effective income tax rate will be substantially reduced. In addition, our deferred tax assets of $1,050.4 million, which are nearly fully reserved at this time, should reduce our income taxes payable in future years.

Discontinued Operations

BroadAccess40

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment. We classified this business as a discontinued operation beginning in the first quarter of fiscal 2004. This transaction closed on February 24, 2004. We recorded a loss on the sale of the business of $3.6 million based on the value of the business’ assets and liabilities as of January 31, 2004. Subsequent to January 31, 2004, adjustments of $3.0 million were made to increase the previous loss recorded.

The purchasers of the BroadAccess40 business acquired all of the stock of our subsidiary that operated this business and assumed substantially all liabilities associated with this business, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction. The purchasers issued a promissory note to us for $3.8 million that was paid to us in full in May of 2005.

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc. (“BigBand”). This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. As consideration for this sale, we were issued a non-voting minority interest in BigBand, which we accounted for under the cost method and has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. As of April 29, 2005, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million. In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of April 29, 2005, $4.0 million was drawn on the credit facility. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million. In our first quarter of fiscal 2005, we recognized an income tax benefit of $3.1 million relating to resolution of certain income tax contingencies.

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

In the second quarter of fiscal 2005, we recorded an additional loss on sale of $0.9 million due to subsequent adjustments to the working capital balances used to determine the purchase price. There may be additional future losses to record based on the resolution of certain contingencies related to the sale. However, we are not able to estimate the amount of any such losses at this time.

The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eview and Metrica businesses included in discontinued operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net sales	$—	$28.5	$0.9	$65.3
(Loss) Income from discontinued operations	$(0.2)	$(24.8)	$2.5	$(39.9)
Gain (Loss) on sale of subsidiaries	(0.9)	1.3	35.3	(2.3)
(Loss) Income from discontinued operations, net of tax	$(1.1)	$(23.5)	$37.8	$(42.2)

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three and six months ended April 29, 2005. See our most recent Annual Report filed on Form 10-K for fiscal 2004 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Cash & Short-Term Investments

Cash and cash equivalents and available for sale securities were $567.0 million at April 29, 2005, or an increase of $38.6 million compared to October 31, 2004. The major source of cash during the first six months of fiscal 2005 was net income from continuing operations, $16.7 million in proceeds from the net disposal of property and equipment, $9.0 million related to the sale of a note receivable and $33.6 million related to proceeds from the sale of our Metrica service assurance software group. This source of cash was partially offset by an increase in inventory and accounts receivable caused by the manufacture and sales of FTTX and wireless products and a $20.5 million reduction in accrued liabilities, primarily for restructuring and incentive payments.

Auction rate securities reclassified from cash and cash equivalents to current available-for-sale securities as of October 31, 2004 were $427.3 million. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on reported earnings.

As of April 29, 2005, we had restricted cash of $19.1 million compared to $21.9 million as of October 31, 2004, a decrease of $2.8 million. The majority of our restricted cash represents collateral for letters of credit and lease obligations. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. We are entitled to the interest earnings on our restricted cash balances.

Finance-Related Transactions

As of April 29, 2005, we had $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date (i.e., which are June 15 and December 15 of each year beginning on December 15, 2003 for both the fixed and variable rate notes). The interest rate on the variable rate notes is 3.065% for the current six-month period ending June 15, 2005. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Vendor Financing

We have worked with customers and third-party financiers to find a means to finance projects by negotiating financing arrangements. As of April 29, 2005 and April 30, 2004, we had fully drawn commitments to extend credit of $1.7 million and $18.2 million for such arrangements, respectively. The decrease in vendor financing is due to the sale of a significant note receivable in the three months ended January 28, 2005. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments, and the results of these reviews are considered in assessing the overall risk for possible credit losses. At April 29, 2005, we have recorded $1.7 million in loss reserves in the event of non-performance related to these financing arrangements.

Working Capital and Liquidity Outlook

Our main source of liquidity continues to be our unrestricted cash and our current available-for-sale securities. We expect that we will be able to generate an increase in cash from operations for the remainder of fiscal 2005. This is because we expect our income to remain at high levels while we expect cash required to support working capital requirements to moderate in light of our expectation that sales the remainder of the fiscal year may not grow at the same high sequential rates we experienced during the first six months of fiscal 2005. As such, we believe that our unrestricted cash and our current available-for-sale securities should be adequate to fund our working capital requirements, planned capital expenditures and restructuring costs through fiscal 2005. If we are able to maintain break-even or positive cash flow from operations, our existing cash should be adequate to fund such expenditures for several years.

We believe that our entire restructuring accrual of $30.0 million as of April 29, 2005 will be paid from our unrestricted cash as follows:

•	$5.0 million for employee severance will be paid by the end of the first quarter of fiscal 2006;

•	$8.7 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid by the end of the first quarter in fiscal 2006; and

•	the remainder of $16.3 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

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

Our $200 million of convertible notes do not mature until June 15, 2008, and the other $200 million of convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share. In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.

Cautionary Statement Regarding Forward Looking Information

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; our estimates of probable liabilities relating to pending litigation; the continuation of historical trends; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; and capital resource needs and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the magnitude and duration of the recovery from the significant downturn in the communications equipment industry which began in 2001, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to restructure our business to achieve and maintain operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions outside of the United States, as approximately 47.4% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions, lack of investor demand or the current corporate charter limitation on our ability to issue additional shares of common stock; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in Exhibit 99 to this Form 10-Q, which is incorporated by reference herein. We disclaim any intention or obligation to update or revise any forward-looking statements.

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

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of April 29, 2005, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.2 million, of which $0.7 million was indexed to ADC common stock. Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $0.8 million, $2.1 million and $4.2 million, respectively, and we would incur an expense of a like amount.

We are exposed to market risk from changes in foreign exchange rates. Our primary risk is the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. The result of a 10% strengthening in the U.S. dollar to Mexican peso denominated sales and expenses would result in an increase in operating income of $0.9 million for the quarter ended April 29, 2005. We are also exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At April 29, 2005, principal currencies hedged included the Australian dollar, British pound, Canadian dollar, euro and Mexican peso. Hedging strategies include:

•	The use of foreign currency forwards and options to hedge a portion of anticipated future sales and expenses denominated in foreign currencies, principally the Australian dollar, British pound, Canadian dollar, euro and Mexican peso, in order to offset the effect of changes in exchange rates.

•	The use of foreign currency forwards and options to hedge certain foreign denominated intercompany receivables, primarily in the Australian dollar, British pound, Canadian dollar, euro and Mexican peso, in order to offset the effect on earnings of changes in exchange rates until these receivables are collected.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint names ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On February 2, 2004, we filed a motion to dismiss this lawsuit, which was denied by the court. This case is now in the discovery phase. The class has not yet been certified.

On June 6, 2005, the Eighth Circuit Court of Appeals upheld a decision of the United States District Court for the District of Minnesota to dismiss another class action suit brought against us. This lawsuit was brought by Wanda Kinermon in March 2003. The complaint also named ADC, William J. Cadogan, our former Chairman and Chief Executive Officer, and Robert E. Switz, our current Chief Executive Officer and former Chief Financial Officer, as defendants. After this lawsuit was served, we were named as a defendant in 11 other substantially similar lawsuits. These shareowner lawsuits, including the suit brought by Ms. Kinermon, were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. Securities Litigation. The lawsuit purported to bring suit on behalf of a class of purchasers of our publicly traded securities from August 17, 2000 to March 28, 2001. The complaint alleged that we violated the securities laws by making false and misleading statements about our financial performance and business prospects during this period. It is unclear at this time whether plaintiffs will attempt to appeal.

We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. As of April 29, 2005, we had recorded $5.4 million in loss reserves in the event of such adverse outcomes in these matters. At this time, we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters, or any potential liability associated with the same, with any certainty.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareowners was held on March 1, 2005. All of the vote totals set forth below have not been adjusted for our one-for-seven reverse stock split that became effective on May 10, 2005.

At the annual meeting, James C. Castle, Mickey P. Foret, J. Kevin Gilligan and John D. Wunsch were elected as directors for terms expiring at the annual meeting of shareowners in 2008; William R. Spivey was elected as a director for a term expiring at the annual meeting of shareowners in 2007; and Lois M. Martin and John Rehfeld were elected as directors for terms expiring at the annual meeting of shareowners in 2006. The following table shows the vote totals with respect to the election of these directors:

Name	Votes For	Authority Withheld
James C. Castle, Ph.D.	712,871,922	16,815,721
Mickey P. Foret	715,064,358	14,623,285
J. Kevin Gilligan	715,202,360	14,485,283
John D. Wunsch	708,198,931	21,488,712
William R. Spivey	714,868,220	14,819,423
Lois M. Martin	714,331,194	15,356,449
John E. Rehfeld	712,839,212	16,848,431

John J. Boyle III, Robert E. Switz and Larry W. Wangberg continued as directors for terms expiring at the annual meeting of shareowners in 2007, and John A. Blanchard III, B. Kristine Johnson and Jean-Pierre Rosso continued as directors for terms expiring at the annual meeting of shareowners in 2006.

At the annual meeting, our shareowners also approved a proposal made by one of our shareowners requesting that our Board of Directors redeem our shareowner rights plan unless that plan is approved by our shareowners. Approximately 35% of our total outstanding shares voted in favor this proposal. However, the votes in favor of this proposal represented a majority of the shares that voted on the matter and as a result the proposal was approved under Minnesota law. The following table shows the vote totals with respect to the proposal regarding our shareowner rights plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
282,315,049	140,514,134	9,617,461	297,240,999

At the annual meeting, our shareowners also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2005. The following table shows the vote totals with respect to this ratification of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
716,202,234	7,072,319	6,413,090

ITEM 5. OTHER INFORMATION

     On May 10, 2005, a one-for-seven reverse split of our common stock became effective. At the time the reverse stock split became effective we also ceased to provide share certificates for outstanding shares of our common stock with the exception that shares which are subject to non-uniform restrictive legends do remain certificated. All shares not subject to a non-uniform restrictive legend are to be maintained in book entry form with our transfer agent.

ITEM 6. EXHIBITS

     See Exhibit Index on page 31 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document. We will furnish to a securityholder upon request a copy of any Exhibit at cost.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2005

ADC TELECOMMUNICATIONS, INC.

By: /s/ GOKUL V. HEMMADY
Gokul V. Hemmady Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED April 29, 2005

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

3-e	Articles of Amendment to Restated Articles of Incorporation of ADC Telecommunications, Inc., dated May 9, 2005.
3-f	Restated Bylaws of ADC Telecommunications, Inc., as amended effective May 10, 2005.
4-a	Form of certificate for shares of common stock of ADC Telecommunications, Inc.
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