Form 10-Q
period 2005-07-29
ADC TELECOMMUNICATIONS INC
filed 2005-09-07
CIK 61478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2005 OR

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

Yes     |X|     No     |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     | |     No     |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $.20 par value: 116,501,400 shares as of September 2 , 2005

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(In millions)

	July 29, 2005	October 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$101.2	$66.2
Available-for-sale securities	474.3	434.6
Accounts receivable, net of allowance of $11.3 and $15.8, respectively	203.8	156.2
Unbilled revenue	39.6	34.8
Inventories, net of reserve of $36.5 and $41.9, respectively	130.0	97.6
Prepaid and other current assets	34.9	24.7
Assets of discontinued operations	—	22.0
Total current assets	983.8	836.1
Property and equipment, net of accumulated depreciation of $337.2 and $307.6, respectively	217.3	232.5
Restricted cash	16.5	21.9
Goodwill	172.5	180.1
Intangibles, net of accumulated amortization of $24.8 and $13.9, respectively	89.9	93.0
Available-for-sale securities	16.6	26.8
Other assets	19.6	37.7
Total assets	$1,516.2	$1,428.1

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$80.4	$72.8
Accrued compensation and benefits	69.4	65.6
Other accrued liabilities	75.1	80.9
Income taxes payable	19.7	27.6
Restructuring accrual	29.1	38.4
Liabilities of discontinued operations	—	16.7
Total current liabilities	273.7	302.0
Pension obligations and other long-term liabilities	65.1	66.8
Long-term notes payable	400.0	400.0
Total liabilities	738.8	768.8
Shareowners’ Investment:
(116.4 and 115.7 shares outstanding, respectively)	777.4	659.3
Total liabilities and shareowners’ investment	$1,516.2	$1,428.1

See accompanying notes to unaudited condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Net Sales:
Product	$272.4	$202.8	$736.1	$442.1
Service	42.2	22.1	131.5	67.6
Total Net Sales	314.6	224.9	867.6	509.7

Cost of Sales:
Product	160.5	115.9	435.8	241.9
Service	38.3	23.2	117.0	65.7
Total Cost of Sales	198.8	139.1	552.8	307.6

Gross Profit	115.8	85.8	314.8	202.1

Operating Expenses:
Research and development	18.4	16.5	51.8	43.2
Selling and administration	63.5	64.8	188.0	135.2
Impairment charges	—	—	0.1	1.5
Restructuring charges	1.0	0.6	7.3	12.4
Total Operating Expenses	82.9	81.9	247.2	192.3

Operating Income	32.9	3.9	67.6	9.8

Other Income, Net	2.7	0.2	20.2	9.0
Income Before Income Taxes	35.6	4.1	87.8	18.8
Provision for Income Taxes	1.5	0.3	4.8	0.8
Income from Continuing Operations	34.1	3.8	83.0	18.0

Discontinued Operations, Net of Tax:
Loss from discontinued operations	(2.8)	(11.2)	(1.1)	(52.1)
Loss Gain on sale of subsidiaries	(7.4)	(6.9)	27.9	(9.2)
	(10.2)	(18.1)	26.8	(61.3)
Net Income (Loss)	$23.9	$(14.3)	$109.8	$(43.3)
Average Common Shares Outstanding (Basic)	116.0	115.6	115.8	115.4
Average Common Shares Outstanding (Diluted)	131.4	116.0	130.8	116.2

Basic Earnings (Loss) Per Share:
Continuing operations	$0.29	$0.03	$0.72	$0.15
Discontinued operations	$(0.09)	$(0.15)	$0.23	$(0.53)
Basic income (loss) per share	$0.20	$(0.12)	$0.95	$(0.38)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.28	$0.03	$0.68	$0.15
Discontinued operations	$(0.08)	$(0.15)	$0.21	$(0.52)
Diluted income (loss) per share	$0.20	$(0.12)	$0.89	$(0.37)

See accompanying notes to unaudited condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(In millions)

	Nine Months Ended
	July 29, 2005	July 31, 2004
Operating Activities:
Net income from continuing operations	$83.0	$18.0
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Impairments	0.1	1.1
Depreciation and amortization	41.5	28.9
Change in bad debt reserves	(2.8)	(1.3)
Change in inventory reserves	1.9	0.6
Change in warranty reserves	(1.8)	—
Non-cash stock compensation	2.2	2.1
Gain on sale of investments	—	(4.8)
Gain on sale of business	—	(2.8)
Gain on sale of property and equipment	(4.5)	(0.3)
Other, net	1.1	(1.1)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	(52.7)	8.6
Inventories	(30.7)	(21.2)
Prepaid and other assets	(13.5)	3.4
Accounts payable	4.4	(1.7)
Accrued liabilities	(18.0)	(3.4)
Total cash (used by) provided by operating activities from continuing operations	10.2	26.1
Total cash (used by) provided by operating activities from discontinued operations	(2.3)	(45.0)
Total cash (used by) provided by operating activities	7.9	(18.9)
Investing Activities:
Acquisitions, net of cash acquired	(7.1)	(293.9)
Divestitures, net of cash disposed	33.6	5.2
Property and equipment additions	(16.5)	(10.4)
Proceeds from sale and satisfaction of notes receivable	18.2	—
Proceeds from disposal of property and equipment	16.7	10.8
Change in restricted cash	5.4	(4.2)
Change in available-for-sale securities	(29.8)	93.8
Total cash (used by) provided by investing activities	20.5	(198.7)
Financing Activities:
Repayments of debt	(0.2)	(10.2)
Common stock issued	11.4	3.3
Total cash provided by (used by) financing activities	11.2	(6.9)
Effect of Exchange Rate Changes on Cash	(4.6)	(0.9)
Increase (Decrease) in Cash and Cash Equivalents	35.0	(225.4)
Cash and Cash Equivalents, beginning of period	66.2	285.6
Cash and Cash Equivalents, end of period	$101.2	$60.2

See accompanying notes to unaudited condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

Note 1 — Basis of Presentation:

These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair statement of the results for the interim periods. The operating results for the three and nine month periods ended July 29, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2004.

Fiscal Year

Our quarters end on the last Friday of the calendar month for the respective quarter end. Our fiscal year end is October 31. As a result, any quarter may have greater or fewer days than other quarters in a fiscal year.

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

We will implement SFAS 123R under the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested as of, the date we adopt SFAS 123R would be based on the grant date fair value and attributes originally used to value those awards. We expect that the adoption of this standard will reduce fiscal 2006 net income by approximately $7.5 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2005 and fiscal 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities, rather than as cash flow from operating activities as required under current accounting rules or practices. We expect that the adoption of this standard will not initially impact our operating or financing cash flows due to our current tax situation.

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

Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended October 31, 2004. There have been no significant changes to our significant accounting policies during the three and nine months ended July 29, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on reported earnings. Auction rate securities, which previously had been classified as cash and cash equivalents, are now classified as current available-for-sale securities for all periods presented. This reclassification had no impact on current assets, working capital, or any amounts reported on the statement of operations. Changes in available-for-sale securities are shown in the investing section of the statement of cash flows. As of July 29, 2005, October 31, 2004, and July 31, 2004, we held auction rate securities with a value of $451.0 million, $427.3 million and $352.0 million, respectively.

Note 2 — Stock-Based Compensation:

We recognize and measure our stock compensation by the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount that the employee is required to pay for the stock. No compensation expense was recognized for options issued in the first nine months of fiscal 2005 and fiscal 2004 because all stock options were issued with an exercise price equal to the fair market value of our common stock on the date of grant. Stock compensation is awarded to certain key employees in the form of stock options and restricted stock grants and, beginning on March 2, 2004, in the form of restricted stock units. The recipients of restricted stock grants and restricted stock units do not pay for the awards.

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

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Net income (loss) as reported	$23.9	$(14.3)	$109.8	$(43.3)
Plus: Stock-based employee compensation expense included in reported income (loss)	0.7	1.4	2.2	2.1
Less: Stock compensation expense — fair value based method	(5.1)	(6.4)	(15.1)	(18.8)
Pro forma net income (loss)	$19.5	$(19.3)	$96.9	$(60.0)
Income (Loss) Per Share — Basic and Diluted
As reported — Basic	$0.20	$(0.12)	$0.95	$(0.38)
As reported — Diluted	$0.20	$(0.12)	$0.89	$(0.37)
Pro forma — Basic	$0.17	$(0.17)	$0.84	$(0.52)
Pro forma — Diluted	$0.17	$(0.17)	$0.79	$(0.52)

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

Note 3 — Acquisitions:

KRONE

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

May 18, 2004
Current assets	$119.7
Intangible assets	78.1
Goodwill	172.6
Other long-term assets	81.2
Total assets acquired	451.6
Current liabilities	79.9
Long-term liabilities	60.8
Total liabilities assumed	140.7
Net assets acquired	310.9
Less cash acquired	16.5
Net cash paid	$294.4

Goodwill and long-term liabilities were adjusted during the third quarter of 2005 for the resolution of certain income tax contingencies.

Unaudited pro forma consolidated results of continuing operations for the three and nine months ended July 31, 2004, as though the acquisition of KRONE had taken place at the beginning of each period, are as follows (in millions, except per share data):

	Three Months Ended July 31, 2004	Nine Months Ended July 31, 2004
Net sales	$242.2	$697.3
Income from continuing operations (1)	$1.4	$12.7
Net income per share — basic and diluted	$0.01	$0.11

(1)	Includes restructuring and impairment charges of $0.6 million and $13.9 million for the three and nine months ended July 31, 2004, respectively, for the ADC historical stand-alone business. Includes restructuring charges of $0.1 million and $2.4 million for the three and nine months ended July 31, 2004 for the KRONE’s historical stand-alone business. See Note 13 for a discussion of the nature of these charges.

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period presented or the results which may occur in the future.

OpenCell

On May 6, 2005, we completed the acquisition of OpenCell, Corp. (“OpenCell”), a manufacturer of digital fiber-fed Distributed Antenna Systems and shared multi-access radio frequency network equipment, from Crown Castle International Corp. We acquired OpenCell for $7.1 million in cash.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in millions):

May 6, 2005
Current assets	$1.4
Intangible assets	4.7
Other long-term assets	1.3
Total assets acquired	7.4
Current liabilities	0.3
Total liabilities assumed	0.3
Net assets acquired	7.1
Net cash paid	$7.1

Note 4 — Discontinued Operations:

During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. We also entered into an agreement to sell the business related to our Metrica service assurance software group and that transaction closed in the first quarter of our fiscal year 2005. In the third quarter of fiscal 2005, we sold our ADC Systems Integration UK Limited business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these businesses were classified as discontinued operations in fiscal 2004 and the financial results are reported separately as discontinued operations for all periods presented.

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

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc. (“BigBand”). This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. As consideration for this sale, we were issued a non-voting minority interest in BigBand, which we accounted for under the cost method and has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. As of July 29, 2005, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million. In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of July 29, 2005, $4.0 million was drawn on the credit facility. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million. In our fiscal 2005, we recognized an income tax benefit of $3.7 million relating to resolution of certain income tax contingencies.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (formerly known as WatchMark Corporation) (“Vallent”) for a cash purchase price of $35.0 million, subject to purchase price adjustments, and a $3.9 million equity interest in Vallent. The transaction closed on November 19, 2004. The equity interest constitutes less then a five percent ownership in Vallent and is therefore accounted for under the cost method. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. In the first quarter of fiscal 2005, we recognized a gain on sale of $36.0 million.

In the second and third quarter of fiscal 2005, we recorded adjustments to reduce the gain by $0.9 million and $1.0 million respectively, due to subsequent adjustments to the working capital balances used to determine the purchase price. There may be additional future losses to record based on the resolution of certain contingencies related to the sale. However, we are not able to estimate the amount of any such losses at this time.

ADC Systems Integration UK Limited

During the third quarter of fiscal 2005, we sold our ADC Systems Integration UK Limited business for a nominal amount. As of July 29, 2005, a loss of $7.8 million has been recorded in connection with the sale. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eView, Metrica and ADC Systems Integration UK Limited businesses included in discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Net sales	$0.7	$26.1	$8.4	$92.3
(Loss) Income from discontinued operations	$(2.8)	$(11.2)	$(1.1)	$(52.1)
(Loss) Gain on sale of subsidiaries	(7.4)	(6.9)	27.9	(9.2)
(Loss) Income from discontinued operations, net of tax	$(10.2)	$(18.1)	$26.8	$(61.3)

Note 5 — Net Income (Loss) from Continuing Operations Per Share:

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations (in millions, except for per share amounts):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Numerator:
Net income from continuing operations — basic	$34.1	$3.8	$83.0	$18.0
Interest expense for convertible notes	2.3	—	6.1	—
Net income from continuing operations — diluted	$36.4	$3.8	$89.1	$18.0

Denominator:
Weighted average common shares outstanding — basic	116.0	115.6	115.8	115.4
Convertible bonds converted to common stock	14.2	—	14.2	—
Employee options and other	1.2	0.4	0.8	0.8
Weighted average common shares outstanding — diluted	131.4	116.0	130.8	116.2
Basic income per share from continuing operations	$0.29	$0.03	$0.72	$0.15
Diluted income per share from continuing operations	$0.28	$0.03	$0.68	$0.15

Excluded from the dilutive securities described above are employee stock options to acquire 3.4 million and 7.3 million shares for the three months ended July 29, 2005 and July 31, 2004, respectively, and 5.5 million and 6.6 million shares for the nine months ended July 29, 2005 and July 31, 2004, respectively. These exclusions were made because the exercise prices of these options were greater than the average market price of the common stock for the period, which results in these securities having an anti-dilutive effect.

Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three and nine months ended July 29, 2005 and July 31, 2004, because the exercise price of these warrants was greater than the average market price of the common stock.

We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes is added back and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes is included. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine months ended July 31, 2004 because of their anti-dilutive effect. However, these shares were included for the three and nine months ended July 29, 2005.

Note 6 — Inventories:

Inventories consist of the following (in millions):

	July 29, 2005	October 31, 2004
Purchased materials and manufactured products	$155.7	$131.8
Work-in-process	10.8	7.7
Less: Inventory reserve	(36.5)	(41.9)
Total inventories, net	$130.0	$97.6

Note 7 — Property and Equipment:

Property and equipment consists of the following (in millions):

	July 29, 2005	October 31, 2004
Land and buildings	$115.4	$116.0
Machinery and equipment	390.3	386.6
Furniture and fixtures	32.7	31.0
Less: Accumulated depreciation	(337.2)	(307.6)
Total	201.2	226.0
Construction in progress	16.1	6.5
Total property and equipment, net	$217.3	$232.5

Note 8 — Intangible Assets:

The following table represents intangible assets by category and accumulated amortization as of July 29, 2005 (in millions):

	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated Life Range (in years)
Technology	$28.9	$6.0	$22.9	5–7
Trade name/trademarks	25.3	1.6	23.7	5–20
Distributor network	10.1	1.2	8.9	10
Customer list	4.5	2.1	2.4	2
Patents	22.9	10.0	12.9	3–7
Other	23.0	3.9	19.1	1–13
	$114.7	$24.8	$89.9

Amortization expense was $3.7 million and $0.7 million for the three months ended July 29, 2005 and July 31, 2004, respectively, and $10.6 million and $2.0 million for the nine months ended July 29, 2005 and July 31, 2004, respectively. The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

Remaining 2005	$4.1
2006	14.6
2007	12.5
2008	12.5
2009	10.2
2010	6.8
Thereafter	29.2
Total	$89.9

Note 9 — Income Taxes:

A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in U.S. income statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in recent years, we previously concluded that a nearly full valuation allowance should be recorded. We expect to maintain a nearly full valuation allowance on our deferred tax assets until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record significant income tax expense or benefits for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets are restored on the balance sheet. Substantially, all of our income tax provision for the three and nine months ended July 29, 2005 is due to foreign income taxes.

As of July 29, 2005, we had $1,059.9 million of net deferred tax assets that have a nearly full valuation allowance and therefore such net deferred tax assets are reflected on the Condensed Consolidated Balance Sheet in Other Assets at an insignificant amount. Most of our deferred tax assets are related to U.S. income taxes and are not expected to expire until after fiscal 2021 with the exception of $225.6 million relating to capital loss carryovers which can only be utilized against realized capital gains and which expire in fiscal 2009.

Note 10 — Comprehensive Income (Loss):

Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. The components of comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Net income (loss)	$23.9	$(14.3)	$109.8	$(43.3)
Change in cumulative translation
Adjustments	(4.0)	0.3	(4.6)	10.2
Reclassification adjustment for realized gains (losses) on securities classified as available for sale	0.1	—	—	(4.1)
Unrealized loss from securities classified as available for sale	—	—	(0.3)	(0.5)
Total comprehensive income (loss)	$20.0	$(14.0)	$104.9	$(37.7)

Note 11 — Pension Benefits:

With our acquisition of KRONE in fiscal 2004, we assumed certain pension obligations of KRONE related to its German workforce. Prior to the KRONE acquisition, we did not have any defined benefit plans. The KRONE pension plan is an unfunded general obligation of one of our German subsidiaries (which is a common arrangement for German pension plans). The plan was closed to employees hired after 1994 and thus covers only current retirees and those hired prior to 1995. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to approximately equal the net periodic benefit cost.

Components of net periodic benefit cost are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.8	0.6	2.4	0.6
Net periodic benefit cost	$0.8	$0.7	$2.5	$0.7

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

Intersegment sales of $12.0 million and $35.5 million and operating income of $7.6 million and $23.3 million are eliminated from Professional Services for the three and nine months ended July 29, 2005, respectively. These intersegment sales primarily represent products of Broadband Infrastructure and Access sold by the Professional Services segment. In previous years, eliminations were included in our Broadband Infrastructure and Access segment. The prior year presentation has been reclassified to conform to the current year presentation. Additionally, allocations of corporate costs are completed at a regional level instead of at the operating segment level. As such, while our senior management does not view corporate cost allocations at the operating segment level, we believe allocating the costs to the operating segments on the basis of net sales is a more accurate representation of operating segment performance.

The following table sets forth net sales information for each of our functional operating segments described above (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Infrastructure Products (Connectivity)	$217.3	$150.6	$593.0	$299.6
Access Products (Wireline and Wireless)	42.1	33.2	101.3	107.6
Broadband Infrastructure and Access	259.4	183.8	694.3	407.2
Professional Services	55.2	41.1	173.3	102.5
Total net sales	$314.6	$224.9	$867.6	$509.7

Detail for each of our two functional operating segments is summarized as follows (in millions):

	Broadband Infrastructure and Access	Professional Services	Unallocated Items	Consolidated
Three Months Ended July 29, 2005
Net sales:
Product	$259.4	$13.0	$—	$272.4
Service	—	42.2	—	42.2
Total net sales	259.4	55.2	—	314.6
Restructuring and impairments	0.8	0.2	—	1.0
Operating income (loss)	37.1	(4.2)	—	32.9
Other income (loss), net	1.2	(0.7)	2.2	2.7
Income (loss) from continuing operations before income taxes	38.3	(4.9)	2.2	35.6
Assets	729.5	106.8	679.9	1,516.2

Three Months Ended July 31, 2004
Net sales:
Product	$183.8	$19.0	$—	$202.8
Service	—	22.1	—	22.1
Total net sales	183.8	41.1	—	224.9
Restructuring and impairments	0.5	0.1	—	0.6
Operating income (loss)	13.8	(9.9)	—	3.9
Other income (loss), net	2.7	(0.2)	(2.3)	0.2
Income (loss) from continuing operations before income taxes	16.5	(10.1)	(2.3)	4.1
Assets	306.7	147.0	900.9	1,354.6

	Broadband Infrastructure and Access	Professional Services	Unallocated Items	Consolidated
Nine Months Ended July 29, 2005
Net sales:
Product	$694.3	$41.8	$—	$736.1
Service	—	131.5	—	131.5
Total net sales	694.3	173.3	—	867.6
Restructuring and impairments	5.8	1.6	—	7.4
Operating income (loss)	77.3	(9.7)	—	67.6
Other income, net	6.3	(0.4)	14.3	20.2
Income (loss) from continuing operations before income taxes	83.6	(10.1)	14.3	87.8
Assets	729.5	106.8	679.9	1,516.2

Nine Months Ended July 31, 2004
Net sales:
Product	$407.2	$34.9	$—	$442.1
Service	—	67.6	—	67.6
Total net sales	407.2	102.5	—	509.7
Restructuring and impairments	11.0	2.9	—	13.9
Operating income (loss)	34.3	(24.5)	—	9.8
Other income, net	3.7	0.4	4.9	9.0
Income (loss) from continuing operations before income taxes	38.0	(24.1)	4.9	18.8
Assets	306.7	147.0	900.9	1,354.6

Geographic Information

The following table represents net sales by significant geographical territories (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Inside the United States	$179.5	$123.4	$473.9	$325.1
Outside the United States:
Asia Pacific (China, Hong Kong, Korea, Australia, India, Japan and Southeast Asia)	28.0	18.2	74.9	27.8
EMEA (Europe (excluding Germany), Middle East and Africa)	41.7	31.1	130.6	75.0
Germany	41.5	34.4	127.6	34.4
Americas (Canada, Central and South America)	23.9	17.8	60.6	47.4
Total	$314.6	$224.9	$867.6	$509.7

Note 13 — Restructuring and Impairment Charges:

During the three months ended July 29, 2005 and July 31, 2004, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and nine months ended July 29, 2005 and July 31, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Employee severance costs	$(0.3)	$0.4	$3.7	$2.4
Facilities consolidation and lease termination	1.3	0.2	3.6	10.0
Fixed asset impairments	0.0	0.0	0.1	1.5
Total restructuring and impairment charges	$1.0	$0.6	$7.4	$13.9

Restructuring Charges: Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended July 29, 2005, 27 and 102 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During the three and nine months ended July 31, 2004, 34 and 72 employees were impacted by reductions in force, principally in corporate functions.

Facilities consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. For the three and nine months ended July 29, 2005, we incurred charges of $4.0 million and $6.3 million, respectively. Charges to discontinued operations included in these charges for the three and nine months ended July 29, 2005, totaled $2.7 million and $2.7 million, respectively, primarily due to additional lease obligations associated with a property subject to restructuring. During the three and nine months ended July 31, 2004, we incurred charges of $0.2 million and $10.0 million, respectively, due to lower sublease income as a result of the continued softening of the real estate markets.

The following table provides detail on the activity and our remaining restructuring accrual balance by category as of July 29, 2005 (in millions):

Type of Charge	Accrual October 31, 2004	Continuing Operations Net Additions	Discontinued Operations Net Additions	Cash Charges	Accrual July 29, 2005
Employee severance costs	$9.6	$3.7	$—	$11.0	$2.3
Facilities consolidation	28.8	3.6	2.7	8.3	26.8
Total	$38.4	$7.3	$2.7	$19.3	$29.1

We expect that substantially all of the remaining $2.3 million accrual relating to employee severance costs as of July 29, 2005, will be paid from unrestricted cash by the end of the third quarter of fiscal 2006. Of the $26.8 million to be paid for the consolidation of facilities, we expect that approximately $10.9 million will be paid from unrestricted cash through July 28, 2006, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

During the nine months ended July 29, 2005, we sold three properties, previously classified as held for sale, for proceeds of $8.1 million and a net gain of $1.5 million.

Note 14 — Other Income, Net:

Other income, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Interest income	$5.8	$2.6	$13.4	$8.7
Interest expense	(3.0)	(2.0)	(8.2)	(5.9)
Foreign exchange income (loss)	—	(0.3)	1.0	(1.7)
Gain on sale of note receivable	—	—	9.0	—
Gain on sale of product lines	—	—	0.6	3.7
Gain on sale of investments	—	0.4	—	4.8
Gain on sale of fixed assets	0.1	0.2	4.6	0.5
Other	(0.2)	(0.7)	(0.2)	(1.1)
Total Other Income, Net	$2.7	$0.2	$20.2	$9.0

During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold resulting in a gain on sale of $9.0 million.

Note 15 — Commitments and Contingencies:

Legal Contingencies: On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On February 2, 2004, we filed a motion to dismiss this lawsuit, which was denied by the court. This case is now in the discovery phase. A hearing has been held regarding whether the class should be certified. A decision from that hearing is currently pending.

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

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. As of July 29, 2005, we had recorded $6.5 million in loss reserves in the event of adverse outcomes in these matters. At this time, we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters, or any potential liability associated with the same, with any certainty.

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

Note 16 — FONS Acquisition:

On July 21, 2005, we announced an agreement to acquire 100% of the outstanding shares of Fiber Optic Network Solutions Corp. (“FONS”). FONS is a leading manufacturer of high-performance passive optical components and fiber optical cable packaging, distribution and connectivity solutions. The purchase price was approximately $161.3 million, subject to purchase price adjustments. In addition, the parties have established a bonus pool of approximately $11 million to provide bonus compensation to certain former employees of FONS that recognizes their historical contributions to FONS and to provide an incentive to these former FONS employees to remain with us during the immediate post-closing period. The acquisition is designed to further enhance and add scale to our existing line of fiber-to-the-x (i.e., the deployment of fiber based networks closer to the ultimate consumer which is sometimes referred to as “FTTX”) solutions in a fast growing market and to support our long-term goal of being the leading global provider of global network infrastructure solutions. This transaction closed on August 26, 2005.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of communications network infrastructure solutions and services. Our products and services connect communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, broadcast and enterprise networks. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. In addition, we provide professional services relating to the design, equipping and building of networks, which compliments our hardware business by planning, deploying and maintaining communications networks.

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

Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, wireless, cable, broadcast and enterprise network applications for the communications industry. These products consist of:

•	connectivity systems and components that provide the infrastructure to networks to connect Internet, data, video and voice services over copper, coaxial and fiber-optic cables; and

•	access systems used in the last mile/kilometer of wireline and wireless networks to deliver high-speed Internet, data and voice services.

Our Professional Services business provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

Marketplace Conditions

Our operating results for the three and nine months ended July 29, 2005 reflected significant growth in net sales when compared with the same period in prior years, even when excluding sales of KRONE which we acquired in the third quarter of fiscal 2004.

Our net sales and income for the three months ended July 29, 2005 showed year over year growth across the majority of our product and service offerings, although that growth was more modest compared to the year over year growth we experienced during the second quarter of the current fiscal year. While we anticipate a continuation of year over year sales growth, subject to telecom industry spending cycles, it appears that many of our customers may have accelerated their annual capital spending in the first calendar-half of 2005, based on the strong growth of our sales and earnings in the first nine months of our fiscal 2005. In addition, our expansion into new growth markets of fiber-to-the-X (i.e., the deployment of fiber based networks closer to the ultimate consumer which is sometimes referred to as “FTTX”), wireless and enterprise may have changed the seasonality of our business to be different than our historical central-office-based business. For example, while our Digivance wireless sales have grown 138% in the first nine months of our fiscal 2005 compared to the same period in fiscal 2004, these sales have fluctuated from one quarter to the next in the past and are expected to continue to fluctuate from one quarter to the next due to the timing of new products and customer deployments. Consequently, historical seasonal patterns of sequential growth of sales in which our fourth fiscal quarter sales are typically higher than in the third fiscal quarter may not apply in fiscal 2005 and beyond. We do, however, still expect to post year over year revenue and income growth during our fourth quarter. A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Exhibit 99 of this Form 10-Q.

We believe that there is a general trend in our industry toward modest overall spending increases from the historical low levels experienced from fiscal 2001 through fiscal 2003. However, it is important to recognize that overall spending on communications equipment and services remains at significantly lower levels than existed prior to fiscal 2001 and that customers appear to be selective about areas where they are willing to increase spending. Specifically, we believe that spending increases by our customers are likely to be more pronounced in FTTX initiatives as well as in the wireless and enterprise areas. We undertook our recently announced acquisition of FONS to help expand our position as a leader in the FTTX space.

We also believe that as capital spending budgets remain constrained, any increases in specific areas may cause service providers to decrease spending in other areas. For instance, we believe initiatives to spend on FTTX projects may be causing decreases in spending on other wireline initiatives. Ongoing consolidation among communications service providers may cause such companies to defer spending while they focus on integrating combined businesses. In addition, our industry continues to experience very intense competition and increased pricing pressure from our customers. Subject to telecom industry spending cycles, we currently anticipate the overall market for spending on communication equipment and services to grow year-over-year at least slowly in the near term. Certain developments, including increased competition among telephone, wireless and cable providers, which, as a result, is causing these providers to upgrade their networks to offer voice, video and data services to attract and retain customers and the rate at which they respond to each other’s competitive threats, may impact the rate of future sales growth, if any, as well as place pressure on gross profit margins.

While we are cautious about our ability to be successful in achieving continued revenue growth, we do believe several factors may provide us with the opportunity to increase our sales faster than growth in the overall market in the near term. We believe such sales growth could be achieved through:

•	New product offerings, such as our OmniReach™ FTTX solutions being deployed by several communications service providers and the growing acceptance of our Digivance® wireless coverage solution and our TrueNet® and CopperTen™ enterprise solutions;

•	Opportunities to cross-sell products among ADC’s traditional customer base and the traditional customer base of KRONE following our acquisition of Krone in May 2004; and

•	Increasing our market share in certain areas as we have recently done with respect to some of our product lines.

We continue to be dependent on telecommunications service providers for a majority of our sales, although this dependence has recently declined because of our KRONE acquisition. The four major U.S. telephone companies (Verizon, BellSouth, Qwest and SBC) accounted for 26.2% and 30.6% of our sales for the nine months ended July 29, 2005 and July 31, 2004, respectively. In addition, our top ten customers accounted for approximately 43.3% and 47.4% of our net sales for the nine months ended July 29, 2005 and July 31, 2004, respectively. The decline in these customer concentration levels from 2004 to 2005 is largely due to the KRONE acquisition, which gave us a more diversified customer base throughout the world. However, the increased diversification may be offset by mergers among our customers or acquisitions we undertake, such as our recent acquisition of FONS. The long-term impact of other customer mergers on our business is difficult to predict. In addition, in the product areas where we believe the potential for sales growth is most pronounced (e.g. FTTX initiatives and wireless products), our sales remain highly concentrated with the large U.S. telephone and wireless companies.

We are continuing to focus on ways to conduct our operations more efficiently and to reduce costs. During the downturn in communications equipment spending from fiscal 2001 through fiscal 2003, we took significant cost-reduction measures. We believe most of our restructuring activity is completed, but we will continue to pursue expense reductions. For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through the consolidation of duplicative facilities, the movement of operations into lower cost locations as well as the elimination of duplicative processes and personnel functions. Following the closing of our acquisition of FONS, we will seek additional opportunities to reduce costs and gain economies of scale, although we note that the operations of FONS are significantly smaller than were those of KRONE when we completed that acquisition. Accordingly, we anticipate incurring additional restructuring charges in future periods.

We intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business. We believe our acquisition of FONS will enhance our FTTX and other connectivity solution offerings. In addition, we recently completed the acquisition of OpenCell, which we believe will enhance our Digivance wireless coverage solution offering. We expect to fund other potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. In addition, we will continue to monitor all of our businesses and may determine it appropriate to sell or otherwise dispose of certain operations. For example, on May 24, 2005, we completed the sale of our professional services operations in the United Kingdom because it no longer fit into our strategy.

Results of Operations

Net Sales

Our net sales for the three and nine months ended July 29, 2005 reflected significant growth when compared with the same period in prior years, even when excluding sales of KRONE which we acquired in the third quarter of fiscal 2004.

The following table sets forth our net sales for the three and nine months ended July 29, 2005 and July 31, 2004 for each of our segments described above (in millions):

	Three Months Ended
	July 29, 2005		July 31, 2004
	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$259.4	82.5%	$183.8	81.7%
Professional Services:
Product	13.0	4.1	19.0	8.5
Service	42.2	13.4	22.1	9.8
Total Professional Services	55.2	17.5	41.1	18.3
Total	$314.6	100.0%	$224.9	100.0%

	Nine Months Ended
	July 29, 2005		July 31, 2004
	Net Sales	%	Net Sales	%
Broadband Infrastructure and Access	$694.3	80.0%	$407.2	79.9%
Professional Services:
Product	41.8	4.8	34.9	6.8
Service	131.5	15.2	67.6	13.3
Total Professional Services	173.3	20.0	102.5	20.1
Total	$867.6	100.0%	$509.7	100.0%

Net sales were $314.6 million and $867.6 million for the three and nine months ended July 29, 2005, respectively, and increased 39.9% (or 34.9% exclusive of the KRONE acquisition) and 70.2% (or 27.2% exclusive of the KRONE acquisition), respectively, over the comparable 2004 periods. The KRONE acquisition accounted for 42.0% and 67.1% of the net sales increase over the comparable three and nine month periods in 2004. Excluding the KRONE acquisition, our sales growth for the three and nine months ended July 31, 2004, was driven by strong broad-based growth among our comprehensive communication infrastructure solutions. International sales comprised 42.9% and 45.1% of our net sales for the three months and 45.4% and 35.7% of our net sales for the nine months ended July 29, 2005 and July 31, 2004, respectively. The increase in international sales for the nine months ended July 29, 2005, is due primarily to our acquisition of KRONE, which has a greater mix of international sales.

Net sales of Broadband Infrastructure and Access products increased 41.8% and 71.2%, respectively for the three and nine months ended July 29, 2005 over the comparable 2004 periods. Our Broadband Infrastructure and Access segment includes infrastructure (connectivity) and access (wireless and wireline) products. The KRONE acquisition accounted for 45.2% and 71.4% of the net sales increase of Broadband Infrastructure and Access products over the comparable three and nine month periods in 2004.

Net sales of connectivity products increased 45.2% and 99.1% for the three and nine months ended July 29, 2005, respectively, over the comparable 2004 periods. The KRONE acquisition accounted for 51.2% and 69.9% of the net connectivity increase over the comparable three and nine months periods in 2004. Sales of our fiber connectivity products represented 37.3% and 24.4%, respectively of the net connectivity increase over the comparable three and nine months periods in 2004. This fiber sales increase was boosted by increased sales of our OmniReach FTTX products, which had minimal sales in the comparable 2004 periods.

Net sales of wireless products were $23.2 million and $48.2 million for the three and nine months ended July 29, 2005, respectively, and increased 116.8% and 56.5%, respectively, over the comparable 2004 periods. The increase in wireless product line sales was a result of improved demand for our Digivance product line due to the timing of product development and production for our new dual band product as well as an improved supply chain for certain Digivance components. Sales of our Digivance product lines are continuing to grow from sales to Verizon and Nextel for deployments in large North American cities. However, sales of Digivance have fluctuated from one quarter to the next in the past and are expected to continue to fluctuate from one quarter to the next due to the timing of new products and customer deployments.

Net sales of wireline products decreased 14.5% and 32.1% for the three and nine months ended July 29, 2005, over the comparable 2004 periods. The decrease in wireline product sales was caused primarily by a general industry-wide decrease in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and internet protocol services closer to end user premises.

Net sales of Professional Services products increased by 34.3% and 69.0% for the three and nine months ended July 29, 2005 over the comparable 2004 periods. The KRONE acquisition represents 22.0% and 48.1% of the increase in net sales of Professional Services products over the comparable three and nine months periods in 2004. In addition, market share gains with several key customers contributed to the increase in sales.

Gross Profit

During the three and nine months ended July 29, 2005, our gross profit percentages were 36.8% (or 40.0% exclusive of the KRONE acquisition) and 36.3% (or 39.2% exclusive of the KRONE acquisition), respectively, compared to 38.2% and 39.7%, respectively, for the comparable 2004 periods. The decrease in the gross profit percentage primarily was due to increases in sales of lower margin products caused by the KRONE acquisition and increased sales from FTTX products and Professional Services as well as from the decrease in sales of our wireline products which have relatively high margins. The mix of products we sell in any one quarter is variable and is difficult to predict accurately.

Operating Expenses

Total operating expenses for the three and nine months ended July 29, 2005, were $82.9 million and $247.2 million, respectively, representing 26.4% and 28.5% of net sales, respectively. Total operating expenses for the comparable 2004 periods, were $81.9 million and $192.3 million, respectively, which represents 36.4% and 37.7% of net sales, respectively. KRONE operating expenses were $22.1 million and $72.9 million for the three and nine months ended July 29, 2005, respectively. Excluding the effect of the KRONE operating expenses, operating expenses decreased 0.3% and increased 1.7%, respectively, compared to comparable 2004 periods, due mainly to the change in selling and administration expenses discussed below.

Research and development expenses were $18.4 million and $51.8 million for the three and nine months ended July 29, 2005, respectively, or an increase of 11.5% and 19.9% over comparable 2004 periods. The increases were almost entirely attributable to spending on projects related to KRONE based products because we did not close on our acquisition of KRONE until the third quarter of our fiscal 2004. We believe that, given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments. Most of our research and development will be directed towards projects that we believe directly advance our strategic aims and have a higher probability to return our investment.

Selling and administration expenses were $63.5 million and $188.0 million for the three and nine months ended July 29, 2005, or a decrease of 2.0% (or a decrease of 3.7% exclusive of the KRONE acquisition) and an increase of 39.1% (or 8.2% exclusive of the KRONE acquisition) over comparable 2004 periods. The increase in selling and administrative expenses is primarily due to incentives that have been partially offset by a decrease in the number of facilities. In addition, in fiscal 2004, there were $6.0 million of one-time benefits primarily due to bad debt recoveries.

In fiscal 2005, we expect to incur added administrative expense, including external fees of $3.1 million through the third quarter of 2005, and we expect to spend another $1.3 million in our final quarter of fiscal year 2005, associated with the requirements to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 requires us to conduct a thorough evaluation of our internal control over financial reporting, and we are and will be working with independent advisors in this process.

Restructuring Charges:

Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended July 29, 2005, 27 and 102 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During the three and nine months ended July 31, 2004, 34 and 72 employees were impacted by reductions in force, principally in corporate functions.

Other Income, Net

Other income, net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Interest income	$5.8	$2.6	$13.4	$8.7
Interest expense	(3.0)	(2.0)	(8.2)	(5.9)
Foreign exchange income (loss)	—	(0.3)	1.0	(1.7)
Gain on sale of note receivable	—	—	9.0	—
Gain on sale of product lines	—	—	0.6	3.7
Gain on sale of investments	—	0.4	—	4.8
Gain (loss) on sale of fixed assets	0.1	0.2	4.6	0.5
Other	(0.2)	(0.7)	(0.2)	(1.1)
Total Other Income, Net	$2.7	$0.2	$20.2	$9.0

During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold resulting in a gain on sale of $9.0 million.

Income Taxes

Our effective income tax rate from continuing operations for the three and nine months ended July 29, 2005 was 4.2% and 5.5%, respectively, compared to 7.3% and 4.3% for the comparable 2004 periods. Substantially all of our income tax provision for the three and nine months ended July 29, 2005 is due to foreign income taxes. Our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we have not recorded income tax benefits in most jurisdictions where we have incurred pretax losses since the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income since the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. We will continue to maintain a nearly full valuation allowance on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize the deferred assets in the future. Until that time, we expect our effective income tax rate will be substantially reduced. In addition, our deferred tax assets of $1,059.9 million, which are nearly fully reserved at this time, should reduce our income taxes payable in future years.

Discontinued Operations

During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. We also entered into an agreement to sell the business related to our Metrica service assurance software group and that transaction closed in the first quarter of our fiscal year 2005. In the third quarter of fiscal 2005, we sold our ADC Systems Integration UK Limited business. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, these businesses were classified as discontinued operations in fiscal 2004 and the financial results are reported separately as discontinued operations for all periods presented.

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

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, to BigBand Networks, Inc. (“BigBand”). This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. As consideration for this sale, we were issued a non-voting minority interest in BigBand, which we accounted for under the cost method and has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. As of July 29, 2005, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004, and recorded a loss on sale of $2.6 million. In the fourth quarter, adjustments of $2.3 million were made to increase the total loss to $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of July 29, 2005, $4.0 million was drawn on the credit facility. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on sale of $61.7 million. In our fiscal 2005, we recognized an income tax benefit of $3.7 million relating to resolution of certain income tax contingencies.

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

In the second and third quarter of fiscal 2005, we recorded adjustments to reduce the gain by $0.9 million and $1.0 million respectively, due to subsequent adjustments to the working capital balances used to determine the purchase price. There may be additional future losses to record based on the resolution of certain contingencies related to the sale. However, we are not able to estimate the amount of any such losses at this time.

ADC Systems Integration UK Limited

During the third quarter of fiscal 2005, we sold our ADC Systems Integration UK Limited business for a nominal amount. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

The financial results of our BroadAccess40, Cuda/FastFlow, Singl.eView, Metrica and ADC Systems Integration UK Limited businesses included in discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 31, 2004	July 29, 2005	July 31, 2004
Net sales	$0.7	$26.1	$8.4	$92.3
(Loss) Income from discontinued operations	$(2.8)	$(11.2)	$(1.1)	$(52.1)
Gain (Loss) on sale of subsidiaries	(7.4)	(6.9)	27.9	(9.2)
(Loss) Income from discontinued operations, net of tax	$(10.2)	$(18.1)	$26.8	$(61.3)

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three and nine months ended July 29, 2005. See our most recent Annual Report filed on Form 10-K for fiscal 2004 for a discussion of our critical accounting policies.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and available for sale securities, not subject to restrictions, were $592.1 million at July 29, 2005, or an increase of $64.5 million compared to $527.6 million as of October 31, 2004.

We invest a large portion of our available cash in highly liquid and highly rated government, agency, and corporate debt securities of varying maturities. Our investment policy is to manage our investment portfolio to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to the Company’s investment guidelines.

Auction rate securities reclassified from cash and cash equivalents to current available-for-sale securities as of October 31, 2004 were $427.3 million. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on reported earnings.

Restricted cash balances, that are pledged primarily as collateral for letters of credit and lease obligations, affect our liquidity. As of July 29, 2005, we had restricted cash of $16.5 million compared to $21.9 million as of October 31, 2004, a decrease of $5.4 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. We are entitled to the interest earnings on our restricted cash balances.

Operating Activities

Net cash provided by operating activities from continuing operations for the first nine months of fiscal 2005 totaled $10.2 million; a $15.9 million decrease from the cash provided by operating activities for the nine months ended July 31, 2004. This decrease was driven by an increase in inventory and accounts receivable caused by the manufacture and sales of FTTX and wireless products, along with a $18.0 million reduction in accrued liabilities, primarily for restructuring and incentive payments. Offsetting this additional cash outflow was increased year-over-year net income from continuing operations. Working capital requirements will typically increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the quarterly cash flow. Our employee incentive payments are accrued throughout the fiscal year, but paid during the first quarter of the subsequent fiscal year.

Investing Activities

Investing activities provided $20.5 million during the first nine months of fiscal 2005. Cash provided by investing activities consisted primarily of $16.7 million in proceeds from the net disposal of property and equipment, $9.0 million related to the sale of a vendor note receivable, $9.2 million from receipts on transaction notes receivable and $33.6 million related to proceeds from the sale of our Metrica service assurance software group. Cash used by investing activities include $7.1 million for the acquisition of OpenCell.

Financing Activities

Financing activities provided $11.2 million of cash during the first nine months of fiscal 2005. This primarily consists of the proceeds from the issuance of common stock for certain employee benefit plans.

Unsecured Debt

As of July 29, 2005, we had $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date (i.e., which are June 15 and December 15 of each year beginning on December 15, 2003 for both the fixed and variable rate notes). The interest rate on the variable rate notes is 3.99625% for the current six-month period ending December 15, 2005. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2004. See our Annual Report on form 10-K for the fiscal year ended October 31, 2004, for additional information regarding our contractual obligations.

Working Capital and Liquidity Outlook

Our main source of liquidity continues to be our unrestricted cash and our current available-for-sale securities. We expect that we will be able to generate an increase in cash from operations for the remainder of fiscal 2005. Similar to the third fiscal quarter of 2005, we expect that in the fourth fiscal quarter we will further increase cash provided by operating activities from continuing operations, with income expected to remain high year-over-year and cash to support working capital requirements expected to moderate relative to the first half of our fiscal 2005. We currently anticipate that our available cash resources, which include existing cash and cash equivalents, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flow from operations. We believe that our entire restructuring accrual of $29.1 million as of July 29, 2005 will be paid from our unrestricted cash as follows:

•	$2.3 million for employee severance will be paid by the end of the third quarter of fiscal 2006;

•	$10.9 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid by the end of the third quarter in fiscal 2006; and

•	the remainder of $15.9 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

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

Cautionary Statement Regarding Forward Looking Information

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; our estimates of probable liabilities relating to pending litigation; the continuation of historical trends; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; and capital resource needs and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the magnitude and duration of the recovery from the significant downturn in the communications equipment industry which was primarily during ADC’s fiscal 2001 through 2003, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to restructure our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; possible consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio which have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as approximately 45.4% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees; our ability to maintain key competencies during a period of reduced resources and restructuring; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our increased dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle our pending litigation; and other risks and uncertainties, including those identified in Exhibit 99 to this Form 10-Q which is incorporated by reference herein. We disclaim any intention or obligation to update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2004, our major market risk exposure relates to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. Market fluctuations could affect our results of operations and financial condition adversely. We, at times, reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation.

We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003 that have a variable interest rate. The interest rate on these notes is equal to 6-month LIBOR plus 0.375%. The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013. The interest rate for the current six-month period ending December 15, 2005 is 3.99625%. Assuming interest rates rise, an additional 100 basis points, 500 basis points and 1,000 basis points, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of July 29, 2005, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.9 million, of which $1.1 million was indexed to ADC common stock. Assuming a 20%, 50% and 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.0 million, $2.5 million and $4.9 million, respectively, and we would incur an expense of a like amount.

We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. The result of a 10% weakening in the U.S. dollar to Mexican peso denominated sales and expenses would result in a reduction in operating income of $1.1 million for the quarter ended July 29, 2005. This exposure remained unhedged as of July 29, 2005.

We are also exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At July 29, 2005, these balance sheet exposures were hedged through the use of foreign exchange forward contracts with maturities of less than 12 months. Principal currencies hedged included the Australian dollar, British pound, and Canadian dollar.

During July 2005, the People’s Bank of China announced that it would change its policy of fixing the value of the Yuan to the U.S. dollar to a floating rate regime managed against a basket of currencies. Although this change may create additional foreign currency risk, we do not expect that it will have a material impact on our results of operations or foreign currency risk management strategy.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On February 2, 2004, we filed a motion to dismiss this lawsuit, which was denied by the court. This case is now in the discovery phase. A hearing has been held regarding whether the class should be certified. A decision from that hearing is currently pending.

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

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. As of July 29, 2005, we had recorded $6.5 million in loss reserves in the event of adverse outcomes in these matters. At this time, we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. However, litigation by its nature is uncertain, and we cannot predict the ultimate outcome of these matters, or any potential liability associated with the same, with any certainty.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As previously disclosed on our Current Report on Form 8-K filed on July 27, 2005, William T. Pieper announced that he was resigning from the position of Vice President, Controller effective August 10, 2005, as he has accepted a position at another company. Mr. Pieper’s resignation was not the result of any disagreement with the Company or its current management on any matter relating to our operations, policies or practices. Gokul Hemmady, the Company’s Chief Financial Officer and former Controller will assume the responsibilities of Principal Accounting Officer until a permanent replacement is named for the Controller position. We are currently in the process of searching for a replacement.

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

Dated: September 7, 2005

ADC TELECOMMUNICATIONS, INC.

                                                                                                         By: /s/ GOKUL V. HEMMADY

Gokul V. Hemmady

Vice President, Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.

EXHIBIT INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED JULY 29, 2005

Exhibit No.	Description

Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp. and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 of ADC’s Current Report on Form 8-K filed on July 21, 2005.)

2-a
2-b

Amendment, dated August 16, 2005, to Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp. and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 of ADC’s Current Report on Form 8-K filed on August 18, 2005.)

3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005.
3-b

Restated Bylaws of ADC Telecommunications, Inc., as amended effective May 10, 2005.  (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.)

4-a	Form of certificate for shares of common stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.)
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

10-a	ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through May 10, 2005
10-b	ADC Telecommunications, Inc. Executive Stock Ownership Plan for Section 16 Officers effective as of January 1, 2004 (amended as of May 10, 2005)
10-c

Voting Agreement, dated July 21, 2005, by and among ADC Telecommunications, Inc. and the Shareholders of Fiber Optic Network Solutions Corp. listed on the signature page to the Voting Agreement.  (Incorporated by reference to Exhibit 10.1 to ADC’s Current Report on Form 8-K filed on July 25, 2005.)

31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)
31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)
32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Risk Factors