Form 10-K
period 2005-10-31
ADC TELECOMMUNICATIONS INC
filed 2006-01-17
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.20 par value
Preferred Stock Purchase Rights
      Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☑ Yes          ☐ No
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐ Yes          ☑ No
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑ No
      The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Stock Market® on April 29, 2005, was $1,672,086,540.00.
      The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of January 11, 2006, was 116,801,210.
DOCUMENTS INCORPORATED BY REFERENCE
      A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2006 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission.

PART I

Item 1.	BUSINESS
      ADC Telecommunications, Inc. (“we”, “us” or “ADC”) was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our World Headquarters is located at 13625 Technology Drive in Eden Prairie, Minnesota.
      We are a leading global provider of communications network infrastructure solutions and services. Our products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, and broadcast networks by service providers and enterprises. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Our products are primarily used in the “last mile/kilometer” portion of networks. This network of copper, coaxial cable, fiber lines, wireless facilities and related equipment link voice, video and data traffic from the end-user of the communications service to the serving office of our customer. In addition, we provide professional services relating to the design, equipping and building of networks. The provision of such services also allows us additional opportunities to sell our hardware products, thereby complementing our hardware business.
      Our customers include local and long-distance telephone companies, private enterprises that operate their own networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through the following two reportable business segments:

•	Broadband Infrastructure and Access; and

•	Professional Services (previously known as Integrated Solutions).
      Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, wireless, cable, broadcast and enterprise network applications. These products consist of:

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
      Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The “Corporate Governance” category of the Investor Relations section of our website also contains copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws and the charter of each committee of our Board of Directors. Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our Investor Relations department. The Investor Relations department’s email address is investor@adc.com and its mail address is: Investor Relations, ADC Telecommunications,

Inc., P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this Form 10-K.
      As used in this report, fiscal 2003, fiscal 2004, fiscal 2005 and fiscal 2006 refer to our fiscal years ended or ending October 31, 2003, 2004, 2005 and 2006, respectively.
Industry Background
      Our products and services are deployed primarily by communications service providers and the owners/operators of private enterprise networks. The competition to attract and retain customers in our industry is intense. Further, the market for communications services being demanded by end-users is undergoing an evolution in which customers expect to receive a variety of broadband communications services over a single network at lower, often flat-rate, prices. In this environment, we believe those equipment providers who provide products and services that permit network operators and communications service providers to operate more efficiently and at a lower cost, while meeting the changing demands of end-users, will be in the best position to win market share and grow their businesses.
      The competition in our industry has been extremely intense following the downturn in the communications industry that occurred generally during calendar years 2001 through 2003. In connection with the downturn, many of our customers reduced their equipment purchases and deferred capital spending from previous levels. Our customers are dependent on the level of end-user demand for Internet, data, video and voice services, and they are likely to defer significant network expansions when they do not believe there is significant demand for these services. In addition, some of our customers experienced serious financial difficulties, including bankruptcy filings or cessation of operations. These factors, among others, led to the existing fierce competition among vendors of communications equipment and related services to protect their market shares and placed significant pressure on the prices at which companies such as ours are able to sell their products and services.
      Coupled with this intense competition, the market for communications services being demanded by end-users continues to evolve. Specifically, we believe there are two key elements in this evolution:

•	First, businesses and consumers worldwide are becoming increasingly dependent on broadband, multiservice communications networks to conduct daily communications tasks. People and businesses increasingly are accessing the Internet and using Web-based software applications through broadband connections. The growing popularity of applications such as digital video and audio programs, podcasting, wireless data and video services, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming via the Internet, distance learning, telemedicine and high-speed imaging is further increasing the need for broadband network infrastructure;

•	Second, end-users of communications services increasingly expect to do business with service providers or develop their own networks that can provide all of their communications needs over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection as opposed to each service being conducted over a separate connection. We believe the competition among service providers to retain new customers over these more fully integrated networks is causing services to be offered more frequently at low, flat-rate prices as opposed to prices based on metered usage.
      Other factors such as regulatory changes and industry consolidation among our customers and competitors also will likely impact the competitive landscape of our industry significantly. Fundamentally, however, we expect the demand for greater levels of communications network capacity provided in low priced, “bundled” services will create new opportunities to develop and market infrastructure elements that will allow networks to provide more robust services while operating more efficiently. We believe this will be especially true in the “last mile/kilometer” portion of networks where our products and services are primarily used. It is in this section of networks where bottlenecks in the high-speed delivery of communications services are most likely to be pronounced.
Strategy
      Our aim is to be the global leader in the provisioning of communications network infrastructure solutions and services. The core of our business has long been based in providing the infrastructure elements that connect equipment in communications networks with an emphasis on solutions serving the “last mile/kilometer” of a network. We believe our experience with network infrastructure solutions provides us with sustainable competitive advantages in this core business. To advance this core business, in recent years we have divested businesses that were not profitable or did not aid our strategic vision. In addition, we have grown our business in ways that we believe complement our strategic focus.
      Ultimately we are working to implement a growth strategy around our network infrastructure business that includes the following key elements:

•	a heightened focus on the needs of our customer, delivering customer-specific solutions, high quality products and world-class customer service;

•	sales growth through market share gains, new product introductions and expansion into adjacent and related markets;

•	development of new sales channels and market opportunities through the use of partnerships and alliances with other equipment vendors, distributors, resellers and systems integrators;

•	lowering our cost structure through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

•	product portfolio additions and enhancements through both strategic acquisitions and our own research and development process.
      Customer Focus. We are committed to helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges in providing communications services to end-users. We strive to offer customer-specific solutions, price competitive products that offer great functionality and quality, and world-class customer service that offers on-time product delivery and highly responsive support. We believe those companies that best service their customers with compelling value propositions that include the aforementioned elements hold a competitive advantage in efforts to grow their businesses.
      Growing Sales. In the current environment of constrained capital spending by communications service providers, we believe that we must grow our market share to significantly grow our business. We are undertaking several initiatives in our efforts to gain market share. Specifically, we look to sell more of our current portfolio to our existing customers, introduce new products to our existing customers, and introduce the entire ADC product portfolio to new customers. The cornerstone of these initiatives is our commitment to focus on the needs of our customers. We are an industry leader in the areas of Engineer to Order and Configure to Order. These two processes provide our customers with customized product solutions that fulfill their requirements. We also are committed to the development and introduction of new products that have applications in our current markets and as adjacent markets focused primarily on the “last mile/kilometer” of networks. Examples of this are new products and services for IPTV (Internet Protocol TV), VOIP (Voice over Internet Protocol), Carrier Ethernet, Metro Ethernet, and Wireless Coverage and Capacity solutions. The results of our market share growth initiatives can be seen in our 2005 fiscal year results with 23.5% growth (excluding KRONE) in our core business against an overall market growth of approximately 9%.
      Development of New Sales Channels. We also are committed to the development of more sales channels that can deliver our products into various market segments. We continuously seek to partner with other companies serving the public and private communication network markets to offer more complete solutions to customer needs. Our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including System Integrators and Value Added Resellers. We now have over 500 Value Added Reseller partners worldwide. In addition, we are partnering and expanding our relationships with distribution companies such as Anixter and Rexel that make our products more readily available to a wider base of customers worldwide.
      Lowering Cost Structure. We remain committed to lower our overall cost structure and be a low-cost industry leader. Over the next three years we want to work toward an operating margin of 14% or better (exclusive of impairment, restructuring and acquisition-related charges, amortization of purchased intangibles and stock-based compensation expenses). To meet this goal we must contain costs. We have several initiatives currently underway that include relocating production facilities from high-cost geographic areas to lower cost areas and streamlining certain warehousing activities to reduce duplicative functions. For instance, we are moving certain manufacturing operations to the Czech Republic to take advantage of reduced operating costs there compared to other areas in Europe. We also are aggressively pursuing manufacturing opportunities in the Asia-Pacific region. In fiscal 2006 we also intend to advance towards our operating margin goal by transitioning our operations in Europe and Asia onto our global enterprise resource planning system.
      Product Portfolio Additions. We continue to invest in research and development initiatives and to search for appropriate acquisition opportunities to strengthen our core product portfolio. Our efforts are focused on opportunities within our existing markets, as well as opportunities in adjacent or related markets that will strengthen our product offerings. In addition, we are focused on acquisitions that may enhance our geographic operations. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.
      In fiscal 2004 and 2005, we divested five businesses that either were not profitable or that we did not believe fit within our strategic focus. We also completed three important acquisitions during this time.
      In fiscal 2004, we acquired the KRONE Group (“KRONE”), a global supplier of connectivity solutions and cabling products used in public access and enterprise networks. KRONE’s product and service offerings are an extension of our own core connectivity competencies. The acquisition of KRONE expanded our presence in the global marketplace and increased our percentage of sales outside the United States from approximately 25% in fiscal 2003 to approximately 45% in fiscal 2005. The acquisition also provided us with an established position in the enterprise customer market that augmented our historical service provider customer base.
      In fiscal 2005, we acquired Fiber Optic Network Solutions Corp. (“FONS”) and OpenCell, Corp. (“OpenCell”). FONS is a leading manufacturer of high-performance passive optical components and fiber optical cable packaging, distribution and connectivity solutions. The FONS acquisition expanded and enhanced our existing line of fiber-to-the-x solutions (i.e., the deployment of fiber based networks closer to the ultimate consumer, which is sometimes referred to as “FTTX”) in a fast growing market. OpenCell is a manufacturer of digital fiber-fed Distributed Antenna Systems and shared multi-access radio frequency network equipment. The OpenCell acquisition enhanced our Digivance® wireless solutions that are used to extend coverage and accommodate growing capacity demands of wireless networks. Specifically, we believe the OpenCell technology will allow us to develop a Digivance® platform that will work across a wider range of communications frequencies and network protocols.
      Our ability to implement our strategy effectively is subject to numerous uncertainties, the most significant of which are described in Part 1, Item 1A “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.
Product and Service Offering Groups
      Our Broadband Infrastructure and Access business focuses on broadband connectivity products for a variety of network applications, DSL offerings and wireless products that improve and extend network coverage and capacity. Broadband Infrastructure and Access products accounted for approximately 80.7%, 80.9%, and 77.2% of our net sales in fiscal 2005, 2004, and 2003, respectively.

      Our Professional Services business focuses on planning, deploying and maintaining network infrastructure. Professional Services products and services accounted for approximately 19.3%, 19.1%, and 22.8% of our net sales in fiscal 2005, 2004, and 2003, respectively. The primary products and services offered by each of these segments are described below.
      See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding our two business segments as well as information regarding our assets and sales by geographic region.
Broadband Infrastructure and Access
      Our Broadband Infrastructure and Access products are used in both public and enterprise (private business and government) networks. In public networks, our products are located primarily in serving offices for telephone, cable tv, wireless and other communication service providers. These facilities contain the equipment used in switching, routing and transmitting incoming and outgoing communications channels. Some of our products are also located in the public networks outside the serving offices and on end-users’ premises. As FTTX and the need for more flexible wireless coverage solutions continue to expand, we expect to see growth in the use of our products outside the serving offices. Our enterprise, private and governmental network customers generally purchase our products for installation in the networks located on their premises. We also sell connection products for broadcast and entertainment facilities. Broadband Infrastructure and Access products consist of the following general product groupings:

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
      FTTX Products. ADC’s OmniReachtm product family of fiber distribution terminals, fiber access terminals, passive optical splitter modules, wavelength division multiplexer modules, connectors and drop cables is designed to bring flexibility in implementation and optimization of capital infrastructure to customers deploying FTTX.
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
      RF Signal Management Products. Our series of Radio Frequency (“RF”) products are designed to meet the unique performance requirements of video, voice and data transmission over coaxial cable used in today’s cable television networks and telephony carrier networks. Our RFWorx® product family leads the industry by offering the “plug-and-play” flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RFWorx system provides network design engineers with the full breadth of RF signal management tools that are essential in an evolving video, voice and data communications environment.
      Power Distribution and Protection Panels. Our PowerWorx® family of circuit breaker and fuse panels are designed to power and protect network equipment in multi-service broadband networks.

      Modular Fiber-Optic Cable Management Systems. Our FiberGuide® system is a modular cable management system that provides a segregated, protected method of storing and managing fiber-optic patch cords and cables within a service provider’s serving office.
      Structured Cabling Products. Our TrueNet® Structured cabling products are the cables, jacks, plugs, jumpers, frames and panels used to connect desk top systems like personal computers to the network switches and servers in large enterprise campuses and condominium high-rise buildings. Our TrueNet® cabling products include various generations of unshielded twisted-pair copper cable and apparatus capable of supporting varying bandwidth requirements, as well as multi-mode fiber systems used primarily to interconnect switches, servers and commercial campus locations.
      Broadcast and Entertainment Products. Broadcast and Entertainment products are audio, video, data patching and connectors used to connect and access worldwide broadcast radio and television networks. The industry leading Pro-Patch® brand is recognized as the leader in digital broadcast patching. Products include our ProAxtm triaxial connectors preferred by operators of mobile broadcast trucks, DBS satellite and large venue, live broadcasts like the Olympic games. A new line of our HDTV products exceeds the highest performance standards in the new digital broadcast industry.
      Other Connectivity Products. A variety of other products are used by telecommunications service providers and private networks to connect, monitor and test portions of their networks, such as patch cords, media converters, splitter products and jacks and plugs.

Wireless Systems and Components
      Our wireless systems and components help improve and extend the coverage and capacity of wireless communications networks. These products include:
      Cellular Coverage/ Capacity Enhancement Solutions. Our Digivance® family of wireless systems products includes solutions that address a wide range of coverage and capacity challenges for wireless network operators. These solutions include (i) applications to address challenging locations such as tunnels, traffic corridors and urban centers, (ii) cellular base station hotels that serve significant segments of a metropolitan area, (iii) neutral host applications that serve multiple carriers simultaneously, and (iv) indoor products that provide complete coverage for a single building or an entire campus. These solutions are sold directly to the major cellular operators, to the national and regional carriers including those in rural markets, and to neutral host facility providers who lease or resell coverage and capacity to the cellular carriers.
      Tower Top Amplifiers. We develop, manufacture and market the ClearGain® family of tower-top amplifier products, which are distributed globally for all major air interfaces. These products amplify a wireless signal and are sold primarily to wireless carriers.
      Our wireless products improve signal quality by boosting the uplink signal of mobile systems to increase receiver performance and improve overall coverage. The improvements in quality of service allow mobile subscribers to place more calls, make longer calls, and successfully complete calls in an expanded geographic area.

Wireline Systems
      Our Soneplex® and HiGain® wireline products enable communications service providers to deliver high capacity voice and data services over copper or optical facilities in the “last mile/kilometer” of communications networks, while integrating functions and capabilities that help reduce the capital and operating costs of delivering such services. The LoopStar product family provides our customers with a flexible and economical optical transport platform for both legacy voice and next-generation protocols. The LoopStar portfolio provides “last mile/kilometer” and inter-office data transport to support a variety of business service offerings at a variety of different transmission rates.

Professional Services
      Professional services, which we offer in North America and Europe, consist of systems integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services to consumers and businesses.
      Our professional services support both the multi-vendor and multi-service delivery requirements of our customers. These services support customers throughout the technology life-cycle, from network design, build-out, turn-up and testing to ongoing maintenance and training, and are utilized by our customers in creating and maintaining intra-office, inter-office or coast-to-coast networks. The provision of such services also allows us additional opportunities to sell our hardware products, thereby complementing our hardware business.
Sales and Marketing
      Our products and services are used by customers in four primary markets:

•	the U.S. public communications network market, which includes the four major U.S. telephone companies (Verizon, BellSouth, SBC and Qwest), other local telephone companies, long-distance carriers, wireless service providers, cable television operators and broadcasters;

•	the public and private network markets outside of the United States;

•	the U.S. private and governmental markets, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

•	other communications equipment vendors, who incorporate our products into products and systems that they in turn sell into the three markets listed above.
      Our customer base is relatively concentrated, with our top ten customers accounting for 42.7%, 46.9%, and 56.7% of our net sales in fiscal 2005, 2004, and 2003, respectively. The decline in these customer concentration levels from 2004 to 2005 is largely due to the KRONE acquisition, which gave us a more diversified customer base throughout the world. The majority of our sales are made to U.S. telecommunications service providers. Verizon, BellSouth, Qwest and SBC collectively accounted for approximately 25.7%, 30.7%, and 34.3% of our net sales during fiscal 2005, 2004, and 2003, respectively. Our largest customer, Verizon, accounted for 12.5%, 13.5%, and 12.9% of our sales in fiscal 2005, 2004, and 2003, respectively.
      Outside the United States, we market our products to telephone operating companies, owners and operators of private enterprise networks, cable television operators and wireless service providers for networks located around the world. Our non-U.S. net sales accounted for approximately 45.4%, 39.5%, and 24.8% of our net sales in fiscal 2005, 2004, and 2003, respectively. Although the sales are not concentrated in any one country, our EMEA region (Europe, Middle East and Africa) accounted for the largest percentage of sales outside of North America. The increase in international sales is due primarily to our 2004 acquisition of KRONE, which has a greater mix of international sales.
      Our direct sales force completes a majority of our sales. We maintain sales offices throughout the world. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers, distributors and manufacturers’ representatives. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products. Nearly all of our sales to enterprise networks outside the United States are conducted through third party distributors who have historical relationships with KRONE. We use these relationships to sell our historical products as well as KRONE’s historical products.
      We maintain a customer service group that supports our field sales personnel and our third-party distributors. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service-engineering group that provides on-site service to customers.
Research and Development
      We believe that our future success depends, in part, on our ability to adapt to the rapidly changing communications environment, to maintain our significant expertise in core technologies and continue to meet and anticipate our customers’ needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. The focus of our research and development activities will change over time based on particular customer needs and industry trends as well as our decisions regarding those areas in which we believe we are most likely to achieve success. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances relating to new products and technologies from sources outside ADC. Our expenses for internal research and development activities were $71.6 million, $59.1 million, and $59.9 million in fiscal 2005, 2004, and 2003, respectively. These amounts represented 6.1%, 7.6%, and 10.3% of our total revenues in each of those respective fiscal years. These percentages have decreased over time as we became more focused on the initiatives we will fund and as our operations became more concentrated in infrastructure products.
      During fiscal 2005, our research and development activities were directed at primarily the following areas:

•	connectivity products for FTTX initiatives;

•	high-performance structured cables, jacks, plugs, jumpers, frames and panels to enable the use of increasingly higher-performance IP network protocols within private networks;

•	connectivity products that enable the use of network protocols within the public communications network, which is used by our customers to more effectively deploy data services over their historic voice-based networks; and

•	digital interfaces for wireless networks that will enable software-based products to interact with the physical elements of these networks.
      New product development often requires long-term forecasting of market trends, the development and implementation of new processes and technologies and a prioritization of substantial capital commitment. Due to the uncertainties inherent in each of these elements, there can be no assurance that any new products we develop will achieve market acceptance or be profitable. In addition, as we balance product development with our efforts to achieve sustained profitability, we are more selective in our research and development in order to focus on projects that we believe directly advance our strategic aims and have a higher probability to return our investment.
Competition
      Competition in the communications equipment industry is intense, particularly in light of reduced spending levels by our customers as well as the consolidation of our customer base. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than us. In addition, rapid technological developments within the communications industry result in frequent changes among our group of competitors. Currently, our primary competitors include:
      For Broadband Infrastructure and Access products: 3M, ADTRAN, Andrew, CommScope, Corning, Furukawa, Nexans, Powerwave, Schmitt, Telect, and Tyco.
      For Professional Services: Alcoa Fujikawa, Butler, Graniou, Lucent Technologies, NEC, SAG, and SPIE.

      We believe that our success in competing with other communications product manufacturers depends primarily on the following factors:

•	our long-term customer relationships;

•	our brand recognition and reputation as a financially sound long-term supplier to our customers;

•	our engineering (research and development), manufacturing, sales and marketing skills;

•	the price, quality and reliability of our products; and

•	our delivery and service capabilities.
      We experience increased pricing pressures from competitors, as well as general pricing pressure from our customers as part of their cost reduction efforts. Price will likely continue to be a major factor in the markets in which we compete and we believe our potential ability to offset any downward pressure on prices primarily would be driven by the above listed success factors.
      We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, continuing regulatory changes and industry consolidation will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time, it is difficult to predict the full scope and nature of these changes. There can be no assurance that we will be able to compete successfully with existing or new competitors. Competitive pressures may materially and adversely affect our business, operating results or financial condition.
Manufacturing and Suppliers
      We manufacture a variety of products that are primarily fabricated, assembled and tested in our own facilities around the world. In an effort to reduce costs and improve customer service, we generally attempt to manufacture our products in the region of the world where they will be deployed. Our strategy to reduce costs includes looking for opportunities to locate manufacturing in low-cost areas as competitive dynamics require. For instance, we recently announced an initiative to establish a manufacturing facility in the Czech Republic, which will replace and supplement other activities in Europe. We are also looking for ways in which we can respond quickly to changes in market factors in our manufacturing and supply chain. Like many companies in our industry, we are focusing on the Asia Pacific region as a potential place to locate manufacturing facilities. As part of our acquisition of FONS, we obtained additional manufacturing capabilities in China and Mexico. Our global sourcing team uses vendors from around the world to procure key components and raw materials at advantageous prices and lead times. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is vertically integrated and consists primarily of the fabrication of jacks, plugs, cables and other basic components from raw materials as well as the assembly of components and the testing of products. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products within our Broadband Infrastructure and Access segment. We estimate that products obtained from outsourced manufacturers accounted for approximately 20% of our net sales for the Broadband Infrastructure and Access segment in fiscal 2005.
      We purchase raw materials and component parts from many suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities. At this time, we are experiencing some increase in the prices for raw materials we use to make our products. To date, we have been able to mitigate most of these increases through the greater purchasing power we now have following our acquisitions of KRONE and FONS. These circumstances could change, however, and we cannot guarantee that sufficient quantities or quality of raw materials and component parts will be as readily available in the future or, if available, that we will be able to obtain them at favorable prices.
Proprietary Rights
      We own a portfolio of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.
      We registered the initials “ADC” as well as the word “KRONE,” each alone and in conjunction with specific designs, as trademarks in the United States and various foreign countries.
Seasonality
      We believe the historical seasonality of our sales whereby there was stronger demand for our products during our fourth fiscal quarter ending October 31 may no longer apply to our business. This seasonality trend in our sales generally existed prior to the 2001-2003 downturn in the telecommunications equipment market when our business was more focused on central-office-based products. We believe our expansion into new growth markets of FTTX, wireless and enterprises may have changed this seasonality in our business. Our sales of these products have so far fluctuated from quarter to quarter, something we expect to continue. In addition, in fiscal 2005, it appears that many of our customers may have accelerated their annual capital spending in the first calendar-half of 2005. While the historical seasonality trend of our central-office-based business may no longer be apparent, we still expect sales in our first fiscal quarter to be lower than in other quarters. This is because of the number of holidays in that quarter and the development of capital spending budgets that many of our customers undertake during that time frame.
      The working days by quarter in fiscal 2006 is 59 days in the first quarter, 65 days in the second quarter, 62 days in the third quarter and 66 days in the fourth quarter.
Employees
      As of October 31, 2005, we employed approximately 8,200 people worldwide, which is an increase of approximately 700 employees since October 31, 2004. The increase includes employees hired for our manufacturing operations and approximately 90 employees who joined ADC as a result of the OpenCell and FONS acquisitions.
Executive Officers of the Registrant
      Our executive officers are:

		Officer
Name	Office	Since	Age

Robert E. Switz	President and Chief Executive Officer	1994	59
Gokul V. Hemmady	Vice President, Chief Financial Officer	1997	45
Michael K. Pratt	Vice President, President, Wireline and Wireless Business Unit	2002	51
Patrick D. O’Brien	Vice President, President, Connectivity Business Unit	2002	42
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	46
Laura N. Owen	Vice President, Human Resources	1999	49
Mary E. Quay	Vice President, Worldwide Operations	2002	54
James G. Mathews	Vice President and Controller	2005	54
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
      Mr. Pratt joined ADC in June 2002 as President of ADC’s Wireline Business Unit. In September 2004 he also was named President of ADC’s Wireless Business Unit. Prior to joining ADC, Mr. Pratt served in a variety of positions, including Vice President and General Manager of the Access Systems Division of RELTEC Corporation, from 1996 to 1999. In March 1999, RELTEC Corporation was acquired by Marconi, Inc., a subsidiary of Marconi plc, a global telecommunications equipment and solutions company. Mr. Pratt continued to serve as the Vice President and General Manager of this business following its acquisition, until he was promoted to Executive Vice President of Marconi, Inc. in July 2000, a position he held until joining ADC.
      Mr. O’Brien joined ADC in 1993 as a product manager for the company’s industry-leading DSX products and, during the following eight years, he held a variety of positions of increasing responsibility in the product management area, including positions such as Vice President and General Manager of copper and fiber connectivity products. He was named President of ADC’s Global Connectivity Solutions Business Unit in September 2004. From May 2004 through August 2004, Mr. O’Brien served as President and Regional Director of the Americas Region for ADC. Mr. O’Brien also served as President of our Copper and Fiber Connectivity Business Unit from October 2002 to May 2004. Prior to joining ADC, Mr. O’Brien was employed by Contel Telephone for six years in a network planning capacity.
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
      Ms. Quay joined ADC in 1977 and has served in a variety of positions over her 28-year career at ADC. During the last five years, Ms. Quay served as Vice President of Manufacturing/ Operations, and during 2002, Ms. Quay was named Vice President, Worldwide Operations.
      Mr. Mathews joined ADC in 2005 as Vice President and Controller. Prior to joining ADC, Mr. Mathews served as Vice President-Finance and Chief Accounting Officer for Northwest Airlines from 2000 to 2005. Prior to joining Northwest Airlines, Mr. Mathews was chief financial and administrative officer at CARE-USA, the world’s largest private relief and development agency. Mr. Mathews also has held a variety of positions at Delta Air Lines, including service as Delta’s corporate controller and corporate treasurer.

Item 1A.	RISK FACTORS
      Our business faces many risks, all of which may not be described below. Additional risks of which we are currently unaware or believe to be immaterial may also result in events that could impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.

Risks Related to Our Business

Our operating results were adversely affected by the significant downturn in the communications equipment industry and the slowdown in the United States economy that occured generally from 2001-2003, and there can be no assurance that we will consistently maintain operating profitability in the future.
      Our operating results during fiscal 2001, 2002 and 2003 were significantly impacted by the substantial downturn in the telecommunications equipment industry. We incurred significant losses from continuing operations in our fiscal years 2001, 2002 and 2003. While we returned to profitability in fiscal 2004 and are currently profitable, it is not clear that we will be able to continue to achieve revenue and gross margin levels needed to sustain profitability. Further, the increase in our 2004 revenue was primarily because of our acquisition of KRONE in May 2004.
      During this downturn, many of our customers reduced their equipment purchases and deferred capital spending. Our customers are dependent on the level of end-user demand for communications services, and they are likely to defer significant network expansions when they do not believe there is significant demand for greater Internet, data, video and voice services. During the downturn of the telecommunications industry that occurred in our fiscal years 2001, 2002 and 2003, some of our customers experienced serious financial difficulties, including bankruptcy filings or cessation of operations.
      The general slowdown in the United States economy in the early part of this decade negatively impacted our business and operating results. If general economic conditions in the United States and globally do not continue to improve, and especially if they worsen, we may experience material adverse effects on our business, financial condition and results of operations. Further, when our customers announce spending initiatives that might positively impact sales of one or more of our products, it is possible these customers contemporaneously will reduce spending in a manner that would negatively impact one or more of our other products.

Shifts in our product mix may result in declines in our gross margin.
      Our gross margins vary among our product groups and have fluctuated from quarter to quarter as a result of shifts in product mix (that is, how much of each product type we sell in any particular quarter), the introduction of new products, decreases in average selling prices and our ability to reduce manufacturing and other costs. We expect such fluctuation in gross profit to continue in the future. Both KRONE and FONS historically sold certain products at margins lower than the margins at which the majority of our products sold. The integration of KRONE has negatively impacted our gross profit margins, and it is likely that the integration of FONS will do so as well. In addition, our gross margins could decrease based on the amount of new products we sell that have lower startup gross margins.

We are becoming increasingly dependent on significant capital deployment initiatives driven by our customers.
      Increasingly our business is focused upon the sale of products serving significant customer initiatives for increased broadband capabilities deep into their networks. Examples of products serving these initiatives include our FTTX products, wireless coverage solutions and products used in enterprise networks. These products generally are utilized outside the central offices, where we traditionally sold most of our products, of our customer and often are deployed in connection with the construction of specific network projects. To date, our experience has been that the deployment of capital for such network projects is driven by our customers’ priorities and the needs of specific projects. For this reason, the demand for our products can fluctuate significantly from quarter to quarter. In addition, the competition to sell our products can be very intense as the projects often utilize new products that are not incumbent to networks. The continued sale of these products by us will also be contingent upon the continued build-out by our customers of networks that utilize these products and the acceptance of our products into such networks. We cannot assure that these deployments will continue or that our products will be selected for these deployments on a consistent basis.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.
      We believe there likely will be continued consolidation among our customers in order for them to increase market share, diversify product portfolios and achieve greater economies of scale. Consolidation may impact our business as our customers focus on integrating their operations. We believe that in certain instances customers engaged in integrating large-scale acquisitions may scale back their purchases of network equipment while the integration is ongoing. Further, once consolidation occurs, our customers may choose to pare down the number of vendors they use to source their equipment, although we have not yet seen this impact. After a consolidation occurs, there can be no assurance that we will continue to supply equipment to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

Our sales could be negatively impacted if one or more of our key customers substantially reduces orders for our products.
      Our customer base is relatively concentrated, with our top ten customers accounting for 42.7%, 46.9%, and 56.7% of net sales for fiscal years 2005, 2004, and 2003, respectively. While our acquisition of KRONE diversified our customer base, our recent acquisitions of FONS may have the effect of mitigating some of this diversification. If we lose a significant customer for any reason, including consolidation among our customer base, our sales and gross margins would be negatively impacted. Further, in the product areas where we believe the potential for revenue growth is most pronounced (e.g., FTTX initiatives and wireless products), our sales remain highly concentrated with the major telephone companies. The loss of sales due to a decrease in orders from a key customer could require us to record additional impairment and restructuring charges or exit a particular business or product line.

In the aftermath of Hurricane Katrina, we may experience a change in the sales of our products and services.
      We sell our products and services to customers operating in some of the areas hardest hit by Hurricane Katrina. Communications networks have been impacted adversely, along with other infrastructure in this area. Although we are not certain about the effect that Hurricane Katrina may have on sales of our products and services, it is possible that we will experience slower sales in the near term while affected customers work to stabilize their networks and normalize operations. Moving forward, there may also be a temporary upturn in our sales as our customers work to replace damaged or destroyed network elements in the areas impacted by the hurricane. Conversely, our sales could decrease as our customers divert money from other parts of their budgets to spend on rebuilding.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.
      The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements by our competitors. The introduction of products using new technologies or the adoption of new industry standards can make our existing products or products under development obsolete or unmarketable. For example, it is possible that FTTX initiatives may negatively impact sales of non-fiber products. In order to grow and remain competitive, we will need to adapt to these rapidly changing technologies, to enhance our existing solutions and to introduce new solutions to address our customers’ changing demands.
      We may not accurately predict technological trends or the success of new products in the communications equipment market. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and a substantial capital commitment. In addition, we do not know whether our products and services will meet with market acceptance or be profitable. Many of our competitors have greater engineering and product development resources than we do. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be more selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we have any significant delays in product development or introduction, our business, operating results and financial condition could be materially adversely affected.

Strategic changes to our product portfolio may not yield the benefits that we expect.
      In connection with the downturn in the communications industry, we divested or ceased operating numerous product lines and businesses that either were not profitable or did not match our new strategic focus. We may make further divestitures or closures of product lines and businesses. In addition, we have recently made acquisitions that we believe are aligned with our current strategic focus.
      The impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition are evolving and not fully known at this time. If we acquire other businesses in our areas of strategic focus, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. Furthermore, we may not be able to retain key management, technical and sales personnel after an acquisition. In addition to these integration risks, if we acquire new businesses, we may not realize all of the anticipated benefits of these acquisitions. Divestitures or elimination of existing businesses or product lines could also have disruptive effects and may cause us to incur material expenses.

If we are unable to garner customer support for our combined portfolio following the FONS acquisition, we may not be able to realize the gains we anticipated.
      Both ADC and FONS rely heavily on the business generated from one customer for a large percentage of sales in the FTTX space. If this particular customer decreases the amount of products it purchases, or seeks out additional suppliers for products rather than allowing us to consolidate the combined revenue share of both ADC and FONS, the efficiencies that we projected with this acquisition may not materialize.

If we seek to secure additional financing, we may not be able to obtain it. Also, if we are able to secure additional financing, our shareowners may experience dilution of their ownership interest or we may be subject to limitations on our operations.
      We currently anticipate that our available cash resources, which include existing cash, cash equivalents and available-for sale securities, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. We do not currently have any significant available lines of credit or other significant credit facilities, and we are not certain that we can obtain commercial bank financing on acceptable terms. If we raise additional funds through the issuance of equity or equity-related securities, our shareowners may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. See “Risks Related to our Common Stock” below. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility and interest payments could dilute earnings per share.

Our industry is highly competitive and subject to significant downward pricing pressure for our products.
      Competition in the communications equipment and related services industry is intense. We believe our success in competing with other manufacturers of communications equipment products and related services will depend primarily on our engineering, manufacturing and marketing skills, the price, quality and reliability of our products, our delivery and service capabilities and our control of operating expenses. We have experienced and anticipate greater pricing pressures from current and future competitors as well as our customers. Our industry is currently characterized by many vendors pursuing relatively few and very large customers, which provides our customers with the ability to exert significant pressure on their suppliers, both in terms of pricing and contractual terms. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than we do. As a result, other competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements, or offer more aggressive price reductions.

Possible consolidation among our competitors could result in a loss of sales.
      We expect to see continued consolidation among communication equipment vendors. This could result in our competitors becoming financially stronger and obtaining broader product portfolios. It is possible that such consolidation could lead to a loss of sales for us as our competitors increase their resources through consolidation.

Our operating results fluctuate significantly, and if we miss quarterly financial expectations, our stock price could decline.
      Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly earnings may be caused by many factors, including without limitation:

•	the volume and timing of orders from and shipments to our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and sales recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	the overall level of capital expenditures by our customers;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the location and utilization of our production capacity and employees; and

•	the availability and cost of key components.
      Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular period are lower than expected, our operating results will be affected adversely.
      In addition, prior to fiscal 2001 and during fiscal 2004, our operating results were subject to seasonal factors. We historically had stronger demand for our products and services in our fourth fiscal quarter ending October 31. Conversely, we typically experienced weaker demand for our products and services in the first fiscal quarter, primarily as a result of the number of holidays in late November, December and early January, the development of annual capital budgets by our customers, as well as a general industry slowdown, during that period. In our fourth fiscal quarter of 2005, we did not experience this historical pattern of seasonality, primarily because of less predictable spending patterns for our FTTX and wireless products.

The regulatory environment in which our customers operate is changing.
      Although our business is not subject to a significant amount of direct regulation, the communications service industry in which our customers operate is subject to significant and evolving federal and state regulation in the United States as well as regulation in other countries. The United States Telecommunications Act of 1996 (the “Act”) lifted certain restrictions on the ability of companies, including the major telephone companies and other ADC customers, to compete with one another. The Act also made other significant changes in the regulation of the telecommunications industry. These changes generally increased our opportunities to provide solutions for our customers’ Internet, data, video and voice needs. The established telecommunications providers have stated that some of these changes have diminished the profitability of additional investments made by them in their networks, which reduces their demand for our products. Recently, however, the Federal Communications Commission (“FCC”) ended the practice of forced “line-sharing”, which means that major telephone companies are no longer legally mandated to lease space to DSL resellers. This ruling also included language allowing major telephone companies to maintain sole ownership of newly built networks that include fiber deployment (i.e., FTTX). While it is anticipated that this ruling will benefit us, there can be no assurance that it will have any impact on sales of our products.
      Additional regulatory changes affecting the communications industry are anticipated both in the United States and internationally. A European Union directive on waste electrical and electronic equipment (“WEEE”) and the restriction of hazardous substances (“RoHS”) in such equipment is in the process of being implemented in member states. The directive sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold), labeling, and treatment, recovery and recycling of electronic products in the European Union. We have established policies and procedures to comply with these directives as they are implemented in various member states. Detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states.
      These changes could affect our customers and alter demand for our products. Recently announced or future changes could also come under legal challenge and be altered, thereby reversing the effect of such regulations or changes and the impact we expected. In addition, competition in our markets could intensify as the result of changes to existing or new regulations. Accordingly, changes in the regulatory environment could adversely affect our business and results of operations.

Customer payment defaults could have an adverse effect on our financial condition and results of operations.
      As a result of adverse conditions in the communications market, some of our customers have experienced and may continue to experience serious financial difficulties. In some cases these difficulties have resulted or may result in bankruptcy filings or cessation of operations. If customers experiencing financial problems default on paying amounts owed to us, we may not be able to collect these amounts or recognize expected revenue. It is possible those customers from whom we expect to derive substantial revenue will default or that the level of defaults will increase. Any material payment defaults by our customers would have an adverse effect on our results of operations and financial condition.
      Some of our competitors engage in financing transactions with some of their customers for the purchase of equipment. To remain competitive, it may become necessary for us to offer similar financing arrangements. If such financings occur, it would be our intent to sell all or a portion of these commitments and outstanding receivables to third parties. In the past, we have sold some receivables with recourse and have had to compensate the purchaser for the related losses.

Conditions in global markets could affect our operations.
      Our sales outside the United States accounted for approximately 45.4%, 39.5%, and 24.8% of our net sales in fiscal 2005, 2004, and 2003, respectively. We expect non-U.S. sales to remain a significant percentage of net sales in the future. In addition to sales and distribution in numerous countries, we own or lease operations located in Australia, Austria, Belgium, Brazil, Canada, Chile, France, Germany, Hungary, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Norway, Philippines, Puerto Rico,

Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam. Due to our non-U.S. sales and our non-U.S. operations, we are subject to the risks of conducting business globally. These risks include, without limitation:

•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	tariffs and other barriers and restrictions;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes; and

•	the burdens of complying with a variety of non-U.S. laws and telecommunications standards.
      We also are subject to general geopolitical and environmental risks, such as terrorism, political and economic instability, changes in the costs of key resources such as oil, changes in diplomatic or trade relationships and natural disasters. Economic conditions in many of the non-U.S. markets in which we do business represent significant risks to us.
      We cannot predict whether our sales and business operations in these markets will be affected adversely by these conditions.
      Instability in non-U.S. markets, which we believe is most likely to occur in the Middle East, Asia and Latin America, could have a negative impact on our business, financial condition and operating results. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global war on terror also may have negative effects on the operating results of some of our businesses. In addition to the effect of global economic instability on non-U.S. sales, sales to United States customers having significant non-U.S. operations could be impacted negatively by these conditions.

Our intellectual property rights may not be adequate to protect our business.
      Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, trademarks, copyrights and trade secrets, these protections are limited. Accordingly, we cannot predict whether such protection will be adequate, or whether our competitors can develop similar technology independently without violating our proprietary rights. In addition, rights that may be granted under any patent application in the future may not provide competitive advantages to us. Intellectual property protection in foreign jurisdictions may be limited or unavailable. In addition, many of our competitors have substantially larger portfolios of patents and other intellectual property rights than us.
      As the competition in the communications equipment industry intensifies and the functionality of the products further overlaps, we believe that companies are becoming increasingly subject to infringement claims. We have received and may continue to receive notices from third parties, including some of our competitors, claiming that we are infringing third-party patents or other proprietary rights. We have also asserted certain of our patents against third parties. We cannot predict whether we will prevail in any litigation over third-party claims, or whether we will be able to license any valid and infringed patents on commercially reasonable terms. It is possible that unfavorable resolution of such litigation could have a material adverse effect on our business, results of operations or financial condition. Any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time, attention and resources, delay our product shipments or require us to enter into royalty or licensing agreements, which could be expensive. A third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, financial condition and operating results could be affected adversely.

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
      Our recent initiatives to focus our business on core operations and products by restructuring and streamlining operations, including substantial reductions in our workforce, have created uncertainty on the part of our remaining employees regarding future employment with us. This uncertainty, together with our recent past history of operating losses and general industry uncertainty, may have an adverse effect on our ability to retain and attract key personnel.

Internal Controls.
      Although we have now completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. Further, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation or to the efficacy of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Integration of Key Finance Employees.
      In recent weeks, we have hired many new employees in our internal finance and accounting staff. Until such personnel become familiar with our operations, our ability to maintain effective internal controls over financial reporting could be impaired.

Product defects could cause us to lose customers and revenue or to incur unexpected expenses.
      If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects. Any failure or poor performance of our products could result in:

•	delayed market acceptance of our products;

•	delayed product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales; and

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.

      Our products are often critical to the performance of communications systems. Many of our supply agreements contain limited warranty provisions. If these contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could harm our business.

We may encounter difficulties obtaining raw materials and supplies needed to make our products and the prices of these materials and supplies are subject to fluctuation.
      Our ability to produce our products is dependent upon the availability of certain raw materials and supplies. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations because of global market demands. Further, some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than our own may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Reduced supply and higher prices of raw materials and supplies may affect our business, operating results and financial condition adversely.

We rely upon our contract manufacturing relationships.
      We have significant reliance on contract manufacturers to make certain of our products on our behalf. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. We may outsource additional functions in the future.

We may encounter litigation that has a material impact on our business.
      We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2005, we had recorded approximately $8.4 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.

We are subject to risks associated with changes in commodity prices, interest rates, security prices, and foreign currency exchange rates.
      We face market risks from changes in certain commodity prices, security prices and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. At times, we reduce this risk through the use of derivative financial instruments. However, we do not enter into derivative instruments for the purpose of speculation.
      Also, we are exposed to market risks from changes in foreign currency exchange rates. From time to time, we hedge our foreign currency exchange risk. The objective of this program is to protect our net monetary assets and liabilities in non-functional currencies from fluctuations due to movements in foreign currency exchange rates. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net assets position. As a result of our increased international exposure due to the KRONE acquisition, we may expand our foreign currency hedging program in the future. At October 31, 2005, the principal currency for which we have implemented a hedging strategy is the Australian dollar.

Risks Related to Our Common Stock

Our stock price is volatile.
      Based on the trading history of our common stock and the nature of the market for publicly traded securities of companies in our industry, we believe that some factors have caused and are likely to continue to cause the market price of our common stock to fluctuate substantially. These fluctuations could occur from day-to-day or over a longer period of time. The factors that may cause such fluctuations include, without limitation:

•	announcements of new products and services by us or our competitors;

•	quarterly fluctuations in our financial results or the financial results of our competitors or our customers;

•	customer contract awards to us or our competitors;

•	increased competition with our competitors or among our customers;

•	consolidation among our competitors or customers;

•	disputes concerning intellectual property rights;

•	the financial health of ADC, our competitors or our customers;

•	developments in telecommunications regulations;

•	general conditions in the communications equipment industry;

•	general economic conditions in the U.S. or internationally; and

•	rumors or speculation regarding ADC’s future business results and actions.
      In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may adversely affect the market price of our common stock.

We have not in the past and do not intend in the foreseeable future to pay cash dividends on our common stock.
      We have not in the past and currently do not pay any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance our operations and for general corporate purposes.

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

      Some of these provisions may discourage a future acquisition of ADC even though our shareowners would receive an attractive value for their shares or a significant number of our shareowners believe such a proposed transaction would be in their best interest.

Item 1B.	UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      We own our 500,000 sq. ft. corporate headquarters facility, which is located in Eden Prairie, Minnesota. During 2005, we reached agreement with Wells Fargo Financial Acceptance Minnesota, Inc. whereby they will lease approximately 110,000 square feet of this facility for a period of ten years.
      In addition to our headquarters facility, our principal facilities as of October 31, 2005, consisted of the following:

•	Shakopee, Minnesota — approximately 360,000 sq. ft., owned; general purpose facility used for engineering, manufacturing, and general support of our global connectivity products; and a second facility, approximately 50,000 sq. ft., leased; general purpose facility used for engineering, testing and general support for our wireless products;

•	Juarez and Delicias, Mexico — approximately 327,000 sq. ft. and 139,000 sq. ft., respectively, owned; manufacturing facilities used for our global connectivity products;

•	Berlin, Germany — approximately 619,000 sq. ft., leased; general purpose facility used for engineering, manufacturing, and general support of our global connectivity products;

•	Sidney, Nebraska — approximately 382,000 sq. ft., owned; manufacturing facility used for our global connectivity products;

•	Berkely Vale, Australia — approximately 98,000 sq. ft., owned; general purpose facility for engineering, manufacturing, and general support of our global connectivity products;

•	Bangalore, India — approximately 88,000 sq. ft., owned; manufacturing facility used for our global connectivity products; and a second site in Bangalore, approximately 22,000 sq. ft., leased; general purpose facilities for engineering, sales, finance, information technology and back office applications;

•	Santa Teresa, New Mexico — approximately 290,000 sq. ft., leased; global warehouse and distribution center facility with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations; and

•	Muggelheim, Germany — approximately 127,000 sq. ft., leased; general purpose facility used for engineering, staging, distribution and sales for our professional services business.
      We also own or lease approximately 103 other facilities in the following locations: Australia, Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Hungary, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, New Zealand, Norway, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Taiwan, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.
      We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. On October 31, 2005 we maintained approximately 3.8 million square feet of active space (1.8 million square feet leased and 2.0 million square feet owned), and have irrevocable commitments for an additional 0.8 million square feet of inactive space, totaling approximately 4.6 million square feet of space at locations around the world. During fiscal year 2005, we continued to take steps to reduce and consolidate our facilities to use them more efficiently. In comparison, at the end of fiscal year 2004, we had 4.1 million square feet of active space, and irrevocable commitments for 1.5 million square feet of inactive space, totaling approximately 5.6 million square feet of space at locations around the world.

Item 3.	LEGAL PROCEEDINGS
      On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties reached a conditional agreement to settle the case subject to various approvals, including approvals from an independent fiduciary and the court. Pending finalization, the amount and terms of the settlement are confidential. We do not expect, based on the conditional agreement, the resolution of this matter to have a material impact on our financial statements.
      We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2005, we had recorded approximately $8.4 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock, $0.20 par value, is traded on The NASDAQ Stock Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2005 and 2004, as reported on that market.

	2005		2004

	High	Low	High	Low

First Quarter	$19.88	$14.70	$26.95	$16.24
Second Quarter	18.06	12.88	25.28	16.24
Third Quarter	26.27	15.33	19.96	14.70
Fourth Quarter	27.14	16.95	17.08	12.25
      As of January 11, 2006, there were 11,026 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-K. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who were otherwise entitled to receive a fractional share of new common stock, received cash for the fractional share in an amount equal to the fractional share multiplied by the split adjusted price of one share of ADC’s common stock. As a result, we have a treasury stock balance of 4,272 shares at $16.10 per share.

Item 6.	SELECTED FINANCIAL DATA
      The following table presents selected financial data for ADC. The data included in the following table has been restated to exclude the assets, liabilities and results of operations of certain businesses that have met the criteria for treatment as discontinued operations. The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.
FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31

	2005	2004	2003	2002	2001

	(Dollars in millions, except per share data)
Income Statement Data from Continuing Operations
Net sales	$1,169.2	$773.4	$579.8	$803.4	$2,103.2
Gross profit	420.9	302.3	208.0	161.6	625.6
Research and development expense	71.6	59.1	59.9	106.8	201.9
Selling and administration expense	262.0	205.0	158.9	247.1	560.9
Operating (loss) income	72.3	24.6	(54.0)	(734.3)	(855.2)
Income (loss) before income taxes	92.7	35.6	(44.9)	(728.0)	(1,728.6)
Provision (benefit) for income taxes	7.2	2.0	(5.1)	249.4	(577.3)
Income (loss) from continuing operations	85.5	33.6	(39.8)	(977.4)	(1,151.3)
Earnings (loss) per diluted share from continuing operations	0.72	0.29	(0.35)	(8.60)	(10.24)
Balance Sheet Data
Current assets	853.0	836.1	1,032.6	718.7	1,390.7
Current liabilities	286.6	302.0	266.8	405.8	604.2
Total assets	1,535.0	1,428.1	1,296.9	1,144.2	2,499.7
Long-term notes payable	400.0	400.0	400.0	10.5	2.1
Total long-term obligations	474.5	466.8	402.4	11.7	2.1
Shareowners’ investment	773.9	659.3	627.7	732.2	1,893.4

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Marketplace Conditions
      Our operating results for fiscal 2005 reflected significant growth in net sales when compared with fiscal 2004, even when excluding sales of KRONE and FONS, which we acquired in the third quarter of fiscal 2004 and the fourth quarter of fiscal 2005, respectively.
      We believe that there is a general trend in our industry toward modest overall spending increases from the historical low levels experienced from fiscal 2001 through fiscal 2003. However, overall spending on communications equipment and services remains at significantly lower levels than existed prior to fiscal 2001 and customers appear to be selective about areas where they are willing to increase spending. Specifically, we believe that spending increases by our customers are likely to be more pronounced in FTTX initiatives as well as in the wireless and enterprise areas. We undertook our recent acquisition of FONS to help expand our position as a leader in the FTTX space.
      We also believe that capital spending budgets remain constrained, and any increases in spending in specific areas therefore may cause service providers to decrease spending in other areas. Initiatives to increase spending on FTTX projects may be causing decreases in spending on other wireline initiatives. Ongoing consolidation among communications service providers may cause such companies to defer spending while they focus on integrating combined businesses. In addition, our industry continues to experience very intense competition and increased pricing pressure from our customers. Subject to telecom industry spending cycles, we currently anticipate at least slow year-over-year growth in the overall market for spending on communications equipment and services in the near term. There is increased competition among telephone, wireless and cable providers. This is causing service providers to upgrade their networks to offer Internet, voice, video and data services at low, often flat-rate, prices to attract and retain customers. The rate at which these providers respond to each other’s competitive threats may impact the rate of sales growth we might experience and place pressure on our gross profit margins.
      While we are cautious about our ability to be successful in achieving continued revenue growth, we believe several factors may provide us with the opportunity to increase our sales faster than growth in the overall market in our fiscal 2006. Such sales growth could be achieved through:

•	new product offerings, such as our OmniReachtm FTTX solutions being deployed by several communications service providers and the growing acceptance of our Digivance® wireless coverage solution and our TrueNet® and CopperTentm enterprise solutions;

•	opportunities to cross-sell products among ADC’s traditional customer base and the traditional customer base of KRONE following our acquisition of KRONE in May 2004; and

•	increasing our market share in certain areas as we have done recently with respect to some of our product lines.
      We continue to be dependent on telecommunications service providers for a majority of our sales, although this dependence has recently declined to some degree because of our KRONE acquisition. The four major U.S. telephone companies (Verizon, BellSouth, Qwest and SBC) accounted for 25.7%, 30.7% and 34.3% of our net sales for fiscal 2005, 2004 and 2003, respectively. The decline in these customer concentration levels from fiscal 2004 to fiscal 2005 is largely because the KRONE acquisition gave us a more diversified customer base throughout the world. However, the increased diversification may be offset by mergers among our customers or acquisitions we undertake, such as our recent acquisition of FONS. The long-term impact of customer mergers on our business is difficult to predict. In addition, in the product areas where we believe the potential for sales growth is most pronounced (e.g., FTTX initiatives, wireless products and enterprise), our sales remain highly concentrated with the large U.S. telephone and wireless companies.
      We believe the historical seasonality of our sales, whereby the strongest demand for our products was during our fourth fiscal quarter ending October 31, may no longer apply to our business. This seasonality trend in our sales generally existed prior to the 2001-2003 downturn in the telecommunications equipment market when our business was more focused on central-office-based products. We believe our expansion into new growth markets of FTTX, wireless and enterprises may have changed this seasonality in our business. Our sales of these products have fluctuated from quarter to quarter, something we expect to continue. In addition, in fiscal 2005, it appears that many of our customers may have accelerated their annual capital spending in the first calendar-half of 2005. While the historical seasonality trend of our central-office-based business may no longer be apparent, we still expect sales in our first fiscal quarter to be lower than in other quarters. This is because of the number of holidays in that quarter and the development of annual capital spending budgets that many of our customers undertake during that time frame.
      The working days by quarter in fiscal 2006 is 59 days in the first quarter, 65 days in the second quarter, 62 days in the third quarter and 66 days in the fourth quarter.
      We are continuing to focus on ways to conduct our operations more efficiently and to reduce costs. During the downturn in the telecommunications equipment industry in fiscal years 2001 through 2003, we took significant cost-reduction measures. We believe most of our restructuring activity related to that downturn is completed, but we continue to pursue expense reductions. For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through the consolidation of duplicative facilities, the movement of operations into lower cost locations and the elimination of duplicative processes and personnel functions. Following our acquisition of FONS, we will seek additional opportunities to reduce costs and gain economies of scale, although such opportunities are more limited because the operations of FONS are significantly smaller than were those of KRONE when we completed that acquisition. Accordingly, we anticipate incurring additional restructuring charges in future periods associated with our ongoing initiative to be a cost leader.
      We intend to continue to explore additional product line or business acquisitions that are complimentary to our communications infrastructure business. We believe our acquisition of FONS will enhance our FTTX and other connectivity solution offerings. In addition, we recently completed the acquisition of OpenCell, which should enhance our Digivance wireless coverage solution offering. We expect to fund other potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. In addition, we will continue to monitor all of our businesses and may determine that it is appropriate to sell or otherwise dispose of certain operations. For example, in the third quarter of fiscal 2005, we completed the sale of our professional services operations in the United Kingdom. This sale was completed primarily because the business was not profitable and we did not believe we were realizing sufficient sales of our hardware products through this part of our services operation.
      A detailed description of many of the risks to our business can be found in Item 1A under the caption “Risk Factors.”

Results of Operations
      The following table contains information regarding the percentage of net sales represented by certain income and expense items from continuing operations for the three fiscal years ended October 31, 2005, 2004, and 2003 and the percentage changes in the dollar amounts of these income and expense items from year to year:

				Percentage
				Increase (Decrease)
	Percentage of Net Sales			Between Periods

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net sales	100.0%	100.0%	100.0%	51.2%	33.4%
Cost of sales	(64.0)	(60.9)	(64.1)	58.8	26.7
Gross profit	36.0	39.1	35.9	39.2	45.3
Operating expenses:
Research and development	(6.1)	(7.7)	(10.3)	21.2	(1.3)
Selling and administration	(22.4)	(26.5)	(27.4)	27.8	29.0
Impairment charges	—	(0.2)	(2.7)	(82.4)	(89.1)
Restructuring charges	(1.3)	(1.5)	(4.8)	23.5	(56.9)
Operating income (loss)	6.2	3.2	(9.3)	193.9	145.6
Other income (expense), net:
Interest income, net	0.6	0.5	1.1	91.9	(39.3)
Other, net	1.1	0.9	0.5	82.2	143.3
Income (loss) before income taxes	7.9	4.6	(7.7)	160.4	179.3
(Provision) benefit for income taxes	(0.6)	(0.3)	0.9	260.0	139.2

Income (loss) from continuing operations	7.3%	4.3%	(6.8)%	154.5%	184.4%

      The table below sets forth our net sales from continuing operations for the three fiscal years ended October 31 for each of our reportable segments described in Item 1 of this Form 10-K (in millions).

	2005		2004		2003

Operating Segment	Net Sales	%	Net Sales	%	Net Sales	%

Broadband Infrastructure and Access	$943.9	80.7%	$625.8	80.9%	$447.4	77.2%
Professional Services:
Product	54.0		55.4		37.3

Service	171.3		92.2		95.1

Total Professional Services	225.3	19.3%	147.6	19.1%	132.4	22.8%

Total	$1,169.2	100.0%	$773.4	100.0%	$579.8	100.0%

Overview of Acquisition and Divestiture Activities
      On August 26, 2005, we completed the acquisition of Fiber Optic Network Solutions Corp. (“FONS”), a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. With the addition of FONS, we became one of the largest suppliers of FTTX solutions in the United States according to proprietary market share estimates. The results of FONS subsequent to August 26, 2005 are included in our results of operations.
      On May 24, 2005, we sold ADC Systems Integration UK Limited (“SIUK”), which was our professional services unit in the United Kingdom, for a nominal amount and recorded a loss of $6.3 million on the disposition. This business had been included in our Professional Services segment. The results of SIUK are reported separately as discontinued operations for all periods presented.
      On May 6, 2005, we completed the acquisition of OpenCell, Corp. (“OpenCell”), a manufacturer of digital fiber-fed Distributed Antenna systems and shared multi-access radio frequency network equipment. The acquisition of OpenCell allows us to incorporate OpenCell’s technology into our existing Digivance wireless solutions, which are used by wireless carriers to extend network coverage and accommodate ever-growing capacity demands. The results of OpenCell subsequent to May 6, 2005 are included in our results of operations.
      On November 19, 2004, we completed the sale of our Metrica service assurance software group and recorded a gain of $32.6 million on the disposition. This business had been included in our Professional Services segment. The results of Metrica are reported separately as discontinued operations for all periods presented.
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
      During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. The results of these businesses are reported separately as discontinued operations for all periods presented.
Net Sales

Fiscal 2005 vs. Fiscal 2004
      Net sales were $1,169.2 million and $773.4 million for fiscal 2005 and 2004, respectively, a 51.2% increase (23.5% exclusive of the KRONE acquisition). The KRONE acquisition accounted for 64.2% of the net sales increase over fiscal 2004. Sales generated from FONS and OpenCell in fiscal 2005 following their acquisitions do not constitute a significant portion of 2005 net sales. Excluding the KRONE acquisition, our sales growth for fiscal 2005 was driven by strong, broad-based growth among our comprehensive communication infrastructure solutions. International net sales were 45.4% and 39.5% of our net sales in fiscal 2005 and 2004, respectively. The increase in international sales is due primarily to our acquisition of KRONE, which has a greater mix of international sales.
      During fiscal 2005, net sales of Broadband Infrastructure and Access products increased by 50.8% compared to fiscal 2004. Our Broadband Infrastructure and Access segment includes infrastructure (Connectivity) and access (Wireless and Wireline) products. The inclusion of sales by KRONE beginning on May 18, 2004, accounts for 69.0% of the increase for fiscal 2005, with the remaining increase primarily due to increased sales of our legacy Broadband Infrastructure and Access products.
      For fiscal 2005, net sales of our Connectivity products increased 70.1% compared to fiscal 2004, with the KRONE acquisition accounting for 66.2% of the increase. Sales of our fiber connectivity products represented 27.7% of the net connectivity increase over fiscal 2004, largely the result of increased sales of our OmniReach FTTX products, which had minimal sales in fiscal 2004. Sales of FTTX products have fluctuated quarter over quarter, and we expect this trend to continue, based on the timing of customer deployments.
      For fiscal 2005, net sales of our Wireless products increased 38.6% compared to fiscal 2004. This was largely a result of increased demand for our Digivance products, due to production of a new product, as well as an improved supply chain for certain Digivance components. Sales of our Digivance products are continuing to grow because of sales to Verizon and Nextel for deployments in large North American cities. However, sales of Digivance have fluctuated, and are expected to continue to fluctuate, from one quarter to the next due to the timing of new products and customer deployments.

      In fiscal 2005, net sales of our Wireline products decreased by 27.6% compared to fiscal 2004. This decrease was caused primarily by a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide trend in market demand to continue into the future.
      Net sales of our Professional Services segment increased 52.6% compared to fiscal 2004, with the KRONE acquisition representing 44.5% of the increase. In addition, increased sales to several key customers contributed to the growth in net sales of professional services.

Fiscal 2004 vs. Fiscal 2003
      Net sales were $773.4 million and $579.8 million for fiscal 2004 and 2003, respectively, which was a 33.4% increase. International net sales were 39.5% and 24.8% of our net sales in fiscal 2004 and 2003, respectively.
      During fiscal 2004, net sales of Broadband Infrastructure and Access products increased by 40.6% compared to fiscal 2003. Our Broadband Infrastructure and Access segment includes infrastructure (Connectivity) and access (Wireless and Wireline) products. The inclusion of sales by the KRONE Group beginning on May 18, 2004, accounts for 82.8% of the increase for fiscal 2004 with the remaining increase being accounted for primarily through increased sales of Connectivity and Wireless products.
      For fiscal 2004, sales of our Connectivity and Wireless products increased 67.1% and 98.7%, respectively, compared to fiscal 2003. The inclusion of $149.2 million in sales by KRONE beginning on May 18, 2004, as well as FTTX sales, accounted for 87.8% of the increase in Connectivity product sales for fiscal 2004. The remaining increase in Connectivity sales was attributable primarily to increased spending by our customers in the legacy central office space. Wireless sales increased primarily due to growing acceptance of our Digivance product.
      For fiscal 2004, net sales of our Wireline products decreased by 21.6% from the comparable 2003 period. The decrease in Wireline product sales was caused by a combination of decreased volumes and price reductions resulting from decreased demand for certain types of products within the industry generally and competitive pressures.
      Net sales of our Professional Services segment increased by 11.5% from $132.4 million in fiscal 2003 to $147.6 million in fiscal 2004. The inclusion of KRONE’s professional services business (“KRONE Services”) resulted in a $22.1 million increase in net sales in fiscal 2004. This increase, however, was partially offset by a 5.2% decline in sales of ADC’s historical professional services. Excluding KRONE Services, a significant customer of our Professional Services segment represented 11.9% of revenue in fiscal 2004 compared to 31.3% in fiscal 2003. The decreased spending by this customer, however, was largely offset by market share gains with other customers.
Gross Profit

Fiscal 2005 vs. Fiscal 2004
      Gross profit percentages were 36.0% (37.3% exclusive of the KRONE acquisition) and 39.1% (39.7% exclusive of the KRONE acquisition) during fiscal 2005 and 2004, respectively. The acquisition of FONS and OpenCell do not constitute a significant portion of 2005 gross profit. The decrease in gross profit percentage was due to increases in sales of lower margin products, many of which came to us through our acquisition of KRONE. Overall, increased sales from FTTX products and Professional Services segment, both of which are lower margin businesses, were partially offset by an increase in sales of our higher margin Connectivity and Wireless products. The mix of products we sell is variable; as a result, our future gross margin rate is difficult to predict accurately.

Fiscal 2004 vs. Fiscal 2003
      During fiscal 2004 and 2003, gross profit percentages were 39.1% and 35.9%, respectively. The 3.2% increase in gross profit percentage was due to a more favorable sales mix toward higher margin products and a reduction in our fixed costs of sales as a result of our restructuring activities.
      We also benefited from production efficiencies and cost reductions resulting from more favorable supplier pricing, which was the result of increased purchasing power due to the KRONE acquisition and the outsourcing of portions of our manufacturing operations.
Operating Expenses

Fiscal 2005 vs. Fiscal 2004
      Total operating expenses for fiscal 2005 and 2004 were $348.6 million and $277.7 million, respectively, representing 29.8% and 35.9% of net sales, respectively. KRONE operating expenses were $96.4 million and $44.8 million for fiscal 2005 and 2004, respectively. The acquisitions of FONS and OpenCell do not constitute a significant portion of fiscal 2005 operating expenses. Excluding the effect of the KRONE operating expenses, operating expenses increased 8.3% compared to fiscal 2004, mainly due to the change in selling and administration expenses discussed below.
      Research and development: Research and development expenses were $71.6 million and $59.1 million for fiscal 2005 and fiscal 2004, respectively, an increase of 21.2% compared to fiscal 2004. This increase was almost entirely attributable to spending on projects related to KRONE based products. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments. Most of our research and development will be directed towards projects that we believe directly advance our strategic aims and have a higher probability to return our investment.
      Selling and administration: Selling and administration expenses were $262.0 million and $205.0 million for fiscal 2005 and fiscal 2004, respectively, an increase of 27.8% (11.4% exclusive of the KRONE acquisition) compared to fiscal 2004. The increase in selling and administrative expenses is due primarily to incentive payments made to employees in fiscal 2005 that have been partially offset by a decrease in the number of leased facilities. In addition, in fiscal 2004, there were $6.0 million of one-time benefits, primarily due to bad debt recoveries for which we previously had established reserves.
      In fiscal 2005, we incurred added administrative expense, including external advisory fees of $4.0 million associated with the requirements to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 requires us to conduct a thorough evaluation of our internal control over financial reporting. While we expect such fees to decline in the future, there is an ongoing need for us to allocate internal resources and to work with independent advisors in this process.
      Impairment charges: Impairment charges declined in fiscal 2005 ($0.3 million compared to $1.7 million in fiscal 2004). In fiscal 2005 we wrote-off certain manufacturing equipment and leasehold improvements when it was determined that these assets had no further value.
      Restructuring charges: Restructuring charges of $14.7 million in fiscal 2005 and $11.9 million in fiscal 2004 relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2005, approximately 500 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During fiscal 2004, approximately 200 employees were impacted by reductions in force, principally in corporate functions.

Fiscal 2004 vs. Fiscal 2003
      Total operating expenses for fiscal 2004 and 2003 were $277.7 million and $262.0 million, respectively, representing 35.9% and 45.2% of net sales, respectively. Included in these operating expenses were restructuring charges of $11.9 million and $27.6 million, respectively, and impairment charges of $1.7 million and $15.6 million, respectively. KRONE operating expenses were $44.8 million in fiscal 2004, representing costs incurred from and after the close of the acquisition on May 18, 2004. Excluding KRONE, operating expenses decreased 11.1% in fiscal 2004. Although the largest factor in the decrease in operating expenses was the reduction in the amount of our restructuring and impairment charges, our operating expenses also declined due to the ongoing cost savings from those restructuring efforts.
      Research and development: Research and development expenses were $59.1 million for fiscal 2004 compared to $59.9 million for fiscal 2003, a decrease of 1.3%. KRONE represented 5.8% of the fiscal 2004 expense. We allocate substantial resources, as a percentage of net sales, to product development in each of our operating segments.
      Selling and administration: Selling and administration expenses increased 29.0% from $158.9 million in fiscal 2003 to $205.0 million in fiscal 2004. KRONE represented 93.9% of the increase in fiscal 2004. The remaining increase was due to $3.8 million of KRONE integration costs and $6.6 million of increased incentive accruals, partially offset by $4.4 million of decreased facility costs resulting from ongoing restructuring.
      Impairment charges: Impairment charges represent a write-down of the carrying value of fixed assets to their estimated fair market value. These charges declined in fiscal 2004 compared to fiscal 2003 ($1.7 million compared to $15.6 million). In fiscal 2004, we recorded an impairment charge for a building included in assets held for sale when it was determined the carrying value for the property exceeded market value. The fair market value was determined based on an examination of sales prices for similar properties. Impairment charges affected both the Broadband Infrastructure and Access segment and the Professional Services segment.
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
      Restructuring charges: Restructuring charges represent the direct costs of consolidating certain leased facilities and severance costs for workforce reductions. Our restructuring charges also declined significantly in fiscal 2004 compared to fiscal 2003 ($11.9 million compared to $27.6 million). The fiscal 2004 restructuring charges consisted of $9.3 million of employee severance for workforce reductions and $2.6 million of facility consolidation charges. Employee terminations affected both the Broadband Infrastructure and Access segment and the Professional Services segment.
      The $27.6 million of restructuring charges in fiscal 2003 related to our actions to downsize our business in response to declining sales. These restructuring charges include $23.5 million of employee severance and $4.1 million of facility consolidation charges.
      See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a further discussion of our impairment and restructuring charges.
Other Income, Net

Fiscal 2005 vs. Fiscal 2004
      Other income, net for fiscal 2005 and 2004 was $20.4 million and $11.0 million, respectively.
      The net interest income (expense) category represents interest income on cash and cash equivalents and available-for-sale securities as well as interest expense on debt. Interest income was $18.3 million in fiscal 2005 compared to $12.4 million in fiscal 2004. Interest income increased in fiscal 2005 due to higher yields on our short-term investments. Interest expense was $11.2 million in fiscal 2005 compared to $8.8 million in fiscal 2004. Interest expense increased in fiscal 2005 due to an increase in the interest rate on the variable rate convertible notes. In addition, we recorded both a $9.0 million gain on a sale of a note receivable and a $4.2 million gain on the sale of fixed assets in other income.

Fiscal 2004 vs. Fiscal 2003
      Other income, net for fiscal 2004 and 2003 was $11.0 million and $9.1 million, respectively.
      Interest income was $12.4 million and $9.7 million in fiscal 2004 and 2003, respectively. Interest income increased in fiscal 2004 compared to fiscal 2003 primarily due to higher average cash balances maintained during the first half of fiscal 2004 and higher yields on our short-term investments. Interest expense was $8.8 million and $3.6 million in fiscal 2004 and 2003, respectively. Interest expense increased in fiscal 2004 due to inclusion of interest expense for the convertible notes for a full year.

Write-down, sale or conversion of investments
      During fiscal 2005, 2004 and 2003, we sold common stock of certain companies in our portfolio and two investments in non-publicly traded securities for aggregate gains of $0.0 million, $4.8 million and $0.9 million, respectively.

Acquisitions
      On August 26, 2005 we completed the acquisition of FONS, a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. With the addition of FONS, we become one of the largest suppliers of FTTX solutions in the United States. The results of FONS subsequent to August 26, 2005 are included in our results of operations.
      In this transaction, we acquired all of the outstanding shares of FONS in exchange for cash paid of $166.1 million (net of cash acquired) and certain assumed liabilities of FONS. $34.0 million of the purchase price will be held in escrow for up to two years to address potential indemnification claims of ADC. In addition, ADC placed approximately $6.7 million into a trust account to be paid to FONS employees over the course of nine months. As of October 31, 2005, $4.1 million had been paid to FONS employees. We acquired $83.3 million of intangible assets as part of the purchase (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). $3.3 million was allocated to in-process research and development for new technology development, which was immediately written-off. Goodwill of $70.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.
      On May 6, 2005, we completed the acquisition of OpenCell, a manufacturer of digital fiber-fed distributed antenna systems and shared multi-access radio frequency network equipment. The acquisition of OpenCell will allow us to incorporate OpenCell’s technology into our existing Digivance wireless solutions, which are used by wireless carriers to extend network coverage and accommodate ever-growing capacity demands. The results of OpenCell subsequent to May 6, 2005 are included in our results of operations.
      We purchased OpenCell from Crown Castle International Corp for $7.1 million in cash and certain assumed liabilities. Included in the purchase was $4.7 million of intangible assets (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). No amounts were allocated to in-process research and development, because OpenCell did not have any new products in development at the time of the acquisition. No goodwill was recorded in the transaction.
      On May 18, 2004, we completed the acquisition of KRONE from GenTek, Inc. This acquisition increased our network infrastructure business and substantially expanded our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.
      In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for $294.4 million in cash (net of cash acquired) and certain assumed liabilities of KRONE. The purchase included $78.1 million of intangible assets (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $169.6 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially none of this goodwill is deductible for tax purposes.
      No businesses were acquired during fiscal 2003.

Discontinued operations
      In the third quarter of fiscal 2005, we sold our SIUK business. In the first quarter of fiscal 2005, we sold our Metrica service assurance software group. During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” these businesses were classified as discontinued operations in fiscal 2005 and 2004 and the financial results are reported separately as discontinued operations for all periods presented.

ADC Systems Integration UK Limited
      During the third quarter of fiscal 2005, we sold our SIUK business for a nominal amount. As of October 31, 2005, a loss of $6.3 million has been recorded in connection with the sale. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

Metrica
      During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (formerly known as WatchMark Corporation) (“Vallent”) for a cash purchase price of $35.0 million, subject to purchase price adjustments, and a $3.9 million equity interest in Vallent. The transaction closed on November 19, 2004. The equity interest constitutes less than a five percent ownership in Vallent and is therefore accounted for under the cost method. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. We recognized a gain on the sale of $32.6 million.

BroadAccess40
      During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment. This transaction closed on February 24, 2004. We classified this business as a discontinued operation beginning in the first quarter of fiscal 2004. We recorded a loss on the sale of $6.8 million.
      The purchasers of the BroadAccess40 business acquired all of the capital stock of our subsidiary that operated this business and assumed substantially all associated liabilities, with the exception of a $7.5 million note payable that we paid in full prior to the closing of the transaction. The purchasers issued a promissory note for $3.8 million that was fully paid to us in May of 2005.

Cuda/ FastFlow
      During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software to BigBand Networks, Inc. (“BigBand”). This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. In consideration for this sale, we were issued a non-voting minority interest in BigBand, which has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. As of October 31, 2005, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004. We recorded a loss on the sale of $4.9 million.

Singl.eView
      During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of October 31, 2005, $4.0 million was drawn on the credit facility. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on the sale of $61.7 million. In fiscal 2005, we recognized an income tax benefit of $3.7 million from the resolution of certain income tax contingencies related to Singl.eView. In connection with the sale, the parties agreed to a post closing financial true-up mechanism related to certain working capital measurements.
      The financial results of our BroadAccess40, Cuda/ FastFlow, Singl.eView, Metrica and SIUK businesses included in discontinued operations are as follows (in millions):

	2005	2004	2003

Revenue	$8.4	$113.9	$198.7

Loss from discontinued operations	$(1.3)	$(67.2)	$(36.9)
Gain on sale of discontinued operations, net	26.5	50.0	—

Gain (loss) from discontinued operations	$25.2	$(17.2)	$(36.9)

      No businesses were discontinued during fiscal 2003.
Income Taxes

Fiscal 2005 vs. Fiscal 2004 vs. Fiscal 2003
      Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the items which have impacted our effective income tax rate for fiscal 2005, 2004 and 2003.
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
      We recorded an income tax provision totaling $7.2 million and $2.0 million for fiscal 2005 and 2004, respectively, primarily attributable to our foreign operations. The income tax provision attributable to our U.S. operations is minimal since the tax on this income is offset with the realization of deferred tax assets, which have a full valuation allowance.
      In fiscal 2003, we recorded an income tax benefit totaling $5.1 million. This benefit is primarily attributable to the reversal of accrued income tax liabilities resulting from the finalization of federal, state and foreign income tax examinations.
Income (Loss) from Continuing Operations
      Income from continuing operations was $85.5 million (or $0.72 per diluted share) for fiscal 2005, compared to income from continuing operations of $33.6 million (or $0.29 per diluted share) for fiscal 2004. Loss from continuing operations was $(39.8) million (or $(0.35) per diluted share) for fiscal 2003.

Segment Disclosures

Broadband Infrastructure and Access Segment
      Detailed information regarding our Broadband Infrastructure and Access segment is provided in the following table:

	For the Years Ended
	October 31,

	2005	2004	2003

	(Dollars in millions)
Operating income (loss)	$99.3	$58.3	$(37.7)
Depreciation and amortization	58.3	32.7	41.9

      During fiscal 2005, operating income for the Broadband Infrastructure and Access segment increased by 70.3% to $99.3 million compared to $58.3 million in fiscal 2004. This increase is primarily due to our KRONE acquisition, which is included in our results for the full year of fiscal 2005 compared to approximately five months during fiscal 2004. The remaining increase was largely the result of growth in ADC’s copper and fiber connectivity sales.
      During fiscal 2004, operating income for the Broadband Infrastructure and Access segment increased by 254.6% to $58.3 million compared to an operating loss of $(37.7) million in fiscal 2003. The inclusion of operating income by KRONE beginning on May 18, 2004, accounts for 12.6% of the increase in operating income for fiscal 2004. The remaining increase in operating income for the Broadband Infrastructure and Access segment resulted from increased Connectivity sales, which was attributable primarily to increased sales to our customers for products used in either the core central office space or FTTX networks.
      We recorded impairment and restructuring charges of $8.7 million, $10.9 million and $34.3 million during fiscal 2005, 2004 and 2003, respectively, related principally to employee severance and facility consolidation costs.
      Depreciation and amortization increased $25.6 million, or 78.3%, and decreased $9.2 million, or 22.0%, in fiscal 2005 and 2004, respectively. The increase from 2004 to 2005 is attributable to our acquisition of KRONE, which is included in our results for the full year of fiscal 2005 and for only five months during fiscal 2004.

Professional Services Segment
      Detailed information regarding our Professional Services segment is provided in the following table:

	For the Years Ended
	October 31,

	2005	2004	2003

	(Dollars in millions)
Operating loss	$(27.0)	$(33.7)	$(16.3)
Depreciation and amortization	8.9	8.7	11.5

      During fiscal 2005, the operating loss of the Professional Services segment decreased $6.7 million compared to 2004. The addition of KRONE, which is included in our results for the full year of fiscal 2005 and for five months during fiscal 2004 following its acquisition, as well as market share gains with several key customers, contributed to the overall improvement.
      During fiscal 2004, operating loss for the Professional Services segment increased $17.4 million compared to fiscal 2003. Lower operating losses due to the addition of KRONE were offset by reductions in customer spending.
      We recorded impairment and restructuring charges of $6.3 million, $2.7 million and $8.9 million during fiscal 2005, 2004 and 2003, respectively, related principally to employee severance and facility consolidation costs.

      Depreciation and amortization increased by $0.2 million in fiscal 2005 compared to fiscal 2004, and decreased by $2.8 million in fiscal 2004 compared to fiscal 2003. The fiscal 2005 increase is the result of our acquisition of KRONE, which is included in our results for the full year of fiscal 2005. The decrease in fiscal 2004 was the result of restructuring efforts, which reduced the amount of property, plant and equipment offset by the addition of KRONE.
Application of Critical Accounting Policies and Estimates
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.
      Inventories: We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. We have experienced significant changes in required reserves in recent periods due primarily to improving market conditions. It is possible that significant increases in inventory reserves may be required in the future if there is a decline in market conditions. Alternatively, if we are able to sell previously reserved inventory, we will reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of October 31, 2005 and 2004, we had $35.7 million and $41.9 million, respectively, reserved against our inventories, which represents 20.3% and 30.0%, respectively, of total inventory on-hand.
      Restructuring Accrual: During fiscal 2005 and 2004, we recorded restructuring charges representing the direct costs of exiting leased facilities and employee severance. If such costs constitute an ongoing benefit arrangement that is probable and estimable, accruals are established pursuant to FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43,” (“SFAS No. 112”). All other restructuring accruals are established pursuant to FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). Restructuring charges represent our best estimate of the associated liability at the date the charges are taken. Significant judgment is required in estimating the restructuring costs of leased facilities. For example, we make certain assumptions with respect to when a facility will be subleased and the amount of sublease income. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.
      Revenue Recognition: We recognize revenue, net of discounts, when product ownership and the risk of loss has transferred to the customer, we have no remaining obligation, persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.
      Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. We primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation.

      The assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether collection of trade and notes receivable are reasonably assured based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers that could result in us being unable to collect or sell the receivables. In situations where it is unclear whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Related costs are recognized when it has been determined that the collection of the receivable is unlikely.
      We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demands. Should our actual product returns and allowances exceed our estimates, additional reductions to our revenue would result.
      Allowance for Uncollectible Accounts: We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also derived using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases may occur in the future due to deteriorating market conditions. We are not able to predict changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we will reverse a portion of such provisions in future periods based on our actual collection experience. Changes in the allowance are recorded as a component of operating expenses. As of October 31, 2005 and 2004, we had $9.6 million and $15.8 million, respectively, reserved against our accounts receivable, which represents 4.7% and 9.2%, respectively, of total accounts receivable. The decrease in allowance for uncollectible accounts from 2004 to 2005 is due to improved collections.
      Warranty: We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. Changes in warranty reserves are recorded as a component of cost of sales. As of October 31, 2005 and 2004, we reserved $10.8 million and $14.4 million, respectively, related to future estimated warranty costs.
      Recoverability of Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Impairment testing indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time.
      The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates, and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific businesses to which the assets are attributed. All assumptions utilized in the impairment analysis are consistent with management’s internal planning. If other assumptions and estimates had been used, the balances for long-lived assets could have been materially impacted.
      Income Taxes and Deferred Taxes: We currently have significant deferred tax assets (primarily in the United States) as a result of net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income on our income tax returns and income before income taxes under U.S. generally accepted accounting principles. A deferred tax asset represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes.
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
      As of October 31, 2005, our net deferred tax assets were $1,038.6 million with a related valuation allowance of $1,039.9 million. As of October 31, 2004, our net deferred tax assets were $1,067.4 million with a related valuation allowance of $1,068.9 million. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the accounting treatment for income taxes.
      Litigation Reserves: As of October 31, 2005 and 2004, we had recorded approximately $8.4 million and $5.2 million in loss reserves for pending litigation. This reserve is based on the application of FASB Statement No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. As explained in Note 14 to the Consolidated Financial Statements in Item 8, and in Part I, Item 3 of this Form 10-K (Legal Proceedings), we are a party to numerous lawsuits, proceedings and claims. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.
      Pensions: We acquired KRONE in May 2004, which maintains a defined benefit pension for a portion of its German workforce. A participating individual’s post-retirement pension benefit is based primarily on the individual’s years of service and earnings. The plan is accounted for in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions”, which requires that amounts recognized in the financial statements be determined on an actuarial basis. That measurement includes estimates relating to the discount rate used to measure plan liabilities, which reflects the current rate at which the pension liability could effectively be settled at the end of the year. In estimating this discount rate, we considered rates of return on high-grade fixed-income investments with similar duration to the plan liability. We used a discount rate of 4.25% at October 31, 2005. A quarter percentage point increase (decrease) in the assumed discount rate would (decrease) increase the post-retirement benefit obligation by approximately $2.3 million and $(2.3) million, respectively.
Recently Issued Accounting Pronouncements
      In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim

Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle applied as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154 in our fiscal year beginning November 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We are required to adopt the provisions of SFAS 153 in our fiscal year beginning November 1, 2005.
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to inventory conversion costs based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred by us beginning in fiscal 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
      In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS 123R is effective for financial statements issued for periods that begin after June 15, 2005, which is our first quarter beginning November 1, 2005. We will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for proforma purposes under SFAS 123.
      We expect the adoption of this standard will reduce fiscal 2006 net income by approximately $8.6 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2006.
      In December 2004, FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP 109-2”). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 (the “Act”) on its plan for reinvestment or repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. FSP 109-2 will not impact us because we do not plan on repatriating our foreign earnings.

Liquidity and Capital Resources

Liquidity
      Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $445.4 million at October 31, 2005, a decrease of $55.4 million compared to $500.8 million as of October 31, 2004. The reasons for this decrease are described below.
      We invest a large portion of our available cash in highly liquid government bonds and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to our investment guidelines.
      Auction rate securities reclassified from cash and cash equivalents to current available-for-sale securities as of October 31, 2005 and 2004 were $307.5 million and $427.3 million, respectively. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on current assets, working capital or any amounts reported on the statement of operations.
      Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of October 31, 2005, we had restricted cash of $23.6 million compared to $21.9 million as of October 31, 2004, an increase of $1.7 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. In addition, we have $6.7 million of restricted cash related to our FONS acquisition, which is held in trust to be paid to FONS employees over the course of the next nine months. We are entitled to the interest earnings on our restricted cash balances and interest earned on restricted cash is included in cash and cash equivalents.

Operating Activities
      Net cash provided by operating activities from continuing operations for fiscal 2005 totaled $60.0 million, a $13.5 million decrease from the cash provided by operating activities from continuing operations for fiscal 2004. This decrease was largely driven by an increase in inventory and accounts receivable related to the manufacture and sales of FTTX and wireless products, along with an $8.5 million reduction in accrued liabilities, primarily for restructuring and incentive payments. Offsetting this additional cash outflow was increased year-over-year net income from continuing operations. Working capital requirements will typically increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Our employee incentive payments are accrued throughout the fiscal year but paid during the first quarter of the subsequent fiscal year. Net cash provided by operating activities from continuing operations for fiscal 2004 totaled $73.5 million, a $37.9 million increase from cash provided by operating activities from continuing operations for fiscal 2003. This increase was primarily related to increased year-over-year net income from continuing operations.

Investing Activities
      Investing activities used $23.7 million during fiscal year 2005. Cash used by investing activities included $7.1 million for the acquisition of OpenCell and $166.1 million for the FONS acquisition, plus $30.2 million for property and equipment additions. Cash provided by investing activities consisted primarily of $16.7 million in proceeds from the disposal of property and equipment, $9.0 million related to the sale of a vendor note receivable, $9.2 million from receipts on notes receivable and $32.8 million related to proceeds from the sale of our Metrica service assurance software group. Investing activities used $190.0 million during fiscal 2004. Cash used by investing activities included $295.2 primarily related to the KRONE acquisition. Cash provided by investing activities included $67.9 million related to proceeds from the sale of our divested entities. Investing activities used $397.0 million during fiscal 2003. Cash used by investing activities included $69.5 million for property and equipment additions and a net increase of $492.7 million in available for sale securities, primarily related to the investment of proceeds related to the sale our convertible notes. Cash provided by investing activities included an increase of $161.4 million in restricted cash.

Financing Activities
      Financing activities provided $13.6 million of cash during fiscal 2005, primarily consisting of the proceeds from the issuance of common stock for certain employee benefit plans. Financing activities used $7.0 million during fiscal 2004. This was primarily related to $10.7 million payments on notes payable. Financing activities provided $345.4 million during fiscal 2003, primarily related to the net proceeds from issuance of our $400.0 million convertible unsecured subordinated notes.

Unsecured Debt
      As of October 31, 2005 we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%, and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 3.99625% for the six-month period ending December 15, 2005, but rose to 5.045% for the period December 15, 2005 to June 15, 2006. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

Financing Arrangements
      As a part of the divestitures of Cuda and Singl.eView, we agreed to extend to the parties non-revolving credit facility financing arrangements. As of October 31, 2005, we had commitments to extend credit of $18.0 million. The total amount drawn and outstanding under these arrangements was approximately $11.0 million on both October 31, 2005 and 2004. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments and the results of these reviews are considered in assessing the overall risk for possible credit losses.

Vendor Financing
      In the past we have worked with customers and third-party financiers to negotiate financing arrangements for projects. As of October 31, 2005 and 2004, approximately $10.2 million was outstanding relating to such financing arrangements. At October 31, 2005 and 2004, we have recorded approximately $9.4 million in loss reserves in the event of non-performance related to these financing arrangements.

Working Capital and Liquidity Outlook
      Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations. We expect that our entire restructuring accrual of $33.3 million as of October 31, 2005 will be paid from our unrestricted cash as follows:

•	$8.7 million for employee severance will be paid by the end of fiscal 2006;

•	$10.0 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid in fiscal 2006; and

•	the remainder of $14.6 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

      We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We do not currently have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareowners. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.
      Our $200 million of fixed rate convertible notes do not mature until June 15, 2008 and the other $200 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
      In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.

Contractual Obligations and Commercial Commitments
      As of October 31, 2005, the following table summarizes our commitments (in millions) to make long-term debt and lease payments and certain other contractual obligations.

	Payments Due by Period

		Less
		Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations(1)	$486.7	$11.1	$224.5	$20.4	$230.7
Operating Lease Obligations	124.8	30.5	39.3	28.5	26.5
Purchase Obligations(2)	26.8	24.5	1.9	0.4	—
Minimum Pension Obligations	71.9	3.7	7.5	7.7	53.0

Total	$710.2	$69.8	$273.2	$57.0	$310.2

(1)	Includes interest on the fixed rate debt of 1% and interest on our variable rate debt of 5.045%. The interest rate for our variable rate debt resets on each semi-annual interest payment date. For purposes of this schedule, we used the rate as reset on December 15, 2005.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our major market risk exposures relate to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. Market fluctuations could affect our results of operations and financial condition adversely. At times, we attempt to reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation.
      We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003, that have a variable interest rate equal to 6-month LIBOR plus 0.375%. The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013. The interest rate for the six-month period ending December 15, 2005 was 3.99625%, but rose to 5.045% for the current six-month period ending June 15, 2006. Assuming interest rates rise an additional 100 basis points, 500 basis points and 1,000 basis points, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

      We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of October 31, 2005, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.6 million, of which approximately $0.7 million was indexed to ADC common stock. Assuming a 20%, 50% or 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $0.9 million, $2.3 million and $4.6 million, respectively, and we would incur an expense of a like amount.
      We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. The result of a 10% weakening in the U.S. dollar to Mexican peso denominated sales and expenses would result in a reduction of operating income of $4.4 million for the year ended October 31, 2005. This exposure remained unhedged as of October 31, 2005.
      We are also exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2005, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. The principal currency exposure being mitigated was the Australian dollar.
      During July 2005, the People’s Bank of China announced that it would change from its policy of fixing the value of the Yuan to the U.S. dollar to a floating rate regime managed against a basket of currencies. Although this change may create additional foreign currency risk, we do not expect that it will have a material impact on our results of operations or foreign currency risk management strategy.
      See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about our foreign currency exchange-derivative program.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
ADC Telecommunications, Inc.
      We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareowners’ investment, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADC Telecommunications, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Minneapolis, Minnesota
January 12, 2006

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,

	2005	2004	2003

	(In millions, except earnings
	per share)
Net Sales:
Products	$997.9	$681.2	$484.7
Services	171.3	92.2	95.1

Total net sales	1,169.2	773.4	579.8
Cost of Sales:
Products	588.6	372.0	270.0
Services	159.7	99.1	101.8

Total cost of sales	748.3	471.1	371.8

Gross Profit	420.9	302.3	208.0

Operating Expenses:
Research and development	71.6	59.1	59.9
Selling and administration	262.0	205.0	158.9
Impairment charges	0.3	1.7	15.6
Restructuring charges	14.7	11.9	27.6

Total operating expenses	348.6	277.7	262.0

Operating Income (Loss)	72.3	24.6	(54.0)
Other Income, Net	20.4	11.0	9.1

Income (loss) before income taxes	92.7	35.6	(44.9)
Provision (benefit) for income taxes	7.2	2.0	(5.1)

Income (loss) from continuing operations	85.5	33.6	(39.8)
Discontinued Operations, Net of Tax:
Loss from discontinued operations	(1.3)	(67.2)	(36.9)
Gain on sale of discontinued operations, net	26.5	50.0	—

	25.2	(17.2)	(36.9)

Net Income (Loss)	$110.7	$16.4	$(76.7)

Weighted Average Common Shares Outstanding (Basic)	116.0	115.5	114.8

Weighted Average Common Shares Outstanding (Diluted)	131.1	116.0	114.8

Basic Income (Loss) Per Share:
Continuing operations	$0.74	$0.29	$(0.35)

Discontinued operations	$0.21	$(0.15)	$(0.32)

Net income (loss)	$0.95	$0.14	$(0.67)

Diluted Income (Loss) Per Share:
Continuing operations	$0.72	$0.29	$(0.35)

Discontinued operations	$0.19	$(0.15)	$(0.32)

Net income (loss)	$0.91	$0.14	$(0.67)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31,	October 31,
	2005	2004

	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$110.1	$66.2
Available-for-sale securities	335.3	434.6
Accounts receivable, net of reserves of $9.6 and $15.8	195.6	156.2
Unbilled revenues	38.1	34.8
Inventories, net of reserves of $35.7 and $41.9	140.5	97.6
Assets of discontinued operations	—	22.0
Prepaid and other current assets	33.4	24.7

Total current assets	853.0	836.1
Property and equipment, net of accumulated depreciation of $351.2 and $314.9	221.1	232.5
Assets held for sale	—	6.6
Restricted cash	23.6	21.9
Goodwill	240.5	180.1
Intangibles, net of accumulated amortization of $35.5 and $13.9	165.0	93.0
Available-for-sale securities	12.1	26.8
Other assets	19.7	31.1

Total assets	$1,535.0	$1,428.1

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities
Accounts payable	$77.4	$72.5
Accrued compensation and benefits	80.9	65.6
Other accrued liabilities	78.8	80.9
Income taxes payable	15.9	27.6
Restructuring accrual	33.3	38.4
Liabilities of discontinued operations	—	16.7
Notes payable	0.3	0.3

Total current liabilities	286.6	302.0
Pension obligations and other long-term liabilities	74.5	66.8
Long-term notes payable	400.0	400.0

Total liabilities	$761.1	$768.8

Shareowners’ investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; None issued or outstanding	—	—
Common stock, $0.20 par value; authorized 1,200.0 shares; issued and outstanding 116.5 and 115.7 shares	23.3	162.0
Paid-in capital	1,397.9	1,250.8
Accumulated deficit	(622.9)	(733.6)
Deferred compensation	1.2	(6.4)
Accumulated other comprehensive loss	(25.6)	(13.5)

Total shareowners’ investment	773.9	659.3

Total liabilities and shareowners’ investment	$1,535.0	$1,428.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Shareowners’ Investment

						Accumulated
	Common Stock			Retained		Other
			Paid-In	Earnings	Deferred	Comprehensive
	Shares	Amount	Capital	(Deficit)	Compensation	Income (Loss)	Total

	(In millions)
Balance, October 31, 2002	799.6	$159.9	$1,272.6	$(673.3)	$(12.3)	$(14.7)	$732.2
Net loss	—	—	—	(76.7)	—	—	(76.7)
Other comprehensive loss, net of tax:
Translation loss	—	—	—	—	—	(10.7)	(10.7)
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	4.2	4.2

Total comprehensive loss							(83.2)
Exercise of common stock options	2.7	0.5	3.6	—	—	—	4.1
Stock issued for employee benefit plans, net of forfeitures	4.3	0.9	5.2	—	(1.4)	—	4.7
Reduction of deferred compensation	—	—	—	—	4.4	—	4.4
Purchased call option	—	—	(137.3)	—	—	—	(137.3)
Sale of warrants	—	—	102.8	—	—	—	102.8

Balance, October 31, 2003	806.6	161.3	1,246.9	(750.0)	(9.3)	(21.2)	627.7
Net income	—	—	—	16.4	—	—	16.4
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	12.3	12.3
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.4)	(0.4)
Adjustment for sale of securities, net of taxes of $0.0	—	—	—	—	—	(4.2)	(4.2)

Total comprehensive income							24.1
Exercise of common stock options	2.0	0.4	2.2	—	—	—	2.6
Reduction of deferred compensation	1.5	0.3	1.7	—	2.9	—	4.9

Balance, October 31, 2004	810.1	162.0	1,250.8	(733.6)	(6.4)	(13.5)	659.3
Net income	—	—	—	110.7	—	—	110.7
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	—	(4.6)	(4.6)
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	(7.2)	(7.2)

Total comprehensive income							98.6
Reverse stock split	(694.9)	(139.0)	138.9	—	—	—	(0.1)
Stock issued for employee incentive plan, net of forfeitures	0.1	—	0.2	—	(0.6)	—	(0.4)
Exercise of common stock options	1.2	0.3	13.2	—	—	—	13.5
Reduction of deferred compensation	—	—	(5.2)	—	8.2	—	3.0

Balance, October 31, 2005	116.5	$23.3	$1,397.9	$(622.9)	$1.2	$(25.6)	$773.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,

	2005	2004	2003

	(In millions)
Operating Activities:
Net income (loss) from continuing operations	$85.5	$33.6	$(39.8)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations —
Inventory and fixed asset write-offs	0.3	1.7	15.6
Depreciation and amortization	67.2	41.4	53.4
Change in bad debt reserves	(3.0)	(2.7)	4.5
Change in inventory reserves	5.7	(0.4)	—
Non-cash stock compensation	3.0	2.9	4.4
Change in deferred income taxes	2.5	1.5	—
(Gain) loss on sale of investments	—	(4.8)	(0.9)
(Gain) loss on sale of property and equipment	(4.2)	(0.5)	1.0
(Gain) loss on sale of business	—	(2.8)	1.4
Other, net	1.9	(1.8)	(1.0)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	(31.5)	(10.7)	1.9
Inventories (increase)/decrease	(40.8)	(5.2)	9.4
Prepaid and other assets (increase)/decrease	(20.1)	19.3	138.8
Accounts payable increase/(decrease)	0.8	1.9	(29.5)
Accrued liabilities increase/(decrease)	(8.5)	0.1	(123.6)
Pension liabilities	1.2	—	—

Total cash provided by operating activities from continuing operations	60.0	73.5	35.6

Total cash used by operating activities from discontinued operations	(1.4)	(68.0)	(3.6)

Total cash provided by operating activities	58.6	5.5	32.0

Investing Activities:
Acquisitions, net of cash acquired	(173.2)	(295.2)	—
Divestitures, net of cash disposed	32.8	67.9	1.9
Property and equipment additions	(30.2)	(10.3)	(69.5)
Proceeds from disposal of property and equipment	16.7	11.2	1.9
Proceeds from sale/collection of note receivable	18.2	—	—
(Increase) decrease in restricted cash	(1.8)	(6.3)	161.4
Purchase of available for sale securities	(957.4)	(2,073.2)	(652.2)
Sale of available for sale securities	1,071.2	2,115.9	159.5

Total cash (used for) provided by investing activities	(23.7)	(190.0)	(397.0)

Financing Activities:
(Repayments) Issuance of debt	—	(10.7)	371.7
Purchase of call spread option	—	—	(34.5)
Common stock issued	13.6	3.7	8.2

Total cash (used for) provided by financing activities	13.6	(7.0)	345.4

Effect of Exchange Rate Changes on Cash	(4.6)	(0.2)	0.8

(Decrease) Increase in Cash and Cash Equivalents	43.9	(191.7)	(18.8)
Cash and Cash Equivalents, Beginning of Year	66.2	257.9	276.7

Cash and Cash Equivalents, End of Year	$110.1	$66.2	$257.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
      Business: We are a leading global provider of communications network infrastructure solutions and services. Our products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable and broadcast. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Our products are primarily used in the “last mile/kilometer” portion of networks. This network of copper, coaxial cable, fiber lines, wireless facilities and related equipment link voice, video and data traffic from the end-user of the communications service to the serving office of our customer. In addition, we compliment our hardware business through the provision of professional services relating to the design, equipping and building of networks.
      Our customers include local and long-distance telephone companies, private enterprises that operate their own networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through the following two reportable business segments: Broadband Infrastructure and Access and Professional Services (previously known as Integrated Solutions).
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
      Basis of Presentation: During fiscal 2005, we sold our ADC Systems Integration UK Limited (“SIUK”) business and Metrica service assurance software group. During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. In accordance with SFAS No. 144, these businesses were classified as discontinued operations in fiscal 2005 and 2004 and the financial results are reported separately as discontinued operations for all periods presented.
      Fair Value of Financial Instruments: At October 31, 2005 and 2004, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, available-for-sale securities and accounts payable. The fair values of these financial instruments approximated carrying value because of the short-term nature of these instruments. In addition, we have long-term notes payable. We estimate that the carrying value of our $200.0 million variable rate notes is its fair market value. As of October 31, 2005, the fair value of our $200.0 million fixed rate notes was $182.7 million. Fair value was estimated based on the quoted market price at October 31, 2005.
      Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on reported earnings. Auction rate securities, which previously had been classified as cash and cash equivalents, are now classified as current available-for-sale securities for all periods presented. This reclassification had no impact on current assets, working capital, or any amounts reported on the statement of operations. Changes in available-for-sale securities are shown in the investing section of the statement of cash flows. As of October 31, 2005 and 2004, we held auction rate securities with a value of $307.5 million and $427.3 million, respectively.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Reverse Stock Split: On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-K. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who would otherwise be entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split adjusted price of one share of ADC’s common stock. As a result, we have a treasury stock balance of 4,272 shares at $16.10 per share. The treasury stock balance is included as a reduction to the common shares and a reduction to paid-in capital.
      Cash and Cash Equivalents: Cash equivalents represent short-term investments in money market instruments with original maturities of three months or less. The carrying amounts of these investments approximate their fair value due to their short maturities. At October 31, 2005, the majority of our cash equivalents were spread between three major financial institutions to avoid any significant concentration risk.
      Restricted Cash: Restricted cash consists primarily of collateral for letters of credit and lease obligations, which is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. In addition, we have $6.7 million of restricted cash held in trust related to our FONS acquisition, which is to be paid to FONS employees over the course of the next nine months.
      Available-for-Sale Securities: We classify debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year on their acquisition date are classified as long-term available-for-sale securities. We intend to hold the long-term available-for-sale securities for a period longer than 12 months.
      Inventories: Inventories include material, labor and overhead and are stated at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods.
      Property and Equipment: Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to thirty years or, in the case of leasehold improvements, over the term of the lease, if shorter. Both straight-line and accelerated methods of depreciation are used for income tax purposes.
      Impairment of Long-Lived Assets: In fiscal 2003, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations and definite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See Note 16 for details of our impairment charges.
      Goodwill and Other Intangible Assets: Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Impairment testing indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Our other intangible assets (consisting primarily of technology, trademarks, customer lists, non-compete agreements, distributor network and patents) are amortized over their useful lives, which are from one to twenty years. Refer to Note 7 for details of our goodwill and intangible assets.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Research and Development Costs: Our policy is to expense all research and development costs in the period incurred.
      Revenue Recognition: We recognize revenue, net of discounts, when product ownership and the risk of loss has transferred to the customer, we have no remaining obligation, persuasive evidence of a final agreement exists, delivery has occurred, the selling price is fixed or determinable and collectibility is reasonably assured.
      Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. We primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation. We measure progress towards completion by comparing costs incurred to total planned project costs.
      We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded.
      Allowance for Uncollectible Accounts: We are required to estimate the collectibility of our trade and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received.
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
      The changes in the amount of warranty reserve for the fiscal years ended October 31, 2005, 2004 and 2003 is as follows:

(In millions)
Balance as of October 31, 2002	$10.5
Charged to other accounts	—
Charged to costs and expenses	5.7
Deductions (write-off’s)	5.8

Balance as of October 31, 2003	10.4
Charged to other accounts	5.3
Charged to costs and expenses	4.0
Deductions (write-off’s)	(5.3)

Balance as of October 31, 2004	14.4
Charged to other accounts	—
Charged to costs and expenses	2.7
Deductions (write-off’s)	(6.3)

Balance as of October 31, 2005	$10.8

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Deferred Financing Costs: Deferred financing costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the terms of the related notes.
      Income Taxes and Deferred Taxes: We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point and the full utilization of our loss carryback potential. In addition, we expect to provide a nearly full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates, on a more likely than not basis, our ability to utilize these assets.
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
      We are also exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2005, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. Derivatives entered into for this purpose are classified as economic hedges of foreign currency cash flows. We record these instruments at fair value on our balance sheet, with gains and losses recorded in other income (expense) as foreign currency transactions. The principal currency exposure being mitigated was the Australian dollar. As of October 31, 2005, the fair value of these derivative instruments are immaterial to the financial statements.
      Our foreign currency forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.
      Stock-Based Compensation: We have recognized and measured our stock option compensation by the intrinsic value method in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of our common stock at the date of the grant over the amount that the employee is required to pay for the stock. No compensation expense was recognized for options issued in fiscal 2005, 2004 and 2003 as all stock options were issued at fair market value on the date of grant. We have also issued restricted stock awards and restricted stock units (hereafter sometimes collectively called “restricted stock”). The fair market value of the restricted stock is amortized over the projected remaining vesting period.
      We adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation.” SFAS No. 148 requires disclosure of how stock compensation expense would be computed under SFAS No. 123, using the fair value method. We estimated the fair value using the Black-Scholes option-

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
pricing model. The following table summarizes what our operating results would have been if the fair value method of accounting for stock options had been utilized (in millions, except for per share amounts):

	2005	2004	2003

Net income (loss) as reported	$110.7	$16.4	$(76.7)
Plus: Stock-based employee compensation expense included in reported income (loss)	3.0	2.9	4.4
Less: Stock compensation expense — fair value based method	(20.5)	(36.6)	(46.7)

Pro Forma Income (Loss)	$93.2	$(17.3)	$(119.0)

Income (Loss) Per Share — Basic and Diluted
As reported — Basic	$0.95	$0.14	$(0.67)
As reported — Diluted	$0.91	$0.14	$(0.67)
Pro forma — Basic	$0.80	$(0.15)	$(1.04)
Pro forma — Diluted	$0.78	$(0.15)	$(1.04)
      During the third quarter of fiscal 2003, we offered eligible employees the right to exchange certain of their employee stock options for a lesser number of new options to be granted six months and one day following the surrender of their existing options. The new options, which were granted on December 29, 2003, have an exercise price of $19.81 per share. This exercise price is equal to the average of the high and low trading price of our common stock on the grant date. These options will vest over a two-year period from the grant date. For purposes of the above tabular disclosure, the unrecognized compensation cost of the cancelled options and the incremental fair value of the replacement options are being amortized over a 30-month period, consisting of the 24-month vesting period for the replacement options and the six month and one day period between the cancellation of the surrendered options and the grant of the replacement options.
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
      Comprehensive Income (Loss): Components of comprehensive income (loss) include net income, foreign currency translation adjustments, unrealized gains (losses) on available-for-sale securities, and adjustments to record minimum pension liability, net of tax. Comprehensive income is presented in the consolidated statements of shareowners’ investment.
      Dividends: No cash dividends have been declared or paid during the past three years.
      Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements.
      Recently Issued Accounting Pronouncements: In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle applied as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
change in the reporting entity. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We are required to adopt the provisions of SFAS 154 in our fiscal year beginning November 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. We are required to adopt the provisions of SFAS 153 in our fiscal year beginning November 1, 2005.
      In November 2004, FASB issued SFAS No. 151, “Inventory Costs,” (“SFAS 151”). This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This statement also requires that fixed production overhead be allocated to inventory conversion costs based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred by us beginning in fiscal 2006. We do not expect that the adoption of this statement will have a material impact on our consolidated financial statements.
      In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” (“SFAS 123R”) which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for financial statements issued for periods that begin after June 15, 2005, which is our first quarter beginning November 1, 2005. We will use the modified prospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Compensation cost for awards granted prior to, but not vested, as of the date SFAS 123R is adopted would be based on the grant date attributes originally used to value those awards for pro forma purposes under SFAS 123.
      We expect the adoption of this standard will reduce fiscal 2006 net income by approximately $8.6 million. This estimate is based on the number of options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2006.
      In December 2004, FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows a company time beyond the financial reporting period of enactment to evaluate the effect of the American Jobs Creation Act of 2004 (the “Act”) on its plan for reinvestment or repatriation of foreign earnings. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent deduction for certain dividends received from controlled foreign corporations. The deduction is subject to a number of limitations. FSP 109-2 will not impact us because we do not plan on repatriating our foreign earnings.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 2:	Other Financial Statement Data (in millions)

Other Income (Expense), Net:

	2005	2004	2003

Interest income on short-term investments	$18.3	$12.4	$9.7
Interest expense on variable rate convertible notes	(11.2)	(8.8)	(3.6)

Interest income, net	7.1	3.6	6.1

Foreign exchange income (loss)	0.6	(0.5)	5.9
Gain on sale of note receivable	9.0	—	—
Gain (loss) on divested product lines	—	3.5	(1.4)
Gain on investments	—	4.8	0.9
Gain (loss) on sale of fixed assets	4.2	0.5	(0.8)
Other	(0.5)	(0.9)	(1.6)

Other, net	13.3	7.4	3.0

Total other income (expense), net	$20.4	$11.0	$9.1

Supplemental Cash Flow Information:

	2005	2004	2003

Income taxes paid (refunds received)	$9.0	$1.2	$(142.7)
Interest paid	$10.0	$8.5	$1.5

Supplemental Schedule of Investing Activities:

	2005	2004	2003

Acquisitions:
Fair value of assets acquired	$179.4	$454.9	$—
Less: Liabilities assumed	(5.8)	(148.8)	—
Acquisition costs	—	5.6	—
Cash acquired	(0.4)	(16.5)	—

Acquisitions, net of cash acquired	$173.2	$295.2	$—

Divestitures:
Proceeds from divestitures	$33.6	$78.9	$—
Carrying value of assets disposed	—	—	2.6
Less: Liabilities disposed	—	—	(0.7)
Cash disposed	(0.8)	(11.0)	—

Divestitures, net of cash disposed	$32.8	$67.9	$1.9

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet Information:

	2005	2004

Inventories:
Purchased materials	$100.2	$81.0
Manufactured products	66.9	50.8
Work-in-process	9.1	7.7
Less: Inventory reserve	(35.7)	(41.9)

Total	$140.5	$97.6

Property and Equipment:
Land and buildings	$137.2	$135.3
Machinery and equipment	364.3	363.0
Furniture and fixtures	50.8	38.1
Less accumulated depreciation	(351.2)	(314.9)

Total	201.1	221.5
Construction-in-process	20.0	11.0

Total, net	$221.1	$232.5

Other Assets:
Notes receivable, net	$7.8	$22.6
Deferred financing costs	6.5	6.9
Other	5.4	1.6

Total	$19.7	$31.1

Other Accrued Liabilities:
Deferred Revenue	$2.5	$4.5
Warranty reserve	10.8	14.4
Accrued taxes (non-income)	51.2	15.7
Non-trade payables	8.7	31.8
Other	5.6	14.5

Total	$78.8	$80.9

Note 3:	Acquisitions
      On August 26, 2005 we completed the acquisition of FONS, a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. With the addition of FONS, we became one of the largest suppliers of FTTX solutions in the United States according to proprietary market share estimates. The results of FONS, subsequent to August 26, 2005, are included in our results of operations.
      In this transaction, we acquired all of the outstanding shares of FONS in exchange for cash paid of $166.1 million (net of cash acquired) and certain assumed liabilities of FONS. $34.0 million will be held in escrow for up to two years to address potential indemnification claims of ADC. In addition, approximately $6.7 million was placed into a trust account by ADC to be paid to FONS employees over the course of nine months. As of October 31, 2005, $4.1 million had been paid to FONS employees. We acquired $83.3 million of intangible assets as part of the purchase. $3.3 million was allocated to in-process research and development

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
for new technology development, which was immediately written-off. Goodwill of $70.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.
      On May 6, 2005 we completed the acquisition of OpenCell, a manufacturer of digital fiber-fed Distributed Antenna Systems (“DAS”) and shared multi-access radio frequency network equipment. The acquisition of OpenCell allows us to incorporate OpenCell’s technology into our existing Digivance wireless solutions, which are used by wireless carriers to extend network coverage and accommodate ever-growing capacity demands. The results of OpenCell subsequent to May 6, 2005 are included in our results of operations.
      We purchased OpenCell from Crown Castle International Corp. for $7.1 million in cash and certain assumed liabilities. Included in the purchase was $4.7 million of intangible assets. No amounts were allocated to in-process research and development, because OpenCell did not have any new products in development at the time of the acquisition. No goodwill was recorded in the transaction.
      On May 18, 2004 we completed the acquisition of KRONE from GenTek, Inc. This acquisition has increased our network infrastructure business and substantially expanded our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.
      In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for $294.4 million in cash (net of cash acquired) and certain assumed liabilities of KRONE. The purchase included $78.1 million of intangible assets. No amounts were allocated to in-process research and development because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $169.6 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially none of this goodwill is deductible for tax purposes.
      The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions), in accordance with the purchase method of accounting, including adjustments to the purchase price made through October 31, 2005:

	FONS	OpenCell	KRONE

	August 26, 2005	May 6, 2005	May 18, 2004

Current assets	$14.6	$1.4	$119.8
Intangible assets	83.3	4.7	78.1
Goodwill	70.9	—	169.6
Other long-term assets	3.2	1.3	83.9

Total assets acquired	172.0	7.4	451.4

Current liabilities	5.5	0.3	76.4
Long-term liabilities	—	—	64.1

Total liabilities assumed	5.5	0.3	140.5

Net assets acquired	166.5	7.1	310.9
Less cash acquired	0.4	—	16.5

Net cash paid	$166.1	$7.1	$294.4

      KRONE goodwill, other long-term assets and current liabilities were adjusted during our fiscal third and fourth quarter of 2005 largely due to the resolution of certain income tax contingencies and valuation allowance reversals.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Unaudited pro forma consolidated results of continuing operations, as though the acquisition of KRONE had taken place at the beginning of fiscal 2003 and the acquisitions of OpenCell and FONS had taken place at the beginning of fiscal 2004, are as follows (in millions, except per share data):

	2005	2004	2003

Revenue	$1,240.1	$988.0	$883.4
Income (loss) from continuing operations(1)	$97.5	$18.8	$(50.2)
Net income per share — basic	$0.84	$0.16	$(0.44)
Net income per share — diluted	$0.74	$0.16	$(0.44)

(1)	Includes restructuring and impairment charges of $14.7 million and $0.3 million, respectively, for the year ended October 31, 2005, $11.9 million and $1.7 million, respectively, for the year ended October 31, 2004, and $27.6 million and $15.6 million, respectively, for the year ended October 31, 2003 for the ADC stand-alone business. KRONE stand-alone business includes restructuring charges of $2.4 million and $4.3 million for the years ended October 31, 2004 and 2003, respectively. FONS stand-alone business includes impairment charges of $2.5 million for the year ended October 31, 2004.
      The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

Note 4:	Discontinued Operations
      We sold our business related to our Metrica service assurance software group in the first quarter of our fiscal year 2005 and our SIUK business in the third quarter of fiscal 2005. During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” these businesses were classified as discontinued operations in fiscal 2005 and 2004. The financial results are reported separately as discontinued operations for all periods presented.

ADC Systems Integration UK Limited.
      During the third quarter of fiscal 2005 we sold our SIUK business for a nominal amount. As of October 31, 2005, a loss of $6.3 million has been recorded in connection with the sale. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

Metrica
      During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent for a cash purchase price of $35 million, subject to purchase price adjustments, and a $3.9 million equity interest in Vallent. The transaction closed on November 19, 2004. The equity interest constitutes less than a five percent ownership in Vallent and is therefore accounted for under the cost method. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. We recognized a gain on the sale of $32.6 million.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

BroadAccess40
      During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business, which was included in our Broadband Infrastructure and Access segment. This transaction closed on February 24, 2004. We classified this business as a discontinued operation beginning in the first quarter of fiscal 2004. We recorded a loss on the sale of the business of $6.8 million.
      The purchasers of the BroadAccess40 business acquired all of the stock of our subsidiary that operated this business and assumed substantially all associated liabilities, with the exception of a $7.5 million note payable that was paid in full by us prior to the closing of the transaction. The purchasers issued a promissory note for $3.8 million that was paid to us in full in May of 2005.

Cuda/ FastFlow
      During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software to BigBand Networks, Inc (“BigBand”). This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. In consideration for this sale, we were issued a voting minority interest in BigBand, which has a nominal value. We also provided BigBand with a non-revolving credit facility of up to $12.0 million with a term of three years. As of October 31, 2005, $7.0 million was drawn on the credit facility. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004. We recorded a loss on the sale of $4.9 million.

Singl.eView
      During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of October 31, 2005, $4.0 million was drawn on the credit facility. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on the sale of $61.7 million. In fiscal 2005, we recognized an income tax benefit of $3.7 million relating to resolution of certain income tax contingencies related to Singl.eView. In connection with the sale, the parties agreed to a post-closing financial true-up mechanism related to certain working capital measurements.
      The financial results of our BroadAccess40, Cuda/ FastFlow, Singl.eView, SIUK, and Metrica businesses included in discontinued operations are as follows (in millions):

	2005	2004	2003

Revenue	$8.4	$113.9	$198.7

Loss from discontinued operations, net	$(1.3)	$(67.2)	$(36.9)
Gain on sale of discontinued operations, net	26.5	50.0	—

Gain (loss) from discontinued operations	$25.2	$(17.2)	$(36.9)

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 5:	Net Income (Loss) from Continuing Operations Per Share
      The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations (in millions, except for per share amounts):

	2005	2004	2003

Numerator:
Net income (loss) from continuing operations	$85.5	$33.6	$(39.8)
Convertible note interest	8.6	—	—

	$94.1	$33.6	$(39.8)

Denominator:
Weighted average common shares outstanding	116.0	115.5	114.8
Convertible notes assumed converted to common stock	14.2	—	—
Employee options and other	0.9	0.5	—

Weighted average common shares outstanding	131.1	116.0	114.8

Basic income (loss) per share from continuing operations	$0.74	$0.29	$(0.35)
Diluted income (loss) per share from continuing operations	$0.72	$0.29	$(0.35)

      Excluded from the dilutive securities described above are employee stock options to acquire 4.4 million, 6.6 million and 5.9 million shares as of fiscal 2005, 2004 and 2003, respectively. These exclusions were made because the exercise prices of these options were greater than the average market price of the common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.
      Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for fiscal 2004 and 2003, respectively, because the exercise price of these warrants was greater than the average market price of our common stock.
      We were required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest expense on the convertible notes is deducted and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes is excluded. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2004 and 2003 because of their anti-dilutive effect. However, these shares were included for the fiscal year 2005.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 6:	Investments
      As of October 31, 2005 and 2004, our available-for-sale securities consisted of the following (in millions):

	Cost	Unrealized	Unrealized	Fair
	Basis	Gain	Loss	Value

2005
U.S. Treasury and other U.S. government agencies	$26.2	$—	$0.3	$25.9
Corporate bonds	13.9	—	0.2	13.7
Equity securities	0.5	—	0.2	0.3
Auction rate securities	307.5	—	—	307.5

Total available-for-sale securities	$348.1	$—	$0.7	$347.4
2004
U.S. Treasury and other U.S. government agencies	$25.7	$—	$0.1	$25.6
Corporate bonds	8.3	—	—	8.3
Equity securities	0.5	—	0.3	0.2
Auction rate securities	427.3	—	—	427.3

Total available-for-sale securities	$461.8	$—	$0.4	$461.4
      The fair values of investments in debt securities at October 31, 2005 by contractual maturities are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value

Due in one year or less	$335.3
Due in one year through two years	12.1

Total	$347.4

      In accordance with our policy, we reviewed our investment portfolio for declines that may be other than temporary, and have determined no write-downs were required on available-for-sale securities during fiscal 2005, 2004 or 2003.
      During fiscal 2005, 2004 and 2003, we sold common stock of certain companies and two investments in non-publicly traded securities for aggregate gains of $0.0 million, $4.8 million and $0.9 million, respectively.

Note 7:	Goodwill and Intangible Assets
      We recorded $240.5 million in goodwill in connection with our acquisitions of KRONE and FONS. Goodwill related to KRONE was adjusted during the third and fourth quarter of 2005 largely due to the resolution of certain income tax contingencies and a valuation allowance reversal. All the goodwill has been assigned to our Broadband Infrastructure and Access segment. Substantially none of this goodwill is deductible for tax purposes.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2005 and 2004 are as follows:

Balances as of October 31, 2003	$—
Goodwill acquired during the year	175.7
Purchase accounting adjustments	4.4

Balance as of October 31, 2004	180.1

Goodwill acquired during the year	70.9
Purchase accounting adjustments	(10.5)

Balance as of October 31, 2005	$240.5

      It is our practice to assess goodwill for impairment annually under the requirements of SFAS 142, “Goodwill and Other Intangible Assets,” or when impairment indicators arise. No goodwill impairment indicators existed as of October 31, 2005 or October 31, 2004.
      We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting primarily of trademarks, technology and a distributor network. We recorded $83.3 million in connection with the acquisition of FONS, consisting primarily of customer relationships, existing technology and non-compete agreements. Another $4.7 million was recorded related to contract assets and a non-compete agreement purchased from OpenCell.
      The following table represents intangible assets by category and accumulated amortization as of October 31, 2005 and 2004 (in millions):

	Gross			Estimated
	Carrying	Accumulated		Life Range
2005	Amounts	Amortization	Net	(In Years)

Technology	$54.0	$11.3	$42.7	5-7
Trade name/trademarks	26.2	2.0	24.2	2-20
Distributor network	10.1	1.5	8.6	10
Customer list	41.8	3.5	38.3	2-7
Patents	25.4	10.7	14.7	3-7
Non-compete agreements	12.6	0.6	12.0	2-5
Other	30.4	5.9	24.5	1-13

Total	$200.5	$35.5	$165.0	8	(1)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2004	Amounts	Amortization	Net	(In Years)

Technology	$28.9	$2.3	$26.6	5-7
Trade name/trademarks	25.3	.6	24.7	5-20
Distributor network	10.1	.5	9.6	10
Customer list	4.5	.5	4.0	2
Patents	19.8	7.9	11.9	3-7
Other	18.3	2.1	16.2	1-13

Total	$106.9	$13.9	$93.0	10	(1)

(1)	Weighted average life.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Amortization expense was $21.4 million and $7.1 million for the years ended October 31, 2005 and 2004, respectively. Included in amortization expense is $18.1 million and $4.4 million of acquired intangible amortization for the years ended October 31, 2005 and 2004, respectively. There was no acquired intangible amortization expense for the year ended October 31, 2003. The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

2006	$29.6
2007	27.4
2008	26.7
2009	24.1
2010	18.2
Thereafter	39.0

Total	$165.0

Note 8:	Notes Payable
      On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. This issuance was made through an initial offering of $350.0 million of convertible notes on May 29, 2003, and the subsequent exercise in full by the underwriters of such offering of their option to purchase an additional $50.0 million of convertible notes. The net proceeds to us from this offering were $355.5 million after underwriting discounts of $10.0 million and the net payment for the purchased call options and warrant transactions described below. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which is June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes.
      The interest rate on the variable rate notes for the six-month periods ending June 15 and December 15, 2005 was 3.065% and 3.99625%, respectively. The interest rate rose to 5.045% for the current six-month period ending June 15, 2006. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.
      Concurrent with the issuance of the fixed and variable rate notes, we purchased five-year and ten-year call options on our common stock to reduce the potential dilution from conversion of the notes. Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $28.091 per share the aggregate number of shares that we are obligated to issue upon conversion of the fixed and variable rate notes, which is a maximum of 14.2 million shares. We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $28.091 per share. The total cost of all the call options was $137.3 million, which was recognized in shareowners’ investment. The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with terms of five and ten years to the same counterparty with whom we entered into the call options. The warrants are exercisable for an aggregate of 14.2 million shares at an exercise price of $36.96 per share. The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $36.96 per share. The gross proceeds from the sale of the warrants were $102.8 million, which was recognized in shareowners’ investment. The call options and the warrants are subject to early expiration upon conversion of the notes. The net effect of the call options and the warrants is to either reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $28.091 per share.
      We have used and plan to use the cash proceeds from this offering for general corporate purposes and strategic opportunities, including financing for possible acquisitions or investments in complementary businesses, technologies or products.

Note 9:	Shareowner Rights Plan
      We have a shareowner rights plan intended to preserve the long-term value of ADC to our shareowners by discouraging a hostile takeover. This plan was amended and restated during fiscal 2003. Under the shareowner rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights become exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase fractional shares of our preferred stock (each of which is the economic equivalent of a share of common stock) or stock of the company acquiring us at a price equal to one-half of the then-current value of our common stock. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our board of directors prior to attempting a takeover. If our board of directors believes a proposed acquisition of ADC is in the best interests of ADC and our shareowners, our board of directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

Note 10:	Income Taxes
      The components of the income (loss) from continuing operations before income taxes are (in millions):

	2005	2004	2003

United States	$95.9	$29.0	$(12.3)
Foreign	(3.2)	6.6	(32.6)

Total income (loss) before income taxes	$92.7	$35.6	$(44.9)

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The components of the (benefit) provision for income taxes from continuing operations are (in millions):

	2005	2004	2003

Current taxes:
Federal	$—	$—	$(1.0)
Foreign	6.8	2.1	(0.1)
State	(0.5)	(0.7)	(4.0)

	$6.3	$1.4	$(5.1)

Deferred taxes:
Federal	—	—	—
Foreign	0.9	0.6	—
State	—	—	—

	0.9	0.6	—

Total (benefit) provision	$7.2	$2.0	$(5.1)

      The effective income tax rate differs from the federal statutory rate from continuing operations as follows:

	2005	2004	2003

Federal statutory rate	35%	35%	(35)%
Impairment charges	—	—	(22)
Research and development tax credits	—	—	(2)
Change in deferred tax asset valuation allowance	(13)	(25)	59
State income taxes, net	1	(2)	(38)
Foreign income taxes	(14)	(4)	35
Other, net	(1)	1	(8)

Effective income tax rate	8%	5%	(11)%

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Deferred tax assets (liabilities) as of October 31, 2005 and 2004 are composed of the following (in millions):

	2005	2004

Current deferred tax assets:
Asset valuation reserves	$19.6	$20.6
Accrued liabilities	19.7	22.7

Subtotal	$39.3	$43.3

Non-current deferred tax assets:
Intangible assets	$237.2	$316.7
Depreciation	17.5	12.3
Net operating loss and tax credit carryover	532.3	468.0
Capital loss carryover	225.6	226.7
Investments and other	27.4	42.2

Subtotal	1,040.0	1,065.9

Total deferred tax assets	$1,079.3	$1,109.2

Current deferred tax liabilities:
Accrued liabilities	$(4.1)	$(4.7)

Subtotal	(4.1)	(4.7)

Non-current deferred tax liabilities:
Intangible assets	$(27.5)	$(29.0)
Investments and other	(9.1)	(8.1)

Subtotal	(36.6)	(37.1)

Total deferred tax liabilities	$(40.7)	$(41.8)

Net deferred tax assets	$1,038.6	$1,067.4
Deferred tax asset valuation allowance	(1,039.9)	(1,068.9)

Net deferred tax liabilities	$(1.3)	$(1.5)

      During the third quarter of fiscal 2002, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in our income statement become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. The accounting guidance further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of the cumulative losses we had incurred to that point and the full utilization of our loss carryback potential, we concluded that a full valuation allowance should be recorded. From the third quarter of fiscal 2002 to date, we have maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. We expect to continue to provide a nearly full

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.
      We recorded an income tax provision (benefit) relating to discontinued operations, which was primarily related to income tax contingencies, of $(3.7) million, $(0.1) million and $(0.2) million during fiscal 2005, 2004 and 2003, respectively.
      The U.S. Internal Revenue Service has completed its examination of our federal income tax returns for all years prior to fiscal 2003. In addition, we are subject to examinations in several states and foreign jurisdictions.
      Federal and state net operating loss carryforwards for tax purposes, available to offset future income, were approximately $1,110.3 million at October 31, 2005. Most of the federal operating loss carryforwards expire between fiscal 2019 and fiscal 2025, and the state operating loss carryforwards expire between fiscal 2006 and fiscal 2025. Federal capital loss carryforwards were approximately $609.7 million at October 31, 2005, most of which expire in fiscal 2009. Federal credit carryforwards were approximately $77.6 million at October 31, 2005, and expire between fiscal 2009 and fiscal 2025. Foreign operating loss carryforwards were approximately $115.6 million at October 31, 2005, of which $62.9 million is generally available for indefinite carryforward periods and $52.7 million is expected to either expire or not be utilized.
      Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At October 31, 2005, such earnings were approximately $56.2 million. The amount of unrecognized deferred tax liability on such earnings was approximately $4.5 million.
      In connection with our acquisition of FONS, we recorded $0.2 million of income tax receivable, $8.8 million of deferred tax assets, and $29.6 million of deferred tax liabilities. The recording of the net deferred tax liabilities relating to the acquisition of FONS results in a $20.8 million reduction of the company’s previously recorded valuation allowance on its deferred tax assets as part of the purchase price asset allocation.
      In connection with our acquisition of KRONE during fiscal 2004, we recorded $5.9 million of income taxes payable, $64.0 million of deferred tax assets, $38.2 million of deferred tax liabilities and a valuation allowance of $27.8 million. The recording of the valuation allowance resulted in a corresponding increase in the goodwill recorded in the KRONE acquisition. As this valuation allowance is reduced in the future, goodwill will be reduced accordingly. During fiscal 2005 and 2004, goodwill was reduced $1.5 million and $0.6 million, respectively, as a result of a reduction of a portion of this valuation allowance.
      During fiscal 2005, our valuation allowance decreased from $1,068.9 million to $1,039.9 million. The decrease is comprised of $(20.8) million recorded in connection with our acquisition of FONS, $(12.3) million related to continuing operations and $4.1 million related to discontinued operations and other items.

Note 11:	Employee Benefit Plans
      Retirement Savings Plans: U.S. employees and employees in many other countries are eligible to participate in retirement savings plans. In the United States, effective April 1, 2003, we match employee contributions to our plan ($0.50 for every dollar contributed) up to 6% of eligible pay, and depending on our financial performance, we voluntarily may make an additional contribution up to 120% of employee contributions on 6% of wages. Prior to April 1, 2003, we matched employee contributions ($1.00 for every dollar contributed) to our plan up to 6% of wages, and depending on our financial performance, we voluntarily could make an additional contribution up to 70% of employee contributions on 6% of wages. Employees are fully vested in all contributions at the time the contributions are made. Our contributions to

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
our U.S. retirement savings plan were $7.0 million, $5.5 million and $6.1 million during fiscal 2005, 2004 and 2003, respectively. If so elected by the participants, the trustee for our U.S. retirement savings plan invests a portion of our cash contributions in our common stock. In addition, other retirement savings plans exist in other of our global (non-U.S.) locations, which are aligned with local custom and practice. We contributed $5.7 million, $4.0 million and $2.6 million to our global (non-U.S.) retirement savings plans in fiscal 2005, 2004 and 2003, respectively.
      Pension Benefits: With our acquisition of KRONE, we assumed certain pension obligations of KRONE related to its German workforce. The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, as part of the acquisition we recorded a liability of $62.8 million for this obligation as of October 31, 2004. As of October 31, 2005 we had a liability of $71.9 million for this obligation. We use a measurement date of October 31 for the plan. The plan was closed to employees hired after 1994. Accordingly, only employees and retirees hired before 1995 are covered by the plan. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to approximately equal the net periodic benefit cost.
      The following provides reconciliations of benefit obligations, plan assets and funded status of the KRONE pension plan.

	October 31,

	2005	2004

Reconciliation of projected benefit obligation
Beginning balance	$62.8	$—
Amount assumed in the KRONE acquisition	—	63.9
Service cost	0.2	0.2
Interest cost	3.0	1.5
Actuarial (gain) loss	9.2	(1.1)
Foreign currency exchange rate changes	0.1	—
Benefit payments	(3.4)	(1.7)

Ending Balance	$71.9	$62.8

Funded status of the plan
Plan assets at fair value less than benefit obligation	$(71.9)	$(62.8)
Unrecognized net actuarial (gain) loss	8.5	(1.1)

Net amount recognized	$(63.4)	$(63.9)

Amounts recognized in the Consolidated Balance Sheet as of October 31
Prepaid benefit cost	$—	$—
Accumulated Benefit Obligation	70.6	63.9
Accumulated other comprehensive income, pre-tax	(7.2)	—

Net amount recognized	$63.4	$63.9

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Net periodic pension cost includes the following components:

	October 31,

	2005	2004

Service cost	$0.2	$0.2
Interest cost	3.0	1.5

Net periodic pension cost	$3.2	$1.7

      The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

	October 31,

	2005	2004

Weighted average assumptions used to determine benefit obligations
Discount rate	4.25%	5.25%
Compensation rate increase	2.50%	2.50%
Weighted average assumptions used to determine net cost for the years ended
Discount rate	5.25%	5.25%
Compensation rate increase	2.50%	2.50%
      Since the plan is an unfunded general obligation, we do not expect to contribute to the plan in fiscal 2006 except to make the benefit payments described below.
      Expected future employee benefit plan payments (in millions):

2006	$3.7
2007	3.7
2008	3.8
2009	3.8
2010	3.9
Five Years Thereafter	$20.5

Note 12:	Stock Option Plans
      We maintain a Global Stock Incentive Plan (“GSIP”) to grant various stock awards, including stock options at fair market value and restricted stock units and restricted stock awards, to key employees and to our non-employee directors. Restricted stock units are a grant of the right to receive shares of common stock upon the vesting of the restricted stock unit. Restricted stock awards are grants of common stock, which cannot be transferred until vesting is achieved. These units incrementally vest over four years following the date of issuance. A maximum of 21.3 million stock awards can be granted under the GSIP. Restricted stock awards, restricted stock units, and performance awards are limited to 4.3 million shares. As of October 31, 2005, 13.2 million shares were available for stock awards, inclusive of a maximum of 3.6 million shares available for issuance as restricted stock awards, restricted stock units and performance awards. All options granted under this plan were made at fair market value. Stock options under our plan vest over a four-year period. There are no performance or market conditions for vesting or exercising of the options. The contract life of our options is ten years.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following schedule summarizes activity in our GSIP (shares in millions):

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards

Outstanding at October 31, 2002	15.4	$66.78	0.2
Granted	4.3	15.96	0.4
Exercised	(0.4)	(9.94)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(8.7)	(72.03)	(0.2)

Outstanding at October 31, 2003	10.6	42.98	0.3
Granted	3.5	22.33	—
Exercised	(0.3)	(10.99)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(5.5)	(49.77)	—

Outstanding at October 31, 2004	8.3	29.53	0.2
Granted	1.1	18.65	—
Exercised	(0.8)	(15.90)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(1.8)	(31.05)	—

Outstanding at October 31, 2005	6.8	28.95	0.1

Exercisable at October 31, 2005	4.6	$33.70	—

      The following table contains details of our outstanding stock options as of October 31, 2005:

		Weighted Average
	Number	Remaining		Number	Weighted
	Outstanding	Contractual Life	Weighted Average	Exercisable	Average
Range of Exercise Prices Between	(In Thousands)	(In Years)	Exercise Price	(In Thousands)	Exercise Price

$ 8.05 - $ 15.26	282	7.54	$12.65	227	$12.06
15.68 - 15.82	1,223	7.09	15.82	1,120	15.82
16.03 - 18.62	658	8.17	17.12	318	16.97
18.69 - 18.76	952	9.13	18.76	—	—
19.11 - 19.81	836	5.40	19.78	612	19.79
20.02 - 24.22	749	8.29	20.62	244	20.93
24.43 - 30.59	806	5.98	29.63	806	29.63
31.08 - 53.76	702	4.57	42.03	692	41.93
53.92 - 286.56	590	3.49	97.45	590	97.45
$293.56 - $293.56	7	4.68	293.56	7	293.56

	6,805	6.71	$28.95	4,616	$33.70

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The weighted average fair value per option at the date of grant for options granted in fiscal 2005, 2004 and 2003 was $9.61, $10.36 and $7.91 per share, respectively. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.83%	3.13%	2.62%
Expected dividend	—	—	—
Expected volatility factor	50.2%	59.4%	66.9%
Expected option term	4.5 years	4.6 years	3.2 years
      Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Fair value is determined using an option-pricing model, such as Black-Scholes, that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends and the risk-free interest rate over the expected life of the option.
      Non-cash stock compensation expense of $0.9 million was recognized in fiscal 2003, as a result of unvested stock options and restricted stock converted into ADC awards in connection with our fiscal 2000 acquisition of Broadband Access Systems. There were no non-cash stock compensation expenses recognized in fiscal 2005 or 2004. The exercise prices on the date of grant were deemed to be less than the estimated fair values of the awards. Such amounts are reflected in research and development and selling and administration expenses in the consolidated statements of operations.
      In addition, we incurred $3.0 million, $2.9 million and $3.5 million of deferred compensation expense in fiscal 2005, 2004 and 2003, respectively, related to restricted stock issued as part of employee incentive plans, and such expense was included in research and development and selling and administration expenses.

Restricted Stock Units
      As of October 31, 2005, 299,829 restricted stock units were issued and outstanding. Total compensation expense attributable to these restricted stock units was $4.0 million during fiscal 2005. During the year ended October 31, 2005, we issued 220,426 restricted stock units at fair values between $16.10 and $21.77, cancelled 49,089 restricted stock units at fair values between $14.98 and $20.72, and released 31,405 restricted stock units upon vesting of the units.
      As of October 31, 2004, restricted stock units totaled 159,897 units. These units incrementally vest over four years following the date of issuance. Total compensation expense attributable to these restricted stock units was $4.4 million during fiscal 2004. During the year ended October 31, 2004, we issued 219,718 restricted stock units at fair values between $14.42 and $21.49, cancelled 59,821 restricted stock units at fair values between $17.78 and $20.72, and released no restricted stock units.
      For restricted stock units awarded as of October 31, 2005, compensation expense attributable to the restricted stock units during the years ending October 31, 2006, October 31, 2007, and October 31, 2008 will be approximately $2.1 million, $2.1 million, and $1.3 million, respectively. The weighted average fair value of our restricted stock units outstanding as of October 31, 2005 is $18.95.

Note 13:	Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) derives from foreign currency translation adjustments, unrealized gains (losses) on the sale of available-for-sale securities and adjustments to reflect our minimum pension liability. We specifically identify

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. The components of accumulated other comprehensive loss are as follows (in millions):

	Foreign	Unrealized	Minimum
	Currency	Gain (Loss)	Pension
	Translation	On AFS	Liability
	Adjustment	Securities, net	Adjustment	Total

Balance, October 31, 2002	$(14.7)	$—	$—	$(14.7)
Translation loss	(10.7)	—	—	(10.7)
Unrealized gain on securities, net of taxes of $0.0	—	4.2	—	4.2

Balance, October 31, 2003	(25.4)	4.2	—	(21.2)
Translation gain, net of taxes of $0.0	12.3	—	—	12.3
Unrealized loss on securities, net of taxes of $0.0	—	(0.4)	—	(0.4)
Adjustment for sale of securities, net of taxes of $0.0	—	(4.2)	—	(4.2)

Balance, October 31, 2004	(13.1)	(0.4)	—	(13.5)
Translation loss, net of taxes of $0.0	(4.6)	—	—	(4.6)
Minimum pension liability adjustment, net of taxes of $0.0	—	—	(7.2)	(7.2)
Unrealized loss on securities, net of taxes of $0.0	—	(0.3)	—	(0.3)

Balance, October 31, 2005	$(17.7)	$(0.7)	$(7.2)	$(25.6)

Note 14:	Commitments and Contingencies
      Vendor Financing: In the past we have worked with customers and third-party financiers to negotiate financing arrangements for projects. As of October 31, 2005 and 2004, approximately $10.2 million was outstanding relating to such financing arrangements. At October 31, 2005 and 2004, we have recorded approximately $9.4 million in loss reserves in the event of non-performance related to these financing arrangements.
      Letters of Credit: As of October 31, 2005, we had $12.6 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.
      Operating Leases: Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2015. The rental expense included in the accompanying consolidated statements of operations was $13.3 million, $14.3 million and $18.2 million for fiscal 2005, 2004 and 2003, respectively.
      We were party to an operating lease agreement related to our world headquarters facility in Eden Prairie, Minnesota, that was set to expire in October 2006. This operating lease, the form of which is sometimes referred to as a “synthetic lease,” contained a minimum residual value guarantee at the end of the lease term, and also gave us a purchase option at the end of the lease term. During the third quarter of fiscal 2003, we purchased this property for an aggregate purchase price of $46.8 million. The entire purchase price was paid out of pledged collateral that was classified as restricted cash on our consolidated balance sheet.
      In addition, during fiscal 2003 we purchased a total of four other properties held under synthetic leases for an aggregate $101.4 million. All of the properties were purchased using restricted cash previously pledged to secure the lease obligations. Two properties were purchased for $55.9 million and were recorded at their

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
fair market value of $15.7 million, which resulted in a $5.2 million impairment charge and a $35.0 million reduction in a previously recorded restructuring accrual. These two properties were sold in fiscal 2004. The remaining two properties that were purchased for $45.5 million were immediately sold for total proceeds of $15.3 million, with the $30.2 million difference also reducing the previously recognized restructuring accrual.
      The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2005 (in millions):

2006	$30.5
2007	22.0
2008	17.3
2009	14.9
2010	13.6
Thereafter	26.5

Total	$124.8

      The aggregate amount of future minimum rentals to be received under noncancelable subleases as of October 31, 2005 is $38.4 million.
      Legal Contingencies: On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties settled the case subject to various approvals, including approvals from an independent fiduciary and the court. Pending finalization, the amount and terms of the settlement are confidential. We do not expect, based on the conditional agreement, the resolution of this matter to have a material impact on our financial statements.
      We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2005, we had recorded approximately $8.4 million in loss reserves for certain of these matters. In light of the reserves we recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
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

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies.
      Purchase Obligations: At October 31, 2005 we had non-cancellable commitments to purchase goods and services valued at $26.8 million, including items such as inventory and information technology support.
      Other Contingencies: As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreement, primarily related to income tax contingencies or working capital adjustments. At this time, none of those obligations are probable or estimable.
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

Segment Information
      We have two reportable segments: the Broadband Infrastructure and Access segment and the Professional Services segment. Broadband Infrastructure and Access products consist of:

•	Connectivity systems and components that provide the infrastructure to wireline, wireless, cable, broadcast and enterprise networks to connect high-speed Internet, data, video and voice services over copper, coaxial and fiber-optic cables, and

•	Access systems used in the “last mile/kilometer” of wireline and wireless networks to deliver high-speed Internet, data and voice services.
      Professional Services (previously known as Integrated Solutions) provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
      As a result of our KRONE acquisition, we implemented reporting at a regional level in addition to reporting at a business unit level during fiscal 2005. Business unit level reports present results through contribution margin. Regional level reports present fully allocated results to the operating income level, before restructuring costs. For presentation purposes, we have allocated regional and corporate costs beyond contribution margin to the segment disclosures below in order to arrive at fully-allocated operating income for the segment. These allocations were made based on associated revenues. Assets are not allocated to the segments. Accounting policies used by the segments are the same as those described in Note 1.
      Intersegment sales of $42.9 million, $22.9 million and $16.3 million, and operating income of $30.7 million, $17.6 million and $14.2 million are eliminated from Professional Services for the fiscal years ended October 31, 2005, 2004 and 2003. These intersegment sales primarily represent products of Broadband Infrastructure and Access sold by the Professional Services segment.
      No single country has property and equipment sufficiently material to disclose. Our largest customer accounted for 12.5%, 13.5% and 12.9% of our sales in fiscal 2005, 2004 and 2003, respectively. Revenue from this customer is included in both the Broadband Infrastructure and Access and the Professional Services segments.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth net sales information for each of our functional operating segments described above (in millions):

	2005	2004	2003

Infrastructure Products (Connectivity)	$804.4	$472.8	$283.0
Access Products (Wireline and Wireless)	139.0	150.9	161.3
Eliminations, Divested Entities and Other	0.5	2.1	3.1

Broadband Infrastructure and Access	943.9	625.8	447.4

Professional Services	225.3	147.6	132.4

Total	$1,169.2	$773.4	$579.8

      The following table sets forth certain financial information for each of our functional operating segments described above (in millions):

	Broadband
	Infrastructure	Professional
Segment Information	and Access	Services	Consolidated

	(In millions)
2005
External sales:
Products	$943.9	$54.0	$997.9
Services	—	171.3	171.3

Total external sales	$943.9	$225.3	$1,169.2

Contribution margin	291.5	14.8	—
Depreciation and amortization	$58.3	$8.9	$67.2
Operating income (loss)	$99.3	$(27.0)	$72.3
2004
External sales:
Products	$625.8	$55.4	$681.2
Services	—	92.2	92.2

Total external sales	$625.8	$147.6	$773.4

Contribution margin	207.1	8.5	—
Depreciation and amortization	$32.7	$8.7	$41.4
Operating income (loss)	$58.3	$(33.7)	$24.6
2003
External sales:
Products	$447.4	$37.3	$484.7
Services	—	95.1	95.1

Total external sales	$447.4	$132.4	$579.8

Contribution margin	120.4	18.6	—
Depreciation and amortization	$41.9	$11.5	$53.4
Operating loss	$(37.7)	$(16.3)	$(54.0)

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Regional Information
      As a result of our KRONE acquisition, we implemented reporting at a regional level during fiscal 2005. Operating income by region is fully allocated for all costs except restructuring costs. The following table sets forth operating income by region for fiscal 2005 (in millions).
2005 Regional Operating Income

Americas	$59.6
EMEA	16.3
Indo-Pac	13.7
Asia	(1.5)

Subtotal	88.1
Intercompany elimination	(1.1)

Operating income before restructuring costs	87.0
Restructuring costs	(14.7)

Operating income after restructuring costs	$72.3

Geographic Information
      The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment (in millions):

Geographic Sales Information	2005	2004	2003

	(In millions)
Inside the United States	$639.0	$467.5	$436.5
Outside the United States:
Asia Pacific (China, Hong Kong, and Korea, Australia, India, Japan, and Southeast Asia)	102.7	52.9	16.3
EMEA (Europe (Excluding Germany), Middle East, and Africa)	175.3	107.3	82.1
Germany	167.4	78.0	—
Americas (Canada, Central and South America)	84.8	67.7	44.9

Total	$1,169.2	$773.4	$579.8

Property and Equipment, Net:
Inside the United States	$141.6	$144.1	$145.4
Outside the United States	79.5	88.4	29.5

Total	$221.1	$232.5	$174.9

Note 16:	Impairment, Restructuring, and Other Disposal Charges
      During fiscal 2005, 2004 and 2003, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities, other disposal charges associated with inventory write-offs and certain administrative charges related to product line divestitures. We recorded impairment and restructuring charges of $8.7 million, $10.9 million and $34.3 million during fiscal 2005, 2004 and 2003, respectively, to our

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Broadband Infrastructure and Access segment. We recorded impairment and restructuring charges of $6.3 million, $2.7 million and $8.9 million during fiscal 2005, 2004 and 2003, respectively, to our Professional Services segment. The impairment, restructuring and other disposal charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for 2005, 2004 and 2003, respectively (in millions):

	Impairment	Restructuring
Fiscal 2005	Charges	Charges	Total

Employee severance costs	$—	$11.2	$11.2
Facilities consolidation and lease termination	—	3.5	3.5
Fixed asset write-downs	0.3	—	0.3

Total	$0.3	$14.7	$15.0

	Impairment	Restructuring
Fiscal 2004	Charges	Charges	Total

Employee severance costs	$—	$9.3	$9.3
Facilities consolidation and lease termination	—	2.6	2.6
Fixed asset write-downs	1.7	—	1.7

Total	$1.7	$11.9	$13.6

	Impairment	Restructuring
Fiscal 2003	Charges	Charges	Total

Employee severance costs	$—	$23.5	$23.5
Facilities consolidation and lease termination	—	4.1	4.1
Fixed asset write-downs	15.6	—	15.6

Total	$15.6	$27.6	$43.2

      Impairment Charges: As a result of our intention to sell, scale-back or exit non-strategic businesses, we regularly evaluate our goodwill and property and equipment assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 142, “Goodwill and other Intangible Assets.” As a result of applying SFAS No. 144 to our property and equipment, non-cash impairment charges have been required. For fiscal 2005, 2004 and 2003, we recorded impairment charges of $0.3 million, $1.7 million and $15.6 million, respectively.
      Restructuring Charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2005, 2004 and 2003, we terminated the employment of approximately 500, 200 and 1,300 employees, respectively, through reductions in force. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted both of our business segments.
      Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. We incurred charges of $6.2 million and $16.0 million for the fiscal years ended October 31, 2005 and October 31, 2004, respectively, primarily due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table provides detail on the activity and our remaining restructuring accrual balance by category as of 2005, 2004 and 2003 (in millions):

	Accrual	Discontinued	Continuing		Accrual
	October 31,	Operations	Operations	Cash	October 31,
Type of Charge	2004	Net Additions	Net Additions	Charges	2005

Employee severance costs	$9.6	$0.1	$11.2	$12.2	$8.7
Facilities consolidation	28.8	2.7	3.5	10.4	24.6

Total	$38.4	$2.8	$14.7	$22.6	$33.3

	Accrual	Discontinued	Continuing		Accrual
	October 31,	Operations	Operations	Cash	October 31,
Type of Charge	2003	Net Additions	Net Additions	Charges	2004

Employee severance costs	$3.0	$4.5	$9.3	$7.2	$9.6
Facilities consolidation	26.1	13.4	2.6	13.3	28.8

Total	$29.1	$17.9	$11.9	$20.5	$38.4

      Included in the October 31, 2004 accrual balance of $38.4 million is $4.4 million related to reserves acquired with the KRONE acquisition, of which $4.1 million was paid as of October 31, 2005.
      We expect that substantially all of the remaining $8.7 million of cash expenditures relating to employee severance costs incurred through October 31, 2005 will be paid by the end of fiscal 2006. Of the $24.6 million to be paid for the consolidation of facilities, we expect that approximately $10.0 million will be paid from unrestricted cash in fiscal 2006, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
      During the fiscal year ended October 31, 2005, we sold three properties previously classified as held for sale, for proceeds of $8.0 million and a net gain of $1.5 million.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 17:	Quarterly Financial Data (Unaudited in millions, except earnings per share)

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter	Total

2005
Net Sales	$240.6		$312.4	$314.6	$301.6	$1,169.2
Net Sales Outside the United States	121.4		137.3	135.1	136.4	530.2
Gross Profit	82.1		116.9	115.8	106.1	420.9
Income (Loss) Before Income Taxes	15.1		37.1	35.6	4.9	92.7
Provision (Benefit) for Income Taxes	1.0		2.3	1.5	2.4	7.2
Income (Loss) From Continuing Operations	14.1		34.8	34.1	2.5	85.5
Discontinued Operations, Net of Tax	38.4		(1.4)	(10.2)	(1.6)	25.2

Net Income (Loss)	$52.5	(1)	$33.4 (2)	$23.9 (3)	$0.9 (4)	$110.7

Average Common Shares Outstanding — Basic	115.6		115.7	116.0	116.5	116.0

Average Common Shares Outstanding — Diluted	115.9		130.5	131.4	117.7	131.1

Basic Income (Loss) Per Share:
Continuing operations	$0.12		$0.30	$0.29	$0.02	$0.74

Discontinued operations	$0.33		$(0.01)	$(0.09)	$(0.01)	$0.21

Net Income (Loss)	$0.45		$0.29	$0.20	$0.01	$0.95

Diluted Income (Loss) Per Share:
Continuing operations	$0.12		$0.28	$0.28	$0.02	$0.72

Discontinued operations	$0.33		$(0.01)	$(0.08)	$(0.01)	$0.19

Net Income (Loss)	$0.45		$0.27	$0.20	$0.01	$0.91

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter		Total

2004
Net Sales	$134.1		$150.7		$224.9		$263.7		$773.4
Net Sales Outside the United States	37.4		42.9		101.4		124.1		305.8
Gross Profit	53.8		62.5		85.8		100.2		302.3
Income (Loss) Before Income Taxes	16.8		(2.1)		4.1		16.8		35.6
Provision (Benefit) for Income Taxes	(0.1)		0.6		0.3		1.2		2.0
Income (Loss) From Continuing Operations	16.9		(2.7)		3.8		15.6		33.6
Discontinued Operations, Net of Tax	(19.3)		(23.9)		(18.1)		44.1		(17.2)

Net Income (Loss)	$(2.4	)(5)	$(26.6	)(6)	$(14.3	)(7)	$59.7	(8)	$16.4

Average Common Shares Outstanding — Basic	115.3		115.4		115.6		115.6		115.5

Average Common Shares Outstanding — Diluted	130.3		115.4		116.0		130.0		116.0

Basic Income (Loss) Per Share:
Continuing operations	$0.15		$(0.02)		$0.03		$0.13		$0.29

Discontinued operations	$(0.17)		$(0.21)		$(0.15)		$0.39		$(0.15)

Net Income (Loss)	$(0.02)		$(0.23)		$(0.12)		$0.52		$0.14

Diluted Income (Loss) Per Share:
Continuing operations	$0.14		$(0.02)		$0.03		$0.13		$0.29

Discontinued operations	$(0.15)		$(0.21)		$(0.15)		$0.34		$(0.15)

Net Income (Loss)	$(0.01)		$(0.23)		$(0.12)		$0.47		$0.14

(1)	Includes $3.1 million restructuring charges and $9.0 million gain on the sale of a notes receivable.

(2)	Includes $3.2 million restructuring charges and $0.1 million impairment charges.

(3)	Includes $1.0 million restructuring charges.

(4)	Includes $7.4 million restructuring charges and $0.2 million impairment charges.

(5)	Includes $1.7 million restructuring charges; $4.4 million nonoperating gain on sale of investments; and $3.5 million net nonoperating gain for divested product lines.

(6)	Includes $10.1 million restructuring charges and $1.5 million impairment charges.

(7)	Includes $0.6 million restructuring charges.

(8)	Includes $(0.5) million restructuring charges (reversal) and $0.2 million impairment charges.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Fiscal Year
      Our quarters end on the last Friday of the calendar month for the respective quarter end. Our fiscal year end is October 31. As a result, any quarter may have greater or fewer days than other quarters in a fiscal year.

Discontinued Operations
      We sold our business related to our Metrica service assurance software group in the first quarter of fiscal 2005 and our SIUK business in the third quarter of fiscal 2005. During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” these businesses were classified as discontinued operations in fiscal 2005 and 2004. The financial results are reported separately as discontinued operations for all periods presented.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.
      During the last quarter of fiscal 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2005. That evaluation excluded the business operations of Fiber Optic Network Solutions Corp. and its subsidiaries and OpenCell, Corp., both of which were acquired in fiscal 2005. The acquired business operations excluded from the evaluation together constituted 11% and 21% of total and net assets, respectively, as of October 31, 2005 and 1% and 6% of revenues and net income, respectively, for the year then ended. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of October 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ADC Telecommunications, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fiber Optic Network Solutions, Corp. and subsidiaries and OpenCell, Corp., both of which are included in the October 31, 2005 consolidated financial statements of ADC Telecommunications, Inc. and subsidiaries and together constituted 11% and 21% of total and net assets, respectively, as of October 31, 2005 and 1% and 6% of revenues and net income, respectively, for the year then ended. Management’s evaluation of the effectiveness of the company’s internal control over financial reporting excluded the business operations of these entities acquired during fiscal 2005. Our audit of internal control over financial reporting of ADC Telecommunications, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Fiber Optic Network Solutions, Corp. and subsidiaries and OpenCell, Corp.
      In our opinion, management’s assessment that ADC Telecommunications, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ADC Telecommunications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareowners’ investment, and cash flows for each of the three years in the period ended October 31, 2005, and our report dated January 12, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP
Minneapolis, Minnesota
January 12, 2006

Item 9B.	OTHER INFORMATION
      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The disclosure under part I of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.
      The sections entitled “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2006 Annual Meeting of Shareowners, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this Form 10-K by reference.
      We have adopted a financial code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other ADC employees. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. The Internet address for our website is http://www.adc.com, and the financial code of ethics may be found at www.adc.com/investorrelations/corporate governance.
      We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

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
      The following table summarizes share and exercise price information about our equity compensation plans as of October 31, 2005:
Equity Compensation Plan Information

	Number of
	Securities to be
	Issued Upon	Weighted-Average	Number of Securities Remaining
	Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities Reflected in
Plan Category	and Rights	and Rights	the Second Column)

Equity compensation plans approved by security holders(1)	6,369,575	$26.7237	13,194,101
Equity compensation plans not approved by security holders(2)	435,335	$61.5760	0

Total	6,804,910	$28.9534	13,194,101

(1)	Includes options and rights granted and shares that may become the subject of future awards under our Global Stock Incentive Plan to either employees or non-employee directors. Specifically, 13,194,101 shares may become the subject of future awards as of October 31, 2005.

(2)	Includes options granted under the following plans that have not been approved by our shareowners: (a) the 2001 Special Stock Option Plan (the “2001 Special Plan”) as described below and (b) plans established by us in connection with our acquisitions of each of the following companies: CommTech Corporation in fiscal 2001; PairGain Technologies, Inc. in fiscal 2000; and Saville Systems Plc in fiscal 1999 (collectively, the “Acquisition Plans”). In certain instances the plans of the acquired companies that the Acquisition Plans replaced were approved by the shareowners of the acquired companies. Each Acquisition Plan was established by us to preserve the benefit of the outstanding options of the company we were acquiring on the same general terms and conditions under which these options were initially granted. At the time we completed an acquisition, the options then outstanding under the acquired company’s option plan were converted into options to purchase ADC common stock using an agreed conversion ratio under the applicable Acquisition Plan. No future options will be issued under any of the Acquisition Plans. As of October 31, 2005, options to purchase an aggregate of 196,316 shares of common stock at a weighted average price of $90.3533 and an average remaining term of approximately 3.11 years were outstanding under the Acquisition Plans.

      The 2001 Special Plan was adopted by our Board of Directors to address acute retention and compensation considerations associated with the economic downturn in the telecommunications industry that began in 2001. The 2001 Special Plan was designed to assist us in retaining and incenting our non-executive employees. Officers and directors of ADC were not eligible to receive awards under this plan. Under the 2001 Special Plan, we made a one-time grant of options to purchase an aggregate of 1,360,620 shares on December 7, 2001, to non-executive employees. These options were granted with an exercise price equal to the fair market value of our shares on the date of grant. As of October 31, 2005, options to purchase 239,019 shares of common stock with a weighted average exercise price of $37.9400 were outstanding.
      The terms and conditions of awards under the 2001 Special Plan were consistent with the terms and conditions of options granted under our shareowner-approved Global Stock Incentive Plan. All options granted under the 2001 Special Plan vested with respect to one-third of the grant on the first anniversary of the grant date, with the remaining options vesting in 12.5% increments on the last day of each successive three-month period as long as the award recipients remained employed as of those dates. The options became fully vested as of December 7, 2004, and have a ten-year term.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The section of the Proxy Statement entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Registered Public Accounting Firm” are incorporated in this Form 10-K by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Listing of Financial Statements
      The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K:
      Report of Independent Registered Public Accounting Firm
      Consolidated Statements of Operations for the years ended October 31, 2005, 2004 and 2003
      Consolidated Balance Sheets as of October 31, 2005 and 2004
      Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2005, 2004 and 2003
      Consolidated Statements of Cash Flows for the years ended October 31, 2005, 2004 and 2003
      Notes to Consolidated Financial Statements
      Five-Year Selected Consolidated Financial Data for the years ended October 31, 2001 through October 31, 2005, is located in Item 6 of this Form 10-K
Listing of Financial Statement Schedules
      The following schedules are filed with this report and can be found starting on page 89 of this form 10-K:
      Schedule II — Valuation of Qualifying Accounts and Reserves
      Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
Listing of Exhibits
      See Exhibit Index on page 90 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.

By:	/s/ Robert E. Switz

Robert E. Switz
President and Chief Executive Officer
Dated: January 13, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz Robert E. Switz		President and Chief Executive Officer (principal executive officer)	Dated: January 13, 2006

/s/ Gokul V. Hemmady Gokul V. Hemmady		Vice President and Chief Financial Officer (principal financial officer)	Dated: January 13, 2006

/s/ James G. Mathews James G. Mathews		Vice President and Controller (principal accounting officer)	Dated: January 13, 2006

John A. Blanchard III*		Director
John J. Boyle III*		Director
James C. Castle*		Director
Mickey P. Foret*		Director
J. Kevin Gilligan*		Director
B. Kristine Johnson*		Director
Lois M. Martin*		Director
William R. Spivey*		Director
Jean-Pierre Rosso*		Director
John E. Rehfeld*		Director
Larry W. Wangberg*		Director
John D. Wunsch*		Director

*By:	/s/ Gokul V. Hemmady Gokul V. Hemmady Attorney-in-Fact		Dated: January 13, 2006

ADC TELECOMMUNICATIONS
SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year

	(In millions)
Fiscal 2005
Allowance for doubtful accounts & notes receivable	$42.4	$—	$(3.0)	$18.6	$20.8
Inventory reserve	41.9	0.3	5.7	12.2	35.7
Warranty accrual	14.4	—	2.7	6.3	10.8
Fiscal 2004
Allowance for doubtful accounts & notes receivable	$48.4	$7.5	$(2.7)	$10.8	$42.4
Inventory reserve	32.2	16.9	(0.4)	6.8	41.9
Warranty accrual	10.4	5.3	4.0	5.3	14.4
Fiscal 2003
Allowance for doubtful accounts & notes receivable	$35.8	$—	$4.5	$(8.1)	$48.4
Inventory reserve	81.9	—	—	49.7	32.2
Warranty accrual	10.5	—	5.7	5.8	10.4

EXHIBIT INDEX
      The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit
Number		Description

2	-a	Share Purchase Agreement, dated March 25, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated June 2, 2004.)

2	-b	First Amendment to Share Purchase Agreement, dated May 18, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated June 2, 2004.)

2	-c	Acquisition Agreement, dated May 24, 2004 among ADC Telecommunications, Inc., BigBand Networks, Inc. and ADC Broadband Access Systems, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 13, 2004.)

2	-d	Acquisition Agreement, dated June 3, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated September 2, 2004.)

2	-e	First Amendment to the Acquisition Agreement, dated August 27, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated September 2, 2004.)

2	-f	Acquisition Agreement, dated October 22, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated November 26, 2004.)

2	-g	Amendment No. 1 to Acquisition Agreement, dated November 19, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated November 26, 2004.)

2	-h	Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 21, 2005.)

2	-i	First Amendment to Agreement and Plan of Merger, dated August 16, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated August 16, 2005.)

3	-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3	-b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4	-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4	-b	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

Exhibit
Number		Description

4	-c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4	-d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10	-a*	ADC Telecommunications, Inc. Global Stock Incentive Plan, as amended and restated through August 1, 2005.

10	-b	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2004. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)

10	-c	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2005. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)

10	-d	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2006. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated November 18, 2005.)

10	-e	ADC Telecommunications, Inc. Executive Incentive Exchange Plan, as amended and restated effective as of November 1, 2001. (Incorporated by reference to Exhibit 10-g to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)

10	-f	Amendment 1 to the ADC Telecommunications, Inc. Executive Incentive Exchange Plan, effective as of November 1, 2002. (Incorporated by reference to Exhibit 10-g to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10	-g	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-I to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)

10	-h	ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10	-i	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10	-j	ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002. (Incorporated by reference to Exhibit 10-k to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10	-k	Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10	-l	First Amendment to the Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-a to ADC’s Current Report on Form 8-K dated November 18, 2005.)

10	-m	ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10	-n	Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10	-o	Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

Exhibit
Number		Description

10	-p	ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10	-q	Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10	-r	ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement), as amended and restated effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-r to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)

10	-s	First Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of February 26, 2002. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10	-t	Second Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of April 1, 2003. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10	-u	Third Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of January 1, 2003. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10	-v*	Fourth Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of January 1, 2006.

10	-w*	Fifth Amendment of ADC Telecommunications, Inc. 401(k) Excess Plan (2002 Restatement) dated as of January 1, 2006.

10	-x	Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10	-y	ADC Telecommunications, Inc. Executive Management Incentive Plan. (Incorporated by reference to Exhibit 10-jj to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)

10	-z	ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004, and amended as of May 10, 2005. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

10	-aa	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)

10	-bb	Letter Agreement of employment between ADC Telecommunications, Inc. and Michael K. Pratt dated April 25, 2002, that includes severance arrangements. (Incorporated by reference to Exhibit 10-y to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)

10	-cc	KRONE Acquisition Key Employee Retention Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10	-ee	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10	-ff	Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC’s 2002 fiscal year. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10	-gg*	Form of Restricted Stock Unit Award Agreement used for grants to employee under the Global Stock Incentive Plan.

Exhibit
Number		Description

10	-hh	Form of Restricted Stock Unit Award Agreement used for non-employee directors under the Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10	-ii	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10	-jj	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-e to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10	-kk	Form of Nonqualified Stock Option Agreement used for non-employee directors under the Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10	-ll	Form of Nonqualified Stock Option Agreement used for non-employee directors under the Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10	-mm	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to non-employee Directors of ADC with respect to Restricted Stock Unit awards made under the Compensation Plan for non-employee directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated February 1, 2005.)

12	-a*	Computation of Ratio of Earnings to Fixed Charges.

21	-a*	Subsidiaries of ADC Telecommunications, Inc.

23	-a*	Consent of Ernst & Young LLP.

24	-a*	Power of Attorney.

31	-a*	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).

31	-b*	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).

32*		Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.