Form 10-Q
period 2006-01-27
ADC TELECOMMUNICATIONS INC
filed 2006-03-02
CIK 61478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2006
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES ☑	NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.20 par value: 117,101,660 shares as of February 28, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
(In millions)

	January 27,	October 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$99.1	$110.1
Available-for-sale securities	338.8	335.3
Accounts receivable, net of reserves of $10.1 and $9.6, respectively	185.3	195.6
Unbilled revenue	32.6	38.1
Inventories, net of reserves of $36.0 and $35.7, respectively	142.8	140.5
Prepaid and other current assets	44.1	33.4

Total current assets	842.7	853.0

Property and equipment, net of accumulated depreciation of $362.0 and $351.2, respectively	218.1	221.1
Restricted cash	22.2	23.6
Goodwill	240.2	240.5
Intangibles, net of accumulated amortization of $43.5 and $35.5, respectively	158.7	165.0
Available-for-sale securities	11.0	12.1
Other assets	21.8	19.7

Total assets	$1,514.7	$1,535.0

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$81.4	$77.4
Accrued compensation and benefits	50.2	80.9
Other accrued liabilities	73.4	78.8
Income taxes payable	16.2	15.9
Restructuring accrual	29.5	33.3
Notes payable	0.1	0.3

Total current liabilities	250.8	286.6

Pension obligations and other long-term liabilities	80.9	74.5
Long-term notes payable	400.0	400.0

Total liabilities	731.7	761.1

Shareowners’ Investment:
(117.0 and 116.6 shares outstanding, respectively)	783.0	773.9

Total liabilities and shareowners’ investment	$1,514.7	$1,535.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In millions, except per share amounts)

	Three Months Ended
	January 27, 2006	January 28, 2005
Net Sales:
Product	$240.5	$199.7
Service	39.7	40.9

Total net sales	280.2	240.6

Cost of Sales:
Product	158.2	120.4
Service	36.4	38.1

Total cost of sales	194.6	158.5

Gross Profit	85.6	82.1

Operating Expenses:
Research and development	19.0	15.2
Selling and administration	69.0	60.9
Restructuring charges	1.4	3.1

Total operating expenses	89.4	79.2

Operating (Loss) Income	(3.8)	2.9

Other Income, Net	2.7	12.2
(Loss) income before income taxes	(1.1)	15.1
Provision for income taxes	1.3	1.0

(Loss) income from continuing operations	(2.4)	14.1

Discontinued Operations, Net of Tax
Income from discontinued operations	—	2.2
Gain on sale of discontinued operations, net	—	36.2

Total Discontinued Operations	—	38.4

(Loss) earnings before the cumulative effect of a change in accounting principle	(2.4)	52.5
Cumulative effect of a change in accounting principle	0.6	—

Net (Loss) Income	$(1.8)	$52.5

Weighted Average Common Shares Outstanding (Basic)	116.7	115.6

Weighted Average Common Shares Outstanding (Diluted)	116.7	115.9

Basic (Loss) Earnings Per Share:
Continuing operations	$(0.02)	$0.12

Discontinued operations	$—	$0.33

Cumulative effect of a change in accounting principle	$—	$—

Net (loss) income per share	$(0.02)	$0.45

Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.02)	$0.12

Discontinued operations	$—	$0.33

Cumulative effect of a change in accounting principle	$—	$—

Net (loss) income per share	$(0.02)	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In millions)

	Three Months Ended
	January 27, 2006	January 28, 2005
Operating Activities:
Net (loss) income from continuing operations	$(2.4)	$14.1
Adjustments to reconcile net (loss) income from continuing operations to net cash used by operating activities from continuing operations:
Depreciation and amortization	16.6	13.9
Change in bad debt reserves	1.0	(0.4)
Non-cash stock compensation	3.4	0.7
Change in deferred income taxes	1.4	0.6
Loss (Gain) on sale of property and equipment	0.7	(0.6)
Other, net	(2.2)	(12.3)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	8.8	15.9
Inventories	(1.4)	(10.0)
Prepaid and other assets	(6.6)	(4.0)
Accounts payable	3.4	(1.2)
Accrued liabilities	(39.1)	(34.9)
Pension liabilities	2.7	1.2

Total cash used by operating activities from continuing operations	(13.7)	(17.0)
Total cash provided by operating activities from discontinued operations	—	0.7

Total cash used by operating activities	(13.7)	(16.3)

Investing Activities:
Divestitures, net of cash disposed	—	33.6
Property and equipment additions	(5.1)	(4.6)
Proceeds from disposal of property and equipment	—	3.1
Change in restricted cash	1.5	(3.0)
Purchases of available-for-sale securities	(135.5)	(270.9)
Sale of available-for-sale securities	133.4	278.7
Other	0.3	—

Total cash (used by) provided by investing activities	(5.4)	36.9

Financing Activities:
Common stock issued	5.9	0.9

Total cash provided by financing activities	5.9	0.9

Effect of Exchange Rate Changes on Cash	2.2	0.2

(Decrease) Increase in Cash and Cash Equivalents	(11.0)	21.7
Cash and Cash Equivalents, beginning of period	110.1	66.2

Cash and Cash Equivalents, end of period	$99.1	$87.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1 — Basis of Presentation:
          These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the quarter ended January 27, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2005.
          During the third quarter of fiscal 2005 we classified our ADC Systems Integration UK Limited (“SIUK”) business as a discontinued operation. The financial results of SIUK are reported separately as a discontinued operation for all periods presented.
          Fiscal Year
          Our quarters end on the last Friday of the calendar month for the respective quarter end, except for our fiscal year, which ends October 31. As a result, our fourth quarter may have greater days than previous quarters in a fiscal year.
          Recently Issued Accounting Pronouncements
          As of November 1, 2005 we adopted SFAS No.123(R), “Share-Based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), our operating income for the three months ended January 27, 2006 was reduced by $3.4 million. In addition, we recognized an increase to net income of $0.6 million related to the cumulative effect of a change in accounting principle as of November 1, 2005. Refer to Note 2 for additional information.
          Summary of Significant Accounting Policies
          A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2005. As of November 1, 2005 we began recognizing and measuring our share-based compensation in accordance with SFAS 123(R). Prior to adoption of SFAS 123(R), we recognized and measured our share-based compensation in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Refer to Note 2 for additional information.
          Reverse Stock Split
          On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-Q. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who would otherwise be entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split adjusted price of one share of ADC’s common stock. As a result, we have a treasury stock balance of 4,272 shares at $16.10 per share. The treasury stock balance is included as a reduction to the common shares and a reduction to paid-in capital.
          Warranty
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

          The following table provides detail on the activity in the warranty reserve accrual balance as of January 27, 2006:

	Accrual	Charged to other	Charged to costs	Deductions	Accrual
	October 31, 2005	accounts	and expenses	(write-off’s)	January 27, 2006
			(In millions)
Warranty Reserve	$10.8	$—	$2.5	$1.8	$11.5
Note 2 – Share-Based Compensation:
          On November 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock units and restricted stock awards based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2006.
          We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of November 1, 2005, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended January 27, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results as of January 27, 2006 are not directly comparable to the same period in the prior year.
          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Compensation expense for the share-based payment awards granted subsequent to November 1, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.
          Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Consolidated Statements of Operations, other than as related to restricted stock units and restricted stock awards, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
          For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.
          Share-based compensation recognized under SFAS 123(R) for the three months ended January 27, 2006 was $3.4 million. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation of $0.7 million for the three months ended January 28, 2005 was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in the first quarter of fiscal 2005.

          The following table details the impact of adopting SFAS 123(R) during the most recent quarter:

Three Months
Ended
January 27, 2006
(In millions, except
per share amounts)
Effect on Income Before Tax	$(2.8)

Effect on Income From Continuing Operations	(2.8)
Cumulative Effect of Change in Accounting Principle	0.6

Net Income	$(2.2)

Basic and Diluted Earnings Per Share	(0.02)
          As a result of applying SFAS 123(R), operating income for the quarter was reduced by $3.4 million. This consisted of compensation expense of $2.8 million related to employee stock options and $0.6 million related to restricted stock units and restricted stock awards. In addition, we recognized an increase to net income of $0.6 million related to the cumulative effect of a change in accounting principle as of November 1, 2005. This is a result of recognizing compensation expense in the prior periods related to our restricted stock units and our restricted stock awards under SFAS 123. In accordance with SFAS 123, we recognized compensation cost assuming all awards will vest and reversed recognized compensation cost for forfeited awards only when the awards were actually forfeited. SFAS 123(R) requires an estimate of forfeitures, resulting from the failure to satisfy service or performance conditions, when recognizing compensation cost.
          As required by SFAS 123(R), we have presented disclosures of our pro forma income and income per share for both basic and diluted shares for prior periods assuming the estimated fair value of the options granted prior to November 1, 2005 was amortized to expense over the option-vesting period as illustrated below.

Three Months
Ended
January 28, 2005
(In millions, except
per share amounts)
Net income as reported	$52.5
Plus: Share-based employee compensation included in reported income	0.7
Less: Stock compensation expense – fair value based method	(4.6)

Pro forma net income	$48.6

Income Per Share
As reported — Basic and diluted	$0.45

Pro forma — Basic and diluted	$0.42

          We maintain a Global Stock Incentive Plan (“GSIP”), the 2001 Special Stock Option Plan ( “2001 Special Plan”) and various other plans established by us in connection with certain of our acquisitions (“Acquisition Plans”). These are collectively referred to as our share-based compensation plans. The 2001 Special Plan and Acquisition Plans have not been approved by our shareholders and we will not grant any further awards under any of these plans in the future.
          We use our GSIP to grant various stock awards, including stock options at fair market value, restricted stock units and restricted stock awards, to key employees and to our non-employee directors. Restricted stock units are a grant of the right to receive shares of common stock upon the vesting of the restricted stock unit. These units incrementally vest over four years following the date of issuance. Restricted stock awards are grants of common stock, which cannot be transferred until vesting is achieved. A maximum of 21.3 million stock awards can be granted under the GSIP, of which restricted stock awards and restricted stock units are limited to 4.3 million shares. As of January 27, 2006, 12.2 million shares were available for stock awards, inclusive of 3.2 million shares available for issuance as restricted stock awards and restricted stock units. All stock options granted under the GSIP were made at fair market value. Stock options granted under the GSIP vest over a four-year period.
          During the quarter ended January 27, 2006, we granted 302,335 restricted stock units subject to a three-year cliff-vesting period and an earnings per share performance threshold. The performance threshold requires that our aggregate diluted pre-tax earnings per share for our fiscal years ended October 31, 2006, 2007, and 2008 reach a targeted amount, subject to certain conditions. For purposes of SFAS 123(R), these restricted stock units are being recognized on a straight-line basis from the grant date because we currently believe we will achieve the performance conditions.

          The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards/Units
	(In millions)		(In millions)
Outstanding at October 31, 2005	6.8	$ 28.95	0.4
Granted	0.9	23.87	0.3
Exercised	(0.3)	(16.71)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.3)	(33.95)	—

Outstanding at January 27, 2006	7.1	28.72	0.6

Exercisable at October 31, 2005	4.6	33.70	—

Exercisable at January 27, 2006	4.6	$ 33.00	—

          As of January 27, 2006, there were options to purchase 2.0 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $21.07. The following table contains details regarding our outstanding stock options as of January 27, 2006:

			Weighted Average
Range of			Remaining			Weighted
Exercise Prices		Number	Contractual Life	Weighted Average		Average
Between		Outstanding	(In Years)	Exercise Price	Number Exercisable	Exercise Price

$8.05	$15.68	276,194	7.34	$13.05	223,517	$12.56
15.75	15.82	975,044	6.84	15.82	974,687	15.82
16.03	18.62	628,699	7.93	17.12	309,798	16.99
18.69	18.76	905,702	8.89	18.76	215,077	18.76
19.11	19.81	749,154	5.17	19.78	718,455	19.79
20.02	23.45	701,695	8.13	20.61	217,307	20.77
23.91	23.91	904,881	9.88	23.91	—	—
24.01	30.59	731,409	5.73	29.59	730,604	29.60
31.08	61.25	724,530	3.98	44.30	714,132	44.23
61.47	293.56	486,087	3.42	106.92	486,087	106.92

$8.05	$293.56	7,083,395	6.92	$28.72	4,589,664	$33.00

          For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes Model. The weighted average estimated fair value of employee stock options granted during the three months ended January 27, 2006 and January 28, 2005 was $12.71 and $9.72 per share, respectively, using the Black-Scholes Model with the following weighted average assumptions:

	Three Months Ended
	January 27,	January 28,
	2006	2005
Expected volatility	57.83%	59.31%
Risk free interest rate	4.30%	3.67%
Expected dividends	—	—
Expected life (in years)	4.92	4.59
          We based our estimate of expected volatility for fiscal 2006 on monthly historical trading data of our common stock from July 2001 through January 27, 2006.
          Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the employee stock awards.
          We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term.
          Forfeitures were estimated based on historical experience.
          If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
          As of January 27, 2006, we have approximately $24.7 million of total compensation cost related to nonvested awards not yet recognized. We expect to recognize these costs over a weighted average period of 3.0 years.

Note 3: Acquisitions:
          On August 26, 2005, we completed the acquisition of Fiber Optic Network Solutions Corp (“FONS”), a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. In this transaction, we acquired all of the outstanding shares of FONS in exchange for cash paid of $166.1 million (net of cash acquired) and assumed certain liabilities of FONS. Of the purchase price, $34 million is held in escrow for up to two years to address potential indemnification claims of ADC. Additionally, we placed $6.7 million into a trust account to be paid to FONS employees over the course of nine months following the close of the transaction. We acquired $83.3 million of intangible assets as part of the purchase. $3.3 million was allocated to in-process research and development for new technology development which was immediately written-off. Goodwill of $70.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes. With the addition of FONS, we became one of the largest suppliers of fiber-to-the-X (i.e., the deployment of fiber-based networks closer to the ultimate consumer, which is sometimes referred to as “FTTX”), solutions in the United States according to proprietary market share estimates. The results of FONS, subsequent to August 26, 2005, are included in our results of operations.
          On May 6, 2005, we completed the acquisition of OpenCell, Corp (“OpenCell”), a manufacturer of digital fiber-fed Distributed Antenna Systems and shared multi-access radio frequency network equipment. We purchased OpenCell from Crown Castle International Corp. for $7.1 million in cash and assumed certain liabilities. The acquisition of OpenCell allows us to incorporate OpenCell’s technology into our existing Digivance wireless solutions, which are used by wireless carriers to extend network coverage and accommodate ever-growing capacity demands. The results of OpenCell, subsequent to May 6, 2005, are included in our results of operations.
          Unaudited pro forma consolidated results of continuing operations for the three months ended January 28, 2005, as though the acquisitions of FONS and OpenCell had taken place at the beginning of such period, are:

Three Months Ended
January 28, 2005
(In millions, except
per share amounts)
Net sales	$259.1
Income from continuing operations	15.3
Net income	53.7

Income from continuing operations per share—basic and diluted	0.13

Net income per share—basic and diluted	$0.46

          The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions taken place at the beginning of the period presented or the results which may occur in the future.
Note 4 — Discontinued Operations:
          The financial results of the businesses described below are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     SIUK
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
          In the second, third and fourth quarter of fiscal 2005, we recorded adjustments to reduce the gain by $0.9 million, $1.0 million and $1.5 million, respectively, due to subsequent adjustments to the working capital balances used to determine the purchase price.

     Singl.eView
          During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million, subject to purchase price adjustments. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2004. We also agreed to provide Intec with a $6.0 million non-revolving credit facility with a term of 18 months. As of January 27, 2006, $4.0 million was drawn on the credit facility. In the first quarter of fiscal 2005, we recognized an income tax benefit of $3.1 million relating to resolution of certain income tax contingencies.
          The financial results of our SIUK, Metrica and Singl.eView businesses included in discontinued operations are:

	Three Months Ended
	January 27,	January 28,
	2006	2005
	(In millions)
Net sales	$ —	$ 4.2

Income from discontinued operations	$ —	$ 2.2
Gain on sale of subsidiaries	—	36.2

Gain from discontinued operations	$ —	$ 38.4

Note 5 – Net Income (Loss) from Continuing Operations Per Share:
          The following table presents a reconciliation of the numerators and denominators of basic and diluted (loss) income per share from continuing operations:

	Three Months Ended
	January 27,	January 28,
	2006	2005
	(In millions, except
	per share amounts)
Numerator:
Net (loss) income from continuing operations	$(2.4)	$14.1

Denominator:
Weighted average common shares outstanding – basic	116.7	115.6
Employee options and other	—	0.3

Weighted average common shares outstanding – diluted	116.7	115.9

Basic and diluted (loss) income per share from continuing operations	$(0.02)	$0.12

          Excluded from the dilutive securities described above are employee stock options to acquire 7.1 million and 5.8 million shares for the three months ended January 27, 2006, and January 28, 2005, respectively. 7.1 million shares were excluded from the three months ended January 27, 2006, as the loss from continuing operations caused any add-back of share equivalents to be anti-dilutive. 5.8 million shares for the three months ended January 28, 2005 were excluded because the exercise prices of these options were greater than the average market price of the common stock for the period and would have had an anti-dilutive effect.
          Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three months ended January 27, 2006 and January 28, 2005 because the exercise price of these warrants was greater than the average market price of our common stock.
          All shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended January 27, 2006 and January 28, 2005 because of their anti-dilutive effect. Upon achieving positive net income in a reporting period, we are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we will add back the net-of-tax interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest on the convertible notes will not be added back and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes will not be included.

Note 6 – Inventories:
     Inventories consist of:

	January 27,	October 31,
	2006	2005
	(In millions)
Purchased materials	$66.3	$66.9
Manufactured products	106.0	100.2
Work-in-process	6.5	9.1
Less: Inventory reserve	(36.0)	(35.7)

Total inventories, net	$142.8	$140.5

Note 7 – Property & Equipment:
     Property & equipment consists of:

	January 27,	October 31,
	2006	2005
	(In millions)
Land and buildings	$140.7	$137.2
Machinery and equipment	378.5	372.8
Furniture and fixtures	41.6	42.1
Less: Accumulated depreciation	(362.0)	(351.2)

Total	198.8	200.9
Construction in progress	19.3	20.2

Total property & equipment, net	$218.1	$221.1

Note 8 – Goodwill and Intangible Assets:
          We recorded $240.2 million in goodwill in connection with our acquisitions of the KRONE group (“KRONE”) and FONS. All of the goodwill derived from these acquisitions has been assigned to our Broadband Infrastructure and Access segment. Most of this goodwill is not deductible for tax purposes.
          The changes in the carrying amount of goodwill for the quarter ended January 27, 2006 are (in millions):

Balance as of October 31, 2005	$240.5
Purchase accounting adjustments	(0.3)

Balance as of January 27, 2006	$240.2

          We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting primarily of trademarks, technology and a distributor network. We recorded intangible assets of $83.3 million in connection with the acquisition of FONS, consisting primarily of customer relationships, existing technology and non-compete agreements. Another $4.7 million was recorded related to patents and a non-compete agreement purchased from OpenCell.
Note 9 — Income Taxes:
          A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in U.S. income statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. We expect to maintain a nearly full valuation allowance against our deferred tax assets until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record significant income tax expense or benefits for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets is restored on the balance sheet. Our income tax provision for the three months ended January 27, 2006 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
          As of January 27, 2006, we had $1,042.1 million of net deferred tax assets that have a nearly full valuation allowance. Therefore, such net deferred tax assets are reflected on the Condensed Consolidated Balance Sheet in Other Assets at an insignificant amount. Most of our deferred tax assets are related to U.S. income taxes and are not expected to expire until after fiscal 2021, with the exception of $225.6 million relating to capital loss carryovers that can only be utilized against realized capital gains and expire in fiscal 2009.

Note 10 — Comprehensive Income (Loss):
          Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) derives from foreign currency translation adjustments, unrealized gains (losses) on of available-for-sale (“AFS”) securities and adjustments to reflect our minimum pension liability. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each AFS security. When an AFS security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss.
          The components of accumulated other comprehensive income (loss) are:

	Three Months Ended
	January 27,	January 28,
	2006	2005
	(In millions)
Net income (loss)	$(1.8)	$52.5
Change in cumulative translation adjustment (1)	2.2	(0.2)
Unrealized gain (loss) from securities classified as available-for-sale	0.3	(0.1)

Total comprehensive income	$0.7	$52.2

(1)	The cumulative translation adjustment for the three months ended January 27, 2006 is related to a general weakening of the U.S. dollar versus other currencies. This includes a Mexican Peso adjustment of approximately $1.1 million and a gain of approximately $1.0 million from notes held in local currencies by ADC.
Note 11 — Pension Benefits
          We sponsor a defined benefit pension plan that is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans). The plan was closed to employees hired after 1994. Accordingly, only employees and retirees hired before 1995 are covered by the plan. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to approximately equal the net periodic benefit cost.
          Components of net periodic benefit cost are:

	Three Months Ended
	January 27, 2006	January 28, 2005
	(In millions)
Service cost	$0.1	$0.1
Interest cost	0.7	0.8

Net periodic benefit cost	$0.8	$0.9

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
          Professional Services provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver high-speed Internet, data, video and voice services.

          As a result of our KRONE acquisition, we implemented reporting at a regional level in addition to reporting at a business unit level during fiscal 2005. Business unit level reports present results through contribution margin. Regional level reports present fully allocated results to the operating income level, before restructuring costs. For presentation purposes, we have deducted allocations of regional and corporate costs from contribution margin in order to arrive at fully allocated operating income for the segment disclosures below. These allocations were made based on associated revenues. Assets are not allocated to the segments.
          Intersegment sales of $8.7 million and $5.8 million, and operating income of $5.6 million and $3.8 million are eliminated from Professional Services for the three months ended January 27, 2006 and January 28, 2005, respectively. These intersegment sales primarily represent products of Broadband Infrastructure and Access sold by the Professional Services segment.
          No single country has property and equipment sufficiently material to disclose. Our largest customer accounted for 15.2% and 9.7% of our sales in the three months ended January 27, 2006 and January 28, 2005, respectively. Revenue from this customer is included in both the Broadband Infrastructure and Access and the Professional Services segments.
          The following table sets forth net sales information for each of our functional operating segments described above:

	Three Months Ended
	January 27,	January 28,
	2006	2005
	(In millions)
Broadband Infrastructure and Access:
Infrastructure Products (Connectivity)	$208.1	$163.8
Access Products (Wireline and Wireless)	20.4	22.5

Total Broadband Infrastructure and Access	228.5	186.3
Professional Services	51.7	54.3

Total	$280.2	$240.6

          The following table sets forth certain financial information for each of our functional operating segments:

	Broadband
	Infrastructure	Professional
	and Access	Services	Consolidated
		(In millions)
Three Months Ended January 27, 2006
External sales:
Products	$228.5	$12.0	$240.5
Services	—	39.7	39.7

Total external sales	$228.5	$51.7	$280.2

Contribution margin	46.8	2.3	—
Depreciation and amortization	$13.5	$3.1	$16.6
Operating income (loss)	$6.1	$(9.9)	$(3.8)

Three Months Ended January 28, 2005
External sales:
Products	$186.3	$13.4	$199.7
Services	—	40.9	40.9

Total external sales	$186.3	$54.3	$240.6

Contribution margin	51.8	4.9	—
Depreciation and amortization	$11.5	$2.4	$13.9
Operating income (loss)	$6.6	$(3.7)	$2.9

     Regional Information
          As a result of our KRONE acquisition, we implemented reporting at a regional level during fiscal 2005. Operating income by region is fully allocated for all costs except restructuring costs. The following table sets forth operating income by region for the three months ended January 27, 2006 and January 28, 2005.

	Three Months Ended
	January 27,	January 28,
	2006	2005
	(In millions)

Americas (United States, Canada and Central and South America)	$(1.4)	$3.7
EMEA (Europe, Middle East and Africa)	(2.9)	1.1
Asia Pacific (China, Korea, Australia, India, Japan and Southeast Asia)	1.9	2.3

Subtotal	(2.4)	7.1
Intercompany elimination	—	(1.1)

Operating income before restructuring costs	(2.4)	6.0
Restructuring costs	(1.4)	(3.1)

Operating income after restructuring costs	$(3.8)	$2.9

     Geographic Information
          The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended
Geographic Sales Information:	January 27,	January 28,
	2006	2005
	(In millions)

Inside the United States	$154.9	$119.1

Outside the United States:
Asia Pacific (China, Korea, Australia, India, Japan and Southeast Asia)	23.4	21.7
EMEA (Europe (excluding Germany), Middle East and Africa)	46.5	42.1
Germany	35.5	40.6
Americas (Canada, Central and South America)	19.9	17.1

Total	$280.2	$240.6

Property and Equipment, Net:
Inside the United States	$138.6	$140.0
Outside the United States	79.5	81.1

Total	$218.1	$221.1

Note 13 — Restructuring Charges:
          During the three months ended January 27, 2006 and January 28, 2005 we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are for the three months ended January 27, 2006 and January 28, 2005:

	Three Months Ended
	January 27,	January 28,
	2006	2005
	(In millions)

Employee severance	$1.3	$1.6
Facilities consolidation and lease termination	0.1	1.5

Total restructuring charges	$1.4	$3.1

          Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended January 27, 2006, approximately 50 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During the three months ended January 28, 2005, approximately 39 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment.
          Facility consolidation and lease termination costs represent lease termination and other costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended January 27, 2006, we incurred charges of $0.1 million related to facility consolidations. For the three months ended January 28, 2005, we incurred charges of $1.5 million primarily due to continued softening of real estate markets, resulting in lower sublease income, principally in our Broadband Infrastructure and Access segment.
          The following table provides detail on our restructuring activity and the remaining accrual balance by category as of January 27, 2006:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	October 31, 2005	Additions	Charged to accrual	January 27, 2006
		(In millions)
Employee severance costs	$8.7	$1.3	$1.6	$8.4
Facilities consolidation	24.6	0.1	3.6	21.1

Total	$33.3	$1.4	$5.2	$29.5

          Included in the October 31, 2005 accrual balance of $33.3 million is $0.3 million related to accruals acquired with the KRONE acquisition, substantially all of which were paid as of January 27, 2006.
          We expect that substantially all of the remaining $8.4 million accrual relating to employee severance costs as of January 27, 2006, will be paid from unrestricted cash by the end of the first quarter of fiscal 2007. Of the $21.1 million for the consolidation of facilities, we expect that approximately $7.7 million will be paid from unrestricted cash through January 26, 2007 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 14 — Other Income, Net:
          Other income, net consists of the following:

	Three months ended
	January 27,	January 28,
	2006	2005
	(In millions)
Interest income on short-term investments	$4.6	$3.7
Interest expense	(3.3)	(2.8)

Interest income, net	1.3	0.9
Foreign exchange income	0.7	1.0
Gain on sale of note receivable	—	9.0
Other	0.7	1.3

Non-operating income, net	1.4	11.3

Total other income, net	$2.7	$12.2

          During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold, resulting in a gain on sale of $9.0 million.
Note 15 — Commitments and Contingencies:
          Vendor Financing: In the past we have entered into vendor financing arrangements with customers to finance the purchase of equipment from us. As of January 27, 2006 and October 31, 2005, approximately $10.0 million and $10.2 million, respectively, was outstanding relating to such financing arrangements. At January 27, 2006 and October 31, 2005, we had recorded approximately $9.4 million loss reserves in the event of non-performance related to these financing arrangements.

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
          We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of January 27, 2006, we had recorded approximately $6.2 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
          Income Tax Contingencies: Our effective tax rate is impacted by reserve provisions and changes to reserves that we consider appropriate. We establish reserves when, despite our belief that our tax returns reflect the proper treatment of all matters, we believe that the treatment of certain tax matters is likely to be challenged and that we may not ultimately be successful.
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
          Other Contingencies: As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreements. At this time, none of those obligations are probable or estimable.
          Change of Control: Our board of directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of ADC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          We are a leading global provider of communications network infrastructure solutions and services. Our products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, and broadcast networks by service providers and enterprises. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Our products are primarily used in the “last mile/kilometer” portion of networks. These networks of copper, coaxial cable, fiber lines, wireless facilities and related equipment link voice, video and data traffic from the end-user of the communications service to the serving office of our customer. In addition, we provide professional services relating to the design, equipping and building of networks. The provision of such services allows us additional opportunities to sell our hardware products, thereby complementing our hardware business.
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
•	Broadband Infrastructure and Access; and

•	Professional Services.

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
Marketplace Conditions
          We believe there is a trend in our industry of modest overall spending increases from the historical low levels experienced from fiscal 2001 through fiscal 2003. However, total spending on communications equipment and services remains at significantly lower levels than existed prior to fiscal 2001 and there are significant pressures on the prices at which we are able to sell many of our products. Spending increases by our customers appear to be primarily focused on areas such as FTTX initiatives where the products we sell generally have lower margins than many of our historical products. Because capital budgets of our customers remain constrained, an increase in spending in any one area may cause spending in other areas to decrease. As a result, we believe that if we are to grow profits it is important that we both increase revenues and contain our costs.
          We believe the trend of modest spending increases has resulted from increased competition among telephone, wireless and cable providers to win and retain customers. This competition is causing service providers to upgrade their networks to offer Internet, voice, video and data services at low, often flat-rate, prices. Both the rate at which these customers respond to each other’s threats as well as the products they elect to purchase may impact our sales growth and place pressure on our gross profit margins.
          Increases in customer spending have been, and we believe are likely to remain, more pronounced for the foreseeable future in FTTX initiatives as well as in the wireless and enterprise areas. We believe the increased spending on FTTX initiatives may be causing a decline in spending on wireline initiatives, which may further impact sales mix.
          In fiscal 2005, the growth of our sales outpaced sales growth in our industry generally, and above industry sales growth is one of our primary goals for fiscal 2006. While we are cautious about our ability to be successful in achieving this type of continued revenue growth, we believe the following factors may lead us to reach this goal:
•	new product offerings, such as our OmniReach(TM) FTTX solutions being deployed by several communications service providers and the growing acceptance of our Digivance(R) wireless coverage solution and our TrueNet(R) and CopperTen(TM) enterprise solutions;

•	opportunities to cross-sell products among ADC’s traditional customer base and the traditional customer base of KRONE; and

•	increasing our market share in certain areas as we have done recently with respect to some of our product lines.
          Our business is largely dependent on telecommunications service providers for a majority of our sales. Our acquisition of KRONE mitigated this dependence to a degree as KRONE historically derived substantial revenue from sales to enterprise networks. However, significant growth of sales of our FTTX products, driven in part by our acquisition of FONS, has seen our customer concentration with telecommunications service providers increase recently. In the first quarter of fiscal 2005, our top five telecommunications service provider customers represented 26.5% of our revenue. Driven largely by FTTX sales, this concentration rose to 37.8% in our first quarter of fiscal 2006. We expect this trend to continue for the foreseeable future as we expect FTTX sales to continue to grow more rapidly than other parts of our business.
          Our customer concentration levels may also increase as a result of consolidation among communications service providers which we believe is likely to continue. Further, mergers or acquisitions we may undertake, such as our acquisition of FONS in fiscal 2005, could increase our customer concentration as well. Short-term, consolidation among communications service providers may cause such companies to defer spending while they focus on integrating the combined businesses. The long-term impact of customer consolidations on our business is difficult to predict. In addition, in the product areas where we believe the potential for sales growth is most pronounced (e.g., FTTX initiatives, wireless products and enterprise), our sales remain highly concentrated with the large U.S. telephone and wireless companies.

          We believe the historical seasonality of our sales, whereby the strongest demand for our products was during our fourth fiscal quarter ending October 31, may no longer apply. This seasonality trend in our sales generally existed prior to the 2001-2003 downturn in the telecommunications equipment market when our business was more focused on central-office-based products. We believe our expansion into new growth markets of FTTX, wireless and enterprises may have changed this seasonality in our business. Our sales of these products have fluctuated from quarter to quarter, something we expect to continue. While the historical seasonality trend of our central-office-based business may no longer be apparent, we still expect going forward that sales in our first fiscal quarter will be lower than in other quarters. This is because of the number of holidays in that quarter and the development of annual capital spending budgets that many of our customers undertake during that time frame. The working days by quarter in fiscal 2006 is 59 days in the first quarter, 65 days in the second quarter, 62 days in the third quarter and 66 days in the fourth quarter.
          We believe that to grow profits consistently in a highly competitive marketplace we must contain costs. We therefore focus aggressively on ways to conduct our operations more efficiently. For example, the integration of the KRONE acquisition has presented opportunities to reduce costs through the consolidation of duplicative facilities, the movement of operations into lower cost locations and the elimination of duplicative processes and personnel functions. Following our acquisition of FONS, we continue to seek additional opportunities to reduce costs and gain economies of scale, although such opportunities are more limited because the operations of FONS are significantly smaller than those of KRONE. Accordingly, we anticipate incurring additional restructuring charges in future periods associated with our ongoing initiative to be a cost leader.
          We intend to explore additional product line or business acquisitions that are complementary to our business. We believe our acquisition of FONS enhances our FTTX and other connectivity solution offerings. In addition, we believe our acquisition of OpenCell enhances our Digivance wireless coverage solution offering. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. Finally, we continue to monitor all of our businesses and product lines and may determine that it is appropriate to sell or otherwise dispose of certain operations. For example, in the third quarter of fiscal 2005, we completed the sale of our professional services operations in the United Kingdom. This sale was completed primarily because the business was not profitable and we did not believe there were sufficient sales of our hardware products through this part of our services operation.
          A more detailed description of the risks to our business related to seasonality, along with other risk factors associated with our business, can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2005. Updates to these risk factors are found in Item 1A of this report on Form 10-Q.
Results of Operations
Net Sales
          The following table sets forth our net sales for the three months ended January 27, 2006 and January 28, 2005 for each of our segments:

		Three Months Ended
	January 27, 2006		January 28, 2005
	Net Sales	%	Net Sales	%
	(In millions)		(In millions)
Broadband Infrastructure and Access	$228.5	81.5%	$186.3	77.4%
Professional Services:
Product	12.0	4.3	13.4	5.6
Service	39.7	14.2	40.9	17.0

Total Professional Services	51.7	18.5	54.3	22.6

Total	$280.2	100.0%	$240.6	100.0%

          Net sales were $280.2 million and $240.6 million for the three months ended January 27, 2006 and January 28, 2005, respectively, an increase of 16.5%. International sales comprised 44.7% and 50.5% of our net sales for the three months ended January 27, 2006 and January 28, 2005, respectively.
          During the three months ended January 27, 2006, net sales of Broadband Infrastructure and Access products increased approximately $42.2 million, or 22.7%, over the comparable 2005 period. Our Broadband Infrastructure and Access segment includes infrastructure (connectivity) and access (wireless and wireline) products.
          During the three months ended January 27, 2006, connectivity product sales increased $44.3 million, or 27.0%, over the three months ended January 28, 2005. This increase was driven by increases in both global fiber connectivity and global copper connectivity sales. Global fiber connectivity sales were strong in central-office infrastructure and FTTX network deployments and were aided by the inclusion of sales of FONS’ FTTX products as a result of the acquisition on August 26, 2005. Sales of global copper connectivity solutions grew as a result of demand for our products that support the copper infrastructure in fiber-to-the-node and fiber-to-the-curb networks.

          Wireless product sales decreased approximately $2.4 million, or 36.9%, over the three months ended January 28, 2005. The decrease in wireless product sales is a result of a slowdown in wireless service provider spending. We believe this slowdown is due to carrier consolidation, which has caused uncertainty and a deferral of capital spending until later in fiscal 2006. Lower demand for tower top amplifier products, as well as decreased revenues for our Digivance product line, contributed to the year over year decline. We believe the acquisition of OpenCell expands our Digivance portfolio and should provide us with a platform that will enable us to increase our domestic presence and international market share for these products.
          During the three months ended January 27, 2006, sales of our wireline products increased $0.3 million, or 1.9%, over the comparable 2005 period. The increase in wireline product sales resulted from reconstruction efforts in hurricane-damaged areas of the United States and increased penetration in Latin America. However, we continue to believe there is a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide trend in market demand to continue into the future.
          During the three months ended January 27, 2006, net sales of our Professional Services products decreased by approximately $2.6 million, or 4.8%, over the comparable 2005 period. This decrease was the result of weak sales in Western Europe. This decrease was partially offset by spending to rebuild hurricane-damaged areas in the United States.
Gross Profit
          During the three months ended January 27, 2006 and January 28, 2005, our gross profit percentages were 30.5% and 34.1%, respectively. The decrease in gross profit percentage was primarily the result of a higher portion of sales to support outside plant infrastructure for FTTX networks, which have a lower margin. In addition, we had a lower portion of Digivance and enterprise sales in the first quarter, which have a higher margin. The mix of products we sell in any one quarter is variable and is prone to shift in ways that cannot often be predicted accurately.
Operating Expenses
          Total operating expenses for the three months ended January 27, 2006 and January 28, 2005, were $89.4 million and $79.2 million, respectively, representing 31.9% and 32.9% of net sales, respectively. Included in these respective operating expenses were restructuring charges of $1.4 million and $3.1 million. Operating expenses increased 12.9% due mainly to additional research and development and selling and administration expenses as discussed below.
          Research and development expenses increased $3.8 million, or 25.0%, to $19.0 million for the three months ended January 27, 2006. The increase is largely attributable to research and development expenses undertaken in connection with our acquisitions of FONS and OpenCell. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments. Most of our research will be directed towards projects that we believe directly advance our strategic aims within segments in the marketplace that are most likely to grow and have a higher probability of return on investment.
          Selling and administration expenses were $69.0 million and $60.9 million for the three months ended January 27, 2006 and January 28, 2005, respectively, an increase of $8.1 million, or 13.3%. Beginning in fiscal 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Adopting SFAS 123(R) increased our compensation expense by approximately $2.7 million for the three months ended January 27, 2006. Also, we incurred approximately $2.4 million of employee retention expense related to the FONS acquisition during our fiscal 2006 first quarter and an increase of $3.9 million in amortization expense related to our intangibles acquired with our FONS and OpenCell acquisitions.
          Restructuring charges were $1.4 million and $3.1 million for the three months ended January 27, 2006 and January 28, 2005, respectively. Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended January 27, 2006, approximately 50 employees were impacted by reductions in force, principally in our Broadband Infrastructure and Access segment. During the three months ended January 28, 2005, approximately 39 employees were impacted by reductions in force, also principally in our Broadband Infrastructure and Access segment.

Other Income, Net
          Other income, net consists of the following:

	Three months ended
	January 27,	January 28,
	2006	2005
	(In millions)

Interest income on short-term investments	$4.6	$3.7
Interest expense	(3.3)	(2.8)

Interest income, net	1.3	0.9
Foreign exchange income	0.7	1.0
Gain on sale of note receivable	—	9.0
Other	0.7	1.3

Non-operating income, net	1.4	11.3

Total other income, net	$2.7	$12.2

          During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold, resulting in a gain on sale of $9.0 million.
Income Taxes
          Our effective income tax rate from continuing operations for the three months ended January 27, 2006 and January 28, 2005 was (118.2)% and 6.6%, respectively. Substantially all of our income tax provision for the three months ended January 27, 2006 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses, since the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income since the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. We will continue to maintain a nearly full valuation allowance on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize our deferred tax assets in the future. Until that time, we expect our effective income tax rate will be substantially reduced.
Acquisitions
          On August 26, 2005, we completed the acquisition of FONS. On May 6, 2005, we completed the acquisition of OpenCell. Refer to Item 1, Note 3 in this Form 10-Q for a discussion of these acquisitions.
Discontinued Operations
          We sold our business related to our Singl.eView product line in the third quarter of fiscal year 2004, the business related to our Metrica service assurance software group in the first quarter of fiscal year 2005 and our SIUK business in the third quarter of fiscal 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these businesses were classified as discontinued operations in fiscal 2005 and 2004. The financial results are reported separately as discontinued operations for all periods presented. Refer to Item 1, Note 4 in this Form 10-Q for a complete discussion of our discontinued operations.
Share-Based Compensation
          On November 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values.
          Share-based compensation recognized under SFAS 123(R) for the three months ended January 27, 2006 was $3.4 million. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation of $0.6 million for the three months ended January 28, 2005 was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options under SFAS 123 in the first quarter of fiscal 2005.

          The following table details the impact of adopting SFAS 123(R) during the most recent quarter:

Three Months
Ended
January 27, 2006
(In millions, except
per share amounts)
Effect on Income Before Tax	$(3.4)

Effect on Income From Continuing Operations	$(3.4)
Cumulative Effect of Change in Accounting Principle	0.6

Net Income	$(2.8)

Basic and Diluted Earnings Per Share	$(0.02)
          As a result of applying SFAS 123(R), operating income for the quarter was reduced by $3.4 million. This consisted of compensation expense of $2.8 million related to employee stock options and $0.6 million related to restricted stock awards and restricted stock units. In addition, we recognized an increase to net income of $0.6 million related to the cumulative effect of a change in accounting principle as of November 1, 2005. This is a result of recognizing compensation expense in the prior periods related to our restricted stock units and our restricted stock awards under SFAS 123. In accordance with SFAS 123, we recognized compensation cost assuming all awards will vest and reversed recognized compensation cost for forfeited awards only when the awards were actually forfeited. SFAS 123(R) requires an estimate of forfeitures, resulting from the failure to satisfy service or performance conditions, when recognizing compensation cost. Refer to Item 1, Note 2 in this Form 10-Q for more information regarding share-based compensation.
Application of Critical Accounting Policies and Estimates
          See our most recent Annual Report on Form 10-K for fiscal 2005 for a discussion of our critical accounting policies and estimates.
          Share-Based Compensation: For purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because our employee stock options, restricted stock units and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options, restricted stock units or restricted stock awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Refer to Item 1, Note 2 in this Form 10-Q for more information regarding share-based compensation.
          Recoverability of Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have two operating segments: Broadband Infrastructure and Access and Professional Services. Within our Broadband Infrastructure and Access segment, we have three reporting units: Connectivity Systems, Wireline Networks and Wireless Networks. Our Professional Services segment is also considered a reporting unit. We perform impairment reviews at our reporting unit level. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Our last annual impairment analysis, which was performed during the fourth quarter of our fiscal 2005, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As such, no impairment existed at that time. In order to evaluate the sensitivity of the fair value calculations of a reporting unit on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill at any reporting unit.
          We assess the recoverability of long-lived assets when indicators of impairment exist. The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. All assumptions utilized in the impairment analysis are consistent with management’s internal planning.

Liquidity and Capital Resources
          Liquidity
          Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $437.9 million at January 27, 2006, a decrease of $7.5 million compared to $445.4 million as of October 31, 2005. The reasons for this decrease are described below. We invest a large portion of our available cash in highly liquid government bonds and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal and maintain adequate liquidity at all times.
          Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of January 27, 2006, we had restricted cash of $22.2 million compared to $23.6 million as of October 31, 2005, a decrease of $1.4 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. In addition, we have $6.7 million of restricted cash related to our FONS acquisition, which is held in trust to be paid to FONS employees over the course of the next six months. We are entitled to the interest earnings on our restricted cash balances and interest earned on restricted cash is included in cash and cash equivalents.
          Operating Activities
          Net cash used by operating activities from continuing operations for the three months ended January 27, 2006 was $13.7 million. This use of cash is primarily due to an operating loss of $2.4 million and a $33.0 million decrease in operating liabilities, offset by a $0.8 million reduction in operating assets and $20.9 million of adjustments to reconcile net loss to net cash used by operating activities. The $33.0 million decrease in operating liabilities includes $31.2 million for payment of fiscal year 2005 incentives and $5.2 million for payment of accrued restructuring costs offset by $3.4 million increase in accounts payable and other current liabilities. Our employee incentives are accrued throughout the fiscal year, but paid in the first quarter of the subsequent year.
          Net cash used by operating activities from continuing operations for the three months ended January 28, 2005 was $17.0 million. This use of cash is primarily due to a $34.9 million decrease in operating liabilities, offset by operating income of $14.1 million, a $1.9 million reduction in operating assets and $1.9 million of adjustments to reconcile net income to net cash used by operating activities. The $34.9 million decrease in operating liabilities includes $22.2 million for payment of fiscal year 2004 incentives, $9.0 million for payment of accrued restructuring costs and $3.7 million reduction in accounts payable and other current liabilities.
          Investing Activities
          Cash used by investing activities was $5.4 million for the three months ended January 27, 2006, compared to cash provided by investing activities of $36.9 million for the three months ended January 28, 2005. Cash used by investing activities in the first quarter of 2006 includes $5.1 million for property and equipment additions and a $2.1 million net increase in available-for-sale securities. These were offset with cash provided by investing activities including a $1.5 million decrease in restricted cash.
          Cash provided by investing activities in the first quarter of 2005 includes $33.6 million from the sale of our Metrica service assurance software group, a $7.8 million net reduction in available-for-sale securities and $3.1 million from the sale of property and equipment. These were offset by $4.6 million cash used for property and equipment additions and a $3.0 million increase in restricted cash.
          Financing Activities
          Cash provided by financing activities was $5.9 million for the three months ended January 27, 2006, compared with cash provided by financing activities of $0.9 million for the three months ended January 28, 2005. This was primarily related to the issuance of common stock for certain employee benefit plans during the quarter in both years.
          Unsecured Debt
          As of January 27, 2006, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375% and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 3.99625% for the six-month period ending December 15, 2005, but rose to 5.045% for the period December 15, 2005 to June 15, 2006. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

          Financing Arrangements
          As a part of the divestitures of the Cuda cable modem termination system business and our Singl.eView business during fiscal 2004, we agreed to extend to the parties non-revolving credit facility financing arrangements. As of January 27, 2006, we had commitments to extend credit of $18.0 million. The total amount drawn and outstanding under these arrangements was approximately $11.0 million on both January 27, 2006 and October 31, 2005. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. We regularly review all outstanding commitments and the results of these reviews are considered in assessing the overall risk for possible credit losses.
          Vendor Financing
          In the past we have entered into vendor financing arrangements with customers to finance the purchase of equipment from us. As of January 27, 2006 and October 31, 2005, approximately $10.0 million and $10.2 million, respectively, was outstanding relating to such financing arrangements. At January 27, 2006 and October 31, 2005, we have recorded approximately $9.4 million loss reserves in the event of non-performance related to these financing arrangements. We no longer enter into vendor financing arrangements.
          Off-Balance-Sheet Arrangements and Contractual Obligations
          We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2005. See our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, for additional information regarding our contractual obligations.
          Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations. We expect that our entire restructuring accrual of $29.5 million as of January 27, 2006, will be paid from our unrestricted cash:
•	$8.4 million for employee severance will be paid by the end of the first quarter of fiscal 2007;

•	$7.7 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid through January 26, 2007; and

•	the remainder of $13.4 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.
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
          Our $200 million of fixed rate convertible notes do not mature until June 15, 2008, and our $200 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
          In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
          The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; our estimates of probable liabilities relating to pending litigation; the continuation of historical trends; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the magnitude and duration of the recovery from the significant downturn in the communications equipment industry which was primarily during our fiscal 2001 through 2003, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as over 40.0% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2005. Updates to these risk factors are found in Item 1A of this report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005, our major market risk exposure relates to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. We believe our exposure associated with these market risks has not materially changed since October 31, 2005. We have not acquired any new derivative financial instruments since October 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
          Management’s Report on Disclosure Controls and Procedures
          Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and operating effectively to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.
          Changes in Internal Control over Financial Reporting
          During the first quarter of fiscal 2006, we implemented SAP, an enterprise resource planning (“ERP”) system at four of our European operations. This change in information system platform for our financial and operational systems is part of our on-going project to implement SAP at all of our facilities worldwide. SAP integrates our operational and financial systems and expands the functionality of our financial reporting processes. Management believes the conversion and implementation of SAP strengthened its existing internal control over financial reporting by automating the financial reporting process at the European locations.
          Other than the change mentioned above, no other changes in our internal control over financial reporting occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of January 27, 2006, we had recorded approximately $6.2 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
          The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 filed with the Securities and Exchange Commission , which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K by including the following risk factor:
          The regulatory environment in which we and our customers operate is changing.
          Although our business is not subject to a significant amount of direct regulation, the communications service industry in which our customers operate is subject to significant and evolving federal and state regulation in the United States as well as regulation in other countries. The United States Telecommunications Act of 1996 (the “Act”) lifted certain restrictions on the ability of companies, including the major telephone companies and other ADC customers, to compete with one another. The Act also made other significant changes in the regulation of the telecommunications industry. These changes generally increased our opportunities to provide solutions for our customers’ Internet, data, video and voice needs. The established telecommunications providers have stated that some of these changes have diminished the profitability of additional investments made by them in their networks, which reduces their demand for our products. Recently, however, the Federal Communications Commission (“FCC”) ended the practice of forced “line-sharing”, which means that major telephone companies are no longer legally mandated to lease space to DSL resellers. This ruling also included language allowing major telephone companies to maintain sole ownership of newly built networks that include fiber deployment (i.e., FTTX). While it is anticipated that this ruling will benefit us, there can be no assurance as to what, if any, impact it will have on sales of our products.
          Additional regulatory changes affecting the communications industry are anticipated both in the United States and internationally. A European Union directive on waste electrical and electronic equipment (“WEEE”) and the restriction of hazardous substances (“RoHS”) in such equipment is in the process of being implemented in member states. The directive sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold), labeling, and treatment, recovery and recycling of electronic products in the European Union. We have established policies and procedures to comply with these directives as they are implemented in various member states. Detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states. In addition, we understand governments in other parts of the world are considering implementing similar laws and regulations. Our failure to comply properly with regulations related to WEEE and RoHS (or similar laws and regulations that may be implemented elsewhere in the world) could result in reduced sales of our products and inventory buildups that could result in substantial write-offs of inventory.
          Each of these regulatory changes could alter demand for our products. Recently announced or future changes could also come under legal challenge and be altered, thereby reversing the effect of such regulations or changes and the impact we expected. In addition, competition in our markets could intensify as the result of changes to existing or new regulations. Accordingly, changes in the regulatory environment could adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS
          a. Exhibits
          See Exhibit Index on page 27 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2006	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 27, 2006

Exhibit
No.	Description
3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3-b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4-b	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

4-c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4-d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)

31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002