Form 10-Q
period 2006-04-28
ADC TELECOMMUNICATIONS INC
filed 2006-06-06
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2006
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
Common stock, $.20 par value: 117,237,040 shares as of June 2, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
(In millions)

	April 28,	October 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$131.9	$110.1
Available-for-sale securities	356.9	335.3
Accounts receivable, net of reserves of $8.1 and $9.6	198.3	195.6
Unbilled revenue	40.0	38.1
Inventories, net of reserves of $36.9 and $35.7	145.9	140.5
Prepaid and other current assets	47.2	35.6

Total current assets	920.2	855.2
Property and equipment, net of accumulated depreciation of $368.0 and $351.2	211.8	221.1
Restricted cash	22.1	23.6
Goodwill	240.2	240.5
Intangibles, net of accumulated amortization of $51.2 and $35.5	152.9	165.0
Available-for-sale securities	2.0	12.1
Other assets	19.3	19.7

Total assets	$1,568.5	$1,537.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$103.9	$77.4
Accrued compensation and benefits	52.6	80.9
Other accrued liabilities	78.4	81.0
Income taxes payable	17.5	15.9
Restructuring accrual	22.8	33.3
Notes payable	0.1	0.3

Total current liabilities	275.3	288.8

Pension obligations and other long-term liabilities	81.9	74.5
Long-term notes payable	400.0	400.0

Total liabilities	757.2	763.3

Shareowners’ Investment:
(117.2 and 116.6 shares outstanding)	811.3	773.9

Total liabilities and shareowners’ investment	$1,568.5	$1,537.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net Sales:
Product	$320.7	$264.8	$562.8	$464.9
Service	44.9	48.3	84.6	89.2

Total net sales	365.6	313.1	647.4	554.1

Cost of Sales:
Product	207.5	151.9	367.3	272.7
Service	37.6	44.3	74.0	82.4

Total cost of sales	245.1	196.2	441.3	355.1

Gross Profit	120.5	116.9	206.1	199.0

Operating Expenses:
Research and development	19.0	18.2	38.0	33.4
Selling and administration	76.8	63.6	145.8	124.5
Restructuring and impairment charges	2.1	3.3	3.5	6.4

Total operating expenses	97.9	85.1	187.3	164.3

Operating Income	22.6	31.8	18.8	34.7

Other income, net	2.8	5.3	5.5	17.5

Income before income taxes	25.4	37.1	24.3	52.2
Provision for income taxes	2.6	2.3	3.9	3.3

Income from continuing operations	22.8	34.8	20.4	48.9

Discontinued Operations, Net of Tax
Income (loss) from discontinued operations	—	(0.5)	—	1.7
Gain (loss) on sale of discontinued operations, net	—	(0.9)	—	35.3

Total discontinued operations	—	(1.4)	—	37.0

Earnings before the cumulative effect of a change in accounting principle	22.8	33.4	20.4	85.9
Cumulative effect of a change in accounting principle	—	—	0.6	—

Net Income	$22.8	$33.4	$21.0	$85.9

Weighted Average Common Shares Outstanding (Basic)	117.1	115.7	116.9	115.7

Weighted Average Common Shares Outstanding (Diluted)	117.9	130.5	117.6	130.5

Basic Earnings (Loss) Per Share:
Continuing operations	$0.19	$0.30	$0.18	$0.42

Discontinued operations	$—	$(0.01)	$—	$0.32

Cumulative effect of a change in accounting principle	$—	$—	$—	$—

Net income per share	$0.19	$0.29	$0.18	$0.74

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.19	$0.28	$0.18	$0.40

Discontinued operations	$—	$(0.01)	$—	$0.29

Cumulative effect of a change in accounting principle	$—	$—	$—	$—

Net income per share	$0.19	$0.27	$0.18	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In millions)

	Six Months Ended
	April 28, 2006	April 29, 2005
Operating Activities:
Net income from continuing operations	$20.4	$48.9
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Inventory and fixed asset write-offs	0.6	0.1
Depreciation and amortization	33.7	27.3
Change in bad debt reserves	0.2	(1.9)
Non-cash stock compensation	6.5	1.5
Change in deferred income taxes	1.4	—
(Gain) loss on sale of property and equipment	0.8	(4.3)
Other, net	(0.3)	(1.6)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	(10.0)	(46.7)
Inventories	(4.4)	(22.0)
Prepaid and other assets	(7.2)	(8.0)
Accounts payable	26.0	10.5
Accrued liabilities	(40.4)	(22.0)
Pension liabilities	2.6	2.1

Total cash provided by (used for) operating activities from continuing operations	29.9	(16.1)
Total cash provided by (used for) operating activities from discontinued operations	—	(0.8)

Total cash provided by (used for) operating activities	29.9	(16.9)

Investing Activities:
Divestitures, net of cash disposed	—	33.7
Property, equipment and patent additions	(13.5)	(10.5)
Proceeds from disposal of property and equipment	0.3	16.7
Proceeds from collection of note receivable	2.7	9.0
Change in restricted cash	1.6	2.8
Purchases of available-for-sale securities	(240.4)	(561.1)
Sales of available-for-sale securities	229.6	555.4
Other	0.1	—

Total cash (used for) provided by investing activities	(19.6)	46.0

Financing Activities:
Common stock issued	9.6	2.4

Total cash provided by financing activities	9.6	2.4

Effect of Exchange Rate Changes on Cash	1.9	1.9

Increase in Cash and Cash Equivalents	21.8	33.4
Cash and Cash Equivalents, beginning of period	110.1	66.2

Cash and Cash Equivalents, end of period	$131.9	$99.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1 — Basis of Presentation:
     These interim unaudited condensed consolidated financial statements of ADC Telecommunications, Inc. (“ADC,” “we,” “us” and “our”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments which are necessary in the opinion of our management for a fair presentation of the results for the interim periods. The operating results for the three and six month periods ended April 28, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for our fiscal year ended October 31, 2005.
     During the third quarter of fiscal 2005, we classified our ADC Systems Integration UK Limited (“SIUK”) business as a discontinued operation. The financial results of SIUK are reported separately as a discontinued operation for all periods presented.
     Fiscal Year
     Our quarters end on the last Friday of the final month in the quarter; except that our fiscal year ends on October 31. As a result, any one quarter may have more or less days than other quarters in the fiscal year.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. We have previously netted Value Added Tax (“VAT”) receivables and VAT payables in other accrued liabilities on our balance sheet. VAT receivables are now reported separately in prepaids and other current assets. Freight revenues for our APS business unit were previously netted with freight costs in cost of goods sold on our income statement. Freight revenues are now reported separately in net sales. Expenditures for capitalizable patents were previously classified in the operating section of our cash flow statements. Patent expenditures are now classified in the investing section of our cash flow statements. These reclassifications have no effect on reported earnings, working capital or shareowners’ investment.
     Recently Issued Accounting Pronouncements
     As of November 1, 2005, we adopted SFAS No.123(R), “Share-Based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), which requires us to recognize in our income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). As a result of applying SFAS 123(R), our operating income for the three and six months ended April 28, 2006 was reduced by $3.1 million and $6.5 million, respectively. In addition, for the six months ended April 28, 2006, we recognized an increase to net income of $0.6 million related to the cumulative effect of a change in accounting principle as of November 1, 2005. Refer to Note 2 for additional information.
     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for our fiscal year ended October 31, 2005. As of November 1, 2005, we began recognizing and measuring our share-based compensation in accordance with SFAS 123(R). Prior to adoption of SFAS 123(R), we recognized and measured our share-based compensation in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Refer to Note 2 for additional information.
     Reverse Stock Split
     On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-Q. We did not issue any fractional shares of our common stock as a result of the reverse split. Instead, shareowners who would otherwise be entitled to receive a fractional share of common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split adjusted price of one share of ADC’s common stock. We have brought 4,272 shares into treasury at $16.10 per share. The treasury stock balance is included as a reduction to the common shares and a reduction to paid-in capital.
     Warranty
     We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time specific warranty accruals may be made if unforeseen technical problems arise.
     The following table provides detail on the activity in the warranty reserve accrual balance as of April 28, 2006:

	Accrual	Charged to other	Charged to costs	Deductions	Accrual
	October 31, 2005	accounts	and expenses	(write-off’s)	April 28, 2006

			(In millions)

Warranty Reserve	$10.8	$—	$2.4	$3.5	$9.7
Note 2 — Share-Based Compensation:
     On November 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The awards include employee stock options, restricted stock units and restricted stock awards, based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2006.
     We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of November 1, 2005, the first day of our fiscal 2006 year. Our Consolidated Financial Statements as of and for the three and six months ended April 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results as of April 28, 2006 are not directly comparable to the same period in the prior year.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Operations for the three and six months ended April 28, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of November 1, 2005. This compensation expense is based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Compensation expense for the share-based payment awards granted subsequent to November 1, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Operations for the three and six months ended April 28, 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.
     Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Consolidated Statements of Operations, other than as related to restricted stock units and restricted stock awards, because the exercise price of our granted stock options equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time. This could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination.

     Share-based compensation recognized under SFAS 123(R) for the three and six months ended April 28, 2006 was $3.1 million and $6.5 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation expense of $0.8 million and $1.5 million for the three and six months ended April 29, 2005, respectively, was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in the three and six months ended April 29, 2005.
     The following table details the incremental impact of adopting SFAS 123(R) for the three and six months ended April 28, 2006:

	Three Months	Six Months
	Ended	Ended
	April 28, 2006	April 28, 2006
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Effect on income before tax	$(2.3)	$(5.1)

Effect on income from continuing operations	(2.3)	(5.1)
Cumulative effect of change in accounting principle	—	0.6

Net income	$(2.3)	$(4.5)

Basic and diluted earnings per share	$(0.02)	$(0.04)

     As required by SFAS 123(R), we have presented disclosures of our pro forma income and net income per share for both basic and diluted shares for prior periods. The presentation assumes estimated fair value of the options granted prior to November 1, 2005 was amortized to expense over the option-vesting period per the below illustration.

	Three Months	Six Months
	Ended	Ended
	April 29, 2005	April 29, 2005
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Net income as reported	$33.4	$85.9
Plus: Share-based employee compensation included in reported income	0.8	1.5
Less: Stock compensation expense – fair value based method	(5.5)	(10.0)

Pro forma net income	$28.7	$77.4

Net income per share
As reported — basic	$0.29	$0.74

As reported — diluted	$0.27	$0.69

Pro forma — basic	$0.25	$0.67

Pro forma — diluted	$0.24	$0.62

     As of April 28, 2006, a total of 12.3 million shares were available for stock awards. This total included 3.2 million shares available for issuance as restricted stock awards and restricted stock units. All stock options granted under the Global Stock Incentive Plan (“GSIP”) were made at fair market value. Stock options granted under the GSIP vest over a four-year period.
     During the first quarter of fiscal 2006, we granted 302,335 of restricted stock units subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout our 2006, 2007, and 2008 fiscal years reach a targeted amount. For purposes of SFAS 123(R), these restricted stock units are being recognized on a straight-line basis from the grant date because we currently believe we will achieve the performance conditions.
     The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards/Units
	(In millions)		(In millions)
Outstanding at October 31, 2005	6.8	$28.95	0.4
Granted	0.9	23.87	0.3
Exercised	(0.3)	(16.71)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.3)	(33.95)	—

Outstanding at January 27, 2006	7.1	28.72	0.6

Granted	0.1	25.06	0.1

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards/Units
	(In millions)		(In millions)
Exercised	(0.3)	(16.43)	—
Restrictions lapsed	—	—	—
Canceled	(0.1)	(30.45)	(0.1)

Outstanding at April 28, 2006	6.8	29.06	0.6

Exercisable at October 31, 2005	4.6	33.70	—

Exercisable at April 28, 2006	4.6	$32.90	—

     As of April 28, 2006, there were options to purchase 1.7 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $20.98. The following table contains details regarding our outstanding stock options as of April 28, 2006:

			Weighted Average
Range of			Remaining			Weighted
Exercise Prices		Number	Contractual Life	Weighted Average		Average
Between		Outstanding	(In years)	Exercise Price	Number Exercisable	Exercise Price
$8.05	$ 15.68	235,052	7.18	$ 13.34	185,976	$ 12.87
15.75	15.82	862,881	6.58	15.82	862,524	15.82
16.03	18.62	606,922	7.67	17.12	381,327	16.97
18.69	18.76	865,562	8.64	18.76	201,530	18.76
19.11	19.81	720,069	4.93	19.78	691,856	19.79
20.02	23.45	655,705	7.88	20.62	340,792	20.65
23.91	23.91	869,351	9.63	23.91	—	—
24.01	30.59	791,519	5.90	29.19	744,835	29.42
31.08	61.25	676,955	3.91	44.80	666,557	44.73
61.47	293.56	476,162	3.16	107.15	476,162	107.15

$8.05	$293.56	6,760,178	6.72	$ 29.06	4,551,559	$ 32.90

     For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes Model. The weighted average estimated fair value of employee stock options granted during the three months ended April 28, 2006 and April 29, 2005 was $13.25 and $8.28 per share, respectively. For options granted during the six months ended April 28, 2006 and April 29, 2005 this value was $12.75 and $9.65 per share, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
Expected volatility	56.46%	57.86%	56.46%-57.83%	57.86%-59.31%
Risk free interest rate	4.73%	3.85%	4.30%-4.73%	3.67%-3.85%
Expected dividends	—	—	—	—
Expected life (in years)	4.92	4.61	4.92	4.59-4.61
     We based our estimate of expected volatility for fiscal 2006 on monthly historical trading data of our common stock for a period equivalent to the expected life of the award.
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
     As of April 28, 2006, we have approximately $22.4 million of total compensation cost related to nonvested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.9 years.

Note 3 — Acquisitions:
     On August 26, 2005, we completed the acquisition of Fiber Optic Network Solutions Corp (“FONS”), a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. In this transaction, we acquired all of the outstanding shares of FONS in exchange for cash paid of $166.1 million (net of cash acquired) and assumed certain liabilities of FONS. Of the purchase price, $34.0 million is held in escrow for up to two years to address potential indemnification claims. Additionally, we placed $6.7 million into a trust account to be paid to FONS employees over the course of nine months following the close of the transaction. We acquired $83.3 million of intangible assets as part of the purchase. An allocation of $3.3 million was made to in-process research and development for new technology development and was immediately written-off. Goodwill of $70.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes. With the addition of FONS, we became one of the largest suppliers of fiber-to-the-X (i.e., the deployment of fiber-based networks closer to the ultimate consumer, which is sometimes referred to as “FTTX”) solutions in the United States according to proprietary market share estimates. The results of FONS, subsequent to August 26, 2005, are included in our results of operations.
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
     Unaudited pro forma consolidated results of continuing operations for the three and six months ended April 29, 2005, as though the acquisitions of FONS and OpenCell had taken place at the beginning of such periods, are:

	Three Months Ended	Six Months Ended
	April 29, 2005	April 29, 2005
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Net sales	$340.2	$599.7
Income from continuing operations	40.4	55.7
Net income	38.5	92.2

Income from continuing operations per share—basic	0.35	0.48
Income from continuing operations per share—diluted	0.31	0.43

Net income per share—basic	0.33	0.80
Net income per share—diluted	$0.30	$0.71

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
   SIUK
     During the third quarter of fiscal 2005, we sold our SIUK business for a nominal amount and recorded a loss on sale of $6.3 million. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.
  Metrica
     During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (formerly known as WatchMark Corporation) (“Vallent”) for a cash purchase price of $35.0 million and a $3.9 million equity interest in Vallent. The cash purchase price was subject to adjustments under the sale agreement.

The transaction closed on November 19, 2004. The equity interest constitutes less than a five percent ownership in Vallent and is therefore accounted for under the cost method. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. In the first quarter of fiscal 2005 we recognized a gain on sale of $36.0 million.
     In the second, third and fourth quarters of fiscal 2005, we recorded adjustments to reduce the gain by $0.9 million, $1.0 million and $1.5 million, respectively. The adjustments were due to subsequent adjustments to the working capital balances used to determine the purchase price.
  Singl.eView
     During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million. The price was subject to adjustments under the sale agreement. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In connection with the acquisition, we provided Intec with a $6.0 million non-revolving credit facility with a term of 18 months. We extended the date for repayment of the credit facility to May 26, 2006. As of April 28, 2006, $4.0 million was drawn on the credit facility. On May 23, 2006, we received $3.0 million of the credit facility. The remaining $1.0 million credit facility is due and payable but remains outstanding. We have not called the facility as we presently are finalizing calculations on price adjustments under the purchase agreement and intend to receive payment on the facility at the same time the parties settle on the price adjustments. In the first quarter of fiscal 2005, we recognized an income tax benefit of $3.1 million relating to resolution of certain income tax contingencies.
     The financial results of our SIUK, Metrica and Singl.eView businesses included in discontinued operations are:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$—	$3.5	$—	$7.7

Income (loss) from discontinued operations	$—	$(0.5)	$—	$1.7
Gain (loss) on sale of subsidiaries	—	(0.9)	—	35.3

Gain (loss) from discontinued operations	$—	$(1.4)	$—	$37.0

Note 5 — Net Income (Loss) from Continuing Operations Per Share:
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income per share from continuing operations:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income from continuing operations	22.8	34.8	20.4	48.9
Interest expense for convertible notes	—	2.0	—	3.9

Net income from continuing operations – diluted	$22.8	$36.8	$20.4	$52.8

Denominator:
Weighted average common shares outstanding – basic	117.1	115.7	116.9	115.7
Convertible bonds converted to common stock	—	14.2	—	14.2
Employee options and other	0.8	0.6	0.7	0.6

Weighted average common shares outstanding – diluted	117.9	130.5	117.6	130.5

Basic income per share from continuing operations	$0.19	$0.30	$0.18	$0.42

Diluted income per share from continuing operations	$0.19	$0.28	$0.18	$0.40

     Excluded from dilutive securities are employee stock options to acquire 3.0 million and 7.9 million shares for the three months ended April 28, 2006 and April 29, 2005, respectively. Also excluded are employee stock options to acquire 4.2 million and 5.9 million shares for the six months ended April 28, 2006 and April 29, 2005, respectively. All of these exclusions were made because the exercise price of these options exceeded the average market price of the common stock for the periods and would have an anti-dilutive effect.

     Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from dilutive securities for the three and six months ended April 28, 2006 and April 29, 2005. The exclusions were made because the exercise price of these warrants was greater than the average market price of our common stock.
     Upon achieving positive net income in a reporting period, we are required to use the “if-converted” method for computing diluted earnings per share with respect to the 14.2 million shares reserved for issuance upon conversion of our convertible notes. All 14.2 million shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended April 28, 2006 because of their anti-dilutive effect. However, these shares were included for the three and six months ended April 29, 2005.
Note 6 — Inventories:
     Inventories consist of:

	April 28,	October 31,
	2006	2005
	(In millions)

Purchased materials	$65.7	$66.9
Manufactured products	109.8	100.2
Work-in-process	7.3	9.1
Less: Inventory reserve	(36.9)	(35.7)

Total inventories, net	$145.9	$140.5

Note 7 — Property & Equipment:
     Property & equipment consists of:

	April 28,	October 31,
	2006	2005
	(In millions)

Land and buildings	$139.5	$137.2
Machinery and equipment	385.0	372.8
Furniture and fixtures	41.5	42.1
Less: Accumulated depreciation	(368.0)	(351.2)

Total	198.0	200.9
Construction in progress	13.8	20.2

Total property & equipment, net	$211.8	$221.1

Note 8 — Goodwill and Intangible Assets:
     We recorded $240.2 million in goodwill in connection with our acquisitions of the KRONE group (“KRONE”) and FONS. All of the goodwill derived from these acquisitions has been assigned to our Broadband Infrastructure and Access segment. Most of this goodwill is not deductible for tax purposes.
     The changes in the carrying amount of goodwill for the six-months ended April 28, 2006 are (in millions):

Balance as of October 31, 2005	$240.5
Purchase accounting adjustments	(0.3)

Balance as of April 28, 2006	$240.2

     We recorded intangible assets of $78.1 million in connection with our acquisition of KRONE. The intangible assets consisted primarily of trademarks, technology and a distributor network. We recorded intangible assets of $83.3 million in connection with the acquisition of FONS. The intangible assets consisted primarily of customer relationships, existing technology and non-compete agreements. An additional $4.7 million was recorded related to patents and a non-compete agreement purchased from OpenCell.
Note 9 — Income Taxes:
     A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in U.S. income statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. We expect to maintain a nearly full valuation allowance against our deferred tax assets until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record significant income tax expense or benefits for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets is restored on the balance sheet. Our income tax provision for the three and six months ended April 28, 2006 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of April 28, 2006, we had $1,044.0 million of net deferred tax assets that have a nearly full valuation allowance. Therefore, such net deferred tax assets are reflected on the Condensed Consolidated Balance Sheets in Other Assets at an insignificant amount. Most of our deferred tax assets are related to U.S. income taxes and are not expected to expire until after fiscal 2021, with the exception of $225.6 million relating to capital loss carryovers that can only be utilized against realized capital gains and expire in fiscal 2009.
Note 10 — Comprehensive Income:
     Accumulated other comprehensive income has no impact on our net income but is reflected in our balance sheets through adjustments to shareowners’ investment. Accumulated other comprehensive income derives from foreign currency translation adjustments, unrealized gains (losses) on available-for-sale securities and adjustments to reflect our minimum pension liability.
     The components of accumulated other comprehensive income are:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Net income	$22.8	$33.4	$21.0	$85.9
Change in cumulative translation adjustment (1)	(1.4)	0.8	0.8	0.6
Unrealized gain (loss) from securities classified as available-for-sale	0.4	(0.3)	0.7	(0.4)

Total comprehensive income	$21.8	$33.9	$22.5	$86.1

(1)	The change in cumulative translation adjustment for the three months ended April 28, 2006 is due to a weakening of the Mexican Peso in relation to the U.S. dollar partially offset by a general strengthening of other currencies versus the U.S. dollar.
Note 11 — Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of our German subsidiary. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	0.7	0.7	1.4	1.5

Net periodic benefit cost	$0.8	$0.9	$1.6	$1.8

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
     As a result of our KRONE acquisition, we implemented reporting at a regional level in addition to reporting at a business unit level during fiscal 2005. Business unit level reports present results through contribution margin. Regional level reports present fully allocated results to the operating income level, before restructuring costs. For presentation purposes, we have deducted allocations of regional and corporate costs from contribution margin in order to arrive at fully allocated operating income for segment disclosures. These allocations were made based on associated revenues. Assets are not allocated to the segments.
     Intersegment sales of $11.8 million and $20.5 million and operating income of $7.8 million and $13.4 million are eliminated from Professional Services for the three and six months ended April 28, 2006, respectively. Additionally, intersegment sales of $17.8 million and $23.6 million and operating income of $11.8 million and $15.6 million are eliminated from Professional Services for the three and six months ended April 29, 2005, respectively. These intersegment sales primarily represent products of Broadband Infrastructure and Access sold by the Professional Services segment.
     The following table sets forth net sales information for each of our functional operating segments:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Broadband Infrastructure and Access:
Infrastructure Products (Connectivity)	$279.7	$211.7	$487.6	$375.2
Access Products (Wireline and Wireless)	26.2	36.7	46.8	59.5
Divested Entities	—	0.3	—	0.3

Total Broadband Infrastructure and Access	305.9	248.7	534.4	435.0
Professional Services	59.7	64.4	113.0	119.1

Total	$365.6	$313.1	$647.4	$554.1

     The following table sets forth certain financial information for each of our functional operating segments:

	Broadband
	Infrastructure	Professional
	and Access	Services	Consolidated
	(In millions)

Three Months Ended April 28, 2006
External sales:
Products	$305.9	$14.8	$320.7
Services	—	44.9	44.9

Total external sales	305.9	59.7	365.6

Contribution margin	79.3	4.2	—
Depreciation and amortization	14.9	2.2	17.1
Operating income (loss)	$28.8	$(6.2)	$22.6

Three Months Ended April 29, 2005
External sales:
Products	$248.7	$16.1	$264.8
Services	—	48.3	48.3

Total external sales	248.7	64.4	313.1

Contribution margin	85.9	5.6	—
Depreciation and amortization	11.0	2.4	13.4
Operating income (loss)	$37.1	$(5.3)	$31.8

	Broadband
	Infrastructure	Professional
	and Access	Services	Consolidated
	(In millions)

Six Months Ended April 28, 2006
External sales:
Products	$534.4	$28.4	$562.8
Services	—	84.6	84.6

Total external sales	534.4	113.0	647.4

Contribution margin	125.6	7.0	—
Depreciation and amortization	29.1	4.6	33.7
Operating income (loss)	$34.9	$(16.1)	$18.8

Six Months Ended April 29, 2005
External sales:
Products	$435.0	$29.9	$464.9
Services	—	89.2	89.2

Total external sales	435.0	119.1	554.1

Contribution margin	138.2	9.9	—
Depreciation and amortization	21.8	5.5	27.3
Operating income (loss)	$43.7	$(9.0)	$34.7
  Regional Information
     The following table sets forth operating income by region for the three and six months ended April 28, 2006 and April 29, 2005. Operating income by region is fully allocated for all costs except restructuring costs.

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Americas (United States, Canada and Central and South America)	$22.6	$27.6	$21.2	$30.4
EMEA (Europe, Middle East and Africa)	(0.3)	5.8	(3.2)	6.7
Asia Pacific (China, Korea, Australia, India, Japan and Southeast Asia)	2.4	1.7	4.3	4.0

Operating income before restructuring costs	24.7	35.1	22.3	41.1
Restructuring costs	(2.1)	(3.3)	(3.5)	(6.4)

Operating income after restructuring costs	$22.6	$31.8	$18.8	$34.7

  Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:
Geographic Sales Information:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Inside the United States	$217.8	$175.8	$373.1	$295.4
Outside the United States:
Asia Pacific (China, Korea, Australia, India, Japan and Southeast Asia)	26.5	25.3	50.0	46.9
EMEA (Europe (excluding Germany), Middle East and Africa)	53.7	46.9	100.3	88.9
Germany	43.5	45.5	80.0	86.1
Americas (Canada, Central and South America)	24.1	19.6	44.0	36.8

Total	$365.6	$313.1	$647.4	$554.1

Property and Equipment, Net:
Inside the United States			$136.6	$135.7
Outside the United States			75.2	83.3

Total			$211.8	$219.0

Note 13 — Restructuring and Impairment Charges:
     During the three and six month periods ending April 28, 2006 and April 29, 2005, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges are adjusted to exclude activities specifically related to discontinued operations. For the three and six months ended April 28, 2006 and April 29, 2005 the restructuring charges by category are:

	Three Months Ended		Six Months Ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Employee severance	$1.4	$2.5	$2.7	$4.1
Facilities consolidation and lease termination	0.1	0.7	0.2	2.2
Fixed asset write-downs	0.6	0.1	0.6	0.1

Total restructuring and impairment charges	$2.1	$3.3	$3.5	$6.4

     We incurred impairment charges of $0.6 million for the three and six months ended April 28, 2006 related to property and equipment as a result of our continued consolidation of excess facilities. For the three and six months ended April 29, 2005, we incurred $0.1 million of impairment charges related to the consolidation of excess facilities.
     Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended April 28, 2006, 36 and 79 employees, respectively, were impacted by reductions in force. These reductions were principally in our Broadband Infrastructure and Access segment. During the three and six months ended April 29, 2005, 36 and 70 employees, respectively, were impacted by reductions in force. The reductions also were principally in our Broadband Infrastructure and Access segment.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and six months ended April 28, 2006, we incurred charges of $0.1 million and $0.2 million, respectively, related to facility consolidations. For the three and six months ended April 29, 2005, we incurred charges of $0.7 million and $2.2 million, respectively. The charges were primarily due to lower sublease income caused by a continued softening of real estate markets and principally impacted our Broadband Infrastructure and Access segment.
     The following table provides detail on our restructuring activity and the remaining accrual balance by category as of April 28, 2006:

		Continuing
	Accrual	Operations Net	Cash Payments	Accrual
Type of Charge	October 31, 2005	Additions	Charged to Accrual	April 28, 2006

	(In millions)

Employee severance costs	$8.7	$2.7	$6.3	$5.1
Facilities consolidation	24.6	0.2	7.1	17.7

Total	$33.3	$2.9	$13.4	$22.8

     Included in the October 31, 2005 accrual balance of $33.3 million is $0.3 million related to accruals acquired with the KRONE acquisition, substantially all of which were paid as of April 28, 2006.
     We expect that substantially all of the remaining $5.1 million accrual relating to employee severance costs as of April 28, 2006 will be paid from unrestricted cash by the end of the second quarter of fiscal 2007. Of the $17.7 million for the consolidation of facilities, we expect that approximately $6.1 million will be paid from unrestricted cash by the end of second quarter of fiscal 2007. We expect the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

Note 14 — Other Income, Net:
     Other income, net consists of the following:

	Three months ended		Six months ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Interest income on short-term investments	$4.9	$3.9	$9.5	$7.6
Interest expense	(3.6)	(2.4)	(6.9)	(5.2)

Interest income, net	1.3	1.5	2.6	2.4
Foreign exchange income	0.9	—	1.6	1.0
Gain on sale of note receivable	—	—	—	9.0
Gain (loss) on sale of fixed assets	(0.2)	3.8	(0.8)	4.3
Other	0.8	—	2.1	0.8

Non-operating income, net	1.5	3.8	2.9	15.1

Total other income, net	$2.8	$5.3	$5.5	$17.5

     During the first quarter of fiscal 2005, fully reserved notes receivable of $15.8 million were sold, resulting in a gain on sale of $9.0 million.
Note 15 — Commitments and Contingencies:
     Legal Contingencies: On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties settled the case subject to various approvals, including approvals from an independent fiduciary and the court. Pending finalization, the amount and terms of the settlement are confidential. Based on the conditional agreement, we do not expect the resolution of this matter to have a material impact on our financial statements.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of April 28, 2006, we had recorded approximately $6.0 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
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
     Change of Control: Our board of directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event we undergo change of control.
Note 16 — Subsequent Event
     On May 31, 2006, ADC and Andrew Corporation (“Andrew”) entered into a definitive merger agreement. This agreement was filed on an 8-K dated June 1, 2006. The business combination is structured as a stock-for-stock merger with Andrew becoming a wholly owned subsidiary of

ADC. The transaction is expected to qualify as a tax-free reorganization. Under the terms of the agreement, Andrew shareholders will receive 0.57 of an ADC common share for each common share of Andrew they hold. Upon completion of the transaction, ADC shareholders will own approximately 56 percent of the combined company and Andrew shareholders will own approximately 44 percent of the combined company. The merger is subject to customary regulatory and governmental reviews in the United States and elsewhere, as well as the approval by shareholders of both companies and other customary conditions to closing. The transaction is expected to be completed in approximately four to six months, but it could take longer pending necessary approvals. Until the merger is completed, both companies will continue to operate their businesses independently.

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
     Our Broadband Infrastructure and Access business provides network infrastructure products for wireline, wireless, cable, broadcast and enterprise network applications. These products include:
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
Marketplace Conditions
     Our industry has experienced modest overall spending increases from the historical low levels reached in fiscal 2001 through fiscal 2003. However, total spending on communications equipment and services remains at significantly lower levels than existed prior to fiscal 2001 and there are substantial pressures on the prices at which we are able to sell many of our products. Spending increases by our customers appear to be primarily focused on areas such as FTTX initiatives, where the products we sell generally have lower margins than many of our historical products. Because capital budgets of our customers remain constrained, an increase in spending in any one area may cause spending in other areas to decrease. As a result, we believe that if we are to grow profits it is important that we both increase revenues and contain our costs.
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
     Increases in customer spending have been, and we believe are likely to remain, more pronounced for the foreseeable future in FTTX initiatives as well as in the wireless and enterprise areas. We believe the increased spending on FTTX initiatives may be causing a decline in spending on other wireline initiatives. Also, spending on FTTX, wireless and enterprise initiatives is largely project based and is therefore subject to significant fluctuations. This situation may further reduce gross margins compared to periods when FTTX initiatives made up less of our sales mix.

     In fiscal 2005, the growth of our sales outpaced sales growth in our industry generally. One of our primary goals for fiscal 2006 is to achieve sales growth above the norm in our industry. While we are cautious about our ability to be successful in achieving this type of continued revenue growth, we believe the following factors may allow us to reach this goal:
•	new product offerings, such as our OmniReach™ FTTX solutions being deployed by several communications service providers;

•	opportunities to cross-sell products among ADC’s traditional customer base and the traditional customer base of KRONE; and

•	increasing our market share in certain areas as we have done recently with respect to some product lines.
     Long-term, we believe additional factors such as the expected acceptance of our Digivance® wireless coverage solution and our TrueNet® and CopperTen™ enterprise solutions may allow us to achieve continued revenue growth.
     Our business is largely dependent on telecommunications service providers for a majority of sales. Our acquisition of KRONE mitigated this dependence somewhat as KRONE historically derived substantial revenue from sales to enterprise networks. However, significant growth of sales of our FTTX products, driven in part by our acquisition of FONS, has seen our customer concentration with telecommunications service providers increase recently. For the six months ended April 29, 2005, our top five telecommunications service provider customers represented 30.5% of our revenue. Driven largely by FTTX sales, this concentration rose to 40.2% for the six months ended April 28, 2006. We expect this trend to continue for the foreseeable future as we expect FTTX sales to continue to grow more rapidly than other parts of our business.
     Our customer concentration levels may also increase as a result of consolidation among communications service providers, which we believe is likely to continue. Further, mergers or acquisitions we may undertake, such as our acquisition of FONS in fiscal 2005, could increase our customer concentration as well. In the near-term, consolidation among communications service providers may cause such companies to defer spending while they focus on integrating the combined businesses. The long-term impact of customer consolidations on our business is difficult to predict. In addition, in the product areas where we believe the potential for sales growth is most pronounced (e.g., FTTX initiatives, wireless products and enterprise), our sales remain highly concentrated with the large U.S. telephone and wireless companies.
     We believe our expansion into new growth markets of FTTX, wireless and enterprise may have changed the historical seasonality of our business. Our sales of these products have fluctuated from quarter to quarter, something we expect may continue. We expect future sales in our first fiscal quarter will be lower than in other quarters. This is because of the number of holidays in that quarter and the development of annual capital spending budgets that many of our customers undertake during that time frame. The working days by quarter in fiscal 2006 is 59 days in the first quarter, 65 days in the second quarter, 62 days in the third quarter and 66 days in the fourth quarter.
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
     A more detailed description of the risk factors associated with our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2005 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 27, 2006.

Results of Operations
Net Sales
     The following table sets forth our net sales for the three and six months ended April 28, 2006 and April 29, 2005 for each of our segments:

	Three Months Ended
	April 28, 2006		April 29, 2005
	Net Sales	%	Net Sales	%
	(In millions)		(In millions)
Broadband Infrastructure and Access	$305.9	83.7%	$248.7	79.4%
Professional Services:
Product	14.8	4.0	16.1	5.2
Service	44.9	12.3	48.3	15.4

Total Professional Services	59.7	16.3	64.4	20.6

Total	$365.6	100.0%	$313.1	100.0%

	Six Months Ended
	April 28, 2006		April 29, 2005
	Net Sales	%	Net Sales	%
	(In millions)		(In millions)
Broadband Infrastructure and Access	$534.4	82.5%	$435.0	78.5%
Professional Services:
Product	28.4	4.4	29.9	5.4
Service	84.6	13.1	89.2	16.1

Total Professional Services	113.0	17.5	119.1	21.5

Total	$647.4	100.0%	$554.1	100.0%

     Net sales were $365.6 million and $647.4 million for the three and six months ended April 28, 2006, respectively, an increase of 16.8% and 16.8%, respectively, over the comparable 2005 periods. International sales comprised 40.4% and 43.9% of our net sales for the three months and 42.4% and 46.7% of our net sales for the six months ended April 28, 2006 and April 29, 2005, respectively.
     During the three and six months ended April 28, 2006, net sales of Broadband Infrastructure and Access products increased approximately $57.2 million and $99.4 million, or 23.0% and 22.9%, respectively, over the comparable 2005 periods. Our Broadband Infrastructure and Access segment includes infrastructure (connectivity) and access (wireless and wireline) products.
     During the three and six months ended April 28, 2006, connectivity product sales increased $68.0 million and $112.4 million, or 32.1% and 30.0%, respectively, over the comparable 2005 periods. This was driven by increases in both global fiber connectivity and global copper connectivity sales. Global fiber connectivity sales were strong in central-office infrastructure and FTTX network deployments and were aided by the inclusion of sales of FTTX products in our portfolio as a result of the FONS acquisition on August 26, 2005. Sales of global copper connectivity solutions grew as a result of demand for our products that support the copper infrastructure in fiber-to-the-node and fiber-to-the-curb networks.
     During the three and six months ended April 28, 2006, wireless product sales decreased approximately $11.1 million and $14.2 million, or 54.1% and 49.7%, respectively, over the comparable 2005 periods. The decrease in wireless product sales is due to the timing of new products and delay in customer deployments. Lower demand for tower top amplifier products, as well as decreased revenues for our Digivance product line, contributed to the year over year decline. The acquisition of OpenCell expands our Digivance portfolio and should provide us with a platform that will enable us to increase our domestic presence and international market share for these products.
     During the three and six months ended April 28, 2006, wireline product sales increased $0.6 million and $1.5 million, or 3.7% and 4.9%, respectively, over the comparable 2005 periods. The increase in wireline product sales resulted from reconstruction efforts in hurricane-damaged areas of the United States and increased penetration in Latin America. However, we continue to believe there is a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide trend towards a general decline in market demand to continue into the future.

     During the three and six months ended April 28, 2006, net sales of our Professional Services products decreased by approximately $4.7 million and $6.1 million, or 7.3% and 5.1%, respectively, over the comparable 2005 periods. This decrease was the result of weak sales in Western Europe, where we have been less willing to accept business when there is risk that it may not be profitable. This decrease was partially offset by spending to rebuild hurricane-damaged areas in the United States.
Gross Profit
     During the three and six months ended April 28, 2006, our gross profit percentages were 33.0% and 31.8%, respectively, compared to 37.3% and 35.9%, respectively, for the comparable 2005 periods. The decrease in gross profit percentage resulted primarily from two factors. First, a higher portion of our sales now support outside plant infrastructure for FTTX networks. These products have lower margins than many of our other products. Second, we had lower sales of enterprise products in the EMEA region and among our Digivance products generally versus our fiscal 2005 volumes. This has resulted in lower margins for these products in fiscal 2006 because of relatively stable fixed costs. The mix of products we sell in any one quarter is variable and is prone to shift in ways that often cannot be predicted accurately.
Operating Expenses
     Total operating expenses for the three and six months ended April 28, 2006, were $97.9 million and $187.3 million, respectively. These amounts respectively represented 26.8% and 28.9% of net sales, for those periods. Total operating expenses for the comparable 2005 periods were $85.1 million and $164.3 million, respectively. These amounts respectively represented 27.2% and 29.7% of net sales, for those periods. Operating expenses include research and development, selling and administration expenses and restructuring and impairment charges as discussed below.
     Research and development expenses were $19.0 million and $38.0 million for the three and six months ended April 28, 2006, respectively. This represents an increase of 4.4% and 13.8% over comparable 2005 periods. The increase is largely attributable to research and development expenses undertaken in connection with our acquisitions of FONS and OpenCell. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments. Most of our research will be directed towards projects that we believe directly advance our strategic aims within segments in the marketplace that are most likely to grow and have a higher probability of return on investment.
     Selling and administration expenses were $76.8 million and $145.8 million for the three and six months ended April 28, 2006, respectively. This represents an increase of 20.8% and 17.1% over comparable 2005 periods. Beginning in fiscal 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Adopting SFAS 123(R) increased our compensation expense by approximately $2.3 million and $5.1 million for the three and six months ended April 28, 2006. Also, we incurred approximately $2.1 million and $4.5 million, respectively, of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006. In addition, we incurred an increase of $3.9 million and $7.8 million, respectively, in amortization expense related to intangibles acquired with our FONS and OpenCell acquisitions, for the three and six months ended April 28, 2006.
     Restructuring and impairment charges were $2.1 million and $3.5 million for the three and six months ended April 28, 2006, respectively, compared to $3.3 million and $6.4 million for the three and six months ended April 29, 2005, respectively. Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended April 28, 2006, 36 and 79, respectively, employees were impacted by reductions in force. The reductions were principally in our Broadband Infrastructure and Access segment. During the three and six months ended April 29, 2005, 36 and 70, respectively, employees were impacted by reductions in force. These reductions also were principally in our Broadband Infrastructure and Access segment.

Other Income, Net
     Other income, net consists of the following:

	Three months ended		Six months ended
	April 28,	April 29,	April 28,	April 29,
	2006	2005	2006	2005
	(In millions)		(In millions)

Interest income on short-term investments	$4.9	$3.9	$9.5	$7.6
Interest expense	(3.6)	(2.4)	(6.9)	(5.2)

Interest income, net	1.3	1.5	2.6	2.4
Foreign exchange income	0.9	—	1.6	1.0
Gain on sale of note receivable	—	—	—	9.0
Gain (loss) on sale of fixed assets	(0.2)	3.8	(0.8)	4.3
Other	0.8	—	2.1	0.8

Non-operating income, net	1.5	3.8	2.9	15.1

Total other income, net	$2.8	$5.3	$5.5	$17.5

     During the three months ended January 28, 2005, fully reserved notes receivable of $15.8 million were sold. The sale resulted in a gain on sale of $9.0 million.
Income Taxes
     Our effective income tax rate from continuing operations for the three and six months ended April 28, 2006 was 10.2% and 16.0%, respectively, compared to 6.2% and 6.3% for the comparable 2005 periods. Substantially all of our income tax provision for the three and six months ended April 28, 2006 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. We will continue to maintain a nearly full valuation allowance on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize our deferred tax assets in the future. Until that time, we expect our effective income tax rate will be substantially reduced.
Income from Continuing Operations
     During the three and six months ended April 28, 2006, income from continuing operations decreased $12.0 million and $28.5 million or 52.6% and 58.3%, respectively, from the comparable 2005 periods. This is primarily due to a decline in gross margins, increased operating expenses and a decrease in non-operating income. During the three and six months ended April 28, 2006 gross margins declined by 4.3% and 4.1%, respectively, over the comparable 2005 periods, as described earlier. During the three and six months ended April 28, 2006, operating expenses increased $12.8 million and $23.0 million, respectively, over the comparable 2005 periods. This increase is primarily due to an increase in selling and administration expense as discussed under operating expenses. During the three and six months ended April 28, 2006, other income, net decreased $2.5 million and $12.0 million, respectively, over the comparable 2005 period. During the three months ended April 28, 2006, we incurred a $0.2 million loss on the sale of fixed assets compared to a $3.8 million gain for the three months ended April 29, 2005. During the six months ended April 29, 2005, we sold a fully reserved note resulting in a $9.0 million gain.
Acquisitions
     On August 26, 2005, we completed the acquisition of FONS. On May 6, 2005, we completed the acquisition of OpenCell. Refer to Note 3 to the financial statements for a discussion of these acquisitions.
Discontinued Operations
     We sold our business related to our Singl.eView product line in the third quarter of fiscal 2004, the business related to our Metrica service assurance software group in the first quarter of fiscal 2005 and our SIUK business in the third quarter of fiscal 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” these businesses were classified as discontinued operations in fiscal 2005 and 2004. The financial results are reported separately as discontinued operations for all periods presented. Refer to Note 4 to the financial statements for a complete discussion of our discontinued operations.

Share-Based Compensation
     On November 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. This method requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2006.
     Share-based compensation recognized under SFAS 123(R) for the three and six months ended April 28, 2006 was $3.1 million and $6.5 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation expense of $0.8 million and $1.5 million for the three and six months ended April 29, 2005 was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options under SFAS 123 in the three and six month periods ending April 29, 2005.
     The following table details the impact of adopting SFAS 123(R) during the most recent quarter:

	Three Months	Six Months
	Ended	Ended
	April 28, 2006	April 28, 2006
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Effect on Income Before Tax	$(2.3)	$(5.1)

Effect on Income From Continuing Operations	(2.3)	(5.1)
Cumulative Effect of Change in Accounting Principle	—	0.6

Net Income	$(2.3)	$(4.5)

Basic and Diluted Earnings Per Share	$(0.02)	$(0.04)

Subsequent Event
     On May 31, 2006, ADC and Andrew Corporation (“Andrew”) entered into a definitive merger agreement. This agreement was filed on an 8-K dated June 1, 2006. The business combination is structured as a stock-for-stock merger with Andrew becoming a wholly owned subsidiary of ADC. The transaction is expected to qualify as a tax-free reorganization. Under the terms of the agreement, Andrew shareholders will receive 0.57 of an ADC common share for each common share of Andrew they hold. Upon completion of the transaction, ADC shareholders will own approximately 56 percent of the combined company and Andrew shareholders will own approximately 44 percent of the combined company. The merger is subject to customary regulatory and governmental reviews in the United States and elsewhere, as well as the approval by shareholders of both companies and other customary conditions to closing. The transaction is expected to be completed in approximately four to six months, but it could take longer pending necessary approvals. Until the merger is completed, both companies will continue to operate their businesses independently.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2005 for a more detailed discussion of our critical accounting policies and estimates.
     Share-Based Compensation: We used the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R). The Black-Scholes Model requires the input of certain assumptions that require subjective judgment. Because our employee stock options, restricted stock units and restricted stock awards have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Refer to Note 2 to the financial statements for more information regarding share-based compensation.
     Recoverability of Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have two operating segments: Broadband Infrastructure and Access and Professional Services. Within our Broadband Infrastructure and Access segment, we have three reporting units: Connectivity Systems, Wireline Networks and Wireless Networks. Our Professional Services segment is also considered a reporting unit. We perform impairment reviews at our reporting unit level. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Our last annual impairment analysis was performed during the fourth quarter of our fiscal 2005. It indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As such, no impairment existed at that time. In order to evaluate the sensitivity of the fair value calculations of a reporting unit on the impairment calculation, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill at any reporting unit.
     We assess the recoverability of long-lived assets, including intangible assets other than goodwill, when indicators of impairment exist. The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. The measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. All assumptions utilized in the impairment analysis are consistent with management’s internal planning.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $488.8 million at April 28, 2006, an increase of $43.4 million compared to $445.4 million as of October 31, 2005. The reasons for this increase are later described. We invest a large portion of our available cash in government and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal and maintain adequate liquidity at all times.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of April 28, 2006, we had restricted cash of $22.1 million compared to $23.6 million as of October 31, 2005, a decrease of $1.5 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. Of the restricted cash, $6.8 million relates to our FONS acquisition. These funds are held in trust to be paid to FONS employees over the course of the next few months. Generally, we are entitled to the interest earnings on our restricted cash balances and interest earned on restricted cash is included in cash and cash equivalents.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the six months ended April 28, 2006 was $29.9 million. This source of cash was primarily due to income from continuing operations of $20.4 million and $42.9 million of adjustments to reconcile net income to net cash provided by operating activities. This increase was offset by a $21.6 million increase in operating assets and an $11.8 million decrease in operating liabilities. The $11.8 million decrease in operating liabilities includes $31.2 million for payment of fiscal 2005 incentives and $13.4 million for payment of accrued restructuring costs, offset by a $32.8 million increase in accounts payable and other current liabilities. The $21.6 million increase in operating assets and the $32.8 million increase in accounts payable and other current liabilities were the result of business growth as well as better working capital management. Our employee incentives are accrued throughout the fiscal year but paid in the first quarter of the subsequent year.
     Net cash used for operating activities from continuing operations for the six months ended April 29, 2005 was $16.1 million. This use of cash was primarily due to a $76.7 million increase in operating assets and a $9.4 million decrease in operating liabilities. The cash use was offset by operating income of $48.9 million and $21.1 million of adjustments to reconcile net income to net cash used by operating activities. The $9.4 million decrease in operating liabilities includes $22.2 million for payment of fiscal 2004 incentives; $14.8 million for payment of accrued restructuring costs and a $27.6 million increase in accounts payable and other current liabilities. The $76.7 million increase in operating assets and the $27.6 million increase in accounts payable and other current liabilities were the result of business growth and acquisitions described in Note 3 to the financial statements.
     Investing Activities
     Cash used for investing activities in the six months ended April 28, 2006 of $19.6 million includes $13.5 million for property, equipment and patent additions and a $10.8 million net increase in available-for-sale securities. These were offset with cash provided by investing activities including a $2.7 million collection of notes receivable and a $1.6 million decrease in restricted cash.
     Cash provided by investing activities in the six months ended April 29, 2005 of $46.0 million includes $33.7 million primarily from the sale of our Metrica service assurance software group, a $9.0 million collection of notes receivable, a $2.8 million decrease in restricted cash and $16.7 million from the sale of property and equipment. These were offset by $10.5 million cash used for property and equipment additions and a $5.7 million net increase in available-for-sale securities.
     Financing Activities
     Cash provided by financing activities was $9.6 million for the six months ended April 28, 2006, compared with cash provided by financing activities of $2.4 million for the six months ended April 29, 2005. This was related to the issuance of common stock for certain employee benefit plans during the period in both years.

     Unsecured Debt
     As of April 28, 2006, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375% and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 3.99625% for the six-month period ending December 15, 2005, but rose to 5.045% for the period December 15, 2005 to June 15, 2006. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.
     Financing Arrangements
     As a part of the divestitures of the Cuda cable modem termination system business and our Singl.eView business during fiscal 2004, we agreed to extend to the parties non-revolving credit facility financing arrangements. The total amount drawn and outstanding under these arrangements was approximately $11.0 million on both April 28, 2006 and October 31, 2005. $3.0 million was repaid in May 2006. The commitments to extend credit are conditional agreements generally having fixed expiration or termination dates and specific interest rates, conditions and purposes. These commitments may expire without being drawn. As of April 28, 2006, we had no outstanding commitments to extend credit under these arrangements. We regularly review all outstanding commitments and the results of these reviews are considered in assessing the overall risk for possible credit losses.
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
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources. These include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations. We expect that our entire restructuring accrual of $22.8 million as of April 28, 2006, will be paid from unrestricted cash:
•	$5.1 million for employee severance will be paid by the end of the second quarter of fiscal 2007;
•	$6.1 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid by the end of second quarter of fiscal 2007; and
•	the remainder of $11.6 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.
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
     Our $200 million of fixed rate convertible notes do not mature until June 15, 2008. Our $200 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
     In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.

Cautionary Statement Regarding Forward Looking Information
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; our estimates of probable liabilities relating to pending litigation; the continuation of historical trends; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the magnitude and duration of the recovery from the significant downturn in the communications equipment industry which was primarily during our fiscal 2001 through 2003, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as over 40.0% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2005 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended January 27, 2006 and April 28, 2006. We disclaim any intention or obligation to update or revise any forward-looking statements.
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
     Changes in Internal Control over Financial Reporting
     No changes in our internal control over financial reporting occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit has been brought by individuals who seek to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 to present. The lawsuit alleges a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties settled the case subject to various approvals, including approvals from an independent fiduciary and the court. Pending finalization, the amount and terms of the settlement are confidential. Based on the conditional agreement, we do not expect the resolution of this matter to have a material impact on our financial statements.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of April 28, 2006, we had recorded approximately $6.0 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 27, 2006 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended January 27, 2006 by including the following risk factors:
Risks Relating to the Proposed Merger with Andrew Corporation Announced on May 31, 2006
The announcement of our potential merger with Andrew Corporation has caused increased volatility in our stock, which may continue for the foreseeable future.
     On May 31, 2006, we announced that we had entered into a definitive merger agreement with Andrew Corporation, a leader in the manufacture and sale of wireless infrastructure equipment. Since that date, our stock has fluctuated significantly in value.
     The market value of our common stock at the closing of the merger may vary significantly from its price on, among other dates, the date the entry into the merger agreement was publicly announced, the date the joint proxy statement-prospectus to be created in connection with the merger will be filed with the SEC, any date on which we receive notification as to the status of pre-merger notification filings for any required anti-trust approval, and/or the date on which our shareowners vote on the issuance of our shares to be issued in the merger. The merger agreement does not provide for the exchange ratio to be adjusted to reflect any changes in the market value of our or Andrew’s common stock at any time. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general and industry specific market and economic conditions. Under the merger agreement, neither ADC nor Andrew is permitted to terminate the merger agreement solely because of changes in the market price of either party’s common stock.
If the proposed merger is not completed, ADC’s financial results and operations and the trading price of ADC common stock may be adversely affected.
     If the merger is not completed, we will have expended significant resources for which we may receive little or no benefit. We have incurred and will continue to incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of our financial advisors, attorneys and accountants. In addition, we have diverted significant management resources in an effort to complete the merger. Also, if the merger is not completed under certain circumstances specified in the merger agreement, we may be required to pay Andrew a termination fee of $75 million.
     In addition, if the merger is not completed, we may experience negative reactions from the financial markets and our customers, employees, and vendors. Such reactions may adversely affect our financial results, our operations, our liquidity and/or the trading price of our common stock.
ADC and Andrew may be required to comply with material restrictions or conditions in order to obtain the regulatory approvals to complete the merger and any delays in obtaining regulatory approvals will delay and may possibly prevent the merger.
     The merger is subject to review by the Antitrust Division of the U.S. Department of Justice and the U.S. Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and by certain antitrust authorities outside of the United States. Under the HSR Act, we and Andrew are required to make pre-merger notification filings and await the expiration or early termination of the statutory waiting period prior to completing the merger.
     The governmental entities from whom approvals are required may attempt to condition their approval of the merger on the satisfaction of certain regulatory conditions that may have the effect of imposing restrictions or additional costs on us. These conditions could include a complete or partial license, divestiture, spin-off or the sale of certain assets or businesses of either ADC or Andrew, which may be on terms that are not as favorable to us as may have been attainable absent the merger or other restrictions on the operation of the combined business. While we and Andrew expect to obtain the required regulatory approvals, neither of us can be certain that all of the required antitrust approvals will be obtained, nor can we be certain that the approvals will be obtained within the time limits contemplated by the merger agreement. A delay in obtaining the required approvals will delay and may possibly prevent the completion of the merger.
Each of ADC and Andrew is subject to certain restrictions on the conduct of its business under the terms of the merger agreement.
     Under the terms of the merger agreement, each of ADC and Andrew has agreed to certain restrictions on the operations of their businesses that are customary for transactions similar to the merger. Each has agreed that it shall limit the conduct of its business to those actions undertaken in the ordinary course of business. In addition, each party has agreed not to undertake, or to limit, certain corporate actions without the consent of the other party. Among others, these actions include mergers and acquisitions or dispositions of assets, making loans to third parties, settling litigation matters of a certain size and undertaking capital expenditures in excess of prescribed limits. For a complete list of such restrictions, please see the merger agreement, filed as Exhibit 2.1 to our Form 8-K filed with the SEC on June 1, 2006.
     Because of these restrictions, we may not be able to undertake certain actions with respect to the conduct of our business that we might otherwise have taken if not for the merger agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareowners was held on March 7, 2006. At the annual meeting, John A. Blanchard III, Lois M. Martin, John E. Rehfeld and Jean-Pierre Rosso were elected as directors for terms expiring at the annual meeting of our shareowners in 2009. The following table shows the vote totals with respect to the election of these directors:

	For	Withhold
John A. Blanchard III	103,535,954	3,006,351
Lois M. Martin	104,722,639	1,819,665
John E. Rehfeld	104,702,798	1,839,506
Jean-Pierre Rosso	103,509,812	3,032,492
     At the annual meeting our shareowners also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2006. The following table shows the vote totals with respect to the ratification of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
105,005,697	841,735	694,871
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index on page 30 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 5, 2006	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 28, 2006

Exhibit
No.	Description
2-a	Agreement and Plan of Merger by and among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and Andrew Corporation dated as of May 30, 2006 (Incorporated by reference to Exhibit 2.1 of ADC’s Form 8-K filed on June 1, 2006.)

3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3-b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4-b	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

4-c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4-d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)

31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002