Form 10-Q
period 2006-07-28
ADC TELECOMMUNICATIONS INC
filed 2006-08-30
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2006
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.20 par value: 117,231,372 shares as of August 25, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED
(In millions)

	July 28,	October 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$127.4	$108.4
Available-for-sale securities	378.0	335.3
Accounts receivable, net of reserves of $6.6 and $9.4	188.6	180.6
Unbilled revenue	26.2	27.0
Inventories, net of reserves of $36.7 and $35.6	166.8	140.4
Current assets of discontinued operations	14.0	29.6
Prepaid and other current assets	39.2	33.5

Total current assets	940.2	854.8
Property and equipment, net of accumulated depreciation of $367.8 and $347.3	210.3	220.4
Restricted cash	16.2	23.6
Goodwill	240.2	240.5
Intangibles, net of accumulated amortization of $59.0 and $36.0	146.4	165.0
Available-for-sale securities	4.9	12.1
Long term assets of discontinued operations	0.3	1.2
Other assets	15.7	19.6

Total assets	$1,574.2	$1,537.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$104.2	$69.6
Accrued compensation and benefits	45.6	78.9
Other accrued liabilities	60.4	74.9
Income tax payable	17.7	15.9
Restructuring accrual	20.0	29.6
Current liabilities of discontinued operations	15.6	19.6
Notes payable	—	0.3

Total current liabilities	263.5	288.8
Pension obligations and other long-term liabilities	82.9	74.5
Long-term notes payable	400.0	400.0

Total liabilities	746.4	763.3

Shareowners’ Investment:
(117.2 and 116.6 shares outstanding)	827.8	773.9

Total liabilities and shareowners’ investment	$1,574.2	$1,537.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Net Sales:
Product	$307.5	$273.6	$870.3	$738.5
Service	36.1	33.4	104.2	98.3

Total net sales	343.6	307.0	974.5	836.8
Cost of Sales:
Product	201.3	165.4	568.6	438.2
Service	30.1	24.1	85.8	80.8

Total cost of sales	231.4	189.5	654.4	519.0

Gross Profit	112.2	117.5	320.1	317.8

Operating Expenses:
Research and development	17.3	18.4	55.3	51.8
Selling and administration	67.4	63.0	211.3	186.8
Restructuring and impairment charges	3.5	0.2	6.7	6.1

Total operating expenses	88.2	81.6	273.3	244.7

Operating Income	24.0	35.9	46.8	73.1
Other income, net	2.3	3.1	7.2	20.5

Income before income taxes	26.3	39.0	54.0	93.6
Provision for income taxes	3.1	1.5	7.0	4.8

Income from continuing operations	23.2	37.5	47.0	88.8
Discontinued Operations, Net of Tax
Loss from discontinued operations	(1.3)	(6.2)	(4.7)	(6.8)
Gain (loss) from sale or write-down of discontinued operations, net	(10.6)	(7.4)	(10.6)	27.8

Total discontinued operations	(11.9)	(13.6)	(15.3)	21.0

Earnings before the cumulative effect of a change in accounting principle	11.3	23.9	31.7	109.8
Cumulative effect of a change in accounting principle	—	—	0.6	—

Net Income	$11.3	$23.9	$32.3	$109.8

Weighted Average Common Shares Outstanding (Basic)	117.2	116.0	117.0	115.8

Weighted Average Common Shares Outstanding (Diluted)	117.4	131.4	117.5	130.8

Basic Earnings (Loss) Per Share:
Continuing operations	$0.20	$0.32	$0.40	$0.77

Discontinued operations	$(0.10)	$(0.12)	$(0.13)	$0.18

Cumulative effect of a change in accounting principle	$—	$—	$0.01	$—

Net income per share	$0.10	$0.20	$0.28	$0.95

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.20	$0.30	$0.40	$0.73

Discontinued operations	$(0.10)	$(0.10)	$(0.13)	$0.16

Cumulative effect of a change in accounting principle	$—	$—	$0.01	$—

Net income per share	$0.10	$0.20	$0.28	$0.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED
(In millions)

	Nine Months Ended
	July 28, 2006	July 29, 2005
Operating Activities:
Net income from continuing operations	$47.0	$88.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Fixed asset impairments	0.6	0.1
Depreciation and amortization	50.3	41.4
Change in bad debt reserves	0.1	(2.8)
Non-cash stock compensation	9.2	2.2
Change in deferred income taxes	1.4	—
(Gain) loss on sale of property and equipment	0.1	(4.5)
Other, net	0.1	(0.5)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues	(10.1)	(48.4)
Inventories	(25.0)	(28.6)
Prepaid and other assets	1.3	(13.7)
Accounts payable	33.8	3.5
Accrued liabilities	(53.9)	(18.6)

Total cash provided by operating activities from continuing operations	54.9	18.9
Total cash used for operating activities from discontinued operations	(3.3)	(11.0)

Total cash provided by operating activities	51.6	7.9

Investing Activities:
Acquisitions, net of cash acquired	(3.2)	(7.1)
Divestitures, net of cash disposed	—	33.7
Property, equipment and patent additions	(23.1)	(19.4)
Proceeds from disposal of property and equipment	0.8	16.7
Proceeds from collection of note receivable	6.8	17.8
Change in restricted cash	7.5	5.4
Purchases of available-for-sale securities	(377.0)	(734.3)
Sales of available-for-sale securities	341.9	704.4
Other	0.1	—

Total cash (used for) provided by investing activities from continuing operations	(46.2)	17.2
Total cash provided by investing activities from discontinued operations	0.4	0.3

Total cash (used for) provided by investing activities	(45.8)	17.5

Financing Activities:
Common stock issued	9.7	11.4

Total cash provided by financing activities from continuing operations	9.7	11.4
Total cash provided by financing activities from discontinued operations	—	—

Total cash provided by financing activities	9.7	11.4

Effect of Exchange Rate Changes on Cash	3.5	(1.3)

Increase in Cash and Cash Equivalents	19.0	35.5
Cash and Cash Equivalents, beginning of period	108.4	63.8

Cash and Cash Equivalents, end of period	$127.4	$99.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1 — Basis of Presentation:
     These interim unaudited condensed consolidated financial statements of ADC Telecommunications, Inc. (“ADC,” “we,” “us” and “our”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary in the opinion of our management for a fair presentation of the results for the interim periods. The operating results for the three and nine month periods ended July 28, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for our fiscal year ended October 31, 2005.
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). We have classified this business as a discontinued operation. During the third quarter of fiscal 2005, we classified our ADC Systems Integration UK Limited (“SIUK”) business as a discontinued operation. The financial results of the APS France services business and SIUK are reported separately as discontinued operations for all periods presented.
     Fiscal Year
     Our quarters end on the last Friday of the final month in the quarter, except that our fiscal year ends on October 31. As a result, any one quarter may have more or less days than other quarters in the fiscal year.
     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. Prior to this reclassification, we stated as a net amount the Value Added Tax (“VAT”) receivables and VAT payables in other accrued liabilities on our Consolidated Balance Sheets. VAT receivables are now reported separately in prepaid and other current assets. Freight revenues for our APS business unit previously were netted with freight costs in cost of goods sold on our income statement, but are now included in net sales. Expenditures for capitalizable patents previously were classified in the operating activities section of our Statements of Cash Flows but are now classified as investing activities. These reclassifications have no effect on reported earnings, working capital or shareowners’ investment.
     Recently Issued Accounting Pronouncements
     During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt the provisions of FIN 48 in our fiscal year beginning November 1, 2007. We are currently evaluating the effects, if any, that this Interpretation may have on our consolidated financial statements.
     As of November 1, 2005, we adopted SFAS No.123(R) “Share-Based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), which requires us to recognize in our income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share based compensation expense recognized under SFAS 123(R) for the three and nine months ended July 28, 2006 was $2.8 million and $9.2 million, respectively. In addition, for the nine months ended July 28, 2006, we recognized an increase in net income of $0.6 million related to the cumulative effect of a change in accounting principle as of November 1, 2005. Refer to Note 2 for additional information.

     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2005. As of November 1, 2005, we began recognizing and measuring our share-based compensation in accordance with SFAS 123(R). Prior to adoption of SFAS 123(R), we recognized and measured our share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees ,” (“APB 25”) and related interpretations. Refer to Note 2 for additional information.
     Reverse Stock Split
     On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-Q. We did not issue any fractional shares of our common stock as a result of the reverse split. Instead, shareowners who would otherwise be entitled to receive a fractional share of common stock received cash in an amount equal to the fractional share multiplied by the split adjusted price of one share of ADC common stock. As a result, 4,272 shares at $16.10 per share reduced common shares and paid-in capital in the consolidated statement of shareowners’ investment.
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
     The following table provides details on the activity in the warranty reserve accrual balance as of July 28, 2006:

	Accrual	Charged to costs	Deductions	Accrual
	October 31, 2005	and expenses	(write-off’s)	July 28, 2006

Warranty Reserve	$10.8	$3.0	$5.1	$8.7
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
     We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of November 1, 2005, the first day of our fiscal 2006 year. Our Consolidated Financial Statements as of and for the three and nine months ended July 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results as of July 28, 2006 are not directly comparable to the same period in the prior year.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Operations for the three and nine months ended July 28, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of November 1, 2005. This compensation expense is based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation ,” (“SFAS 123”). Compensation expense for the share-based payment awards granted subsequent to November 1, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Operations for the three and nine months ended July 28, 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.

     Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Consolidated Statements of Operations, other than as that related to restricted stock units and restricted stock awards, be cause the exercise price of our granted stock options equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.
     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time. This change could result in modifications to these assumptions and methodologies and thereby materially impact our fair value determination.
     Share-based compensation recognized under SFAS 123(R) for the three and nine months ended July 28, 2006 was $2.8 million and $9.2 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting period s of the related share-based awards. Share-based compensation expense of $0.7 million and $2.2 million for the three and nine months ended July 29, 2005, respectively, was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in the three and nine months ended July 29, 2005, because we accounted for share-based awards using the intrinsic value method in accordance with APB 25.
     The following table details the incremental impact of adopting SFAS 123(R) for the three and nine months ended July 28, 2006:

	Three Months	Nine Months
	Ended	Ended
	July 28, 2006	July 28, 2006
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Effect on income before tax	$(1.9)	$(6.9)

Effect on income from continuing operations	(1.9)	(6.9)
Cumulative effect of change in accounting principle	—	0.6

Net income	$(1.9)	$(6.3)

Basic and diluted earnings per share	$(0.02)	$(0.05)

     As required by SFAS 123(R), we have presented disclosures of our pro forma income and net income per share for both basic and diluted shares for prior periods. The presentation assumes estimated fair value of the options granted prior to November 1, 2005 was amortized to expense over the option-vesting period per the illustration below.

	Three Months	Nine Months
	Ended	Ended
	July 29, 2005	July 29, 2005
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Net income as reported	$23.9	$109.8
Plus: Share-based employee compensation included in reported income	0.7	2.2
Less: Stock compensation expense – fair value based method	(5.1)	(15.1)

Pro forma net income	$19.5	$96.9

Net income per share
As reported — basic	$0.20	$0.95

As reported — diluted	$0.20	$0.89

Pro forma — basic	$0.17	$0.84

Pro forma — diluted	$0.17	$0.79

     As of July 28, 2006, a total of 12.3 million shares were available for stock awards under our Global Stock Incentive Plan (“GSIP”). This total included 3.2 million shares available for issuance as restricted stock awards and restricted stock units. All stock options granted under the GSIP were made at fair market value. Stock options granted under the GSIP vest over a four-year period.
     During the first quarter of fiscal 2006, we granted 302,335 restricted stock units subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout our 2006, 2007, and 2008 fiscal years reach a targeted amount. For purposes of SFAS 123(R), these restricted stock units are being recognized on a straight-line basis from the grant date because we currently believe we will achieve the performance threshold.

     The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards/Units
	(In millions)		(In millions)
Outstanding at October 31, 2005	6.8	$28.95	0.4
Granted	0.9	23.87	0.3
Exercised	(0.3)	(16.71)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.3)	(33.95)	—

Outstanding at January 27, 2006	7.1	28.72	0.6

Granted	0.1	25.06	0.1
Exercised	(0.3)	(16.43)	—
Restrictions lapsed	—	—	—
Canceled	(0.1)	(30.45)	(0.1)

Outstanding at April 28, 2006	6.8	29.06	0.6

Granted	—	—	—
Exercised	—	—	—
Restrictions lapsed	—	—	—
Canceled	(0.1)	(32.94)	—

Outstanding at July 28, 2006	6.7	29.02	0.6

Exercisable at October 31, 2005	4.6	33.70	—

Exercisable at July 28, 2006	4.6	$32.68	—

     As of July 28, 2006, there were options to purchase 1.5 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $21.21. The following table contains details regarding our outstanding stock options as of July 28, 2006:

			Weighted Average
Range of			Remaining			Weighted
Exercise Prices		Number	Contractual Life	Weighted Average		Average
Between		Outstanding	(In years)	Exercise Price	Number Exercisable	Exercise Price
$8.05	$15.68	230,998	6.93	$13.34	184,192	$12.89
15.75	15.82	857,229	6.33	15.82	856,961	15.82
16.03	18.62	599,915	7.42	17.12	424,489	17.03
18.69	18.76	857,967	8.39	18.76	201,121	18.76
19.11	19.81	716,478	4.68	19.78	698,288	19.79
20.02	23.45	649,488	7.64	20.64	339,218	20.65
23.91	23.91	866,351	9.38	23.91	—	—
24.01	30.59	782,907	5.66	29.19	736,384	29.42
31.08	64.31	669,528	3.54	45.78	662,758	45.74
64.85	293.56	445,790	3.05	109.76	445,790	109.76

$8.05	$293.56	6,676,651	6.48	$29.02	4,549,201	$32.68

     For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes Model. There were no stock options granted during the three months ended July 28, 2006. The weighted average estimated fair value of employee stock options granted during the three months ended July 29, 2005 was $8.45 per share. For options granted during the nine months ended July 28, 2006 and July 29, 2005, this value was $12.75 and $9.62 per share, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
Expected volatility	NA(1)	53.18%	57.73%	59.10%
Risk free interest rate	NA(1)	3.63%	4.33%	3.68%
Expected dividends	NA(1)	—	—	—
Expected life (in years)	NA(1)	3.23	4.92	4.56

(1)	There were no stock based awards granted during the three months ended July 28, 2006.

     We based our estimate of expected volatility for awards granted in fiscal 2006 on monthly historical trading data of our common stock for a period equivalent to the expected life of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the employee stock awards. We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
     As of July 28, 2006, we have approximately $20.1 million of total compensation cost related to nonvested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.7 years.
Note 3 — Acquisitions:
     On August 26, 2005, we completed the acquisition of Fiber Optic Network Solutions Corp (“FONS”), a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. In this transaction, we acquired all of the outstanding shares of FONS in exchange for cash paid of $166.1 million (net of cash acquired) and assumed certain liabilities of FONS. Of the purchase price, $34.0 million is held in escrow for up to two years following closing to address potential indemnification claims. As of July 28, 2006, no claims had been made . In addition, we placed $6.7 million into a trust account to be paid to FONS employees over the course of nine months following the close of the transaction. The last retention payment associated with this acquisition was made in May 2006. We acquired $83.3 million of intangible assets as part of the purchase. An allocation of $3.3 million was made to in-process research and development for new technology development and was immediately written-off. Goodwill of $70.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes . With the addition of FONS, we became one of the largest suppliers of fiber-to-the-X (i.e., the deployment of fiber-based networks closer to the ultimate consumer, which is sometimes referred to as “FTTX”) solutions in the United States according to proprietary market share estimates. The results of FONS, subsequent to August 26, 2005, are included in our results of operations.
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
     Unaudited pro forma consolidated results for the three and nine months ended July 29, 2005, as though the acquisitions of FONS and OpenCell had taken place at the beginning of such periods, were:

	Three Months Ended	Nine Months Ended
	July 29, 2005	July 29, 2005
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Net sales	$327.9	$903.3
Income from continuing operations	41.4	99.0
Net income	27.8	120.0

Income from continuing operations per share—basic	0.36	0.85
Income from continuing operations per share—diluted	0.33	0.80

Net income per share—basic	0.24	1.04
Net income per share—diluted	$0.23	$0.96

     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions taken place at the beginning of the period presented or the results which may occur in the future.

Note 4 — Discontinued Operations:
     The financial results of the businesses described below are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets. ”
     APS France
     In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business. We are in active discussions to complete divestiture of this business, subject to reaching final agreement with a buyer and required approvals under French law. Therefore, we have classified the APS France services business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss of $10.6 million, determined by comparing the net assets of APS France to the expected sales value of the business based on preliminary sales negotiations. APS France had been included in our Professional Services segment.
     SIUK
     During the third quarter of fiscal 2005, we sold our SIUK business for a nominal amount and recorded a loss on sale of $6.3 million. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.
     Metrica
     During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (“Vallent,” formerly known as WatchMark Corporation) for a cash purchase price of $35.0 million and a $3.9 million equity interest in Vallent. The cash purchase price was subject to adjustments under the sale agreement. The transaction closed on November 19, 2004. The equity interest constitutes less than a five percent ownership in Vallent and is therefore accounted for under the cost method. The Metrica business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. In the first quarter of fiscal 2005 we recognized a gain on sale of $36.0 million.
     In the second, third and fourth quarters of fiscal 2005, we recorded adjustments to reduce the gain by $0.9 million, $1.0 million and $1.5 million, respectively. The adjustments were due to subsequent adjustments to the working capital balances used to determine the purchase price.
     Singl.eView
     During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC for a cash purchase price of $74.5 million. The price was subject to adjustments under the sale agreement. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the first quarter of fiscal 2005 and the third quarter of fiscal 2006, we recognized an income tax benefit of $3.1 million and $0.7 million, respectively, relating to resolution of certain income tax contingencies.
     The financial results of our APS France services business, SIUK, Metrica and Singl.eView businesses included in discontinued operations were:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Net sales	$8.6	$10.3	$27.1	$44.3

Loss from discontinued operations	$(1.3)	$(6.2)	$(4.7)	$(6.8)
Gain (loss) from sale or write-down of discontinued operations, net	(10.6)	(7.4)	(10.6)	27.8

Total discontinued operations	$(11.9)	$(13.6)	$(15.3)	$21.0

Note 5 — Net Income (Loss) from Continuing Operations Per Share:
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income per share from continuing operations:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income from continuing operations	$23.2	$37.5	$47.0	$88.8
Interest expense for convertible notes	—	2.3	—	6.1

Net income from continuing operations — diluted	$23.2	$39.8	$47.0	$94.9

Denominator:
Weighted average common shares outstanding — basic	117.2	116.0	117.0	115.8
Convertible bonds converted to common stock	—	14.2	—	14.2
Employee options and other	0.2	1.2	0.5	0.8

Weighted average common shares outstanding — diluted	117.4	131.4	117.5	130.8

Basic income per share from continuing operations	$0.20	$0.32	$0.40	$0.77

Diluted income per share from continuing operations	$0.20	$0.30	$0.40	$0.73

     Excluded from dilutive securities are employee stock options to acquire 5.3 million and 3.4 million shares for the three months ended July 28, 2006 and July 29, 2005, respectively. Also excluded are employee stock options to acquire 4.3 million and 5.5 million shares for the nine months ended July 28, 2006 and July 29, 2005, respectively. All of these exclusions were made because the exercise price of these options exceeded the average market price of the common stock for the periods and would have an anti-dilutive effect.
     Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from dilutive securities for the three and nine months ended July 28, 2006 and July 29, 2005. The exclusions were made because the exercise price of these warrants was greater than the average market price of our common stock.
     Upon achieving positive net income in a reporting period, we are required to use the “if-converted” method for computing dilute d earnings per share with respect to the 14.2 million shares reserved for issuance upon conversion of our convertible notes. All 14.2 million shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine months ended July 28, 2006 because of their anti-dilutive effect. However, these shares were included for the three and nine months ended July 29 , 2005.
Note 6 — Inventories:
     Inventories consist of:

	July 28,	October 31,
	2006	2005
	(In millions)

Purchased materials	$63.1	$64.3
Manufactured products	134.1	102.6
Work-in-process	6.3	9.1
Less: Inventory reserve	(36.7)	(35.6)

Total inventories, net	$166.8	$140.4

Note 7 — Property & Equipment:
     Property & equipment consists of:

	July 28,	October 31,
	2006	2005
	(In millions)

Land and buildings	$140.3	$136.7
Machinery and equipment	382.7	360.5
Furniture and fixtures	40.8	50.5
Less: Accumulated depreciation	(367.8)	(347.3)

Total	196.0	200.4
Construction in progress	14.3	20.0

Total property & equipment, net	$210.3	$220.4

Note 8 — Goodwill and Intangible Assets:
     We recorded $240.2 million in goodwill in connection with our acquisitions of the KRONE group (“KRONE”) and FONS. All of the goodwill derived from these acquisitions has been assigned to our Broadband Infrastructure an d Access segment. Most of this goodwill is not deductible for tax purposes.
     The changes in the carrying amount of goodwill for the nine months ended July 28, 2006 are (in millions):

Balance as of October 31, 2005	$240.5
Purchase accounting adjustments	(0.3)

Balance as of July 28, 2006	$240.2

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
Note 9 — Income Taxes:
     Under the liability method of accounting for income taxes, a deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS N o. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. We expect to maintain a nearly full valuation allowance against our deferred tax assets until we can sustain a level of profitability that demonstrates our ability to utilize these assets. We will not record significant income tax expense or benefits for pre-tax income (loss) until either our deferred tax assets are fully utilized to reduce future income tax liabilities or the value of our deferred tax assets is restored on the balance sheet. Our income tax provision for the three and nine months ended July 28, 2006 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of July 28, 2006, we had $943.0 million of net deferred tax assets that have a nearly full valuation allowance. This balance reflects a reduction of $89.1 million recorded during the quarter ended July 28, 2006, due to an adjustment of tax attributes on a prior year tax return. The net deferred tax assets are reflected on the Condensed Consolidated Balance Sheets in Other Assets at an insignificant amount. Most of our deferred tax assets are related to U.S. income taxes and are not expected to expire until after fiscal 2021, with the exception of $227.0 million relating to capital loss carry overs that can be utilized only against realized capital gains, which expire in fiscal 2009.
Note 10 — Comprehensive Income:
     Comprehensive income has no impact on our net income but is reflected in our balance sheets through adjustments to shareowners’ investment. Comprehensive income derives from foreign currency translation adjustments and unrealized losses on available-for-sale securities.

     The components of comprehensive income were:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Net income	$11.3	$23.9	$32.3	$109.8
Change in cumulative translation adjustment	2.4	(4.0)	3.2	(4.6)
Reclassification adjustment for realized losses on securities classified as available for sale	—	—	—	—
Unrealized gain (loss) from securities classified as available-for-sale	(0.2)	0.1	0.5	(0.3)

Total comprehensive income	$13.5	$20.0	$36.0	$104.9

Note 11 — Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost were:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.7	0.8	2.2	2.4

Net periodic benefit cost	$0.8	$0.8	$2.4	$2.5

Note 12 — Segment and Geographic Information:
  Segment Information
     We have two reportable segments: the Broadband Infrastructure and Access segment and the Professional Services segment.
     Broadband Infrastructure and Access products include:
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
     Intersegment sales of $9.5 million and $30.0 million and operating income of $6.2 million and $19.6 million are eliminated from Professional Services for the three and nine months ended July 28, 2006, respectively. Additionally, intersegment sales of $11. 9 million and $35.5 million and operating income of $7.6 million and $23.2 million are eliminated from Professional Services for the three and nine months ended July 29, 2005, respectively. These intersegment sales primarily represent products of Broadband Infrastructure and Access sold by the Professional Services segment.

     The following table sets forth net sales information for each of our functional operating segments:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Broadband Infrastructure and Access:
Infrastructure Products (Connectivity)	$267.5	$217.0	$755.1	$592.2
Access Products (Wireline and Wireless)	25.6	42.4	72.4	102.2

Total Broadband Infrastructure and Access	293.1	259.4	827.5	694.4
Professional Services	50.5	47.6	147.0	142.4

Total	$343.6	$307.0	$974.5	$836.8

     The following table sets forth certain financial information for each of our functional operating segments:

	Broadband
	Infrastructure	Professional
	and Access	Services	Consolidated
	(In millions)
Three Months Ended July 28, 2006
External sales:
Products	$293.1	$14.4	$307.5
Services	—	36.1	36.1

Total external sales	293.1	50.5	343.6

Contribution margin	73.0	5.1	78.1
Depreciation and amortization	14.7	1.8	16.5
Operating income (loss)	$25.4	$(1.4)	$24.0
Three Months Ended July 29, 2005
External sales:
Products	$259.4	$14.2	$273.6
Services	—	33.4	33.4

Total external sales	259.4	47.6	307.0

Contribution margin	85.2	4.0	89.2
Depreciation and amortization	12.1	2.3	14.4
Operating income (loss)	$39.3	$(3.4)	$35.9

	Broadband
	Infrastructure	Professional
	and Access	Services	Consolidated
	(In millions)
Nine Months Ended July 28, 2006
External sales:
Products	$827.5	$42.8	$870.3
Services	—	104.2	104.2

Total external sales	827.5	147.0	974.5

Contribution margin	198.6	14.9	213.5
Depreciation and amortization	44.2	6.1	50.3
Operating income (loss)	$56.1	$(9.3)	$46.8
Nine Months Ended July 29, 2005
External sales:
Products	$694.4	$44.1	$738.5
Services	—	98.3	98.3

Total external sales	694.4	142.4	836.8

Contribution margin	224.0	14.9	238.9
Depreciation and amortization	34.2	7.2	41.4
Operating income (loss)	$81.2	$(8.1)	$73.1

Regional Information
     The following table sets forth operating income by region for the three and nine months ended July 28, 2006 and July 29, 2005. Operating income by region is allocated fully for all costs except restructuring costs.

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Americas (United States, Canada and Central and South America)	$21.1	$24.2	$42.7	$54.6
EMEA (Europe, Middle East and Africa)	3.5	7.8	3.5	16.6
Asia Pacific (China, Korea, Australia, India, Japan and Southeast Asia)	2.9	4.1	7.3	8.0

Operating income before restructuring costs	27.5	36.1	53.5	79.2
Restructuring costs	(3.5)	(0.2)	(6.7)	(6.1)

Operating income after restructuring costs	$24.0	$35.9	$46.8	$73.1

   Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:
Geographic Sales Information:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Inside the United States	$208.9	$180.6	$584.6	$476.1
Outside the United States:
Asia Pacific (China, Korea, Australia, India, Japan and Southeast Asia)	27.7	28.0	77.7	74.9
EMEA (Europe (excluding Germany), Middle East and Africa)	50.5	33.0	131.6	97.5
Germany	32.0	41.5	112.1	127.6
Americas (Canada, Central and South America)	24.5	23.9	68.5	60.7

Total	$343.6	$307.0	$974.5	$836.8

Property and Equipment, Net:
Inside the United States	$136.3
Outside the United States	74.0

Total	$210.3

Note 13 — Restructuring and Impairment Charges:
     During the three and nine month periods ending July 28, 2006 and July 29, 2005, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges are adjusted to exclude activities specifically related to discontinued operations. For the three and nine months ended July 28, 2006 and July 29, 2005 the restructuring charges by category were:

	Three Months Ended		Nine Months Ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Employee severance	$1.3	$(1.1)	$3.7	$2.5
Facilities consolidation and lease termination	2.0	1.3	2.2	3.5
Fixed asset impairments	—	—	0.6	0.1
Other	0.2	—	0.2	—

Total restructuring and impairment charges	$3.5	$0.2	$6.7	$6.1

     We incurred impairment charges of $0.6 million for the nine months ended July 28, 2006 related to property and equipment as a result of our continued consolidation of excess facilities.

     Restructuring charges relate principally to employee severance costs and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended July 28, 2006, a total of 44 and 123 employees, respectively, were impacted by reductions in force. These reductions were principally in our Broadband Infrastructure and Access segment. During the three and nine months ended July 29, 2005, a total of 17 and 73 employees, respectively, were impacted by reductions in force. These reductions also were principally in our Broadband Infrastructure and Access segment.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and nine months ended July 28, 2006, we incurred charges of $2. 0 million and $2.2 million, respectively, related to facility consolidations. These charges primarily related to the lease on our Richmond facility which was restructured in 2004. This charge was the result of lower sublease income than we previously expected from subleases signed in May 2006. For the three and nine months ended July 29, 2005, we incurred charges of $1.3 million and $3.5 million, respectively. The charges primarily were due to lower sublease income caused by a continued softening of real estate markets and principally impacted our Broadband Infrastructure and Access segment.
     The following table provides details on our restructuring activity and the remaining accrual balance by category as of July 28, 2006:

		Continuing
	Accrual	Operations Net	Cash Payments	Accrual
Type of Charge	October 31, 2005	Additions	Charged to Accrual	July 28, 2006
		(In millions)
Employee severance costs	$5.0	$3.7	$5.7	$3.0
Facilities consolidation	24.6	2.2	9.8	17.0

Total	$29.6	$5.9	$15.5	$20.0

     Included in the October 31, 2005 accrual balance of $29.6 million is $0.3 million related to accruals acquired with the KRONE acquisition, substantially all of which were paid as of July 28, 2006.
     We expect that substantially all of the remaining $3.0 million accrual relating to employee severance costs as of July 28, 2006 will be paid from unrestricted cash by the end of the second quarter of fiscal 2007. Of the $17.0 million for the consolidation of facilities, we expect that approximately $5.1 million will be paid from unrestricted cash by the end of second quarter of fiscal 2007 and the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 14 — Other Income, Net:
     Other income, net consists of the following:

	Three months ended		Nine months ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Interest income on investments	$6.1	$5.8	$15.4	$13.4
Interest expense	(6.2)	(3.0)	(12.9)	(8.2)

Interest income (expense), net	(0.1)	2.8	2.5	5.2
Foreign exchange income (loss)	(0.1)	0.3	1.3	1.2
Gain on sale of note receivable	—	—	—	9.0
Gain (loss) on sale of fixed assets	0.6	0.1	(0.1)	4.5
Other	1.9	(0.1)	3.5	0.6

Non-operating income, net	2.4	0.3	4.7	15.3

Total other income, net	$2.3	$3.1	$7.2	$20.5

     Interest expense for the three and nine months ended July 28, 2006, includes $2.4 million for interest due on prior year income taxes.

     During fiscal 2006, other includes a $2.8 million reversal of a reserve for a customs tax contingency recorded in purchase accounting in connection with the KRONE acquisition.
     During the first quarter of fiscal 2005, fully reserved notes receivable of $15.8 million were sold. The sale resulted in a gain on sale of $9.0 million. During fiscal 2005, we recorded a $4.5 million gain on sale of fixed assets related to the sale of various buildings.
Note 15 — Commitments and Contingencies:
     Legal Contingencies: On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit was brought by individuals who sought to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 through at least October 2005. The lawsuit alleged a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties settled the case subject to various approvals, including approvals from an independent fiduciary and the court. In agreeing to settle this matter, ADC has made no admission of liability or wrongdoing. Under the terms of the pending settlement, ADC agreed to pay $3.25 million, which includes attorneys’ fees and expenses and all administrative fees. Payment of the settlement amount is expected to be covered by ADC’s insurance. Therefore, based on the conditional agreement, we do not expect the resolution of this matter to have a material impact on our financial statements.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of July 28, 2006, we had recorded approximately $5.4 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
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
     Change of Control: Our board of directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event we undergo a change of control.
16 — Subsequent Event — Andrew Corporation Merger:
     On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly owned subsidiary of ADC.
     On August 9, 2006 ADC and Andrew entered into a definitive agreement to mutually terminate the merger agreement. To effect the mutual termination, Andrew paid ADC a fee of $10.0 million and has agreed to pay ADC an additional fee of $65 million in the event that an acquisition of Andrew is consummated within twelve months of the date of the termination agreement. The termination agreement further provides for the mutual release of any claims in connection with the merger agreement. Please see our 8-K filed on August 10, 2006 for a description of the termination agreement. We have capitalized $3.4 million of merger-related costs, consisting primarily of financial and legal advisory fees and a fairness opinion. In addition, we expect to incur additional expenses of approximately $2.5 million related primarily to financial advisory fees. These costs will be charged to expense during our fourth quarter and offset by the $10.0 million termination fee.

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
Marketplace Conditions
     In recent years, our industry has experienced modest overall spending increases from the historical low levels reached in fiscal 2001 through fiscal 2003. The prices at which we and other companies in our industry are able to sell many products, however, increasingly are subject to substantial pricing pressures that can reduce margins. As a result, even if companies succeed in increasing revenues they may not have the ability to increase profits correspondingly. We believe that to succeed in this type of business environment it is imperative that we not only find ways to increase revenues but also to become more cost efficient.
     We believe the communications industry is in the midst of a multi-year migration to next-generation networks. Among other changes, fiber optic networks are being deployed beyond the central office and closer to the ultimate service user and wireless networks are offering broadband services. These transformations are taking place largely because service providers are in fierce competition to win and retain customers and therefore attempt to offer a broader array of services at lower, often flat rate, prices. Competitive pressures are causing consolidation among service providers as they seek to gain greater scale and the ability to offer a greater breadth of wireline and wireless products. In this environment of network transformation and customer consolidation, we expect overall spending on communications equipment and services to increase. However, the increased buying power held by larger customers, who because of consolidation have fewer competitors, is likely to place pressure on the prices at which equipment vendors like us can sell products and services. Further, we believe that consolidation among our customers is likely to cause spending deferrals in the short-term while combined companies focus on integration activities. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they likely are to gain from consolidation and the products they elect to purchase will impact the sales growth and places pressure on the profit margins of equipment vendors.

     With respect to our business, the spending increases by our customers since fiscal 2003 have been focused primarily in specific areas such as FTTX and related fiber initiatives or on projects by enterprise customers. Products in these areas of potential revenue growth generally have lower margins than many of our historical revenue sources such as our copper connectivity products for central office infrastructure. Moreover, spending increases often reflect project-based sales, which have caused significant fluctuations in our financial results from quarter to quarter. We also believe that increases in spending in certain product areas can cause corresponding decreases in spending in other product areas. For instance, spending increases on FTTX and related fiber initiatives in recent years appear to have impacted spending adversely on other wireline initiatives. Finally, as these products are utilized in emerging next-generation networks, the deployment rates of these products can vary significantly from customer to customer. Among other things, these deployment rates can depend upon how quickly the customer is committed to constructing these networks as well as the degree to which a customer’s network architecture requires the use of a product.
     In fiscal 2005, the growth of our sales outpaced sales growth in our industry generally and achieving this level of growth has been one of our primary goals for fiscal 2006. We now believe our sales in fiscal 2006 will increase at a level consistent with the growth rate experienced generally within our industry. We believe there are two primary reasons for this slowed rate of growth. First, we believe one or more of our FTTX customers has become more efficient in their use of FTTX products in fiscal 2006 such that they need to buy less product to reach the same number of subscribers versus what was needed in fiscal 2005. Second, as customers have consolidated in significant business combinations, we believe they have deferred certain spending decisions while they focus on integration activities.
     Despite this, longer-term, we expect to continue seeing spending growth for our products, driven primarily by products for broadband initiatives as well as for enterprise products. Our ability to take advantage of any spending increases will depend on the acceptance of such products as our fiber connectivity for central offices and FTTX, our TrueNet® and CopperTen™ structured cabling solutions, our Digivance wireless coverage and our WiFi and WiMax solutions.
     In addition to the need for revenue growth, we believe we must become more cost efficient in order to increase profitability on a consistent basis. We therefore focus aggressively on ways to conduct our operations more efficiently. For example, we intend to centralize our administrative functions for each geographic region and to effect other restructurings to better streamline our operations. In addition, we are still realizing cost synergies from our acquisitions of KRONE and FONS that were completed in fiscal 2004 and fiscal 2005, respectively.
     Our business is dependent largely on sales to telecommunications service providers, though our entry into enterprise markets in recent years has mitigated this dependence to some degree. Telecommunications service provider customers remain the focal point of our business and for the nine months ended July 28, 2006, our top five customers in that industry accounted for 36.7% of our revenue.
     We believe our expansion in recent periods into markets for FTTX, wireless and enterprise products has changed the historical seasonality of our business. We expect future sales in our first fiscal quarter will be lower than in other quarters. This is because of the number of holidays in that quarter and the development of annual capital spending budgets that many of our customers undertake during that time frame. In addition, in fiscal 2005 our sales in the fourth quarter were sequentially lower than third quarter sales in part due to customer inventory build-ups, a situation that we also expect to occur in fiscal 2006.
     We expect the consolidation that is taking place among our customers ultimately will result in significant consolidation in our industry as well. Our acquisition of KRONE in fiscal 2004 greatly enhanced our global footprint and provided us with an entry into the enterprise marketplace. Our recent attempt to merge with Andrew Corporation, which was terminated primarily over recent stock market concerns regarding the ability to obtain necessary shareholder approval, also was predicated on our belief that it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a broader array of products. We continue to believe there could be circumstances under which it would be appropriate for us to acquire or combine with other significant vendors in our industry. We also intend to explore smaller scale product line or business acquisitions that are complementary to our business. Our acquisitions in the past two years of both FONS, which has enhanced our FTTX offerings, and OpenCell, which has enhanced the capabilities of our wireless Digivance offerings, are examples of this strategy. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. Finally, we continue to monitor all of our businesses and product lines and may determine that it is appropriate to sell or otherwise dispose of certain operations. For instance, we have recently determined that we will attempt to sell our APS France services business.

     A more detailed description of the risk factors associated with our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2005 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended January 27, 2006 and April 28, 2006.
Results of Operations
Net Sales
     The following table sets forth our net sales for the three and nine months ended July 28, 2006 and July 29, 2005 for each of our segments:

	Three Months Ended
	July 28, 2006		July 29, 2005
	Net Sales	%	Net Sales	%
	(In millions)		(In millions)
Broadband Infrastructure and Access	$293.1	85.3%	$259.4	84.5%
Professional Services:
Product	14.4	4.2%	14.2	4.6%
Service	36.1	10.5%	33.4	10.9%

Total Professional Services	50.5	14.7%	47.6	15.5%

Total	$343.6	100.0%	$307.0	100.0%

	Nine Months Ended
	July 28, 2006		July 29, 2005
	Net Sales	%	Net Sales	%
	(In millions)		(In millions)
Broadband Infrastructure and Access	$827.5	84.9%	$694.4	83.0%
Professional Services:
Product	42.8	4.4%	44.1	5.3%
Service	104.2	10.7%	98.3	11.7%

Total Professional Services	147.0	15.1%	142.4	17.0%

Total	$974.5	100.0%	$836.8	100.0%

     Net sales were $343.6 million and $974.5 million for the three and nine months ended July 28, 2006, respectively, an increase of 11.9% and 16.5%, respectively, over the comparable 2005 periods. International sales comprised 39.2% and 40.0% of our net sales for the three and nine months ended July 28, 2006, respectively, compared to 41.2% and 43.1% of our net sales for the three and nine months ended July 29, 2005, respectively.
     During the three and nine months ended July 28, 2006, net sales of Broadband Infrastructure and Access products increased approximately $33.7 million and $133.1 million, or 13.0% and 19.2%, respectively, over the comparable 2005 periods.
     During the three and nine months ended July 28, 2006, connectivity product sales increased $50.5 million and $162.9 million, or 23.3% and 27.5%, respectively, over the comparable 2005 periods. This increase was driven primarily by fiber sales as customer migrate their spending towards higher density fiber-based solutions, both in central office and outside plant environments. In addition, we obtained a contract to provide outside plant cabinets and miscellaneous materials in our EMEA region. Accessnet and structured cable sales also grew over the comparable period in 2005 due to increased pricing, the result of higher copper costs, and increased demand mainly in our Americas region. These increases were partially offset by a decreased demand in central-office copper products.
     During the three and nine months ended July 28, 2006, wireless product sales decreased approximately $14.9 million and $29.1 million, or 60.8% and 54.8%, respectively, from the comparable 2005 periods. Our wireless business is project-based and our wireless sales are dependent on winning projects and the timing of customer implementations of such projects. In fiscal 2006, we have not experienced the same level of project orders as we did in fiscal 2005. We believe this decrease is due to the timing of new product solutions.

     During the three and nine months ended July 28, 2006, wireline product sales decreased $1.9 million and $0.7 million, or 10.6% and 1.4%, respectively, from the comparable 2005 periods. The decrease in wireline product sales is due to a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide decline in market demand to continue into the future.
     During the three and nine months ended July 28, 2006, net sales of our Professional Services increased by approximately $2.9 million and $4.6 million, or 6.1% and 3.2%, respectively, over the comparable 2005 periods. This increase was partly the result of spending to rebuild communication infrastructure in hurricane-damaged areas in the United States. In addition, we experienced significant growth in the quarter due to new initiatives and additional business with one of our top five customers. The increase was offset by lower sales in Western Europe due to contract timing with various customers.
Gross Profit
     During the three and nine months ended July 28, 2006, our gross profit percentages were 32.7% and 32.8%, respectively, compared to 38.3% and 38.0%, respectively, for the comparable 2005 periods. The decrease in gross profit percentage resulted primarily from our customers’ spending being focused in specific areas such as FTTX and related fiber initiatives or projects by enterprise customers. Projects in these areas have lower margins than our historical copper connectivity products. Also, we are increasingly subject to general pricing pressures from our customers and increased commodity prices that can reduce margins.
Operating Expenses
     Total operating expenses for the three and nine months ended July 28, 2006, were $88.2 million and $273.3 million, respectively . These amounts represented 25.7% and 28.0% of net sales for those periods. Total operating expenses for the comparable 2005 periods were $81.6 million and $244.7 million, respectively. These amounts represented 26.6% and 29.3% of net sales for those periods, respectively. Operating expenses include research and development, selling and administration expenses and restructuring and impairment charges as discussed below.
     Research and development expenses were $17.3 million and $55.3 million for the three and nine months ended July 28, 2006, respectively. These amounts represent a decrease of 6.0% over the three months ended July 29, 2005 and an increase of 6.8% over the nine months ended July 29, 2005. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts are required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development in each of our segments. Most of our research will be directed towards projects that we believe directly advance our strategic goals in segments of the marketplace that we believe are most likely to grow and have a higher probability of return on investment.
     Selling and administration expenses were $67.4 million and $211.3 million for the three and nine months ended July 28, 2006, respectively. These amounts represent an increase of 7.0% and 13.1% over comparable 2005 periods. Beginning in fiscal 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Adopting SFAS 123(R) increased our compensation expense by approximately $1.9 million and $6.9 million for the three and nine months ended July 28, 2006, respectively. As of July 28, 2006, we have approximately $20.1 million of total compensation cost related to nonvested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2. 7 years. In addition, we incurred increases of $3.7 million and $11.5 million, respectively, in amortization expense related to intangibles purchased with our FONS and OpenCell acquisitions for the three and nine months ended July 28, 2006. This amortization expense will continue for the next several years. Also, we incurred approximately $1.3 million and $5.7 million, respectively, of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006.
     Restructuring and impairment charges were $3.5 million and $6.7 million for the three and nine months ended July 28, 2006, respectively, compared to $0.2 million and $6.1 million for the three and nine months ended July 29, 2005. Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce expenses. During the three and nine months ended July 28, 2006, respectively, 44 and 123 employees were impacted by reductions in force. The reductions were principally in our Broadband Infrastructure and Access segment. During the three and nine months ended July 29, 2005, respectively, 17 and 73 employees were impacted by reductions in force. These reductions also were principally in our Broadband Infrastructure and Access segment.

Other Income, Net
     Other income, net consists of the following:

	Three months ended		Nine months ended
	July 28,	July 29,	July 28,	July 29,
	2006	2005	2006	2005
	(In millions)		(In millions)
Interest income on short-term investments	$6.1	$5.8	$15.4	$13.4
Interest expense	(6.2)	(3.0)	(12.9)	(8.2)

Interest income (expense), net	(0.1)	2.8	2.5	5.2
Foreign exchange income (loss)	(0.1)	0.3	1.3	1.2
Gain on sale of note receivable	—	—	—	9.0
Gain (loss) on sale of fixed assets	0.6	0.1	(0.1)	4.5
Other	1.9	(0.1)	3.5	0.6

Non-operating income, net	2.4	0.3	4.7	15.3

Total other income, net	$2.3	$3.1	$7.2	$20.5

     Interest expense for the three and nine months ended July 28, 2006, includes $2.4 million for interest due on prior year income taxes.
     During fiscal 2006, other includes a $2.8 million reversal of a reserve recorded in purchase accounting in connection with the KRONE acquisition.
     During the first quarter of fiscal 2005, fully reserved notes receivable of $15.8 million were sold. The sale resulted in a gain on sale of $9.0 million. During fiscal 2005, we recorded a $4.5 million gain on sale of fixed assets related to the sale of various buildings.
Income Taxes
     Our effective income tax rate from continuing operations for the three and nine months ended July 28, 2006 was 11.8% and 13.0%, respectively, compared to 3.8% and 5.1% for the comparable 2005 periods. Substantially all of our income tax provision for the three and nine months ended July 28, 2006 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. Our effective income tax rate has been reduced in each of these periods by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a detailed description of the accounting standards related to the recording of our valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income, because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. We will continue to maintain a nearly full valuation allowance on our deferred tax assets until we have sustained a level of profitability that demonstrates our ability to utilize our deferred tax assets in the future. Until that time, we expect our effective income tax rate will be substantially reduced.
Income from Continuing Operations
     During the three and nine months ended July 28, 2006, income from continuing operations decreased $14.3 million and $41.8 million, or 38.1% and 47.1%, respectively, from the comparable 2005 periods. This was attributable to a decline in gross profit percentages, increased operating expenses and a decrease in non-operating income. During the three and nine months ended July 28, 2006, gross profit percentages declined by 5.6% and 5.2%, respectively, from the comparable 2005 periods, as discussed above. During the three and nine months ended July 28, 2006, operating expenses increased $6.6 million and $28.6 million, respectively, over the comparable 2005 periods. This increase was due to an increase in selling and administration expense, as discussed above. During the three and nine months ended July 28, 2006, other income, net decreased $0.8 million and $13.3 million, respectively, from the comparable 2005 period, as discussed above.
Acquisitions
     On August 26, 2005, we completed the acquisition of FONS. On May 6, 2005, we completed the acquisition of OpenCell. Refer to Note 3 to the financial statements for a discussion of these acquisitions.

Discontinued Operations
     In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional service business. We sold our SIUK business in the third quarter of fiscal 2005, our Metrica service assurance software group in the fourth quarter of fiscal 2004, and our Singl.eView product line in the third quarter of fiscal 2004. In accordance with SFAS No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” these businesses were classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented. Refer to Note 4 to the financial statements for a discussion of our discontinued operations.
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
     Share-based compensation recognized under SFAS 123(R) for the three and nine months ended July 28, 2006 was $2.8 million and $9.2 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards, adjusted for expected forfeitures. Share-based compensation expense of $0.7 million and $2.2 million for the three and nine months ended July 29, 2005, respectively, was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in the three and nine months ended July 29, 2005.
     The following table details the incremental impact of adopting SFAS 123(R) for the three and nine months ended July 28, 2006:

	Three Months	Nine Months
	Ended	Ended
	July 28, 2006	July 28, 2006
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)
Effect on income before tax	$(1.9)	$(6.9)

Effect on income from continuing operations	(1.9)	(6.9)
Cumulative effect of change in accounting principle	—	0.6

Net income	$(1.9)	$(6.3)

Basic and diluted earnings per share	$(0.02)	$(0.05)

Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2005 for a more detailed discussion of our critical accounting policies and estimates.
     Share-Based Compensation: We used the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R). The Black-Scholes Model requires certain assumptions that involve subjective judgment. Because our employee stock options, restricted stock units and restricted stock awards have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Refer to Note 2 to the financial statements for more information regarding share-based compensation.
     Recoverability of Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have two operating segments: Broadband Infrastructure and Access and Professional Services. Within our Broadband Infrastructure and Access segment, we have three reporting units: Connectivity Systems, Wireline Networks and Wireless Networks. Our Professional Services segment is also considered a reporting unit. We perform impairment reviews at the reporting unit level. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Our last annual impairment analysis was performed during the fourth quarter of fiscal 2005, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time. In order to evaluate the sensitivity of the fair value calculations on the impairment tests, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill at any reporting unit.

     We assess the recoverability of long-lived assets, including intangible assets other than goodwill, when indicators of impairment exist. The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. All assumptions utilized in the impairment analysis are consistent with management’s internal planning.
Recently Issued Accounting Pronouncements
     During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are required to adopt the provisions of FIN 48 in our fiscal year beginning November 1, 2007. We are currently evaluating the effects, if any, that this Interpretation may have on our consolidated financial statements.
     As of November 1, 2005, we adopted SFAS No.123(R), “Share-Based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), which requires us to recognize in our income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share based compensation expense under SFAS 123(R) for the three and nine months ended July 28, 2006 was $2.8 million and $9.2 million, respectively. In addition, for the nine months ended July 28, 2006, we recognized an increase to net income of $0.6 million related to the cumulative effect of a change in accounting principle as of November 1, 2005. Refer to Note 2 for additional information.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $505.4 million at July 28, 2006, an increase of $61.7 million compared to $443.7 million as of October 31, 2005. We invest a large portion of our available cash in government and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal and maintain adequate liquidity at all times.
     Restricted cash balances that are pledged, primarily as collateral for letters of credit and lease obligations, affect our liquidity. As of July 28, 2006, we had restricted cash of $16.2 million compared to $23.6 million as of October 31, 2005, a decrease of $7.4 million. Restricted cash is expected to become available upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. The restricted cash balance at October 31, 2005 included $6.7 million related to our FONS acquisition. These funds were held in trust and were paid to FONS employees. The last retention payment associated with this acquisition was made in May 2006, releasing the restricted cash requirement. Generally, we are entitled to the interest earnings on our restricted cash balance, and interest earned on restricted cash is included in cash and cash equivalents.

     Operating Activities
     Net cash provided by operating activities from continuing operations for the nine months ended July 28, 2006 was $54.9 million. This source of cash was primarily due to income from continuing operations of $47.0 million and $61.8 million of adjustments to reconcile net income to net cash provided by operating activities. These sources were offset by a $33.8 million increase in operating assets and $20.1 million decrease in operating liabilities. The $20.1 million decrease in operating liabilities includes $31.2 million for payment of fiscal 2005 incentives and $15.5 million for payment of accrued restructuring costs, offset by an increase in accounts payable and other current liabilities. The increases in operating assets and in accounts payable and other current liabilities were the result of inventory buildup and improved working capital management. Our employee incentives are accrued throughout the fiscal year but paid in the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the nine months ended July 29, 2005 was $18.9 million. This source of cash was primarily due to income from continuing operations of $88.8 million and $35.9 million of adjustments to reconcile net income to net cash provided by operating activities. This increase was offset by a $90.7 million increase in operating assets and $15.1 million decrease in operating liabilities. The $15.1 million decrease in operating liabilities includes $22.2 million for payment of fiscal 2004 incentives and $19.3 million for payment of accrued restructuring costs, offset by an increase in accounts payable and other current liabilities. The increases in operating assets and in accounts payable and other current liabilities were the result of business growth and acquisitions described in Note 3 of the financial statements.
     Investing Activities
     Cash used for investing activities from continuing operations in the nine months ended July 28, 2006 of $46.2 million included $23.1 million for property, equipment and patent additions and a $35.1 million net increase in available-for-sale securities. These amounts were offset with cash provided by investing activities, including a $6.8 million collection of notes receivable and a $ 7.5 million decrease in restricted cash.
     Cash provided by investing activities from continuing operations in the nine months ended July 29, 2005 of $17.2 million included $16.7 million in proceeds from the disposal of property and equipment, $9.0 million related to the sale of a vendor note receivable, $8.8 million from receipts on transaction notes receivable and $33.7 million related to proceeds from the sale of our Metrica service assurance software group. Cash used by investing activities included $7.1 million for the acquisition of OpenCell, $19.4 million for property, equipment and patent additions and a $29.9 million net increase in available-for-sale securities.
     Financing Activities
     Cash provided by financing activities was $9.7 million for the nine months ended July 28, 2006, compared with cash provided by financing activities of $11.4 million for the nine months ended July 29, 2005. These financing activities related to the issuance of common stock for certain employee benefit plans during the period in both years.
     Unsecured Debt
     As of July 28, 2006, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375% and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 5.045% for the six-month period ending June 15, 2006, and rose to 5.795% for the period June 16, 2006 to December 15, 2006. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.
     Financing Arrangements
     As a part of the divestitures of the Cuda cable modem termination system business and our Singl.eView business during fiscal 2004, we agreed to provide non-revolving credit facility financing arrangements to the acquiring parties. The total amount drawn and outstanding under these arrangements was approximately $11.0 million on October 31, 2005. Of this amount, $3.0 million was repaid in May 2006, and $1.0 million was repaid in July 2006. The total amount outstanding was approximately $7.0 million on July 28, 2006. This remaining $7.0 million was repaid in August 2006. As of July 28, 2006, we had no outstanding commitments to extend credit under these arrangements.

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
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources. These include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations. We expect that our entire restructuring accrual of $20.0 million as of July 28, 2006, will be paid from unrestricted cash as follows:
•	$3.0 million for employee severance will be paid by the end of the second quarter of fiscal 2007;

•	$5.1 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid by the end of the second quarter of fiscal 2007; and

•	the remainder of $11.9 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.
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
     Our $200.0 million of fixed rate convertible notes do not mature until June 15, 2008. Our $200.0 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
     In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; our estimates of probable liabilities relating to pending litigation; the continuation of historical trends; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the magnitude and duration of the recovery from the significant downturn in the communications equipment industry, which was primarily during our fiscal 2001 through 2003, particularly with respect to the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as approximately 40% of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2005 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended January 27, 2006 and April 28, 2006. We disclaim any intention or obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2005, our major market risk exposure relates to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. We believe our exposure associated with these market risks has not materially changed since October 31, 2005. During July 2006, we began hedging euro balance sheet exposures and continued our existing Australian dollar hedging program.
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
     Changes in Internal Control over Financial Reporting
     No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota . The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit was brought by individuals who sought to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 through at least October 2005. The lawsuit alleged a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties settled the case subject to various approvals , including approvals from an independent fiduciary and the court. In agreeing to settle this matter, ADC has made no admission of liability or wrongdoing. Under the terms of the pending settlement, ADC agreed to pay $3.25 million, which includes attorneys’ fees and expenses and all administrative fees. Payment of the settlement amount is expected to be covered by ADC’s insurance. Therefore, based on the conditional agreement, we do not expect the resolution of this matter to have a material impact on our financial statements.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of July 28, 2006, we had recorded approximately $5.4 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse affect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended January 27, 2006 and April 28, 2006 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See the Exhibit Index on page 32 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2006	ADC TELECOMMUNICATIONS, INC.

	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 28, 2006

Exhibit
No.	Description
2-a	Agreement and Plan of Merger by and among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and Andrew Corporation dated as of May 30, 2006 (Incorporated by reference to Exhibit 2.1 of ADC’s Form 8-K filed on June 1, 2006.)

3-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3-b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

4-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4-b	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

4-c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4-d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10-a	Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc. restated as of May 23, 2006

10-b	ADC Telecommunications, Inc. 401(k) Excess Plan (2006 Restatement), as restated on July 31, 2006

10-c	Mutual Termination Agreement by and among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and Andrew Corporation dated as of August 9, 2006 (Incorporated by reference to Exhibit 10.1 of ADC’s Form 8-K filed on August 10, 2006.)

31-a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)

31-b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002