Form 10-K
period 2006-10-31
ADC TELECOMMUNICATIONS INC
filed 2007-01-09
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-1424
ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13625 Technology Drive	55344-2252
Eden Prairie, Minnesota	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(952) 938-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, $.20 par value	The NASDAQ Global Select Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Global Select Market® on April 28, 2006, was $2,260,420,391.00.

The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of January 5, 2007, was 117,264,069.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2007 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission.

PART I

Item 1.	BUSINESS

ADC Telecommunications, Inc. (“ADC”, “we”, “us” or “our”) was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our World Headquarters are located at 13625 Technology Drive in Eden Prairie, Minnesota.

We are a leading global provider of communications network infrastructure solutions and services. Our products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, and broadcast networks by service providers and enterprises. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Our products primarily are used in the “last mile/kilometer” portion of networks. This network of copper, coaxial cable, fiber lines, wireless facilities and related equipment links voice, video and data traffic from the end-user of the communications service to the serving office of our customer. In addition, we provide professional services relating to the design, equipping and building of networks. The provision of such services also allows us additional opportunities to sell our hardware products, thereby complementing our hardware business.

Our customers include local and long-distance telephone service providers, private enterprises that operate their own networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through the following two reportable business segments:

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

As used in this report, fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007 refer to our fiscal years ended or ending October 31, 2004, 2005, 2006 and 2007, respectively.

Industry Background and Marketplace Conditions

Our products and services are deployed primarily by communications service providers and the owners/operators of private enterprise networks. We believe the communications industry is in the midst of a multi-year migration to next-generation networks that can deliver broadband services at low, often flat-rate, prices over any medium anytime and anywhere. We believe this transformation especially will impact the “last mile/kilometer” portion of networks where our products and services primarily are used. It is in this section of networks where bottlenecks in the high-speed delivery of communications services are most likely to occur.

While factors such as regulatory changes will impact the communications industry significantly, we believe there are two key elements to the migration towards next-generation networks:

•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks. People and businesses are accessing the Internet and using Web-based software applications through broadband connections with rising frequency. Further, the growing popularity of applications such as digital video and audio programs, uploading and downloading content, podcasting, wireless data and video services, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming via the Internet, distance learning, telemedicine and high-speed imaging is increasing the need for broadband network infrastructure; and

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price either with service providers or by developing their own networks that can provide all of their communications needs. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection versus individual services being conducted over separate connections. We believe the competition among service providers to retain new customers over these more fully integrated networks is causing services to be offered more frequently at low, flat-rate prices as opposed to prices based on metered usage.

The evolution to next generation networks that offer services at ever lower prices is affecting our industry significantly. For one, we believe there are increased opportunities to provide market infrastructure elements that are designed to allow networks to provide more robust services and operate more efficiently. In recent years our industry has experienced modest overall spending increases and we presently expect this trend to continue. The mix of products on which our customers spend, however, is shifting towards new initiatives such as the deployment of fiber-optic networks beyond the central office of service providers and closer to the ultimate end-user, as well as to the development of more powerful private enterprise networks. The products that serve these new initiatives often have lower margins than many of our legacy products such as our copper connectivity products for central office infrastructure, which has had an impact on our gross margins. Sales of these products also are often project-based, causing our sales to fluctuate from period to period and making the timing of our sales harder to predict.

In addition, competitive pressures to win and retain customers are causing many of our service provider customers to consolidate with one another in order to gain greater scale as well as the ability to offer a wider range of wireline and wireless services. Consolidation results in larger customers who have increased buying power and fewer competitors. In turn, we expect this will place pressure on the prices at which vendors like us can sell products and services. We also believe that consolidation among our customers is likely to cause short-term spending deferrals while the combined companies focus on integration activities. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they likely are to gain from consolidation and the products they elect to purchase will impact the sales growth and profit margins of equipment vendors.

In both fiscal 2005 and fiscal 2006, the impact of the changes in our industry resulted in increased revenues and lower profit margins for our business. We believe that to succeed in this type of business environment it is imperative that we not only find ways to increase revenues but also to become more cost efficient.

In fiscal 2005, the growth of our sales outpaced that of our industry. In fiscal 2006, however, our sales increased at a slower rate that was within the range of sales growth experienced by our peers. We believe there are several reasons for this slowed rate of growth. For instance, our fiber-to-the-X (i.e., the deployment of fiber-based networks closer to the ultimate consumer, which is sometimes referred to as “FTTX”) customers generally became more efficient in their use of FTTX products in fiscal 2006 such that they required less of our products to pass the same number of subscribers versus what was needed in fiscal 2005. We also believe customer consolidations resulted in the deferral of certain spending decisions while the combining companies focused on integration activities. Further, spending increases on FTTX and related fiber initiatives in recent years appear to have impacted spending adversely on other wireline initiatives. Finally, as many of our products are utilized in emerging next-generation networks, deployment rates can vary significantly from customer to customer. Among other things, these deployment rates can depend upon how quickly the customer constructs these networks, the degree to which a customer’s network architecture requires the use of a product and regulatory decisions regarding competitive access to the networks.

Despite slower sales growth in fiscal 2006, we continue to expect our sales to grow over time, primarily as a result of broadband initiatives as well as enterprise projects. Our ability to take advantage of any spending increases will depend on the acceptance of such products as our fiber connectivity for central offices and FTTX, our TrueNet® and CopperTentm structured cabling solutions, our Digivance wireless coverage and our WiFi and WiMax solutions.

In addition to the need for revenue growth, we believe we must become more cost efficient in order to increase profitability on a more consistent basis. We therefore are focusing aggressively on ways to conduct our operations more efficiently. For instance, we continue to move more of our manufacturing capabilities to lower-cost locations. We also are taking steps to redesign our products so that we have more common parts across different types of products. Other steps we are taking to rationalize costs are described below in the strategy discussion.

As has been the case for many years, our business remains dependent largely on sales to communications service providers and for the year ended October 31, 2006, our top five customers in that industry accounted for 35.7% of our revenue. Our entry into enterprise markets in recent years, however, has mitigated this dependence to some degree.

Strategy

Our aim is to be the global leader in the provisioning of communications network infrastructure solutions and services. The core of our business historically has been based in providing the infrastructure elements that connect equipment in communications networks with an emphasis on solutions serving the “last mile/kilometer” of a network. We believe our experience with network infrastructure solutions provides us with sustainable competitive advantages in this core business. To advance this core business, in recent years we have divested businesses that were not profitable or did not support our strategic vision. In addition, we have grown our business in ways that we believe complement our strategic focus.

Ultimately, we are working to implement a growth strategy around our network infrastructure business that includes the following key elements:

•	a heightened focus on the needs of our customers through business execution excellence that delivers customer-specific solutions, high-quality products and world-class service;

•	sales growth through market share gains and the development of new sales channels in targeted product and market segments as well as new product introductions and expansion in existing and adjacent markets through both our own research and development processes and strategic acquisitions; and

•	cost structure reductions through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace.

Customer Focus Through Business Execution Excellence.  We are committed to helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges in providing communications services to end-users. We strive to offer customer-specific solutions, price-competitive products that provide great functionality and quality, and world-class customer service that offers on-time product delivery and highly responsive support. We believe companies that best serve their customers with compelling value propositions that include the aforementioned elements hold a competitive advantage in efforts to grow their businesses.

Growing Sales.  In the current environment of constrained capital spending increases by communications service providers, we believe that we must find ways to grow our sales. Our strategy is to focus more attention for growth in certain product and market segments. These product segments include next-generation core networks, FTTX, wireless capacity/coverage, network automation and enterprise network upgrades. In addition, we intend to focus more attention on emerging markets such as China and India where we believe the potential for growth is higher than in more established markets. To grow sales, we will seek to expand our market share, develop new sales channels and expand our product breadth in existing and related markets through our own research and development efforts and strategic acquisitions.

We are undertaking several initiatives in our efforts to gain market share. Specifically, we look to sell more of our current portfolio to our existing customers, introduce new products to our existing customers, and introduce the ADC product portfolio to new customers. The cornerstone of these initiatives is our commitment to focus on the needs of our customers. We are an industry leader in the area of ‘configure to order’ products. These processes provide our customers with customized product solutions that fulfill their requirements with rapid response times. We also are committed to the development and introduction of new products that have applications in our current markets and as adjacent markets focused primarily on the “last mile/kilometer” of networks. Examples of this are new products and services for IPTV (Internet Protocol TV), VoIP (Voice over Internet Protocol), Carrier Ethernet, Metro Ethernet, and Wireless Coverage and Capacity solutions.

We also are committed to the development of additional sales channels that can deliver our products into various market segments. We continuously seek to partner with other companies serving the public and private communication network markets to offer more complete solutions for customer needs. Our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value added resellers. We now have over 500 value-added reseller partners worldwide. In addition, we are partnering and expanding our relationships with distribution companies such as Anixter and Rexel that make our products more readily available to a wider base of customers worldwide.

Finally, to further grow our business, we continue to invest in research and development initiatives and to search for appropriate acquisition opportunities. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims with a higher probability to return our investment. We seek acquisitions primarily to strengthen our core product portfolio. Our efforts are focused on opportunities within our existing markets, as well as in adjacent or related markets that will strengthen our product offerings. Our acquisition in fiscal 2005 of Fiber Optic Network Solutions Corp. (“FONS”), which has enhanced our FTTX offerings, is an example of this strategy. In addition, we are focused on finding acquisitions that may enhance our geographic operations. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. Our attempt to merge with Andrew Corporation during fiscal 2006, which was terminated primarily over concerns regarding the ability to obtain necessary shareholder approval, was predicated on this belief. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity-linked securities or through some combination of these alternatives. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.

Lowering Cost Structure.  In light of the pricing pressures our business faces, we believe it is imperative to contain costs if we are to grow our business profitably. We remain committed to be a low-cost industry leader. We presently are implementing the following initiatives as part of an overall project we call “competitive cost transformation”:

•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas;

•	redesigning product lines to utilize more common components;

•	increasing direct material savings from strategic sourcing globally;

•	sunsetting end of life products; and

•	improving our order-to-delivery processes.

Our ability to implement this strategy and operate our business effectively is subject to numerous uncertainties, the most significant of which are described in Part 1, Item 1A “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.

Product and Service Offering Groups

Our Broadband Infrastructure and Access business focuses on broadband connectivity products for a variety of network applications, DSL offerings and wireless products that improve and extend network coverage and capacity. Broadband Infrastructure and Access products accounted for approximately 84.5%, 83.6% and 85.3% of our net sales in fiscal 2006, 2005 and 2004, respectively.

Our Professional Services business focuses on planning, deploying and maintaining network infrastructure. Professional Services products and services accounted for approximately 15.5%, 16.4% and 14.7% of our net sales in fiscal 2006, 2005 and 2004, respectively.

Below we describe the primary products and services offered by each of these segments. See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding our two business segments as well as information regarding our assets and sales by geographic region.

Broadband Infrastructure and Access

Our Broadband Infrastructure and Access products are used in both public and enterprise (private business and government) networks. In public networks, our products are located primarily in serving offices for telephone, cable, wireless and other communication service providers. These facilities contain the equipment used in switching, routing and transmitting incoming and outgoing communications channels. Some of our products also are located in the public networks outside the serving offices and on end-users’ premises. As FTTX and the need for more flexible wireless coverage solutions continue to expand, we expect to see growth in the use of these products outside the serving offices. Our enterprise, private and governmental network customers generally purchase our products for installation in the networks located on their premises. We also sell connection products for broadcast and entertainment facilities. Broadband Infrastructure and Access products consist of the following general product groupings:

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

Modular Fiber-Optic Cable Systems.  Our FiberGuide® system provides a segregated, protected method of storing and managing fiber-optic patch cords and cables within a service provider’s serving office.

Structured Cabling Products.  Our TrueNet® Structured cabling products are the cables, jacks, plugs, jumpers, frames and panels used to connect desk top systems like personal computers to the network switches and servers in large enterprise campuses, condominium high-rise buildings and data centers. Our TrueNet® cabling products include various generations of twisted-pair copper cable and apparatus capable of supporting varying bandwidth requirements, as well as multi-mode fiber systems used primarily to interconnect switches, servers and commercial campus locations.

Broadcast and Entertainment Products.  Broadcast and Entertainment products are audio, video, data patching and connectors used to connect and access worldwide broadcast radio and television networks. Our Pro-Patch® products are recognized as the industry leader in digital broadcast patching. Our ProAxtm triaxial connectors are preferred by operators of mobile broadcast trucks, DBS satellite and large venue, live broadcasts such as the Olympic games. A new line of our HDTV products exceeds the highest performance standards in the new digital broadcast industry.

Other Connectivity Products.  A variety of other products such as patch cords, media converters, splitter products and jacks and plugs are used by telecommunications service providers and private networks to connect, monitor and test portions of their networks.

Wireless Systems and Components

Our wireless systems and components help improve and extend the coverage and capacity of wireless communications networks. These products improve signal quality by boosting the uplink signal of mobile systems to increase receiver performance. These improvements allow mobile subscribers to place more calls successfully, make longer calls, and successfully complete calls in an expanded geographic area.

These products include:

Cellular Coverage/Capacity Enhancement Solutions.  Our Digivance® family of wireless systems products includes solutions that address a wide range of coverage and capacity challenges for wireless network operators. These solutions include (i) applications to address challenging locations such as tunnels, traffic corridors and urban centers, (ii) cellular base station hotels that serve significant segments of a metropolitan area, (iii) neutral host applications that serve multiple carriers simultaneously, and (iv) indoor products that provide complete coverage for a single building or an entire campus. These solutions are sold directly to the major cellular operators, to the national and regional carriers, including those in rural markets, and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.

Tower Top Amplifiers.  We develop, manufacture and market the ClearGain® family of tower-top amplifier products, which are distributed globally for all major air interfaces. These products amplify a wireless signal and are sold primarily to wireless carriers.

Wireline Systems

Our Soneplex® and HiGain® wireline products enable communications service providers to deliver high capacity voice and data services over copper or optical facilities in the “last mile/kilometer” of communications networks, while integrating functions and capabilities that help reduce the capital and operating costs of delivering such services. The LoopStar product family provides our customers with a flexible and economical optical transport platform for both legacy voice and next-generation protocols. The LoopStar portfolio provides “last mile/kilometer” and inter-office data transport to support a wide array of business service offerings at a variety of different transmission rates.

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

The provision of such services also allows us to sell more of our hardware products as users of our Professional Services often have unfulfilled product needs related to their services projects. Our Professional Services thereby compliment our hardware business.

Sales and Marketing

Our products and services are used by customers in three primary markets:

•	the public communications network market worldwide, which includes companies such as Verizon, BellSouth, AT&T, Qwest, DeutscheTelecom and BellCanada, other local telephone companies, long-distance carriers, wireless service providers, cable television operators and broadcasters;

•	the private and governmental markets worldwide, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

•	other communications equipment vendors, who incorporate our products into products and systems that they in turn sell into the two above listed markets.

Our customer base is relatively concentrated, with our top ten telecommunication customers accounting for 44.0%, 38.5% and 38.5% of our net sales in fiscal 2006, 2005 and 2004, respectively. Our largest customer, Verizon, accounted for 16.0%, 12.3% and 11.7%, of our net sales in fiscal 2006, 2005 and 2004, respectively. The recently completed merger of AT&T and BellSouth has created another large customer for us. In fiscal 2006 AT&T, BellSouth and Cingular (who are now combined in the merger) collectively represented approximately 14.9% of our net sales.

Outside the United States, we market our products to telephone operating companies, owners and operators of private enterprise networks, cable television operators and wireless service providers for networks. Our non-U.S. net sales accounted for approximately 41.4%, 43.3% and 36.3% of our net sales in fiscal 2006, 2005 and 2004, respectively. Our EMEA region (Europe, Middle East and Africa) accounted for the largest percentage of sales outside of North America. EMEA region sales were 25.6%, 26.7% and 19.9% of our net sales in fiscal 2006, 2005, and 2004, respectively.

Our direct sales force completes a majority of our sales. We maintain sales offices throughout the world. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers, distributors and manufacturers’ representatives. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products. Nearly all of our sales to enterprise networks outside the United States are conducted through third-party distributors.

We maintain a customer service group that supports our field sales personnel and our third-party distributors. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service-engineering group that provides on-site service to customers.

Research and Development

We believe that our future success depends, in part, on our ability to adapt to the rapidly changing communications environment so we can maintain our significant expertise in core technologies and continue to anticipate and meet our customers’ needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. The focus of our research and development activities will change over time based on particular customer needs and industry trends as well as our decisions regarding those areas in which we believe we are most likely to achieve success. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances relating to new products and technologies from sources outside ADC. Our expenses for internal research and development activities were $72.4 million, $71.6 million and $59.1 million, in fiscal 2006, 2005 and 2004, respectively. These amounts represented 5.6%, 6.3% and 8.1%, of our total revenues in each of those respective fiscal years. These percentages have decreased over time as we have become more focused on certain initiatives and as our operations became more concentrated in infrastructure products.

During fiscal 2006, our research and development activities were directed primarily at the following areas:

•	connectivity products for FTTX initiatives;

•	high-performance structured cables, jacks, plugs, jumpers, frames and panels to enable the use of increasingly higher-performance IP network protocols within private networks;

•	connectivity products that enable the use of IP network protocols within the public communications network, which is used by our customers to more effectively deploy data services over their existing voice-based networks; and

•	digital interfaces for wireless networks that will enable software-based products to interact with the physical elements of these networks.

New product development often requires long-term forecasting of market trends, the development and implementation of new processes and technologies and substantial capital commitment. Due to the uncertainties inherent in each of these elements, there can be no assurance that any new products we develop will achieve market acceptance or be profitable. In addition, as we balance product development with our efforts to achieve sustained profitability, we are more selective in our research and development in order to focus on projects that we believe directly advance our strategic aims and have a higher probability to return our investment.

Competition

Currently, our primary competitors include:

For Broadband Infrastructure and Access products:  3M, ADTRAN, Andrew, CommScope, Corning, Furukawa, Nexans, Panduit, Powerwave, Schmitt, Telect, and Tyco.

For Professional Services:  Alcoa, EMBARQ Logistics (formerly Sprint North Supply), Fujikawa, GAH Group, NEC, SAG, Siemens, Telemon, and Vivento Technical Services.

Competition in the communications equipment industry is intense. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than us. In addition, rapid technological developments within the communications industry result in frequent changes among our group of competitors.

We believe that our success in competing with other communications product manufacturers depends primarily on the following factors:

•	our long-term customer relationships;

•	our brand recognition and reputation as a financially-sound, long-term supplier to our customers;

•	our engineering (research and development), manufacturing, sales and marketing skills;

•	the price, quality and reliability of our products;

•	our delivery and service capabilities; and

•	our ability to contain costs.

We experience significant and increasing pricing pressures from competitors as well as from our customers. Price likely will continue to be a major factor in the markets in which we compete, and we believe our potential ability to offset any downward pressure on prices primarily will be driven by the above listed success factors.

We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, ongoing regulatory changes and industry consolidation will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time, it is difficult to predict the full scope and nature of these changes. There can be no assurance that we will be able to compete successfully with existing or new competitors. Competitive pressures may materially and adversely affect our business, operating results or financial condition.

Manufacturing and Suppliers

We manufacture a variety of products that are fabricated, assembled and tested primarily in our own facilities around the world. In an effort to reduce costs and improve customer service, we generally attempt to manufacture our products in the region of the world where they will be deployed. Our strategy to reduce costs includes looking for opportunities to locate manufacturing in low-cost areas as competitive pressures require. We also look for ways in which we can respond quickly to changes in market factors in our manufacturing and supply chain. Like many companies in our industry, we are focusing on the Asia Pacific region as a potential place to locate manufacturing facilities. Our global sourcing team uses vendors from around the world to procure key components and raw materials at advantageous prices and lead times. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is integrated vertically and consists primarily of the fabrication of jacks, plugs, cables and other basic components from raw materials as well as the assembly of components and the testing of products. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products. We estimate that products manufactured by these companies accounted for approximately 20% of our net sales for the Broadband Infrastructure and Access segment in fiscal 2006.

We purchase raw materials and component parts from many suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have not experienced any significant difficulties to date in obtaining adequate quantities. In fiscal 2006 we experienced an increase in the prices for raw materials used to make our products. We mitigated some of these increases through purchasing power due to the scale of our operations as well as sharing some of the cost increases with our customers. Circumstances relating to the availability and pricing of materials could change and our ability to mitigate price increases or to take advantage of price decreases will depend upon a variety of factors such as our purchasing power and the purchasing power of our customers. We cannot guaranty that sufficient quantities or quality of raw materials and component parts will be as readily available in the future, that they will be available at favorable prices or how the prices at which we sell our products will be impacted by the prices at which we obtain raw materials.

Proprietary Rights

We own a portfolio of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.

We registered the initials “ADC” as well as the word “KRONE,” each alone and in conjunction with specific designs, as trademarks in the United States and various foreign countries. U.S. trademark registrations generally are for a term of ten years, and are renewable every ten years as long as the trademark is used in the regular course of trade.

Seasonality

We expect sales in our first fiscal quarter will be lower than in other quarters. This primarily is because of the holiday season extending from Thanksgiving to New Year’s in that quarter, and the development of annual capital spending budgets by many of our customers during that time frame. In addition, in both fiscal 2005 and fiscal 2006 our sales in the fourth quarter were sequentially lower than third quarter sales in part due to customer inventory build-ups.

The working days by quarter in fiscal 2007 are 63 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and 62 days in the fourth quarter. The working days by quarter in fiscal 2006 were 59 days in the first quarter, 65 days in the second quarter, 62 days in the third quarter and 66 days in the fourth quarter.

Employees

As of October 31, 2006, we employed approximately 8,600 people worldwide, which is an increase of approximately 400 employees since October 31, 2005. The increase primarily represents employees hired for our manufacturing operations.

Executive Officers of the Registrant

Our executive officers are:

		Officer
Name	Office	Since	Age

Robert E. Switz	President and Chief Executive Officer	1994	60
Gokul V. Hemmady	Vice President, Chief Financial Officer	1998	46
Hilton M. Nicholson	Vice President, President, Active Infrastructure Business Unit	2006	48
Patrick D. O’Brien	Vice President, President, Global Connectivity Solutions Business Unit	2002	43
Richard B. Parran, Jr	Vice President, President, Professional Services Business Unit	2006	50
James G. Mathews	Vice President and Controller	2005	55
Laura N. Owen	Vice President, Human Resources	1999	50
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	47

Mr. Switz joined ADC in January 1994 and served as ADC’s Chief Financial Officer from then until August 2003, when he was named Chief Executive Officer. From 1988 to 1994, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, most recently as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

Mr. Hemmady joined ADC as Assistant Treasurer in October 1997. Mr. Hemmady served as ADC’s Vice President and Treasurer from June 1998 until August 2003. From May 2002 until August 2003, he also served as our Controller. Mr. Hemmady was named Chief Financial Officer in August 2003. Prior to joining ADC, Mr. Hemmady was employed by U S WEST International, a communications service provider, where he served as Director of International Finance from January 1996 to September 1997.

Mr. Nicholson joined ADC in March 2006 as Vice President, President of Active Infrastructure Business Unit. Mr. Nicholson was President of our IP Cable Business Unit from July 2002 to June 2004 when we completed the divestiture of this business. Prior to rejoining ADC, he was the Senior Vice President of Product Operations at 3com from 2004 to 2006. He previously was employed by Lucent Technologies from 1995 to 2002 where he most recently served as Vice President and General Manager, Core Switching and Routing Divisions.

Mr. O’Brien joined ADC in 1993 as a product manager for the company’s industry-leading DSX products and, during the following eight years, he held a variety of positions of increasing responsibility in the product management area, including Vice President and General Manager of copper and fiber connectivity products. He was named President of ADC’s Global Connectivity Solutions Business Unit in September 2004. From May 2004 through August 2004, Mr. O’Brien served as President and Regional Director of the Americas Region for ADC. Mr. O’Brien also served as President of our Copper and Fiber Connectivity Business Unit from October 2002 to May 2004. Prior to joining ADC, Mr. O’Brien was employed by Contel Telephone for six years in a network planning capacity.

Mr. Parran joined ADC in November 1995 and served in our business development group, most recently holding the position of Vice President, Business Development from November 2001 to November 2005. In November of 2005 Mr. Parran became the interim leader of our Professional Services Business Unit, and in March 2006 he was appointed Vice President, President, Professional Services Business Unit. Prior to joining ADC, he served as a general manager of the business services telecommunications business for Paragon Cable and spent 10 years with Centel, now part of Sprint, in positions of increasing responsibility in corporate development and cable and cellular operations roles.

Mr. Mathews joined ADC in 2005 as Vice President and Controller. Prior to joining ADC, Mr. Mathews served as Vice President-Finance and Chief Accounting Officer for Northwest Airlines from 2000 to 2005.

Prior to joining Northwest Airlines, Mr. Mathews was Chief Financial and Administrative Officer at CARE-USA, the world’s largest private relief and development agency. Mr. Mathews also held a variety of positions at Delta Air Lines, including service as Delta’s Corporate Controller and Corporate Treasurer.

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

Mr. Pflaum joined ADC in April 1996 as Associate General Counsel and became Vice President, General Counsel and Secretary of ADC in March 1999. Prior to joining ADC, Mr. Pflaum was an attorney with the Minneapolis-based law firm of Popham Haik Schnobrich & Kaufman.

Item 1A.	RISK FACTORS

Our business faces many risks, some of which are described below. Additional risks of which we currently are unaware or believe to be immaterial may also result in events that could impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.

Risks Related to Our Business

Our industry is highly competitive and subject to significant downward pricing pressure for our products.

Competition in the communications equipment and related services industry is very intense. We believe our ability to compete with other manufacturers of communications equipment products and related services depends primarily on our engineering, manufacturing and marketing skills, the price, quality and reliability of our products, our delivery and service capabilities and our control of operating expenses. We have experienced and anticipate greater pricing pressures from our customers as well as current and future competitors. Our industry currently is characterized by many vendors pursuing relatively few and very large customers, which provides our customers with the ability to exert significant pressure on their suppliers, both in terms of pricing and contractual terms. Recently, many of our larger customers have engaged in merger and acquisition activities. As a result, we expect there to be fewer large-scale customers, and those customers who remain will have even greater scale and buying power to leverage against their vendors. Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than us. As a result, other competitors may be able to respond more quickly to new or emerging technologies or changes in communications services providers’ requirements, or offer more aggressive price reductions.

Shifts in our product mix may result in declines in our gross margin.

Our gross margins vary among our product groups and have fluctuated from quarter to quarter as a result of shifts in product mix (i.e. the amount of each product we sell in any particular quarter), the introduction of new products, decreases in average selling prices and our ability to reduce manufacturing and other costs. We expect such fluctuation in gross profit to continue in the future. Further, newer product offerings such as our FTTX-based products typically have lower gross margins than our older legacy products. As these newer products become a larger part of our sales, there likely will be an adverse impact on our gross margins.

We are becoming increasingly dependent on significant capital deployment initiatives driven by our customers.

Our business increasingly is focused upon the sale of products serving significant customer initiatives for expanded broadband capabilities deep into their networks. Examples of products serving these initiatives include our FTTX solutions and products used in enterprise networks. These generally are utilized outside the central offices of our customers, where we traditionally sold most of our products, and they often are deployed in connection with the construction of specific network projects. To date, our experience has been that the deployment of capital for such network projects is driven by our customers’ priorities and the needs of their specific projects. For this reason, the short-term demand for our products can fluctuate significantly and our ability to forecast sales from quarter to quarter is diminished significantly. In addition, the competition to sell our products can be very intense as the projects often utilize new products that were not previously used in networks. The continued sale of these products by us also will depend upon the continued build-out by our customers of networks that utilize these products. We cannot assure that these deployments will continue or that our products will be selected for these deployments on a consistent basis.

Our cost-reduction initiatives may not result in the anticipated savings or more efficient operations and may harm our operations.

Over the past several years we have implemented, and we are continuing to implement, significant cost cutting measures. These measures are taken in an effort to sustain and improve our levels of profitability given our highly competitive industry. In taking these measures we incur significant restructuring and impairment charges. Our ability to realize benefit from these measures is contingent on our ability to complete them in a timely fashion as well as on our ability to continue to operate our business effectively. If cost cutting measures are not completed in a timely fashion we may not realize their full potential benefit. Further, the efforts to cut costs may not generate savings and improvements in our operating margins and profitability as we expect. The efforts may, in fact, be disruptive to our operations. For instance, cost savings measures may yield unanticipated consequences, such as attrition beyond any planned reductions in workforce or increased difficulties in managing our day-to-day operations.

Although we believe it has been and remains necessary to reduce the cost of our operations to improve our performance, reductions in our operations may make it more difficult to operate successfully compared to other companies in our industry. Cost reduction initiatives might also preclude us from making potentially significant expenditures that could improve our product offerings, competitiveness or long-term prospects.

Consolidation among our customers could result in our losing a customer or experiencing a slowdown as integration takes place.

We believe there likely will be continued consolidation among our customers in order for them to increase market share, diversify product portfolios and achieve greater economies of scale. Consolidation may impact our business as our customers focus on integrating their operations. In certain instances, customers engaged in integrating large-scale acquisitions have scaled back their purchases of network equipment while the integration is ongoing. Further, once consolidation occurs, our customers may choose to reduce the number of vendors they use to source their equipment, although we do not believe this has occurred to date. After a consolidation occurs, there can be no assurance that we will continue to supply equipment to the surviving communications service provider. The impact of significant mergers on our business is likely to be unclear until sometime after such transactions have closed.

Our sales could be negatively impacted if one or more of our key customers substantially reduces orders for our products.

Our customer base is relatively concentrated, with our top ten customers accounting for 44.0%, 38.5% and 38.5% of net sales for fiscal 2006, 2005 and 2004, respectively. In addition, our largest customer, Verizon accounted for 16.0%, 12.3% and 11.7% of our net sales in fiscal 2006, 2005 and 2004, respectively. The recently completed merger of AT&T and BellSouth has created another large customer for us. In fiscal 2006 AT&T, BellSouth and Cingular (who are now combined in the merger) collectively represented approximately 14.9% of our sales. If we lose a significant customer for any reason, including consolidation among our customer base, our sales and gross margins would be impacted negatively. Further, in the product areas where we believe the potential for revenue growth is most pronounced, our sales remain highly concentrated with the major telephone companies. For instance, we rely heavily on Verizon’s business for a large percentage of our sales in the FTTX space. The loss of sales due to a decrease in orders from a key customer for various reasons could require us to record additional impairment and restructuring charges or exit a particular business or product line.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements by our competitors. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. For example, FTTX initiatives may impact sales of non-fiber products negatively. In order to grow and remain competitive, we will need to adapt to these rapidly changing technologies, enhance our existing solutions and introduce new solutions to address our customers’ changing demands.

We may not predict technological trends or the success of new products in the communications equipment market accurately. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and a substantial capital commitment. In addition, we do not know whether our products and services will meet with market acceptance or be profitable. Many of our competitors have greater engineering and product development resources than us. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be more selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we have any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.

We may not be able successfully to close strategic acquisitions and strategic changes to our product portfolio may not yield the benefits that we expect.

As we refine our strategic focus, we have divested or ceased operating numerous product lines and businesses that either were not profitable or did not match this strategic focus. We may make further divestitures or closures of product lines and businesses. In addition, we intend to seek acquisitions of both companies and product lines that we believe are aligned with our current strategic focus.

As occurred with our attempted merger with Andrew Corporation, we cannot provide assurances that we will be able to close strategic acquisitions we may announce because of the ability to obtain requisite shareowner or regulatory approvals or otherwise. As such, the significant effort and management attention associated with completing a strategic acquisition may never result in a closed transaction.

Further, the impact of potential changes to our product portfolio and the effect of such changes on our business, operating results and financial condition are evolving and not fully known at this time. If we acquire other businesses in our areas of strategic focus, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition materially. Furthermore, we may not be able to retain key management, technical and sales personnel after an acquisition. In addition to these integration risks, if we acquire new businesses, we may not realize all of the anticipated benefits of these acquisitions. Divestitures or elimination of existing businesses or product lines could also have disruptive effects and may cause us to incur material expenses.

If we seek to secure financing, we may not be able to obtain it on acceptable terms. Also, if we are able to secure financing, our shareowners may experience dilution of their ownership interest or we may be subject to limitations on our operations.

We currently anticipate that our available cash resources, which include existing cash, cash equivalents and available-for-sale securities, will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, based on current business operations and economic conditions. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise additional funds. In addition, if one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. We currently do not have any significant available lines of credit or other significant credit facilities, and we are not certain that we can obtain commercial bank financing on acceptable terms. If we raise additional funds through the issuance of equity or equity-related securities, our shareowners may experience dilution of their ownership interests and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility and interest payments could dilute earnings per share.

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

Our operating results fluctuate significantly. If we miss financial expectations, our stock price could decline.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. It is likely that our operating results in some periods will be below investor expectations. If this happens, the market price of our common stock is likely to decline. Fluctuations in our future quarterly earnings may be caused by many factors, including without limitation:

•	the volume and timing of orders from and shipments to our customers;

•	the overall level of capital expenditures by our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the location and utilization of our production capacity and employees; and

•	the availability and cost of key components of our products.

Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular period are lower than expected, our operating results will be affected adversely.

In addition, we expect future sales in our first fiscal quarter will be lower than in other quarters. This primarily is because of the holiday season that extends from Thanksgiving to the New Year in that quarter and the development of annual capital spending budgets that many of our customers undertake during that time frame. In addition, in both fiscal 2005 and fiscal 2006 our sales in the fourth quarter were sequentially lower than third quarter sales in part due to customer inventory build-ups.

The regulatory environment in which we and our customers operate is changing.

Although our business is not subject to a significant amount of direct regulation, the communications service industry in which our customers operate is subject to significant and evolving federal and state regulation in the United States as well as regulation in other countries. The United States Telecommunications

Act of 1996 (the “Act”) lifted certain restrictions on the ability of companies, including the communications services providers and other ADC customers, to compete with one another. The Act also made other significant changes in the regulation of the telecommunications industry. These changes generally increased our opportunities to provide solutions for our customers’ Internet, data, video and voice needs. The communications services providers have stated that some of these changes have diminished the profitability of additional investments made by them in their networks, which reduces their demand for our products. The Federal Communications Commission (“FCC”) has ended the practice of forced “line-sharing,” which means that major telephone companies no longer legally are mandated to lease space to DSL resellers. This ruling also allowed major telephone companies to maintain sole ownership of newly built networks that include fiber deployment (i.e., FTTX). While we believe that this ruling will benefit us, there can be no assurance as to what, if any, impact it will have on sales of our products. In addition, the regulatory environment in other countries regarding whether companies must open their networks to competitors is under active discussion. For instance, debates are currently ongoing regarding this issue in both Germany and Australia and the uncertainty over the issue may serve to delay FTTX initiatives in both countries.

Additional regulatory changes affecting the communications industry are anticipated both in the United States and internationally. A European Union directive on waste electrical and electronic equipment (“WEEE”) and the restriction of hazardous substances (“RoHS”) in such equipment is being implemented in member states. The directive sets a framework for producers’ obligations in relation to manufacturing (including the amounts of named hazardous substances contained in products sold) and labeling as well as treatment, recovery and recycling of electronic products in the European Union. We have established policies and procedures to comply with these directives. In addition, we understand governments in other parts of the world are considering implementing similar laws and regulations. For instance, similar laws in China are expected to become effective as soon as March 1, 2007. Our failure to comply properly with regulations related to WEEE and RoHS, or similar laws and regulations that may be implemented elsewhere in the world, could result in reduced sales of our products and inventory buildups that could result in substantial write-offs of inventory.

Each of these regulatory changes could alter demand for our products. Recently announced or future changes could also come under legal challenge and be altered, thereby reversing the effect of such regulations or changes and the impact we expected. In addition, competition in our markets could intensify as the result of changes to existing or new regulations. Accordingly, changes in the regulatory environment could affect our business and results of operations adversely.

Conditions in global markets could affect our operations.

Our sales outside the United States accounted for approximately 41.4%, 43.3% and 36.3% of our net sales in fiscal 2006, 2005 and 2004, respectively. We expect non-U.S. sales to remain a significant percentage of net sales in the future. In addition to sales and distribution in numerous countries, we own or lease operations located in: Australia, Austria, Belgium, Brazil, Canada, Chile, China, Czech Republic, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam. Due to our non-U.S. sales and operations, we are subject to the risks of conducting business globally. These risks include, without limitation:

•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	fluctuations in foreign currency exchange rates;

•	requirements to consult with or obtain the approval of works councils or other labor bodies to complete business initiatives;

•	tariffs and other barriers and restrictions;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes; and

•	the burdens of complying with a variety of non-U.S. laws and telecommunications standards.

We also are subject to general geopolitical and environmental risks, such as terrorism, political and economic instability, changes in the costs of key resources such as oil, changes in diplomatic or trade relationships, natural disasters and other possible disruptive events such as pandemic illnesses. Economic conditions in many of the non-U.S. markets in which we do business represent significant risks to us. We cannot predict whether our sales and business operations in these markets will be affected adversely by these conditions.

Instability in non-U.S. markets, which we believe is most likely to occur in the Middle East, Asia and Latin America, could have a negative impact on our business, financial condition and operating results. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global war on terror also may have negative effects on the operating results of our business. In addition to the effect of global economic instability on non-U.S. sales, sales to United States customers could be impacted negatively by these conditions.

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

As the competition in the communications equipment industry has intensified and the functionality of products further overlap, we believe that companies increasingly are becoming subject to infringement claims. We have received and may continue to receive notices from third parties, including some of our competitors, claiming that we are infringing third-party patents or other proprietary rights. We also have asserted certain of our patents against third parties. We cannot predict whether we will prevail in any litigation over third-party claims, or whether we will be able to license any valid and infringed patents on commercially reasonable terms. It is possible that unfavorable resolution of such litigation could have a material adverse effect on our business, results of operations or financial condition. Any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time, attention and our resources, delay our product shipments or require us to enter into royalty or licensing agreements, which could be expensive. A third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license or develop or license non-infringing technology, our business, financial condition and operating results could be affected adversely.

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

Our continuing initiatives to streamline operations as well as the challenging business environment in which we operate may cause uncertainty in our employee base about whether they will have future employment with us. This uncertainty may have an adverse effect on our ability to retain and attract key personnel.

Internal Controls.

We expect to incur continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Further, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation or to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Product defects or the failure of our products to meet specifications could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet the product specifications. Any failure or poor performance of our products could result in:

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

Our products are often critical to the performance of communications systems. Many of our supply agreements contain limited warranty provisions. If these contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a claim could harm our business.

We may encounter difficulties obtaining raw materials and supplies needed to make our products, and the prices of these materials and supplies are subject to fluctuation.

Our ability to produce our products is dependent upon the availability of certain raw materials and supplies. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet the customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations because of global market demands. Further, some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Reduced supply and higher prices of raw materials and supplies may affect our business, operating results and financial condition adversely.

We rely upon our contract manufacturing relationships.

We significantly rely on contract manufacturers to make certain of our products on our behalf. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. We may outsource additional functions in the future.

We may encounter litigation that has a material impact on our business.

We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved amicably without resort to formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2006, we had recorded approximately $5.1 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have an adverse effect on our business, results of operations or financial condition.

We are subject to risks associated with changes in commodity prices, interest rates, security prices, and foreign currency exchange rates.

We face market risks from changes in certain commodity prices, security prices and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We may reduce this risk through the use of derivative financial instruments, although we have not used such instruments for several years. We do not enter into derivative instruments for the purpose of speculation.

Also, we are exposed to market risks from changes in foreign currency exchange rates. From time to time, we hedge our foreign currency exchange risk. The objective of this program is to protect our net monetary assets and liabilities in non-functional currencies from fluctuations due to movements in foreign currency exchange rates. We attempt to minimize exposure to currencies in which hedging instruments are unavailable or prohibitively expensive by managing our operating activities and net assets position. At October 31, 2006, the principal currencies for which we have implemented hedging strategies are the Australian dollar and the euro. Our largest exposure of foreign currency exchange risk comes from the Mexican peso.

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

In addition, stocks of companies in our industry in the past have experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. This market volatility may affect the market price of our common stock adversely.

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

We own our approximately 500,000 sq. ft. corporate headquarters facility, which is located in Eden Prairie, Minnesota. During 2005, we entered into a lease agreement with Wells Fargo Financial Acceptance Minnesota, Inc. to lease approximately 110,000 square feet of this facility. The remaining lease term is approximately nine years.

In addition to our headquarters facility, our principal facilities as of October 31, 2006, consisted of the following:

•	Shakopee, Minnesota — approximately 360,000 sq. ft., owned; general purpose facility used for engineering, manufacturing and general support of our global connectivity products; and a second facility, approximately 50,000 sq. ft., leased; general purpose facility used for engineering, testing and general support for our wireless products;

•	Juarez and Delicias, Mexico — approximately 327,000 sq. ft. and 139,000 sq. ft., respectively, owned; manufacturing facilities used for our global connectivity products;

•	Berlin, Germany — approximately 619,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;

•	Sidney, Nebraska — approximately 382,000 sq. ft., owned; manufacturing facility used for our global connectivity products;

•	Brno, Czech Republic — approximately 100,000 sq. ft., leased; manufacturing facility used for our global connectivity products;

•	Berkely Vale, Australia — approximately 98,000 sq. ft., owned; general purpose facility for engineering, manufacturing and general support of our global connectivity products;

•	Bangalore, India — approximately 88,000 sq. ft., owned; manufacturing facility used for our global connectivity products; and a second site in Bangalore, approximately 22,000 sq. ft., leased; general purpose facilities for engineering, sales, finance, information technology and back-office applications; and

•	Santa Teresa, New Mexico — approximately 333,000 sq. ft., leased; global warehouse and distribution center facility with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations.

We also own or lease approximately 103 other facilities in the following locations: Australia, Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. On October 31, 2006, we maintained approximately 4.1 million square feet of active space (2.2 million square feet leased and 1.9 million square feet owned), and have irrevocable commitments for an additional 0.7 million square feet of inactive space, totaling approximately 4.8 million square feet of space at locations around the world. In comparison, at the end of fiscal 2005, we had 3.8 million square feet of active space, and irrevocable commitments for 0.8 million square feet of inactive space, totaling approximately 4.6 million square feet of space at locations around the world.

Item 3.	LEGAL PROCEEDINGS

On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit was brought by individuals who sought to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 through at least October 2005. The lawsuit alleged a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties agreed to settle the case subject to various approvals, including approvals from an independent fiduciary and the court. These approvals were obtained during 2006 and the settlement is now final. In agreeing to settle this matter, ADC has made no admission of liability or wrongdoing. Under the terms of the settlement, ADC agreed to pay $3.25 million, which includes attorneys’ fees and expenses and all administrative fees. Payment of the settlement amount was covered and funded by ADC’s insurance subsequent to the end of our fiscal 2006.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2006, we had recorded approximately $5.1 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $0.20 par value, is traded on The NASDAQ Global Select Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2006 and 2005, as reported on that market.

	2006		2005
	High	Low	High	Low

First Quarter	$25.88	$17.21	$19.88	$14.70
Second Quarter	27.90	22.30	18.06	12.88
Third Quarter	23.67	11.84	26.27	15.33
Fourth Quarter	15.80	11.81	27.14	16.95

As of January 5, 2007, there were 7,393 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. In this Form 10-K, all share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who were otherwise entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split-adjusted price of one share of our common stock. As a result, 4,272 shares at $16.10 per share reduced common shares and paid-in capital in the consolidated statement of shareowners’ investment.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data. The data included in the following table has been restated to exclude the assets, liabilities and results of operations of certain businesses that have met the criteria for treatment as discontinued operations. The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31

	2006	2005	2004	2003	2002
	(In millions, except per share data)

Income Statement Data from Continuing Operations
Net sales	$1,281.9	$1,129.4	$733.9	$545.1	$771.3
Gross profit	413.0	425.8	300.5	211.1	166.4
Research and development expense	72.4	71.6	59.1	59.9	106.8
Selling and administration expense	273.7	259.8	204.1	155.4	243.2
Operating income (loss)	46.1	84.2	24.0	(40.2)	(725.5)
Income (loss) before income taxes	56.5	104.8	33.6	(74.1)	(718.0)
Provision (benefit) for income taxes	(37.7)	7.2	2.0	(5.1)	249.4
Income (loss) from continuing operations	94.2	97.6	31.6	(69.0)	(967.4)
Earnings (loss) per diluted share from continuing operations	0.80	0.81	0.27	(0.60)	(8.51)
Balance Sheet Data
Current assets	942.5	854.8	835.8	1,032.4	718.6
Current liabilities	260.9	288.8	302.0	266.8	400.3
Total assets	1,612.2	1,537.2	1,428.1	1,296.9	1,144.2
Long-term notes payable	400.0	400.0	400.0	400.0	10.5
Total long-term obligations	477.8	474.5	466.8	402.4	11.7
Shareowners’ investment	873.5	773.9	659.3	627.7	732.2

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading global provider of communications network infrastructure solutions and services. Our products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable, and broadcast networks by service providers and enterprises. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Our products primarily are used in the “last mile/kilometer” portion of networks. This network of copper, coaxial cable, fiber lines, wireless facilities and related equipment links voice, video and data traffic from the end-user of the communications service to the serving office of our customer. In addition, we provide professional services relating to the design, equipping and building of networks. The provision of such services also allows us additional opportunities to sell our hardware products, thereby complementing our hardware business.

Our customers include local and long-distance telephone service providers, private enterprises that operate their own networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through the two reportable business segments: Broadband Infrastructure and Access; and Professional Services.

Results of Operations

The following table shows the percentage change in net sales and expense items from continuing operations for the three fiscal years ended October 31, 2006, 2005, and 2004 (in millions):

				Percentage
				Increase (Decrease)
				Between Periods
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net sales	$1,281.9	$1,129.4	$733.9	13.5%	53.9%
Cost of sales	868.9	703.6	433.4	23.5	62.3
Gross profit	413.0	425.8	300.5	(3.0)	41.7
Operating expenses:
Research and development	72.4	71.6	59.1	1.1	21.2
Selling and administration	273.7	259.8	204.1	5.4	27.3
Impairment charges	1.2	0.3	1.7	300.0	(82.4)
Restructuring charges	19.6	9.9	11.6	98.0	(14.7)

Total operating expenses	366.9	341.6	276.5	7.4	23.5

Operating income	46.1	84.2	24.0	(45.2)	250.8
Other income (expense), net:
Interest income, net	7.0	7.1	3.6	(1.4)	97.2
Other, net	3.4	13.5	6.0	(74.8)	125.0

Income before income taxes	56.5	104.8	33.6	(46.1)	211.9
Provision (benefit) for income taxes	(37.7)	7.2	2.0	(623.6)	260.0

Income from continuing operations	$94.2	$97.6	$31.6	(3.5)%	208.9%

The table below sets forth our net sales from continuing operations for fiscal 2006, 2005 and 2004 for each of our reportable segments described in Item 1 of this Form 10-K (in millions).

				Percentage
				Increase (Decrease)
	Net Sales			Between Periods
Operating Segment	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Broadband Infrastructure and Access:
Infrastructure (Connectivity)	$984.4	$804.4	$472.8	22.4%	70.1%
Wireline	70.1	75.4	105.0	(7.0)	(28.2)
Wireless	28.2	63.6	45.9	(55.7)	38.6
Eliminations and Other	0.3	0.5	2.1	(40.0)	(76.2)

Total Broadband Infrastructure and Access	1,083.0	943.9	625.8	14.7	50.8

Professional Services:
Product	53.3	57.4	56.6	(7.1)	1.4
Service	145.6	128.1	51.5	13.7	148.7

Total Professional Services	198.9	185.5	108.1	7.2	71.6

Total Net Sales	$1,281.9	$1,129.4	$733.9	13.5%	53.9%

Net Sales

Fiscal 2006 vs. Fiscal 2005

Our net sales growth for fiscal 2006 as compared to fiscal 2005 was driven by growth in sales of our Connectivity products, primarily due to the inclusion of sales by FONS for a full year during fiscal 2006 as compared to only two months during fiscal 2005. This growth was offset in part by a decline in the sale of our wireless and wireline products. International net sales were 41.4% and 43.3% of our net sales in fiscal 2006 and fiscal 2005, respectively.

Our Broadband Infrastructure and Access segment includes infrastructure (Connectivity) and access (Wireless and Wireline) products. Our Connectivity products’ net sales growth in fiscal 2006 as compared to fiscal 2005 was driven primarily by the inclusion of sales by FONS, which we acquired on August 26, 2005. In addition, our core fiber sales have increased as customers migrate their spending towards higher density fiber-based solutions, both in central office and outside plant environments. We also obtained a significant contract to provide outside plant cabinets and miscellaneous materials in our EMEA region. Accessnet and structured cable sales also grew over the comparable period in 2005 due to increases in pricing, which was the result of higher copper costs, and increased demand, which was mainly in our Americas region. These increases were offset by a decreased demand for central office copper products.

Our Wireline products net sales decreased in fiscal 2006 compared to fiscal 2005. This decrease in wireline product sales is due to a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide decline in market demand to continue into the future.

Our Wireless products net sales decreased in fiscal 2006 as compared to fiscal 2005. Our wireless business is project-based and, because we do not have a broad base of customers in this business, our sales fluctuate based upon how many project contracts we obtain and the timing of customer implementations of such projects. We believe the fiscal 2006 sales decrease in our wireless products was the result of a variety of factors. First, we did not complete product development initiatives related to our Digivance product line as scheduled. Second, our customers delayed many of their project initiatives as they were engaged in merger activities, dealt with regulatory delays or otherwise determined to delay implementation of certain initiatives. Finally, we faced increased competition in the marketplace from other equipment providers.

Our Professional Services net sales increased in fiscal 2006 as compared to fiscal 2005. This increase primarily was due to increased demand for services from our largest customers, along with higher spending early in the year related to rebuilding communication infrastructure in areas impacted by the Gulf Coast hurricanes. The increase was offset by lower sales in Western Europe due to contract timing with various customers.

Fiscal 2005 vs. Fiscal 2004

Our net sales growth for fiscal 2005 as compared to fiscal 2004 was driven primarily by the inclusion of sales by KRONE beginning on May 18, 2004. The KRONE acquisition accounted for 64.3% of the net sales increase in fiscal 2005 over fiscal 2004. Sales generated from FONS and OpenCell in fiscal 2005 following their acquisitions did not constitute a significant portion of 2005 net sales. Excluding the KRONE acquisition, our sales growth for fiscal 2005 was driven by strong, broad-based growth among our comprehensive communication infrastructure solutions. International net sales were 43.3% and 36.3% of our net sales in fiscal 2005 and fiscal 2004, respectively. The increase in international sales was due primarily to our acquisition of KRONE, which has a greater mix of international sales.

Our Connectivity products net sales grew in fiscal 2005 as compared to fiscal 2004, with the KRONE acquisition accounting for 66.2% of the increase. Sales of our fiber connectivity products represented the majority of our connectivity product net sales increase over fiscal 2004, largely the result of increased sales of our OmniReach FTTX products, which had minimal sales in fiscal 2004. Sales of FTTX products fluctuated from quarter to quarter based on the timing of customer deployments.

Our Wireless products net sales growth in fiscal 2005 as compared to fiscal 2004 was largely a result of increased demand for our Digivance products, due to introduction of a new product, as well as an improved supply chain for certain Digivance components. This increased demand for Digivance included sales to Verizon and Nextel for deployments in large North American cities. However, sales of Digivance fluctuated from one quarter to the next due to the timing of new product introductions and customer deployments.

Our Wireline products net sales decreased in fiscal 2005 as compared to fiscal 2004. This decrease was caused primarily by a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises.

Our Professional Services net sales increased in fiscal 2005 compared to fiscal 2004, with the KRONE acquisition representing 44.7% of the increase. In addition, increased sales to several existing key customers contributed to the growth in net sales of Professional Services.

Gross Profit

Fiscal 2006 vs. Fiscal 2005

Gross profit percentages were 32.2% and 37.7% during fiscal 2006 and fiscal 2005, respectively. The decrease in gross profit percentage resulted primarily from our customers’ spending being focused in specific areas such as FTTX initiatives, as well as projects by enterprise customers. Products in these areas have lower margins than our historical copper Connectivity products and our Wireless and Wireline products. Also, we increasingly are subject to general pricing pressures from our customers and we experienced increased commodity prices in fiscal 2006 that further reduced margins. As stated above, our wireless sales are largely project-based. Therefore, we expect continued fluctuations in our gross profit percentages as our customers manage their implementation schedules and purchase products only as their project deployments require. The mix of products we sell can vary substantially. As a result, our future gross margin rate is difficult to predict accurately.

Fiscal 2005 vs. Fiscal 2004

Gross profit percentages were 37.7% (40.1% exclusive of the KRONE acquisition) and 40.9% (42.1% exclusive of the KRONE acquisition) during fiscal 2005 and fiscal 2004, respectively. The acquisition of FONS and OpenCell did not constitute a significant portion of fiscal 2005 gross profit. The decrease in gross profit percentage was due to increases in sales of lower margin products, many of which came to us through our acquisition of KRONE. Overall, increased sales from FTTX products and our Professional Services segment, both of which are lower margin businesses, were offset partially by an increase in sales of our higher margin Connectivity and Wireless products.

Operating Expenses

Fiscal 2006 vs. Fiscal 2005

Total operating expenses for fiscal 2006 and fiscal 2005 represented 28.6% and 30.2% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.

Research and development:  Research and development expenses for fiscal 2006 and fiscal 2005 represented 5.6% and 6.3% of net sales, respectively. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts is required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic goals in segments of the marketplace that we believe are most likely to grow and have a higher probability of return on investment.

Selling and administration:  The increase in selling and administration was due primarily to the following factors. Beginning in fiscal 2006, we adopted SFAS 123(R) “Share-Based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Adopting SFAS 123(R) increased our compensation expense by approximately $8.0 million for fiscal 2006. As of October 31, 2006, we have approximately $18.6 million of total compensation costs not yet recognized related to nonvested awards. We expect to recognize these costs over a weighted average period of 2.5 years. In addition, in fiscal 2006, we incurred $26.0 million in amortization expense related to intangibles purchased with our KRONE, FONS and OpenCell acquisitions. This amortization expense will continue for the next several years. Finally, in fiscal 2006, we incurred approximately $5.7 million of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006. These increases were partially offset by lower incentive compensation.

Restructuring and impairment charges:  Restructuring charges include employee severance and facility consolidation costs associated with our decisions to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2006 we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, approximately 400 employees were impacted by reductions in force from continuing operations, which were comprised of sales, manufacturing and back-office support positions. The reductions in force have impacted both of our business segments. In fiscal 2005, approximately 400 employees were impacted by reductions in force from continuing operations, which were comprised primarily of manufacturing positions. The reductions were principally in our Broadband Infrastructure and Access segment. Despite the fact that similar numbers of employees were impacted by restructuring in each of fiscal 2006 and 2005, the costs in fiscal 2006 were significantly higher primarily because a greater number of employees with higher severance costs were impacted by the fiscal 2006 restructurings.

Impairment charges relate to property and equipment as a result of our continued consolidation of excess facilities. During fiscal 2006 and fiscal 2005, we recorded impairment charges based on estimated market prices for certain manufacturing equipment, facilities and leasehold improvements.

Fiscal 2005 vs. Fiscal 2004

Total operating expenses for fiscal 2005 and fiscal 2004 represented 30.2% and 37.7% of net sales, respectively. KRONE operating expenses were $96.4 million and $44.8 million for fiscal 2005 and fiscal 2004, respectively. The acquisitions of FONS and OpenCell did not constitute a significant portion of fiscal 2005 operating expenses. Excluding the effect of the KRONE operating expenses, operating expenses increased 5.8% compared to fiscal 2004, mainly due to the below discussed change in selling and administration expenses.

Research and development:  Research and development expenses increased in fiscal 2005 as compared to fiscal 2004, and represented 6.3% and 8.1% of net sales for fiscal 2005 and fiscal 2004, respectively. The increased spending in fiscal 2005 was almost entirely attributable to spending on projects related to KRONE products.

Selling and administration:  The increase in selling and administration expenses for fiscal 2005 as compared to fiscal 2004 was due primarily to incentive payments made to employees in fiscal 2005, partially offset by a decline in lease expense due to a decrease in the number of leased facilities. In addition, in fiscal 2004, there were $6.0 million of one-time benefits, primarily due to bad debt recoveries for which we previously had established reserves.

In fiscal 2005, we incurred added administrative expense, including external advisory fees of $4.0 million associated with the requirements to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with Section 404 requires us to conduct a thorough evaluation of our internal control over financial reporting.

Restructuring and impairment charges:  Restructuring charges include employee severance and facility consolidation costs resulting from the closure of facilities and other workforce reductions attributable to our efforts to reduce expenses. During fiscal 2005, approximately 400 employees were impacted by reductions in force from continuing operations, principally in our Broadband Infrastructure and Access segment. During fiscal 2004, approximately 200 employees were impacted by reductions in force from continuing operations, principally in corporate functions. Despite the lower number of employees impacted by the restructurings in fiscal 2004 versus fiscal 2005, the restructuring costs in fiscal 2004 were significantly higher than those in fiscal 2005. This primarily was because a greater number of employees with higher severance costs were impacted by the fiscal 2004 restructurings.

Impairment charges relate to property and equipment as a result of our continued consolidation of excess facilities. During fiscal 2005 and fiscal 2004 we recorded impairment charges based on estimated market prices for certain manufacturing equipment and leasehold improvements.

Other Income, Net

Other income, net for fiscal 2006, 2005 and 2004 was $10.4 million, $20.6 million and $9.6 million, respectively. The following provides the details (in millions):

	2006	2005	2004

Interest income on short-term investments	$22.8	$18.3	$12.4
Interest expense on borrowings	(15.8)	(11.2)	(8.8)

Interest income, net	7.0	7.1	3.6

Foreign exchange income (loss)	0.5	0.7	(1.8)
Gain on sale of note receivable	—	9.0	—
(Loss) gain on investments	(3.9)	—	4.8
Andrew merger termination proceeds, net	3.8	—	—
KRONE Brazil customs accrual reversal	3.0	—	—
Gain (loss) on sale of fixed assets	(0.2)	4.2	0.5
Other	0.2	(0.4)	2.5

Subtotal	3.4	13.5	6.0

Total other income (expense), net	$10.4	$20.6	$9.6

For fiscal 2006, interest expense includes $1.1 million for interest due on prior year income taxes. In addition, we recorded a $3.0 million reversal of a reserve recorded in purchase accounting in connection with the KRONE acquisition, a $3.9 million loss resulting from the write-off of a non-public equity interest and a $3.8 million net gain in connection with the termination agreement from our unsuccessful attempt to merge with Andrew Corporation.

During fiscal 2005, fully reserved notes receivable of $15.8 million were sold. The sale resulted in a gain on sale of $9.0 million. In addition, we recorded a $4.2 million gain on sale of fixed assets related to the sale of various buildings.

During fiscal 2004, we sold common stock of certain companies in which we were invested for an aggregate gain of $4.8 million.

Acquisitions

On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly owned subsidiary of ADC. On August 9, 2006, the parties entered into a definitive mutual agreement to terminate the merger agreement. To effect the mutual termination, Andrew paid us a fee of $10.0 million and has agreed to pay us an additional fee of $65.0 million under specified circumstances in the event that an acquisition of Andrew is consummated within twelve months of the date of the termination agreement. The termination agreement further provides for the mutual release of any claims in connection with the merger agreement. During the third quarter of fiscal 2006, we capitalized $3.4 million of merger-related costs, consisting primarily of financial and legal advisory fees and a fairness opinion. In addition, during the fourth quarter of fiscal 2006, we incurred additional expenses of approximately $2.8 million related primarily to financial and legal advisory fees. The total merger related costs of $6.2 million were charged to expense during our fourth quarter and offset by the $10.0 million termination fee.

On August 26, 2005, we completed the acquisition of FONS, a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. With the acquisition of FONS, we became one of the largest suppliers of FTTX solutions in the United States according to proprietary market share estimates. The results of FONS subsequent to August 26, 2005 are included in our results of operations.

In the FONS transaction, we acquired all of the outstanding shares of FONS in exchange for cash of $166.1 million (net of cash acquired) and certain assumed liabilities. Of the purchase price, $34.0 million is held in escrow for up to two years following closing to address potential indemnification claims. As of October 31, 2006, no claims had been made. In addition, we placed $6.7 million into a trust account to be paid to FONS employees as a retention payment over the course of the nine months following the closing of the transaction. The last retention payment associated with this acquisition was made in May 2006. We acquired $83.3 million of intangible assets as part of the purchase (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). Of this amount, $3.3 million was allocated to in-process research and development for new technology development, which was immediately written-off. Goodwill of $70.6 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.

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

On May 18, 2004, we completed the acquisition of KRONE, a global supplier of connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. This acquisition significantly expanded our network infrastructure business and our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for $294.4 million in cash (net of cash acquired) and certain assumed liabilities of KRONE. The purchase included $78.1 million of intangible assets (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $167.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially none of this goodwill is deductible for tax purposes.

Discontinued operations

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business. During fiscal 2005, we sold our ADC Systems Integration UK Limited (“SIUK”) business and our Metrica service assurance software group. During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” these businesses were classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented.

APS France

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business (“APS France”). APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006 and recorded a loss of $10.6 million, determined by comparing the net assets of APS France to the expected sales value of the business based on preliminary sales negotiations. During the fourth quarter of fiscal 2006, we increased this loss to $15.6 million based on developments in continuing negotiations to sell this business.

ADC Systems Integration UK Limited

During the third quarter of fiscal 2005, we entered into an agreement to sell SIUK for a nominal amount and recorded a loss on the sale of $6.3 million. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (“Vallent”) for a cash purchase price of $35.0 million and a $3.9 million equity interest in Vallent. The cash purchase price was subject to adjustments under the sales agreement. The transaction closed on November 19, 2004. The equity interest constitutes less than a five percent ownership in Vallent and is therefore accounted for under the cost method. During the fourth quarter of fiscal 2006, we recorded a $3.9 million impairment related to the equity interest in Vallent. Vallent has announced their intention to be acquired by IBM and under the proposed transaction we expect to receive no consideration for our equity interest in Vallent. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. We recognized a gain on the sale of $32.6 million.

BroadAccess40

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business The purchasers acquired all of the capital stock of our subsidiary that operated this business and assumed substantially all associated liabilities, with the exception of a $7.5 million note payable that we paid in full prior to the closing of the transaction. The purchasers issued a promissory note for $3.8 million that was fully paid to us in May 2005. This transaction closed on February 24, 2004. This business had been included in our Broadband Infrastructure and Access segment. We classified this business as a discontinued operation beginning in the first quarter of fiscal 2004. We recorded a loss on the sale of $6.8 million.

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software to BigBand Networks, Inc. (“BigBand”). In consideration for this sale, we were issued a non-voting minority interest in BigBand, which was assigned a nominal value. Our non-voting interest represents approximately 12% of the outstanding equity of BigBand on a fully diluted basis. BigBand recently announced its intention to complete an initial public offering. The likelihood such an offering will be completed is unknown to us. We also provided BigBand with a non-revolving credit facility of up to $12.0 million. As of October 31, 2006, there were no outstanding commitments on the credit facility and no further draws on the facility could be made. This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004. We recorded a loss on the sale of $4.9 million.

Singl.eView

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec Telecom Systems PLC (“Intec”) for a cash purchase price of $74.5 million. The price was subject to adjustments under the sale agreement. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on the sale of $61.7 million. In fiscal 2005 and fiscal 2006, we recognized income tax benefits of

$3.7 million and $0.7 million, respectively, from the resolution of certain income tax contingencies related to Singl.eView.

The following represents the financial results of APS France, SIUK, Metrica, BroadAccess40, Cuda/FastFlow and Singl.eView businesses included in discontinued operations (in millions):

	2006	2005	2004

Revenue	$36.3	$54.0	$155.0

Loss from discontinued operations, net	$(6.5)	$(13.4)	$(65.2)
(Loss) gain on sale or write-down of discontinued operations, net	(15.6)	26.5	50.0

(Loss) gain from discontinued operations	$(22.1)	$13.1	$(15.2)

Share-Based Compensation

On November 1, 2005, we adopted SFAS 123(R) using the modified prospective transition method. This method requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2006. On November 10, 2005, the FASB issued FAS 123(R)-3. We elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Share-based compensation recognized under SFAS 123(R) for fiscal 2006 was $10.0 million. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation expense of $3.0 million and $2.9 million for fiscal 2005 and fiscal 2004, respectively, was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in fiscal 2005 and fiscal 2004, because we accounted for share-based awards using the intrinsic value method in accordance with APB 25.

The following table details the incremental impact from stock options of adopting SFAS 123(R) for fiscal 2006:

(In millions, except
per share amounts)

Effect on income before tax	$(8.0)

Effect on income from continuing operations	(8.0)
Cumulative effect of change in accounting principle	0.6

Net income	(7.4)

Basic and diluted earnings per share	$(0.06)

Income Taxes

Fiscal 2006 vs. Fiscal 2005 vs. Fiscal 2004

Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the items which have impacted our effective income tax rate for fiscal 2006, 2005 and 2004.

As a result of our cumulative losses in fiscal 2001 and fiscal 2002 and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. Since the third quarter of fiscal 2002, we have continued to provide a nearly full valuation allowance against our net deferred tax assets. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

In fiscal 2006, we recorded a net income tax benefit totaling $37.7 million. This benefit primarily is attributable to the partial release of the $49.0 million valuation allowance disclosed above on our U.S. deferred tax assets. This partial release is offset by recorded income tax provision relating to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.

We recorded an income tax provision totaling $7.2 million and $2.0 million for fiscal 2005 and fiscal 2004, respectively, primarily attributable to our foreign operations. The income tax provision attributable to our U.S. operations was minimal since the tax on this income was offset with the realization of deferred tax assets, which had a full valuation allowance.

Income (Loss) from Continuing Operations

Income from continuing operations approximately was the same in fiscal 2006 as in fiscal 2005. This result was attributable to a 5.5% decline in gross profit percentages, increased operating expenses caused in part by restructuring charges from cost cutting measures and a decrease in non-operating income. These impacts were offset by the earlier referenced income tax benefit.

Income from continuing operations increased in fiscal 2005 as compared to fiscal 2004. This was attributable to an increase in net sales resulting primarily from the KRONE acquisition as well as increased sales of our legacy Broadband Infrastructure and Access products.

To improve our gross profit percentages and our income from continuing operations we have taken and will continue to take steps to lower our cost structure. We believe these steps are necessary if we are to sustain and improve our operating performance given our highly competitive industry. In taking these steps we incur significant restructuring and impairment charges that can temporarily increase our expenses. Further, the timing and actual amount of future benefit we may realize from incurring such charges can be difficult to predict and accurately measure.

Segment Disclosures

Broadband Infrastructure and Access Segment

Detailed information regarding our Broadband Infrastructure and Access segment is provided in the following table:

	For the Years Ended October 31,
	2006	2005	2004
	(In millions)

Operating income	$61.0	$99.3	$58.3
Depreciation and amortization	59.7	58.3	32.7
Impairment and restructuring	20.5	8.7	10.9

During fiscal 2006, operating income for the Broadband Infrastructure and Access segment decreased by 38.6% to $61.0 million compared to $99.3 million in fiscal 2005. This primarily was due to our customers’ spending being focused in specific areas such as FTTX and related fiber initiatives or projects by enterprise customers. Projects in these areas have lower margins than our historical copper connectivity products and our wireless and wireline products. Also, we increasingly are subject to general pricing pressures from our customers and we experienced increased commodity prices in fiscal 2006. Our wireless sales are project-based and we expect continued fluctuations as our customers manage their implementation schedules and only purchase products as their deployments require.

During fiscal 2005, operating income for the Broadband Infrastructure and Access segment increased by 70.3% to $99.3 million compared to $58.3 million in fiscal 2004. This increase primarily was due to our KRONE acquisition, which is included in our results for the full year of fiscal 2005 compared to approximately five months during fiscal 2004. The remaining increase was largely the result of growth in ADC’s copper and fiber connectivity sales.

Impairment and restructuring charges related principally to employee severance and facility consolidation costs. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During fiscal 2006, depreciation and amortization remained relatively flat at $59.7 million as compared to $58.3 million in fiscal 2005.

During fiscal 2005, depreciation and amortization increased $25.6 million, or 78.3%, as compared to fiscal 2004. The increase was attributable to our acquisition of KRONE, which is included in our results for the full year of fiscal 2005 and for approximately five months during fiscal 2004.

Professional Services Segment

Detailed information regarding our Professional Services segment is provided in the following table:

	For the Years Ended October 31,
	2006	2005	2004
	(In millions)

Operating loss	$(14.9)	$(15.1)	$(34.3)
Depreciation and amortization	8.3	8.6	8.2
Impairment and restructuring	0.3	1.5	2.4

During fiscal 2006, the operating loss of the Professional Services segment remained relatively the same as in fiscal 2005. Looking forward we will continue to focus on gaining market share and on operational efficiency. Further, our Professional Services segment allows us to sell more of our hardware products as users of our services often have unfulfilled product needs related to their services projects.

During fiscal 2005, the operating loss of the Professional Services segment decreased by $19.2 million compared to fiscal 2004. The overall improvement resulted from the addition of KRONE, which is included in our results for the full year of fiscal 2005 and for five months during fiscal 2004 following its acquisition, as well as market share gains with several key customers.

Impairment and restructuring charges related principally to employee severance and facility consolidation costs. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

During fiscal 2006, depreciation and amortization remained relatively flat at $8.3 million as compared to $8.6 million in fiscal 2005.

During fiscal 2005, depreciation and amortization increased $0.4 million, or 4.9%, as compared to fiscal 2004. This increase was attributable to our acquisition of KRONE, which is included in our results for the full year of fiscal 2005 and for only five months during fiscal 2004.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

Inventories:  We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. It is possible that significant increases in inventory reserves may be required in the future if there is a decline in market conditions. Alternatively, if we are able to sell previously reserved inventory, we will reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of October 31, 2006 and 2005, we had $35.1 million and $35.6 million, respectively, reserved against our inventories, which represents 17.5% and 20.2%, respectively, of total inventory on-hand.

Restructuring Accrual:  During fiscal 2006 and fiscal 2005, we recorded restructuring charges representing the direct costs of exiting leased facilities and employee severance. If such costs constitute an ongoing benefit arrangement that is probable and estimable, accruals are established pursuant to FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43” (“SFAS No. 112”). All other restructuring accruals are established pursuant to FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). Restructuring charges represent our best estimate of the associated liability at the date the charges are taken. Significant judgment is required in estimating the restructuring costs of leased facilities. For example, we make certain assumptions with respect to when a facility will be subleased and the amount of sublease income. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

Allowance for Uncollectible Accounts:  We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also derived using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases may occur in the future due to deteriorating market conditions. We are not able to predict changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than are ultimately required, we will reverse a portion of such provisions in future periods based on our actual collection experience. Changes in the allowance are recorded as a component of operating expenses. As of October 31, 2006 and 2005, we had $10.2 million and $20.6 million, respectively, reserved against our accounts receivable, which represents 5.6% and 10.2%, respectively, of total accounts receivable. During fiscal 2006, we determined that certain notes and trade receivables were uncollectible and as a result we wrote off the receivable balance against the reserve that was previously established.

Warranty:  We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. Changes in warranty reserves are recorded as a component of cost of sales. As of October 31, 2006 and 2005, we reserved $9.5 million and $10.8 million, respectively, related to future estimated warranty costs.

Recoverability of Long-Lived Assets:  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have two operating segments: Broadband Infrastructure and Access and Professional Services. Within our Broadband Infrastructure and Access segment, we have three reporting units: Connectivity Systems, Wireline Networks and Wireless Networks. Our Professional Services segment is also considered a reporting unit. We perform impairment reviews at the reporting unit level. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Our last annual impairment analysis was performed during the fourth quarter of fiscal 2006, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time. In order to evaluate the sensitivity of the fair value calculations on the impairment tests, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill.

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

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our net deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to date, we have maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. At October 31, 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of the U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

As of October 31, 2006, our net deferred tax assets were $1,017.2 million with a related valuation allowance of $971.6 million. As of October 31, 2005, our net deferred tax assets were $1,038.6 million with a related valuation allowance of $1,039.9 million. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the accounting treatment for income taxes.

Litigation Reserves:  As of October 31, 2006 and 2005, we had recorded approximately $5.1 million and $8.4 million, respectively, in loss reserves for pending litigation and legal proceedings. This reserve is based on the application of FASB Statement No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. As explained in Note 14 to the Consolidated Financial Statements in Item 8, and in Part I, Item 3 of this Form 10-K (Legal Proceedings), we are a party to numerous lawsuits, proceedings and claims. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

Share-Based Compensation:  We used the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R). The Black-Scholes Model requires certain assumptions that involve judgment. Because our employee stock options, restricted stock units and restricted stock awards have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided under SFAS 123(R)-3 for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Pensions:  We acquired KRONE in May 2004, which maintains a defined benefit pension for a portion of its German workforce. A participating individual’s post-retirement pension benefit is based primarily on the individual’s years of service and earnings. The plan is accounted for in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. That measurement includes estimates relating to the discount rate used to measure plan liabilities, which reflects the current rate at which the pension liability could effectively be settled at the end of the year. In estimating this discount rate, we considered rates of return on high-grade fixed-income investments with similar duration to the plan liability. We used a discount rate of 4.50% at October 31, 2006. A quarter percentage point increase (decrease) in the assumed discount rate would (decrease) increase the post-retirement benefit obligation by approximately ($1.8) million and $1.8 million, respectively.

Recently Issued Accounting Pronouncements

During October 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS 158”). This issuance represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to:

•	Recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. We are required to adopt these provisions as of October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are required to adopt these provisions as of October 31, 2009. We do not expect this pronouncemet to have a material impact on our consolidated financial statements.

During September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157 in our fiscal year beginning November 1, 2008. We currently are evaluating the effects, if any, that this pronouncement may have on our consolidated financial statements.

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and thus, we are required to adopt the provisions of FIN 48 in our fiscal year beginning November 1, 2007. We currently are evaluating the effects, if any, that FIN 48 may have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143” (“FIN 47”), which clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 on October 31, 2006. The adoption of FIN 47 did not have a material impact on the company’s results of operations.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $537.7 million at October 31, 2006, an increase of $94.0 million compared to $443.7 million as of October 31, 2005. We describe the reasons for this increase below under the caption “Operating Activities.”

We invest a large portion of our available cash in highly liquid government securities and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

Auction rate securities included in current available-for-sale securities as of October 31, 2006 and 2005 were $382.9 million and $307.5 million, respectively.

Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of October 31, 2006, we had restricted cash of $14.0 million compared to $21.8 million as of October 31, 2005, a decrease of $7.8 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. As of October 31, 2005, we had $6.7 million of restricted cash related to our FONS acquisition, which was held in trust to be paid to FONS employees over the course of the nine months following the close of the transaction. The last retention payment associated with this acquisition was made in May 2006, releasing the restricted cash requirement. Generally, we are entitled to the interest earnings on our restricted cash balance, and interest earned on restricted cash is included in cash and cash equivalents.

Operating Activities

Net cash provided by operating activities from continuing operations for fiscal 2006 totaled $93.5 million, an $18.1 million increase from the cash provided by operating activities from continuing operations for fiscal 2005. This was due to a decrease in operating assets, primarily related to a decrease in accounts receivable due to improved cash collections and a decrease in inventory build. This source of cash was offset partially by a decrease of $3.4 million in income from continuing operations and a decrease of $30.9 million from adjustments to reconcile net income to net cash provided by operating activities. These adjustments related primarily to our change in deferred income taxes. Net cash provided by operating activities from continuing operations for fiscal 2005 totaled $75.4 million, a $2.1 million decrease from the cash provided by operating activities from continuing operations for fiscal 2004. This decrease was driven largely by an increase in inventory and accounts receivable related to the manufacture and sales of FTTX and wireless products, along with an $11.5 million reduction in accrued liabilities, primarily for restructuring and incentive payments. Offsetting this additional cash outflow was increased year-over-year net income from continuing operations. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Any employee incentive payments affect the timing of our operating cash flow as these are accrued throughout the fiscal year but paid during the first quarter of the subsequent fiscal year.

Investing Activities

Investing activities from continuing operations used $67.9 million during fiscal 2006. Cash used by investing activities included $58.1 million for investment purchases (net of investment sales) and $33.3 million for property and equipment additions. Cash provided by investing activities consisted primarily of $14.2 million for collections on notes receivable and an $8.0 million decrease in restricted cash. During fiscal 2005, investing activities from continuing operations used $28.6 million. Cash used by investing activities from continuing operations included $7.1 million for the acquisition of OpenCell and $166.1 million for the FONS acquisition, plus $35.5 million for property and equipment additions. Cash provided by investing activities from continuing operations consisted primarily of $16.7 million in proceeds from the disposal of property and equipment, $9.0 million related to the sale of a vendor note receivable, $9.2 million from receipts on notes receivable and $32.8 million related to proceeds from the sale of our Metrica service assurance software group. Investing activities used $192.4 million during fiscal 2004. Cash used by investing activities included $295.2 million, primarily related to the KRONE acquisition. Cash provided by investing activities included $67.9 million related to proceeds from the sale of our divested businesses.

Financing Activities

Financing activities provided $9.6 million and $13.6 million of cash during fiscal 2006 and fiscal 2005, respectively, primarily consisting of the proceeds from the issuance of common stock for certain employee benefit plans. Financing activities used $7.0 million during fiscal 2004. This was related primarily to payments of $10.7 million on notes payable.

Unsecured Debt

As of October 31, 2006, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%, and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 5.795% for the six-month period ending December 15, 2006, but declined to 5.729% for the period December 16, 2006 to June 15, 2007. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

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

Financing Arrangements

As a part of the divestitures of Cuda and Singl.eView, we agreed to extend to the purchasing parties non-revolving credit facility financing arrangements. The total amount drawn and outstanding under these arrangements was approximately $11.0 million on October 31, 2005. Of this amount, $3.0 million was repaid in May 2006, $1.0 million was repaid in July 2006, and the remaining $7.0 million was repaid in August 2006. As of October 31, 2006, we had no outstanding draws under these agreements. The commitments to extend credit related to these divestitures have expired.

Vendor Financing

In the past we have worked with customers and third-party financiers to negotiate financing arrangements for projects. As of October 31, 2006 and 2005, approximately $4.6 million was outstanding relating to such financing arrangements. At October 31, 2006 and 2005, we have recorded approximately $4.0 million in loss reserves in the event of non-performance related to these financing arrangements. We have not entered into a vendor financing arrangement since July 2003.

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

As follows, we expect that our entire restructuring accrual of $28.4 million as of October 31, 2006 will be paid from our unrestricted cash:

•	$12.5 million for employee severance will be paid by the end of fiscal 2007;

•	$3.7 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid in fiscal 2007; and

•	the remainder of $12.2 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.

We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We currently do not have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which may be dilutive to existing shareowners. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.

Our $200.0 million fixed rate convertible notes mature on June 15, 2008 and the other $200.0 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.

In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.

Contractual Obligations and Commercial Commitments

As of October 31, 2006, the following table summarizes our commitments (in millions) to make long-term debt and lease payments and certain other contractual obligations.

	Payments Due by Period
		Less
		Than	2-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations(1)	$484.3	$13.6	$224.9	$22.9	$222.9
Operating Lease Obligations	143.3	29.9	46.5	31.7	35.2
Purchase Obligations(2)	19.8	18.7	1.1	—	—
Pension Obligations	68.0	3.6	7.2	7.5	49.7

Total	$715.4	$65.8	$279.7	$62.1	$307.8

(1)	Includes interest on the fixed rate debt of 1% and interest on our variable rate debt of 5.729%. The interest rate for our variable rate debt resets on each semi-annual interest payment date. For purposes of this schedule, we used the rate as reset on December 15, 2006.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.

Cautionary Statement Regarding Forward Looking Information

The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operation as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; our ability to contain costs; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our dependence on contract manufacturers to make certain of our products; changes in raw materials prices, interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of this Annual Report on Form 10-K for the year ended October 31, 2006. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003, that have a variable interest rate equal to 6-month LIBOR plus 0.375%. The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and December 15 of each year until their maturity in fiscal 2013. The interest rate for the six-month period ending December 15, 2006 was 5.795%, but declined to 5.729% for the current six-month period ending June 15, 2007. Assuming interest rates rise an additional 100 basis points, 500 basis points and 1,000 basis points, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of October 31, 2006, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.6 million, of which approximately $0.5 million was indexed to ADC common stock. Assuming a 20%, 50% or 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $0.9 million, $2.3 million and $4.6 million, respectively, and we would incur an expense of a like amount.

We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. The result of a 10% weakening in the U.S. dollar to Mexican peso denominated sales and expenses would be a reduction of operating income of $4.1 million for fiscal 2006. This exposure remained unhedged as of October 31, 2006.

We are also exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2006, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. The principal currency exposure being mitigated was the Australian dollar and euro.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, in 2006 the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADC Telecommunications, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 8, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Minneapolis, Minnesota
January 8, 2007

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31,
	2006	2005	2004
	(In millions, except earnings
	per share)

Net Sales:
Products	$1,136.3	$1,001.3	$682.4
Services	145.6	128.1	51.5

Total net sales	1,281.9	1,129.4	733.9
Cost of Sales:
Products	748.9	592.0	373.2
Services	120.0	111.6	60.2

Total cost of sales	868.9	703.6	433.4

Gross Profit	413.0	425.8	300.5

Operating Expenses:
Research and development	72.4	71.6	59.1
Selling and administration	273.7	259.8	204.1
Impairment charges	1.2	0.3	1.7
Restructuring charges	19.6	9.9	11.6

Total operating expenses	366.9	341.6	276.5

Operating Income	46.1	84.2	24.0
Other Income, Net	10.4	20.6	9.6

Income before income taxes	56.5	104.8	33.6
Provision (benefit) for income taxes	(37.7)	7.2	2.0

Income from continuing operations	94.2	97.6	31.6
Discontinued Operations, Net of Tax:
Loss from discontinued operations	(6.5)	(13.4)	(65.2)
(Loss) gain on sale or write-down of discontinued operations, net	(15.6)	26.5	50.0

Total discontinued operations, net of tax	(22.1)	13.1	(15.2)

Cumulative effect of a change in accounting principle	0.6	—	—

Net Income	$72.7	$110.7	$16.4

Weighted Average Common Shares Outstanding (Basic)	117.1	116.0	115.5

Weighted Average Common Shares Outstanding (Diluted)	117.4	131.1	116.0

Basic Income (Loss) Per Share:
Continuing operations	$0.80	$0.84	$0.27

Discontinued operations	$(0.19)	$0.11	$(0.13)

Cumulative effect of a change in accounting principle	$0.01	$—	$—

Net income	$0.62	$0.95	$0.14

Diluted Income (Loss) Per Share:
Continuing operations	$0.80	$0.81	$0.27

Discontinued operations	$(0.19)	$0.10	$(0.13)

Cumulative effect of a change in accounting principle	$0.01	$—	$—

Net income	$0.62	$0.91	$0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,	October 31,
	2006	2005
	(In millions)

ASSETS
Current Assets:
Cash and cash equivalents	$142.3	$108.4
Available-for-sale securities	395.4	335.3
Accounts receivable, net of reserves of $10.2 and $20.6	171.0	180.6
Unbilled revenues	22.9	27.0
Inventories, net of reserves of $35.1 and $35.6	165.5	140.4
Assets of discontinued operations	14.9	29.6
Prepaid and other current assets	31.5	33.5

Total current assets	943.5	854.8
Property and equipment, net of accumulated depreciation of $369.8 and $347.3	206.5	220.4
Restricted cash	14.0	21.8
Goodwill	238.5	240.5
Intangibles, net of accumulated amortization of $66.5 and $35.5	142.0	165.0
Available-for-sale securities	10.7	12.1
Long term assets of discontinued operations	0.3	1.2
Other assets	56.7	21.4

Total assets	$1,612.2	$1,537.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities
Accounts payable	$88.4	$69.6
Accrued compensation and benefits	43.6	78.9
Other accrued liabilities	61.4	75.2
Income taxes payable	17.7	15.9
Restructuring accrual	28.4	29.6
Liabilities of discontinued operations	21.4	19.6

Total current liabilities	260.9	288.8
Pension obligations and other long-term liabilities	77.8	74.5
Long-term notes payable	400.0	400.0

Total liabilities	$738.7	$763.3

Shareowners’ investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; None issued or outstanding	—	—
Common stock, $0.20 par value; authorized 1,200.0 shares; issued and outstanding 117.2 and 116.5 shares	23.5	23.3
Paid-in capital	1,417.4	1,397.9
Accumulated deficit	(550.2)	(622.9)
Deferred compensation	—	1.2
Accumulated other comprehensive loss	(17.2)	(25.6)

Total shareowners’ investment	873.5	773.9

Total liabilities and shareowners’ investment	$1,612.2	$1,537.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Shareowners’ Investment

						Accumulated
						Other
	Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
	(In millions)

Balance, October 31, 2003	806.6	$161.3	$1,246.9	$(750.0)	$(9.3)	$(21.2)	$627.7
Net income	—	—	—	16.4	—	—	16.4
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	12.3	12.3
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.4)	(0.4)
Adjustment for sale of securities, net of taxes of $0.0	—	—	—	—	—	(4.2)	(4.2)

Total comprehensive income							24.1
Exercise of common stock options	2.0	0.4	2.2	—	—	—	2.6
Reduction of deferred compensation	1.5	0.3	1.7	—	2.9	—	4.9

Balance, October 31, 2004	810.1	162.0	1,250.8	(733.6)	(6.4)	(13.5)	659.3
Net income	—	—	—	110.7	—	—	110.7
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	—	(4.6)	(4.6)
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	(7.2)	(7.2)

Total comprehensive income							98.6
Reverse stock split	(694.9)	(139.0)	138.9	—	—	—	(0.1)
Stock issued for employee incentive plan, net of forfeitures	0.1	—	0.2	—	(0.6)	—	(0.4)
Exercise of common stock options	1.2	0.3	13.2	—	—	—	13.5
Reduction of deferred compensation	—	—	(5.2)	—	8.2	—	3.0

Balance, October 31, 2005	116.5	23.3	1,397.9	(622.9)	1.2	(25.6)	773.9
Net income	—	—	—	72.7	—	—	72.7
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	4.8	4.8
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	0.7	0.7
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	2.9	2.9

Total comprehensive income							81.1
Stock issued for employee incentive plan, net of forfeitures	—	—	—	—	(1.2)	—	(1.2)
Exercise of common stock options	0.7	0.2	9.5	—	—	—	9.7
Compensation expense related to stock option plan	—	—	10.0	—	—	—	10.0

Balance, October 31, 2006	117.2	$23.5	$1,417.4	$(550.2)	$—	$(17.2)	$873.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2006	2005	2004
	(In millions)

Operating Activities:
Income from continuing operations	$94.2	$97.6	$31.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Impairments	1.2	0.3	1.7
Write-down of investments	3.9	—	—
Depreciation and amortization	68.0	66.9	40.9
Provision for bad debt	(0.2)	(3.2)	(2.4)
Non-cash stock compensation	10.0	3.0	2.9
Change in deferred income taxes	(46.9)	2.5	1.9
Gain on sale of investments	—	—	(4.8)
(Gain) loss on sale of property and equipment	0.2	(4.2)	(0.5)
Gain on sale of business	—	—	(2.8)
Other, net	0.3	2.1	(1.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	14.4	(28.9)	(7.0)
Inventories increase	(23.5)	(35.0)	(5.7)
Prepaid and other assets (increase)/decrease	4.2	(15.5)	22.2
Accounts payable increase	17.8	0.1	0.8
Accrued liabilities increase/(decrease)	(53.4)	(11.5)	0.4
Pension liabilities increase	3.3	1.2	—

Total cash provided by operating activities from continuing operations	93.5	75.4	77.5

Total cash used by operating activities from discontinued operations	(6.4)	(11.7)	(69.6)

Total cash provided by operating activities	87.1	63.7	7.9

Investing Activities:
Acquisitions, net of cash acquired	—	(173.2)	(295.2)
Divestitures, net of cash disposed	—	32.8	67.9
Property and equipment additions	(33.3)	(35.5)	(14.4)
Proceeds from disposal of property and equipment	1.2	16.7	11.2
Proceeds from sale/collection of note receivable	14.2	18.2	—
(Increase) decrease in restricted cash	8.0	(1.4)	(4.6)
Purchase of available for sale securities	(577.1)	(957.4)	(2,073.2)
Sale of available for sale securities	519.0	1,071.2	2,115.9
Other	0.1	—	—

Total cash used for investing activities from continuing operations	(67.9)	(28.6)	(192.4)
Total cash provided by investing activities from discontinued operations	0.6	0.4	—

Total cash used for investing activities	(67.3)	(28.2)	(192.4)

Financing Activities:
Repayments of debt	—	—	(10.7)
Common stock issued	9.6	13.6	3.7

Total cash provided by (used for) financing activities	9.6	13.6	(7.0)

Effect of Exchange Rate Changes on Cash	4.5	(4.5)	(0.2)

Increase (Decrease) in Cash and Cash Equivalents	33.9	44.6	(191.7)
Cash and Cash Equivalents, Beginning of Year	108.4	63.8	255.5

Cash and Cash Equivalents, End of Year	$142.3	$108.4	$63.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

Business:  We are a leading global provider of communications network infrastructure solutions and services. Our products and services provide connections for communications networks over copper, fiber, coaxial and wireless media and enable the use of high-speed Internet, data, video and voice services by residences, businesses and mobile communications subscribers. Our products include fiber optic, copper and coaxial based frames, cabinets, cables, connectors, cards and other physical components essential to enable the delivery of communications for wireline, wireless, cable and broadcast networks by service providers and enterprises. Our products also include network access devices such as high-bit-rate digital subscriber line and wireless coverage solutions. Our products primarily are used in the “last mile/kilometer” portion of networks. This network of copper, coaxial cable, fiber lines, wireless facilities and related equipment links voice, video and data traffic from the end-user of the communications service to the serving office of our customer. In addition, we provide professional services relating to the design, equipping and building of networks. The provision of such services also allows us additional opportunities to sell our hardware products thereby complementing our hardware business.

Our customers include local and long-distance telephone service providers, private enterprises that operate their own networks, cable television operators, wireless service providers, new competitive service providers, broadcasters, governments, system integrators and communications equipment manufacturers and distributors. We offer broadband connectivity systems, enterprise systems, wireless transport and coverage optimization systems, business access systems and professional services to our customers through two reportable business segments: Broadband Infrastructure and Access and Professional Services.

Principles of Consolidation:  The consolidated financial statements include the accounts of ADC Telecommunications, Inc., a Minnesota corporation, and all of our majority owned subsidiaries. The principles of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements” are considered when determining whether an entity is subject to consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. In these Notes to Consolidated Financial Statements, these companies are collectively referred to as “ADC,” “we,” “us” or “our.”

Basis of Presentation:  During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. During fiscal 2005, we sold our ADC Systems Integration UK Limited (“SIUK”) business and Metrica service assurance software group. During fiscal 2004, we sold our BroadAccess40 business, the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software, and the business related to our Singl.eView product line. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” these businesses were classified as discontinued operations for all periods presented.

Fair Value of Financial Instruments:  At October 31, 2006 and 2005, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, available-for-sale securities and accounts payable. The fair values of these financial instruments approximated carrying value because of the short-term nature of these instruments. In addition, we have long-term notes payable. We estimate that the carrying value of our $200.0 million variable rate notes is equal to its fair market value. As of October 31, 2006, the fair value of our $200.0 million fixed rate notes was $188.3 million, which is based on the quoted market price at October 31, 2006.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year presentation. Prior to this reclassification, we stated as a net amount the Value Added Tax (“VAT”) receivables and VAT payables in other accrued liabilities on our Consolidated Balance Sheets. VAT receivables are now reported separately in prepaid and other current assets. Freight revenues for our Professional Services business unit previously were netted with freight costs in cost of goods sold on our income statement, but are now

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

included in net sales. Expenditures for capitalizable patents previously were classified in the operating activities section of our Statements of Cash Flows but are now classified as investing activities. As a result, we reclassified $5.4 million and $3.9 million for fiscal 2005 and fiscal 2004, respectively, of patent expenditures out of the operating activities section and into the investing activities section on the statement of cash flows. These reclassifications have no effect on reported earnings, working capital or shareowners’ investment.

Reverse Stock Split:  On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-K. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who would otherwise be entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split adjusted price of one share of our common stock. As a result, 4,272 shares at $16.10 per share reduced common shares and paid-in capital in the consolidated statements of shareowners’ investment.

Cash and Cash Equivalents:  Cash equivalents represent short-term investments in money market instruments with original maturities of three months or less. The carrying amounts of these investments approximate their fair value due to the investments’ short maturities. At October 31, 2006, the majority of our cash equivalents were spread between three major financial institutions to avoid any significant concentration risk.

Restricted Cash:  Restricted cash consists primarily of collateral for letters of credit and lease obligations, which is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.

Available-for-Sale Securities:  We classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. We intend to hold long-term available-for-sale securities for a period longer than 12 months.

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

Impairment of Long-Lived Assets:  We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See Note 16 for details of our impairment charges.

Goodwill and Other Intangible Assets:  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the reporting unit. Impairment testing as of October 31, 2006, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Our other intangible assets (consisting primarily of technology, trademarks, customer lists, non-compete agreements, distributor network and patents) are amortized over their useful lives, which are from one to twenty years. Refer to Note 7 for details of our goodwill and intangible assets.

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

The changes in the amount of warranty reserve for the fiscal years ended October 31, 2006, 2005 and 2004 are as follows (in millions):

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year

2006	$10.8	$—	$4.7	$6.0	$9.5
2005	14.4	—	2.7	6.3	10.8
2004	10.4	5.3	4.0	5.3	14.4

Deferred Financing Costs:  Deferred financing costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the terms of the related notes.

Income Taxes and Deferred Taxes:  We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

deferred tax assets will be recovered from future income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point and the full utilization of our loss carryback potential. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of the U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

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

We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2006, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. Derivatives entered into for this purpose are classified as economic hedges of foreign currency cash flows. We record these instruments at fair value on our balance sheet, with gains and losses recorded in other income (expense) as foreign currency transactions. The principal currency exposures being mitigated are the Australian dollar and the euro. As of October 31, 2006, the fair value of these derivative instruments was zero as the contracts were entered into using a spot value for October 31, 2006.

Our foreign currency forward contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.

Share-Based Compensation:  We used the Black-Scholes option-pricing model (“Black-Scholes Model”) for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R). The Black-Scholes Model requires certain assumptions that involve judgment. Because our employee stock options, restricted stock units and restricted stock awards have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided under SFAS 123(R)-3 “Transition Election Related to Accounting for Tax Effect of Share-Based Payment Awards” for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R), as discussed in Note 12.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Recently Issued Accounting Pronouncements:  During October 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This issuance represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to:

•	Recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status.

•	Measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year.

•	Recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur.

SFAS 158 does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. The requirement to recognize the funded status of a defined benefit postretirement plan and the related disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities. We are required to adopt these provisions as of October 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are required to adopt these provisions as of October 31, 2009. We do not expect this pronouncement to have a material impact on our consolidated financial statements.

During September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157 in our fiscal year beginning November 1, 2008. We currently are evaluating the effects, if any, that this pronouncement may have on our consolidated financial statements.

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to adopt the provisions of FIN 48 in our fiscal year beginning November 1, 2007. We currently are evaluating the effects, if any, that FIN 48 may have on our consolidated financial statements.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB No. 143” (“FIN 47”), which clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 on October 31, 2006. The adoption of FIN 47 did not have a material impact on the company’s results of operations.

Note 2:  Other Financial Statement Data (in millions)

Other Income (Expense), Net:

	2006	2005	2004

Interest income on short-term investments	$22.8	$18.3	$12.4
Interest expense on borrowings	(15.8)	(11.2)	(8.8)

Interest income, net	7.0	7.1	3.6

Foreign exchange income (loss)	0.5	0.7	(1.8)
Gain on sale of note receivable	—	9.0	—
(Loss) gain on investments	(3.9)	—	4.8
Andrew merger termination proceeds, net	3.8	—	—
KRONE Brazil customs accrual reversal	3.0	—	—
Gain (loss) on sale of fixed assets	(0.2)	4.2	0.5
Other, net	0.2	(0.4)	2.5

Subtotal	3.4	13.5	6.0

Total other income (expense), net	$10.4	$20.6	$9.6

Supplemental Cash Flow Information:

	2006	2005	2004

Income taxes paid, net of refunds received	$5.4	$9.0	$1.2
Interest paid	$13.3	$9.8	$8.5

Supplemental Schedule of Investing Activities:

	2006	2005	2004

Acquisitions:
Fair value of assets acquired	$—	$179.4	$454.9
Less: Liabilities assumed	—	(5.8)	(148.8)
Acquisition costs	—	—	5.6
Cash acquired	—	(0.4)	(16.5)

Acquisitions, net of cash acquired	$—	$173.2	$295.2

Divestitures:
Proceeds from divestitures	$—	$33.6	$78.9
Cash disposed	—	(0.8)	(11.0)

Divestitures, net of cash disposed	$—	$32.8	$67.9

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet Information:

	2006	2005

Inventories:
Purchased materials	$66.9	$64.3
Manufactured products	129.2	102.6
Work-in-process	4.5	9.1
Less: Inventory reserve	(35.1)	(35.6)

Total inventories, net	$165.5	$140.4

Property and Equipment:
Land and buildings	$140.9	$136.7
Machinery and equipment	383.6	369.0
Furniture and fixtures	41.7	41.8
Less accumulated depreciation	(369.8)	(347.3)

Total	196.4	200.2
Construction-in-process	10.1	20.2

Total property and equipment, net	$206.5	$220.4

Other Assets:
Notes receivable, net	$1.7	$7.6
Deferred financing costs	5.0	6.5
Deferred tax asset	44.6	—
Other	5.4	7.3

Total other assets	$56.7	$21.4

Other Accrued Liabilities:
Deferred revenue	$3.7	$2.5
Warranty reserve	9.5	10.8
Accrued taxes (non-income)	37.8	49.5
Non-trade payables	1.9	2.4
Other	8.5	10.0

Total other accrued liabilities	$61.4	$75.2

Depreciation expense was $37.4 million, $45.4 million and $33.8 million for fiscal 2006, 2005 and 2004, respectively.

Note 3:  Acquisitions

On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly-owned subsidiary of ADC. On August 9, 2006, both parties entered into a definitive agreement to mutually terminate the merger agreement. To effect the mutual termination, Andrew paid us a fee of $10.0 million and has agreed to pay us an additional fee of $65.0 million under specified circumstances in the event that an acquisition of Andrew is consummated within twelve months of the date of the termination agreement. The termination agreement further provides for the mutual release of any claims in connection with the merger agreement. During the third quarter of fiscal 2006, we capitalized $3.4 million of merger-related costs, consisting primarily of

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

financial and legal advisory fees and a fairness opinion. In addition, during the fourth quarter of fiscal 2006, we incurred additional expenses of approximately $2.8 million related primarily to financial and legal advisory fees. The total merger related costs of $6.2 million were charged to expense during the fourth quarter of 2006 and offset by the $10.0 million termination fee.

On August 26, 2005, we completed the acquisition of FONS, a leading manufacturer of high-performance passive optical components and fiber optic cable packaging, distribution and connectivity solutions. With the acquisition of FONS, we become one of the largest suppliers of FTTX solutions in the United States according to proprietary market share estimates. The results of FONS subsequent to August 26, 2005 are included in our results of operations.

In the FONS transaction, we acquired all of the outstanding shares of FONS in exchange for cash of $166.1 million (net of cash acquired) and certain assumed liabilities. Of the purchase price, $34.0 million is held in escrow for up to two years following closing to address potential indemnification claims. As of October 31, 2006, no claims had been made. In addition, we placed $6.7 million into a trust account to be paid to FONS employees as a retention payment over the course of the nine months following the closing of the transaction. The last retention payment associated with this acquisition was made in May 2006. We acquired $83.3 million of intangible assets as part of the purchase. Of this amount, $3.3 million was allocated to in-process research and development for new technology development, which was immediately written-off. Goodwill of $70.6 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.

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

On May 18, 2004, we completed the acquisition of KRONE, a global supplier of connectivity solutions and cabling products used in public access and enterprise networks, from GenTek, Inc. This acquisition significantly expanded our network infrastructure business and our presence in the international marketplace. The results of KRONE subsequent to May 18, 2004 are included in our results of operations.

In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for $294.4 million in cash (net of cash acquired) and certain assumed liabilities of KRONE. The purchase included $78.1 million of intangible assets. No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $167.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially none of this goodwill is deductible for tax purposes.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of each acquisition described above (in millions), in accordance

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

with the purchase method of accounting, including adjustments to the purchase price made through October 31, 2006:

	FONS	OpenCell	KRONE
	August 26, 2005	May 6, 2005	May 18, 2004

Current assets	$14.8	$1.4	$119.8
Intangible assets	83.3	4.7	78.1
Goodwill	70.6	—	167.9
Other long-term assets	3.3	1.3	85.6

Total assets acquired	172.0	7.4	451.4

Current liabilities	5.5	0.3	76.4
Long-term liabilities	—	—	64.1

Total liabilities assumed	5.5	0.3	140.5

Net assets acquired	166.5	7.1	310.9
Less cash acquired	0.4	—	16.5

Net cash paid	$166.1	$7.1	$294.4

KRONE goodwill, other long-term assets and current liabilities were adjusted during fiscal 2006 and fiscal 2005 largely due to the resolution of certain income tax contingencies and valuation allowance reversals.

FONS goodwill was adjusted during fiscal 2006 based on an updated purchase price allocation.

Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of KRONE, OpenCell and FONS had taken place at the beginning of fiscal 2004, are as follows (in millions, except per share data):

	2005	2004

Revenue	$1,200.3	$948.5
Income from continuing operations(1)	$109.6	$16.8
Net income per share — basic	$0.94	$0.15
Net income per share — diluted	$0.90	$0.14

(1)	Includes restructuring and impairment charges of $9.9 million and $0.3 million, respectively, for the year ended October 31, 2005 and $11.6 million and $1.7 million, respectively, for the year ended October 31, 2004 for the ADC stand-alone business. KRONE stand-alone business includes restructuring charges of $2.4 million for the year ended October 31, 2004. FONS stand-alone business includes impairment charges of $2.5 million for the year ended October 31, 2004.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

APS France

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006 and recorded a loss of $10.6 million, determined by comparing the net assets of APS France to the expected sales value of the business based on preliminary sales negotiations. During the fourth quarter of fiscal 2006, we increased this loss to $15.6 million based on developments in continuing negotiations to sell this business.

ADC Systems Integration UK Limited

During the third quarter of fiscal 2005, we entered into an agreement to sell SIUK for a nominal amount and recorded a loss on the sale of $6.3 million. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (“Vallent”) for a cash purchase price of $35.0 million and a $3.9 million equity interest in Vallent. The cash purchase price was subject to adjustments under the sales agreement. The transaction closed on November 19, 2004. The equity interest constitutes less than a five percent ownership in Vallent and is therefore accounted for under the cost method. During the fourth quarter of fiscal 2006, we recorded a $3.9 million impairment related to the equity interest in Vallent. Vallent has announced their intention to be acquired by IBM and under the proposed transaction we expect to receive no consideration for our equity interest in Vallent. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. We recognized a gain on the sale of $32.6 million.

BroadAccess40

During the first quarter of fiscal 2004, we entered into an agreement to sell our BroadAccess40 business. The purchasers acquired all of the capital stock of our subsidiary that operated this business and assumed substantially all associated liabilities, with the exception of a $7.5 million note payable that we paid in full prior to the closing of the transaction. The purchasers issued a promissory note for $3.8 million that was fully paid to us in May 2005. This transaction closed on February 24, 2004. This business had been included in our Broadband Infrastructure and Access segment. We classified this business as a discontinued operation beginning in the first quarter of fiscal 2004. We recorded a loss on the sale of $6.8 million.

Cuda/FastFlow

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Cuda cable modem termination system product line and related FastFlow Broadband Provisioning Manager software to BigBand Networks, Inc. (“BigBand”). In consideration for this sale, we were issued a non-voting minority interest in BigBand, which was assigned a nominal value. Our non-voting interest represents approximately 12% of the outstanding equity of BigBand on a fully diluted basis. BigBand recently announced its intention to complete an initial public offering. The likelihood such an offering will be completed is unknown to us. We also provided BigBand with a non-revolving credit facility of up to $12.0 million. As of October 31, 2006, there were no outstanding commitments on the credit facility and no further draws on the facility could be made. This transaction closed on June 29, 2004. The business had been included in our Broadband Infrastructure and Access segment. We classified this business as a discontinued operation beginning in the third quarter of fiscal 2004. We recorded a loss on the sale of $4.9 million.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Singl.e View

During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec for a cash purchase price of $74.5 million. The price was subject to adjustments under the sale agreement. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we recognized a gain on the sale of $61.7 million. In fiscal 2005 and fiscal 2006, we recognized income tax benefits of $3.7 million and $0.7 million, respectively, from the resolution of certain income tax contingencies related to Singl.eView.

The following represents the financial results of APS France, SIUK, Metrica, BroadAccess40, Cuda/FastFlow and Singl.eView businesses included in discontinued operations (in millions):

	2006	2005	2004

Revenue	$36.3	$54.0	$155.0

Loss from discontinued operations, net	$(6.5)	$(13.4)	$(65.2)
(Loss) gain on sale or write-down of discontinued operations, net	(15.6)	26.5	50.0

(Loss) gain from discontinued operations	$(22.1)	$13.1	$(15.2)

Note 5:  Net Income from Continuing Operations Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted income per share from continuing operations (in millions, except for per share amounts):

	2006	2005	2004

Numerator:
Net income from continuing operations	$94.2	$97.6	$31.6
Convertible note interest	—	8.6	—

	$94.2	$106.2	$31.6

Denominator:
Weighted average common shares outstanding	117.1	116.0	115.5
Convertible notes assumed converted to common stock	—	14.2	—
Employee options and other	0.3	0.9	0.5

Weighted average common shares outstanding	117.4	131.1	116.0

Basic income per share from continuing operations	$0.80	$0.84	$0.27
Diluted income per share from continuing operations	$0.80	$0.81	$0.27

Excluded from the dilutive securities described above are employee stock options to acquire 5.1 million, 4.4 million and 6.6 million shares as of fiscal 2006, 2005 and 2004, respectively. These exclusions were made because the exercise prices of these options were greater than the average market price of the common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.

Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for fiscal 2006 and fiscal 2004 because the exercise price of these warrants was greater than the average market price of our common stock.

We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest expense on the convertible notes is deducted and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes are excluded. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2006 and fiscal 2004 because of their anti-dilutive effect. However, these shares were included for fiscal 2005.

Note 6:  Investments

As of October 31, 2006 and 2005, our available-for-sale securities consisted of the following (in millions):

	Cost	Unrealized	Unrealized	Fair
	Basis	Gain	Loss	Value

Fiscal 2006
U.S. Treasury and other U.S. government agencies	$10.7	$—	$—	$10.7
Corporate bonds	12.0	—	—	12.0
Equity securities	0.5	—	—	0.5
Auction rate securities	382.9	—	—	382.9

Total available-for-sale securities	$406.1	$—	$—	$406.1

Fiscal 2005
U.S. Treasury and other U.S. government agencies	$26.2	$—	$0.3	$25.9
Corporate bonds	13.9	—	0.2	13.7
Equity securities	0.5	—	0.2	0.3
Auction rate securities	307.5	—	—	307.5

Total available-for-sale securities	$348.1	$—	$0.7	$347.4

The fair values of investments in debt securities at October 31, 2006 by contractual maturities are shown below (in millions). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value

Due in one year or less	$395.4
Due in one year through two years	10.7

Total	$406.1

In accordance with our policy, we reviewed our investment portfolio for declines that may be other than temporary, and we have determined that no write-downs were required on available-for-sale securities during fiscal 2006, 2005 or 2004.

During fiscal 2006, we recorded a $3.9 million loss resulting from the write off of a non-public equity interest that was carried under the cost method. During fiscal 2004, we sold common stock of certain companies and two investments in non-publicly traded securities for an aggregate gain of $4.8 million.

Note 7:  Goodwill and Intangible Assets

We recorded $238.5 million of goodwill in connection with our acquisitions of KRONE and FONS. KRONE goodwill, other long-term assets and current liabilities were adjusted during fiscal 2006 and fiscal 2005 largely due to the resolution of certain income tax contingencies and valuation allowance reversals.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

FONS goodwill was adjusted during fiscal 2006 based on an updated purchase price allocation. Substantially none of this goodwill is deductible for tax purposes.

The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2006 and 2005 are as follows (in millions):

Balances as of October 31, 2004	$180.1
Goodwill acquired during the year	70.9
Purchase accounting adjustments	(10.5)

Balance as of October 31, 2005	240.5

Goodwill acquired during the year	—
Purchase accounting adjustments	(2.0)

Balance as of October 31, 2006	$238.5

It is our practice to assess goodwill for impairment annually under the requirements of SFAS 142, “Goodwill and Other Intangible Assets,” or when impairment indicators arise. Our last annual impairment analysis was performed during the fourth quarter of fiscal 2006, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time.

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

The following table represents intangible assets by category and accumulated amortization as of October 31, 2006 and 2005 (in millions):

	Gross			Estimated
	Carrying	Accumulated		Life Range
2006	Amounts	Amortization	Net	(In Years)

Technology	$54.0	$20.6	$33.4	5-7
Trade name/trademarks	26.2	3.8	22.4	5-20
Distributor network	10.1	2.5	7.6	10
Customer list	41.8	10.9	30.9	2
Patents	37.1	16.0	21.1	3-7
Non-compete agreements	13.6	3.9	9.7	2-5
Other	25.7	8.8	16.9	1-13

Total	$208.5	$66.5	$142.0	8	(1)

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2005	Amounts	Amortization	Net	(In Years)

Technology	$54.0	$11.3	$42.7	5-7
Trade name/trademarks	26.2	2.0	24.2	2-20
Distributor network	10.1	1.5	8.6	10
Customer list	41.8	3.5	38.3	2-7
Patents	29.1	11.1	18.0	3-7
Non-compete agreements	13.6	0.8	12.8	2-5
Other	25.7	5.3	20.4	1-13

Total	$200.5	$35.5	$165.0	8	(1)

(1)	Weighted average life.

Amortization expense was $30.4 million, $21.4 million and $7.1 million for fiscal 2006, 2005 and 2004, respectively. Included in amortization expense is $26.0 million, $18.1 million and $4.4 million of acquired intangible amortization for fiscal 2006, 2005 and 2004, respectively. The estimated amortization expense for identified intangible assets is as follows for the periods indicated (in millions):

2007	$28.6
2008	27.8
2009	24.9
2010	19.3
2011	11.3
Thereafter	30.1

Total	$142.0

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

The interest rate on the variable rate notes for the six-month periods ended June 15 and December 15, 2006 was 5.045% and 5.795%, respectively. The interest rate declined to 5.729% for the current six-month period ending June 15, 2007. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Note 10:  Income Taxes

The components of the income (loss) from continuing operations before income taxes are (in millions):

	2006	2005	2004

United States	$77.1	$95.9	$29.0
Foreign	(20.6)	8.9	4.6

Total income (loss) before income taxes	$56.5	$104.8	$33.6

We recorded an income tax provision (benefit) relating to discontinued operations, primarily for income tax contingencies, of $0.6 million, ($3.7) million and ($0.1) million during fiscal 2006, 2005 and 2004, respectively. During fiscal 2006, there is no net tax impact relating to the cumulative effect of change in accounting principle due to a full valuation allowance at the beginning of fiscal 2006.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the (benefit) provision for income taxes from continuing operations are (in millions):

	2006	2005	2004

Current taxes:
Federal	$3.4	$—	$—
Foreign	5.8	6.8	2.1
State	0.4	(0.5)	(0.7)

	9.6	6.3	1.4

Deferred taxes:
Federal	(46.7)	—	—
Foreign	(0.6)	0.9	0.6
State	—	—	—

	(47.3)	0.9	0.6

Total (benefit) provision	$(37.7)	$7.2	$2.0

The effective income tax rate differs from the federal statutory rate from continuing operations as follows:

	2006	2005	2004

Federal statutory rate	35%	35%	35%
Change in deferred tax asset valuation allowance	(129)	(16)	(24)
State income taxes, net	1	1	(2)
Foreign income taxes	23	(12)	(4)
Other, net	3	(1)	1

Effective income tax rate	(67%)	7%	6%

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) as of October 31, 2006 and 2005 are composed of the following (in millions):

	2006	2005

Current deferred tax assets:
Asset valuation reserves	$11.9	$19.6
Accrued liabilities	16.9	19.7
Net operating loss and tax credit carryover	24.5	—

Subtotal	53.3	39.3

Non-current deferred tax assets:
Intangible assets	274.7	237.2
Depreciation	15.3	17.5
Net operating loss and tax credit carryover	445.5	532.3
Capital loss carryover	222.3	225.6
Investments and other	39.8	27.4

Subtotal	997.6	1,040.0

Total deferred tax assets	1,050.9	1,079.3

Current deferred tax liabilities:
Accrued liabilities	(5.0)	(4.1)

Subtotal	(5.0)	(4.1)

Non-current deferred tax liabilities:
Intangible assets	(22.6)	(27.5)
Investments and other	(6.1)	(9.1)

Subtotal	(28.7)	(36.6)

Total deferred tax liabilities	(33.7)	(40.7)

Net deferred tax assets	1,017.2	1,038.6
Deferred tax asset valuation allowance	(971.6)	(1,039.9)

Net deferred tax asset (liabilities)	$45.6	$(1.3)

During the third quarter of fiscal 2002, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 related to a partial release of valuation allowance on the portion of our U.S.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

deferred tax assets which are expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

The U.S. Internal Revenue Service has completed its examination of our federal income tax returns for all years prior to fiscal 2003. In addition, we are subject to examinations in several states and foreign jurisdictions.

Federal and state net operating loss carryforwards, available to offset future income, were approximately $915.7 million and $59.1 million respectively, at October 31, 2006. Most of the federal operating loss carryforwards expire between fiscal 2019 and fiscal 2026, and the state operating loss carryforwards expire between fiscal 2007 and fiscal 2026. Federal capital loss carryforwards were approximately $617.5 million at October 31, 2006, most of which expire in fiscal 2009. Federal and state credit carryforwards were approximately $41.8 and $14.0 million, respectively, at October 31, 2006, and expire between fiscal 2009 and fiscal 2026. Foreign net operating loss carryforwards were approximately $113.6 million at October 31, 2006, of which $40.9 million is expected to either expire or not be utilized.

Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At October 31, 2006, such earnings were approximately $61.9 million. The amount of unrecognized deferred tax liability on such earnings was approximately $5.5 million.

In connection with our acquisition of FONS during fiscal 2005, we recorded $0.2 million of income tax receivable, $8.8 million of deferred tax assets, and $29.6 million of deferred tax liabilities. The recording of the net deferred tax liabilities relating to the acquisition of FONS resulted in a $20.8 million reduction of the company’s previously recorded valuation allowance on its deferred tax assets as part of the purchase price allocation.

In connection with our acquisition of KRONE during fiscal 2004, we recorded a valuation allowance of $29.9 million. The recording of the valuation allowance resulted in a corresponding increase in the goodwill recorded in the KRONE acquisition. As this valuation allowance is reduced in the future, goodwill will be reduced accordingly. During fiscal 2006 and fiscal 2005, goodwill was reduced $1.1 million and $1.5 million, respectively, as a result of a reduction of a portion of this valuation allowance.

During fiscal 2006, our valuation allowance decreased from $1,039.9 million to $971.6 million. The decrease is comprised of ($70.6) million related to continuing operations and $2.3 million related to other items.

During fiscal 2005, our valuation allowance decreased from $1,068.9 million to $1,039.9 million. The decrease is comprised of ($20.8) million recorded in connection with our acquisition of FONS, ($12.3) million related to continuing operations and $4.1 million related to discontinued operations and other items.

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

Note 11:  Employee Benefit Plans

Retirement Savings Plans:  Employees in the United States and in many other countries are eligible to participate in defined contribution retirement plans. In the United States, we make matching contributions to the ADC Telecommunications, Inc. Retirement Savings Plan (“ADC RSP”). We match the first 6% an

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

employee contributes to the plan, at a rate of 50 cents for each dollar of employee contributions. In addition, depending on financial performance for the fiscal year, we may make a discretionary contribution of up to 120% of the employee’s salary deferral on the first 6% of eligible compensation. Employees are fully vested in all contributions at the time the contributions are made. Our contributions to the ADC RSP were $5.4 million, $7.0 million and $5.5 million during fiscal 2006, 2005 and 2004, respectively. Based on participant investment elections, the trustee for the ADC RSP invests a portion of our cash contributions in ADC common stock. In addition, other retirement savings plans exist in other of our global (non-U.S.) locations, which are aligned with local custom and practice. We contributed $6.0 million, $5.6 million and $4.0 million to our global (non-U.S.) retirement savings plans during fiscal 2006, 2005 and 2004, respectively.

Pension Benefits:  With our acquisition of KRONE, we assumed certain pension obligations of KRONE related to its German workforce. The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, as part of the acquisition we recorded a liability of $62.8 million for this obligation as of October 31, 2004. As of October 31, 2006, we had a liability of $69.2 million for this obligation. We use a measurement date of October 31 for the plan. The plan was closed to employees hired after 1994. Accordingly, only employees and retirees hired before 1995 are covered by the plan. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to equal approximately the net periodic benefit cost.

The following provides reconciliations of benefit obligations, plan assets and funded status of the KRONE pension plan (in millions):

	October 31,
	2006	2005

Reconciliation of projected benefit obligation
Beginning balance	$68.9	$62.8
Service cost	0.2	0.2
Interest cost	2.9	3.2
Actuarial (gain) loss	(2.6)	9.6
Foreign currency exchange rate changes	3.3	(3.4)
Benefit payments	(3.5)	(3.5)

Ending balance	$69.2	$68.9

Funded status of the plan
Plan assets at fair value less than benefit obligation	$(69.2)	$(68.9)
Unrecognized net actuarial (gain) loss	5.5	8.5

Net amount recognized	$(63.7)	$(60.4)

Amounts recognized in the Consolidated Balance Sheet as of October 31
Prepaid benefit cost	$—	$—
Accumulated benefit obligation	68.0	67.6
Accumulated other comprehensive income, pre-tax	(4.3)	(7.2)

Net amount recognized	$63.7	$60.4

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net periodic pension cost for fiscal 2006, 2005 and 2004 includes the following components (in millions):

	2006	2005	2004

Service cost	$0.2	$0.2	$0.2
Interest cost	2.9	3.2	1.5

Net periodic pension cost	$3.1	$3.4	$1.7

The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

	October 31,
	2006	2005	2004

Weighted average assumptions used to determine benefit obligations
Discount rate	4.50%	4.25%	5.25%
Compensation rate increase	2.50%	2.50%	2.50%
Weighted average assumptions used to determine net cost for the years ended
Discount rate	4.25%	5.25%	5.25%
Compensation rate increase	2.50%	2.50%	2.50%

Since the plan is an unfunded general obligation, we do not expect to contribute to the plan except to make the below described benefit payments.

Expected future employee benefit plan payments (in millions):

2007	$3.6
2008	3.6
2009	3.6
2010	3.7
2011	3.8
Five Years Thereafter	$19.8

Note 12: Share-Based Compensation

On November 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The awards include employee stock options, restricted stock units and restricted stock awards, based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2006. On November 10, 2005, the FASB issued FAS 123(R)-3. We elected to adopt the alternative transition method provided in this FASB Staff Position for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of November 1, 2005, the first day of our fiscal 2006 year. Our Consolidated Financial Statements as of and for the fiscal year ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2006 are not directly comparable to the prior years.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Operations for fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of November 1, 2005. This compensation expense is based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Compensation expense for the share-based payment awards granted subsequent to November 1, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Operations for fiscal 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.

Prior to the adoption of SFAS 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our Consolidated Statements of Operations, other than that related to restricted stock units and restricted stock awards, because the exercise price of our granted stock options was equal to the fair market value of the underlying stock on the date of grant. In our pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we used the Black-Scholes Model. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can affect the fair value estimate materially, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time. Such changes could result in modifications to these assumptions and methodologies and thereby materially impact our fair value determination.

Share-based compensation recognized under SFAS 123(R) for fiscal 2006 was $10.0 million. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation expense of $3.0 million and $2.9 million for fiscal 2005 and fiscal 2004, respectively, was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in fiscal 2005 and fiscal 2004, because we accounted for share-based awards using the intrinsic value method in accordance with APB 25.

The following table details the incremental impact from stock options of adopting SFAS 123(R) for fiscal 2006:

(In millions, except
per share amounts)

Effect on income before tax	$(8.0)

Effect on income from continuing operations	(8.0)
Cumulative effect of change in accounting principle	0.6

Net income	$(7.4)

Basic and diluted earnings per share	$(0.06)

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As required by SFAS 123(R), we have presented disclosures of our pro forma income and net income per share for both basic and diluted shares for prior periods. The presentation assumes estimated fair value of the options granted prior to November 1, 2005 was amortized to expense over the option-vesting period per the illustration below.

	2005	2004
	(In millions, except	(In millions, except
	per share amounts)	per share amounts)

Net income as reported	$110.7	$16.4
Plus: Share-based employee compensation included in reported income	3.0	2.9
Less: Stock compensation expense — fair value based method	(20.5)	(36.6)

Pro forma net income (loss)	$93.2	$(17.3)

Net income (loss) per share
As reported — basic	$0.95	$0.14

As reported — diluted	$0.91	$0.14

Pro forma — basic	$0.80	$(0.15)

Pro forma — diluted	$0.78	$(0.15)

As of October 31, 2006, a total of 12.4 million shares of ADC common stock were available for stock awards under our Global Stock Incentive Plan (“GSIP”). This total included 3.2 million shares of ADC common stock available for issuance as restricted stock awards and restricted stock units. All stock options granted under the GSIP were made at fair market value. Stock options granted under the GSIP generally vest over a four-year period.

During the first quarter of fiscal 2006, we granted 302,335 restricted stock units subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout our 2006, 2007, and 2008 fiscal years reach a targeted amount. For purposes of SFAS 123(R), expense for these restricted stock units are recognized on a straight-line basis from the grant date only if we believe we will achieve the performance threshold. During the fourth quarter of fiscal 2006, we determined it was not probable we will meet the earnings per share performance threshold and reversed $0.8 million of expense we had recorded during the first three quarters of fiscal 2006.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards/Units
	(In millions)		(In millions)

Outstanding at October 31, 2003	10.6	$42.98	0.3
Granted	3.5	22.33	—
Exercised	(0.3)	(10.99)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(5.5)	(49.77)	—

Outstanding at October 31, 2004	8.3	29.53	0.2
Granted	1.1	18.65	0.2
Exercised	(0.8)	(15.90)	—
Restrictions lapsed	—	—	—
Canceled	(1.8)	(31.05)	—

Outstanding at October 31, 2005	6.8	28.95	0.4
Granted	1.0	23.83	0.4
Exercised	(0.6)	(16.60)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.6)	(31.06)	(0.1)

Outstanding at October 31, 2006	6.6	29.08	0.6

Exercisable at October 31, 2006	4.6	$32.50	—

As of October 31, 2006, there were options to purchase 1.3 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $21.18. The following table contains details regarding our outstanding stock options as of October 31, 2006:

		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise	Number	Contractual Life	Exercise Price of	Number	Exercise Price of
Prices Between	Outstanding	(In Years)	Options Outstanding	Exercisable	Options Exercisable

$ 8.05 - $ 15.26	210,729	6.92	$13.07	165,674	$12.60
15.68 - 15.82	882,027	6.08	15.82	881,759	15.82
16.03 - 18.62	585,243	7.15	17.10	458,742	17.01
18.69 - 18.76	834,054	8.13	18.76	201,121	18.76
19.11 - 19.81	714,569	4.42	19.78	698,496	19.79
20.02 - 23.45	631,455	7.38	20.64	343,346	20.66
23.91 - 23.91	834,351	9.12	23.91	—	—
24.01 - 30.59	779,660	5.40	29.19	733,459	29.41
31.08 - 64.31	661,143	3.27	45.87	661,143	45.87
64.85 - 293.56	444,060	2.79	109.66	444,060	109.66

	6,577,291	6.21	$29.08	4,587,800	$32.50

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes Model. The weighted average estimated fair value of employee stock options granted was $12.67, $9.61 and $10.36 per share for fiscal 2006, 2005 and 2004, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	2006	2005	2004

Expected volatility	57.70%	58.99%	59.40%
Risk free interest rate	4.34%	3.68%	3.13%
Expected dividends	—	—	—
Expected term (in years)	4.9	4.5	4.6

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

As of October 31, 2006, we have approximately $18.6 million of total compensation cost related to non-vested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.5 years.

Note 13:  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) derives from foreign currency translation adjustments, unrealized gains (losses) and related adjustments on available-for-sale securities and adjustments to reflect our minimum pension liability. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. As follows, the components of accumulated other comprehensive loss are (in millions):

	Foreign	Unrealized	Minimum
	Currency	Gain (Loss)	Pension
	Translation	On AFS	Liability
	Adjustment	Securities, net	Adjustment	Total

Balance, October 31, 2003	$(25.4)	$4.2	$—	$(21.2)
Translation gain	12.3	—	—	12.3
Unrealized loss on securities	—	(0.4)	—	(0.4)
Adjustment for sale of securities	—	(4.2)	—	(4.2)

Balance, October 31, 2004	(13.1)	(0.4)	—	(13.5)
Translation loss	(4.6)	—	—	(4.6)
Minimum pension liability adjustment	—	—	(7.2)	(7.2)
Unrealized loss on securities	—	(0.3)	—	(0.3)

Balance, October 31, 2005	(17.7)	(0.7)	(7.2)	(25.6)
Translation gain	4.8	—	—	4.8
Minimum pension liability adjustment	—	—	2.9	2.9
Unrealized gain on securities	—	0.7	—	0.7

Balance, October 31, 2006	$(12.9)	$(0.0)	$(4.3)	$(17.2)

There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance.

Note 14:  Commitments and Contingencies

Vendor Financing:  In the past we have worked with customers and third-party financiers to negotiate financing arrangements for projects. As of October 31, 2006 and 2005, approximately $4.6 million and $10.2 million, respectively, was outstanding relating to such financing arrangements. At October 31, 2006 and 2005, we have recorded approximately $4.0 million and $9.4 million, respectively, in loss reserves in the event of non-performance related to these financing arrangements. We have not entered into a vendor financing arrangement since July 2003.

Letters of Credit:  As of October 31, 2006, we had $12.5 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Operating Leases:  Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2015. The rental expense included in the accompanying consolidated statements of operations was $17.3 million, $13.3 million and $14.3 million for fiscal 2006, 2005 and 2004, respectively.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2006 (in millions):

2007	$29.9
2008	25.4
2009	21.1
2010	18.9
2011	12.8
Thereafter	35.2

Total	$143.3

The aggregate amount of future minimum rentals to be received under non-cancelable subleases as of October 31, 2006 is $33.5 million.

Legal Contingencies:  On May 19, 2003, we were served with a lawsuit that was filed in the United States District Court for the District of Minnesota. The complaint named ADC and several of our current and former officers, employees and directors as defendants. After this lawsuit was served, we were served with two substantially similar lawsuits. All three of these lawsuits were consolidated into a single lawsuit captioned In Re ADC Telecommunications, Inc. ERISA Litigation. This lawsuit was brought by individuals who sought to represent a class of participants in our Retirement Savings Plan who purchased our common stock as one of the investment alternatives under the Retirement Savings Plan from February 2000 through at least October 2005. The lawsuit alleged a breach of fiduciary duties under the Employee Retirement Income Security Act. On October 26, 2005, after mediation, the parties agreed to settle the case subject to various approvals, including approvals from an independent fiduciary and the court. These approvals have been obtained and the settlement is now final. In agreeing to settle this matter, ADC has made no admission of liability or wrongdoing. Under the terms of the settlement, ADC agreed to pay $3.25 million, which includes attorneys’ fees and expenses and all administrative fees. Payment of the settlement amount was covered and funded by ADC’s insurance following the end of the 2006 fiscal year.

We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2006, we had recorded approximately $5.1 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Purchase Obligations:  At October 31, 2006, we had non-cancelable commitments to purchase goods and services valued at $19.8 million, including items such as inventory and information technology support.

Other Contingencies:  As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreements, primarily related to income tax contingencies or working capital adjustments. At this time, none of those obligations are probable or estimable.

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

As a result of our KRONE acquisition, we implemented reporting at a regional level in addition to reporting at a business unit level during fiscal 2005. Business unit level reports present results through contribution margin. Regional level reports present fully allocated results to the operating income level, before restructuring and impairment costs. For presentation purposes, we have deducted allocations of regional and corporate costs from contribution margin in order to arrive at fully allocated operating income for the segment disclosures. These allocations were made based on associated revenues. Assets are not allocated to the segments.

Intersegment sales of $37.2 million, $46.8 million and $22.9 million, and operating income of $24.2 million, $30.7 million and $17.6 million are eliminated from Professional Services for fiscal 2006, 2005 and 2004. These intersegment sales primarily represent products of Broadband Infrastructure and Access sold by the Professional Services segment.

No single country has property and equipment sufficiently material to disclose. Our largest customer, Verizon, accounted for 16.0%, 12.3% and 11.7% of our sales in fiscal 2006, 2005 and 2004, respectively. Revenue from Verizon is included in both the Broadband Infrastructure and Access and the Professional Services segments.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth net sales information for each of our above described functional operating segments (in millions):

	2006	2005	2004

Infrastructure Products (Connectivity)	$984.4	$804.4	$472.8
Access Products (Wireline and Wireless)	98.3	139.0	150.9
Eliminations and Other	0.3	0.5	2.1

Broadband Infrastructure and Access	1,083.0	943.9	625.8

Professional Services	198.9	185.5	108.1

Total	$1,281.9	$1,129.4	$733.9

The following table sets forth certain financial information for each of our above described functional operating segments (in millions):

	Broadband
	Infrastructure	Professional
Segment Information	and Access	Services	Consolidated

2006
External sales:
Products	$1,083.0	$53.3	$1,136.3
Services	—	145.6	145.6

Total external sales	$1,083.0	$198.9	$1,281.9

Contribution margin	$256.6	$19.8	—
Depreciation and amortization	$59.7	$8.3	$68.0
Operating income (loss)	$61.0	$(14.9)	$46.1
2005
External sales:
Products	$943.9	$57.4	$1,001.3
Services	—	128.1	128.1

Total external sales	$943.9	$185.5	$1,129.4

Contribution margin	$291.6	$14.7	—
Depreciation and amortization	$58.3	$8.6	$66.9
Operating income (loss)	$99.3	$(15.1)	$84.2
2004
External sales:
Products	$625.8	$56.6	$682.4
Services	—	51.5	51.5

Total external sales	$625.8	$108.1	$733.9

Contribution margin	$207.1	$8.5	—
Depreciation and amortization	$32.7	$8.2	$40.9
Operating income (loss)	$58.3	$(34.3)	$24.0

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Regional Information

As a result of our KRONE acquisition, we implemented reporting at a regional level during fiscal 2005. Operating income by region is fully allocated for all costs except restructuring and impairment costs. The following table sets forth operating income by region (in millions).

	2006	2005

Americas	$50.4	$59.6
EMEA	3.1	23.2
AsiaPac	13.2	12.2

Subtotal	66.7	95.0
Intercompany elimination	0.2	(0.6)

Operating income before restructuring and impairment costs	66.9	94.4
Restructuring and impairment costs	(20.8)	(10.2)

Operating income after restructuring and impairment costs	$46.1	$84.2

Geographic Information

The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment (in millions):

Geographic Sales Information	2006	2005	2004

Inside the United States	$750.7	$640.5	$467.5
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	109.1	102.7	52.9
EMEA (Africa, Europe (Excluding Germany) and Middle East)	183.0	134.0	67.8
Germany	145.4	167.4	78.0
Americas (Canada, Central and South America)	93.7	84.8	67.7

Total sales	$1,281.9	$1,129.4	$733.9

Property and Equipment, Net:
Inside the United States	$135.0	$141.5
Outside the United States	71.5	78.9

Total property and equipment, net	$206.5	$220.4

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 16:  Impairment, Restructuring, and Other Disposal Charges

During fiscal 2006, 2005 and 2004, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred impairment charges related to the disposal of excess equipment, restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. We recorded impairment and restructuring charges of $20.5 million, $8.7 million and $10.9 million during fiscal 2006, 2005 and 2004, respectively, to our Broadband Infrastructure and Access segment. We recorded impairment and restructuring charges of $0.3 million, $1.5 million and $2.4 million during fiscal 2006, 2005 and 2004, respectively, to our Professional Services segment. The impairment and restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for fiscal 2006, 2005 and 2004, respectively (in millions):

	Impairment	Restructuring
Fiscal 2006	Charges	Charges	Total

Employee severance costs	$—	$14.6	$14.6
Facilities consolidation and lease termination	—	5.0	5.0
Fixed asset write-downs	1.2	—	1.2

Total	$1.2	$19.6	$20.8

	Impairment	Restructuring
Fiscal 2005	Charges	Charges	Total

Employee severance costs	$—	$6.5	$6.5
Facilities consolidation and lease termination	—	3.4	3.4
Fixed asset write-downs	0.3	—	0.3

Total	$0.3	$9.9	$10.2

	Impairment	Restructuring
Fiscal 2004	Charges	Charges	Total

Employee severance costs	$—	$8.9	$8.9
Facilities consolidation and lease termination	—	2.7	2.7
Fixed asset write-downs	1.7	—	1.7

Total	$1.7	$11.6	$13.3

Impairment Charges:  We evaluate our property and equipment assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of applying SFAS No. 144 to our property and equipment, non-cash impairment charges have been required. For fiscal 2006, 2005 and 2004, we recorded impairment charges of $1.2 million, $0.3 million and $1.7 million, respectively, based on estimated market prices.

Restructuring Charges:  Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2006, 2005 and 2004, we terminated the employment of approximately 400, 400 and 200 employees, respectively, through reductions in force. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted both of our business segments.

Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2006, 2005 and 2004, we incurred charges of $5.0 million, $3.4 million and $2.7 million, respectively, due to our decision to

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.

The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of October 31, 2006 and 2005 (in millions):

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2005	Net Additions	Charges	2006

Employee severance costs	$5.0	$14.6	$7.1	$12.5
Facilities consolidation	24.6	5.0	13.7	15.9

Total	$29.6	$19.6	$20.8	$28.4

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2004	Net Additions	Charges	2005

Employee severance costs	$9.5	$6.5	$11.0	$5.0
Facilities consolidation	28.6	3.4	7.4	24.6

Total	$38.1	$9.9	$18.4	$29.6

We expect that substantially all of the remaining $12.5 million of cash expenditures relating to employee severance costs incurred through October 31, 2006 will be paid by the end of fiscal 2007. Of the $15.9 million to be paid for the consolidation of facilities, we expect that approximately $3.7 million will be paid from unrestricted cash by the end of fiscal 2007, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

In addition to the restructuring accrual described above, we have $1.0 million of assets held for sale at October 31, 2006. We classified these assets as “held for sale” as we expect to sell or dispose of these assets before the end of fiscal 2007. During the fiscal year ended October 31, 2005, we sold three properties previously classified as held for sale for proceeds of $8.0 million and a net gain of $1.5 million.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 17:  Quarterly Financial Data (Unaudited in millions, except earnings per share)

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter		Total

2006
Net Sales	$272.8		$358.1	$343.6	$307.4		$1,281.9
Gross Profit	86.2		121.7	112.2	92.9		413.0
Income Before Income Taxes	—		27.7	26.3	2.5		56.5
Provision (Benefit) for Income Taxes	1.3		2.6	3.1	(44.7	)(10)	(37.7)
Income (Loss) From Continuing Operations	(1.3)		25.1	23.2	47.2		94.2
Discontinued Operations, Net of Tax	(1.1)		(2.3)	(11.9)	(6.8)		(22.1)
Cumulative effect of a change in accounting principle	0.6		—	—	—		0.6

Net Income (Loss)	$(1.8	)(1)	$22.8 (2)	$11.3 (3)	$40.4	(4)	$72.7

Average Common Shares Outstanding — Basic	116.7		117.1	117.2	117.2		117.1

Average Common Shares Outstanding — Diluted	116.7		117.9	117.4	131.5		117.4

Basic Income (Loss) Per Share:
Continuing operations	$(0.01)		$0.21	$0.20	$0.40		$0.80

Discontinued operations	$(0.01)		$(0.02)	$(0.10)	$(0.06)		$(0.19)

Cumulative effect of a change in accounting principle	$—		$—	$—	$—		$0.01

Net Income (Loss)	$(0.02)		$0.19	$0.10	$0.34		$0.62

Diluted Income (Loss) Per Share:
Continuing operations	$(0.01)		$0.21	$0.20	$0.38		$0.80

Discontinued operations	$(0.01)		$(0.02)	$(0.10)	$(0.05)		$(0.19)

Cumulative effect of a change in accounting principle	$—		$—	$—	$—		$0.01

Net Income (Loss)	$(0.02)		$0.19	$0.10	$0.33		$0.62

Net Sales Outside the United States	$116.6		$138.6	$134.7	$141.3		$531.2

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter	Total

2005
Net Sales	$228.2		$301.1	$306.1	(9)	$294.0	$1,129.4
Gross Profit	81.9		117.8	116.6	(9)	109.5	425.8
Income Before Income Taxes	15.3		38.7	38.1	(9)	12.7	104.8
Provision for Income Taxes	1.1		2.3	1.4		2.4	7.2
Income From Continuing Operations	14.2		36.4	36.7	(9)	10.3	97.6
Discontinued Operations, Net of Tax	38.3		(3.1)	(12.7	)(9)	(9.4)	13.1

Net Income	$52.5	(5)	$33.3 (6)	$24.0	(7)	$0.9 (8)	$110.7

Average Common Shares Outstanding — Basic	115.6		115.7	116.0		116.5	116.0

Average Common Shares Outstanding — Diluted	115.9		130.5	131.4		117.7	131.1

Basic Income (Loss) Per Share:
Continuing operations	$0.12		$0.31	$0.32		$0.09	$0.84

Discontinued operations	$0.33		$(0.03)	$(0.11)		$(0.08)	$0.11

Net Income (Loss)	$0.45		$0.29	$0.21		$0.01	$0.95

Diluted Income (Loss) Per Share:
Continuing operations	$0.12		$0.28	$0.28		$0.09	$0.81

Discontinued operations	$0.33		$(0.02)	$(0.10)		$(0.08)	$0.10

Net Income (Loss)	$0.45		$0.26	$0.18		$0.01	$0.91

Net Sales Outside the United States	$108.8		$125.6	$126.3		$128.2	$488.9

(1)	Includes $1.4 million of restructuring charges.

(2)	Includes $1.2 million of restructuring charges and $0.6 million of impairment charges.

(3)	Includes $3.3 million of restructuring charges and $0.2 million of impairment charges.

(4)	Includes $13.7 million of restructuring charges and $0.4 million of impairment charges.

(5)	Includes $3.1 million of restructuring charges and $9.0 million gain on the sale of a note receivable.

(6)	Includes $2.9 million of restructuring charges and $0.1 million of impairment charges.

(7)	Includes $0.2 million of restructuring charges.

(8)	Includes $3.8 million of restructuring charges and $0.2 million of impairment charges.

(9)	We have reclassified $0.9 million of net sales from continuing operations to discontinued operations.

(10)	Includes $49.0 million partial release of our deferred tax asset valuation allowance.

Fiscal Year

Our quarters end on the last Friday of the calendar month for the respective quarter end. Our fiscal year end is October 31. As a result, any quarter may have greater or fewer days than other quarters in a fiscal year.

Discontinued Operations

During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all periods presented have been restated to reflect the treatment of APS France as discontinued operations.

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

Changes in Internal Control Over Financial Reporting

During the last quarter of fiscal 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2006. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of October 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that ADC Telecommunications, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ADC Telecommunications, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ADC Telecommunications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2006, and our report dated January 8, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Minneapolis, Minnesota
January 8, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure under part I of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.

The sections entitled “Election of Directors,” “Standing Committees,” “Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareowners, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this Form 10-K by reference.

We have adopted a financial code of ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and all other ADC employees. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. The Internet address for our website is www.adc.com, and the financial code of ethics may be found at
www.adc.com/investorrelations/corporate governance.

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

The following table summarizes share and exercise price information about our equity compensation plans as of October 31, 2006:

Equity Compensation Plan Information

	Number of
	Securities to be
	Issued Upon	Weighted-Average	Number of Securities Remaining
	Exercise of	Exercise Price of	Available for Future Issuance
	Outstanding	Outstanding	Under Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities Reflected in
Plan Category	and Rights	and Rights	the Second Column)

Equity compensation plans approved by security holders(1)	6,203,260	$26.9057	12,434,994
Equity compensation plans not approved by security holders(2)	374,031	$65.1094	—

Total	6,577,291	$29.0782	12,434,994

(1)	Includes options and rights granted and shares that may become the subject of future awards under our GSIP to either employees or non-employee directors. Specifically, 12,434,994 shares may become the subject of future awards as of October 31, 2006.

(2)	Includes options granted under the following plans that have not been approved by our shareowners: (a) the 2001 Special Stock Option Plan (the “2001 Special Plan”) as described below and (b) plans established by us in connection with our acquisitions of each of the following companies: CommTech Corporation in fiscal 2001; PairGain Technologies, Inc. in fiscal 2000; and Saville Systems Plc in fiscal 1999 (collectively, the “Acquisition Plans”). In certain instances the plans of the acquired companies that the Acquisition Plans replaced were approved by the shareowners of the acquired companies. Each Acquisition Plan was established by us to preserve the benefit of the outstanding options of the company we were acquiring on the same general terms and conditions under which these options were initially granted. At the time we completed an acquisition, the options then outstanding under the acquired company’s option plan were converted into options to purchase ADC common stock using an agreed conversion ratio under the applicable Acquisition Plan. No future options will be issued under any of the Acquisition Plans. As of October 31, 2006, options to purchase an aggregate of 188,684 shares of common stock at a weighted average price of $91.7984 and an average remaining term of approximately 2.14 years were outstanding under the Acquisition Plans.

The 2001 Special Plan was adopted by our Board of Directors to address acute retention and compensation considerations associated with the economic downturn in the telecommunications industry that began in 2001. The 2001 Special Plan was designed to assist us in retaining and incenting our non-executive employees. Officers and directors of ADC were not eligible to receive awards under this plan. Under the 2001 Special Plan, we made a one-time grant of options to purchase an aggregate of 1,360,620 shares on December 7, 2001, to non-executive employees. These options were granted with an exercise price equal to the fair market value of our shares on the date of grant. As of October 31, 2006, options to purchase 185,347 shares of common stock with a weighted average exercise price of $37.9400 were outstanding under the plan.

The terms and conditions of awards under the 2001 Special Plan were consistent with the terms and conditions of options granted under our shareowner-approved GSIP. All options granted under the 2001 Special Plan vested with respect to one-third of the grant on the first anniversary of the grant date, with the remaining options vesting in 12.5% increments on the last day of each successive three-month period as long as the award recipients remained employed as of those dates. The options became fully vested as of December 7, 2004, and have a ten-year term.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of the Proxy Statement entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Registered Public Accounting Firm” are incorporated in this Form 10-K by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Listing of Financial Statements

The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended October 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of October 31, 2006 and 2005

Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Five-Year Selected Consolidated Financial Data for the years ended October 31, 2002 through October 31, 2006, is located in Item 6 of this Form 10-K

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

Dated: January 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz Robert E. Switz	President and Chief Executive Officer (principal executive officer)	Dated: January 9, 2007

/s/ Gokul V. Hemmady Gokul V. Hemmady	Vice President and Chief Financial Officer (principal financial officer)	Dated: January 9, 2007

/s/ James G. Mathews James G. Mathews	Vice President and Controller (principal accounting officer)	Dated: January 9, 2007

John A. Blanchard III*	Director

John J. Boyle III*	Director

James C. Castle*	Director

Mickey P. Foret*	Director

J. Kevin Gilligan*	Director

Lois M. Martin*	Director

William R. Spivey*	Director

Jean-Pierre Rosso*	Director

John E. Rehfeld*	Director

Larry W. Wangberg*	Director

John D. Wunsch*	Director

*By: /s/ Gokul V. Hemmady Gokul V. Hemmady Attorney-in-Fact		Dated: January 9, 2007

ADC TELECOMMUNICATIONS

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year
	(In millions)

Fiscal 2006
Allowance for doubtful accounts & notes receivable	$20.6	$—	$(0.2)	$10.2	$10.2
Inventory reserve	35.6	—	9.1	9.6	35.1
Warranty accrual	10.8	—	4.7	6.0	9.5
Fiscal 2005
Allowance for doubtful accounts & notes receivable	$42.4	$—	$(3.2)	$18.6	$20.6
Inventory reserve	41.9	0.3	5.7	12.3	35.6
Warranty accrual	14.4	—	2.7	6.3	10.8
Fiscal 2004
Allowance for doubtful accounts & notes receivable	$47.6	$7.5	$(2.4)	$10.3	$42.4
Inventory reserve	32.2	16.9	(0.4)	6.8	41.9
Warranty accrual	10.4	5.3	4.0	5.3	14.4

EXHIBIT INDEX

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit
Number		Description

2	-a	Share Purchase Agreement, dated March 25, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated June 2, 2004.)
2	-b	First Amendment to Share Purchase Agreement, dated May 18, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated June 2, 2004.)
2	-c	Acquisition Agreement, dated May 24, 2004 among ADC Telecommunications, Inc., BigBand Networks, Inc. and ADC Broadband Access Systems, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 13, 2004.)
2	-d	Acquisition Agreement, dated June 3, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated September 2, 2004.)
2	-e	First Amendment to the Acquisition Agreement, dated August 27, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated September 2, 2004.)
2	-f	Acquisition Agreement, dated October 22, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated November 26, 2004.)
2	-g	Amendment No. 1 to Acquisition Agreement, dated November 19, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated November 26, 2004.)
2	-h	Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 21, 2005.)
2	-i	First Amendment to Agreement and Plan of Merger, dated August 16, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated August 16, 2005.)
3	-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)
3	-b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)
4	-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)
4	-b	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

Exhibit
Number		Description

4	-c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
4	-d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
10	-a*	ADC Telecommunications, Inc. Global Stock Incentive Plan, amended and restated as of December 12, 2006.
10	-b	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2005. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.)
10	-c	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2006. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated November 18, 2005.)
10	-d*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2007.
10	-e	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-i to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.)
10	-f	ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2002 Restatement), effective as of January 1, 2002. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-g	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-h	ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002 and amended October 24, 2006. (Incorporated by reference to Exhibit 10-k to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and to ADC’s Current Report on Form 8-K dated October 30, 2006.)
10	-i	ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10	-j	Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10	-k	Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)
10	-l	ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10	-m	Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10	-n*	ADC Telecommunications, Inc. 401(k) Excess Plan (2006 Restatement) effective December 12, 2006.
10	-o	Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc., restated as of May 23, 2006. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2006.)
10	-p	Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

Exhibit
Number		Description

10	-q	ADC Telecommunications, Inc. Executive Management Incentive Plan. (Incorporated by reference to Exhibit 10-jj to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10	-r	ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004, and amended as of May 10, 2005. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)
10	-s	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)
10	-t	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made under the ADC Telecommunications, Inc. 2001 Special Stock Option Plan on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-u	Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC’s 2002 fiscal year. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-v	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to ADC’s fiscal 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10	-w	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan during ADC’s fiscal 2006 and through December 17, 2006. (Incorporated by reference to Exhibit 10-gg to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.)
10	-x*	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006.
10	-y*	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006.
10	-z*	Form of ADC Telecommunications, Inc. Three-Year Restricted Stock Unit CEO Award Agreement effective December 18, 2006 granted to Robert E. Switz under the ADC Telecommunications, Inc. Global Stock Incentive Plan.
10	-aa	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10	-bb	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10	-cc	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10	-dd	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-e to ADC’s Current Report on Form 8-K dated February 1, 2005.)

Exhibit
Number		Description

10	-ee*	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006.
10	-ff*	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006.
10	-gg	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10	-hh	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the Compensation Plan for Non-Employee Directors prior to December 18, 2006. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10	-ii*	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning for grants made in ADC’s fiscal 2007.
10	-jj	Confidential Separation Agreement and General Release between ADC Telecommunications, Inc. and Michael K. Pratt, dated March 16, 2006. (Incorporated by reference to Exhibit 99 to ADC’s Current Report on Form 8-K dated March 31, 2006.)
10	-kk	Mutual Termination Agreement with Andrew Corporation, dated August 9, 2006. (Incorporated by reference to Exhibit 10.1 to ADC’s Current Report on Form 8-K dated August 10, 2006.)
10	-ll	Retainer of $10,000 paid to Chairperson of ADC Telecommunications, Inc. Audit Committee of the Board of Directors effective January 1, 2006 (Incorporated by reference to ADC’s Current Report on Form 8-K dated October 31, 2005)
12	-a*	Computation of Ratio of Earnings to Fixed Charges.
21	-a*	Subsidiaries of ADC Telecommunications, Inc.
23	-a*	Consent of Ernst & Young LLP.
24	-a*	Power of Attorney.
31	-a*	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).
31	-b*	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).
32	*	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.