Form 10-K/A
period 2006-10-31
ADC TELECOMMUNICATIONS INC
filed 2007-03-13
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended October 31, 2006 and filed with the Securities and Exchange Commission on January 9, 2007 amends and restates our consolidated statements of operations, consolidated balance sheets, consolidated statements of shareowners’ investment, notes 4, 10, 13, and 17 to our consolidated financial statements and certain other information. This Amendment has been made to reflect adjustments to our accounting for the amount of impairment charge we recorded during the third and fourth quarters of fiscal 2006 in connection with the disposal of our APS France professional services business.

The information contained in this Amendment, including the financial statements and notes thereto, amends or restates the following only:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II, Item 8. Financial Statements and Supplementary Data. Notes 4, 10, 13 and 17.

•	Part II, Item 9A. Controls and Procedures.

•	Signatures.

•	Exhibit 23-a. A currently dated consent letter is included from our Independent Registered Public Accounting Firm dated March 9, 2007.

•	Certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-14(a) or 15d-14(a) and 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934, included as exhibits.

Restatement

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business. As a result, we classified the APS France professional services business as discontinued operations in the third quarter of fiscal 2006 and recorded a related impairment charge of $10.6 million. We closed on the sale of the APS France professional services business in our first fiscal quarter of 2007. As we were preparing our final accounting for the closing of this transaction, we became aware that at the time we recorded the $10.6 million impairment charge in the third quarter of fiscal 2006, we should have included an additional $6.7 million (and an additional $0.3 million in the fourth quarter) related to the write off of the currency translation adjustment account balance, in accordance with the requirements of Emerging Issues Task Force 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of.” Neither we nor our independent registered public accounting firm considered the application of EITF 01-5 at the time of the preparation and review of our third quarter and fiscal year end financial statements for fiscal 2006. Note 18 of the Notes to the Consolidated Financial Statements contained in this Amendment No. 1 to our Annual Report on Form 10-K/A sets forth the effects of the restatement on certain line items within our previously reported consolidated statements of operations, consolidated balance sheets and consolidated statements of shareowners’ investment.

As this additional impairment charge was a non-cash item related to discontinued operations, this amendment had no impact on the following financial statement items for the year ended October 31, 2006, as originally filed:

•	Operating income

•	Income from continuing operations

•	Basic and diluted earnings per share from continuing operations

•	Working capital or any asset or liability account

•	Cash flow from operations — continuing operations

•	Total shareowners’ investment.

Management’s Annual Report on Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended October 31, 2006, management concluded that our internal control over financial reporting was effective as of October 31, 2006. In connection with the restatement described above, management has now determined that a material weakness existed in our internal control over financial reporting because we did not consider the application of the accounting treatment required by EITF 01-5 for the currency translation adjustment of our APS France discontinued operations. Management is taking specific actions to remediate this material weakness. See Item 9A — Controls and Procedures.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only changes to the original Form 10-K being made by this filing are the changes described above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

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

Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after such reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The “Corporate Governance” category of the Investor Relations section of our website also contains copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws and the charter of each committee of our Board of Directors. Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our Investor Relations department. The Investor Relations department’s email address is investor@adc.com and its mail address is: Investor Relations, ADC Telecommunications, Inc.,

P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this Form 10-K/A.

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

Our ability to implement this strategy and operate our business effectively is subject to numerous uncertainties, the most significant of which are described in Part 1, Item 1A “Risk Factors” in this Form 10-K/A. We cannot assure you that our efforts will be successful.

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

Below we describe the primary products and services offered by each of these segments. See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for financial information regarding our two business segments as well as information regarding our assets and sales by geographic region.

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

As of January 5, 2007, there were 7,393 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. In this Form 10-K/A, all share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who were otherwise entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split-adjusted price of one share of our common stock. As a result, 4,272 shares at $16.10 per share reduced common shares and paid-in capital in the consolidated statement of shareowners’ investment.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data. The data included in the following table has been restated to exclude the assets, liabilities and results of operations of certain businesses that have met the criteria for treatment as discontinued operations. The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K/A.

FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31

	2006	2005	2004	2003	2002
	(In millions, except per share data)

Income Statement Data from Continuing Operations
Net sales	$1,281.9	$1,129.4	$733.9	$545.1	$771.3
Gross profit	413.0	425.8	300.5	211.1	166.4
Research and development expense	72.4	71.6	59.1	59.9	106.8
Selling and administration expense	273.7	259.8	204.1	155.4	243.2
Operating income (loss)	46.1	84.2	24.0	(40.2)	(725.5)
Income (loss) before income taxes	56.5	104.8	33.6	(74.1)	(718.0)
Provision (benefit) for income taxes	(37.7)	7.2	2.0	(5.1)	249.4
Income (loss) from continuing operations	94.2	97.6	31.6	(69.0)	(967.4)
Earnings (loss) per diluted share from continuing operations	0.80	0.81	0.27	(0.60)	(8.51)
Balance Sheet Data
Current assets	942.7	854.8	835.8	1,032.4	718.6
Current liabilities	260.1	288.8	302.0	266.8	400.3
Total assets	1,611.4	1,537.2	1,428.1	1,296.9	1,144.2
Long-term notes payable	400.0	400.0	400.0	400.0	10.5
Total long-term obligations	477.8	474.5	466.8	402.4	11.7
Shareowners’ investment	873.5	773.9	659.3	627.7	732.2

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The table below sets forth our net sales from continuing operations for fiscal 2006, 2005 and 2004 for each of our reportable segments described in Item 1 of this Form 10-K/A (in millions).

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

In the FONS transaction, we acquired all of the outstanding shares of FONS in exchange for cash of $166.1 million (net of cash acquired) and certain assumed liabilities. Of the purchase price, $34.0 million is held in escrow for up to two years following closing to address potential indemnification claims. As of October 31, 2006, no claims had been made. In addition, we placed $6.7 million into a trust account to be paid to FONS employees as a retention payment over the course of the nine months following the closing of the transaction. The last retention payment associated with this acquisition was made in May 2006. We acquired $83.3 million of intangible assets as part of the purchase (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for further discussion of intangible assets). Of this amount, $3.3 million was allocated to in-process research and development for new technology development, which was immediately written-off. Goodwill of $70.6 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.

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

We purchased OpenCell from Crown Castle International Corp for $7.1 million in cash and certain assumed liabilities. Included in the purchase was $4.7 million of intangible assets (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for further discussion of intangible assets). No amounts were allocated to in-process research and development, because OpenCell did not have any new products in development at the time of the acquisition. No goodwill was recorded in the transaction.

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

In this transaction, we acquired all of the outstanding capital stock of KRONE in exchange for $294.4 million in cash (net of cash acquired) and certain assumed liabilities of KRONE. The purchase included $78.1 million of intangible assets (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for further discussion of intangible assets). No amounts were allocated to in-process research and development, because KRONE did not have any new products in development at the time of the acquisition. Goodwill of $167.9 million was recorded in the transaction and assigned to our Broadband Infrastructure and Access segment. Substantially none of this goodwill is deductible for tax purposes.

Discontinued operations (As Restated)

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

APS France

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business (“APS France”). APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006 and recorded a loss of $17.3 million, determined by comparing the net assets of APS France to the expected sales value of the business based on preliminary sales negotiations. During the fourth quarter of fiscal 2006, we increased this loss to $22.6 million based on developments in continuing negotiations to sell this business.

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

The following represents the financial results of APS France, SIUK, Metrica, BroadAccess40, Cuda/FastFlow and Singl.eView businesses included in discontinued operations (in millions):

	2006	2005	2004
	(As Restated)

Revenue	$36.3	$54.0	$155.0

Loss from discontinued operations, net	$(6.5)	$(13.4)	$(65.2)
(Loss) gain on sale or write-down of discontinued operations, net	(22.6)	26.5	50.0

(Loss) gain from discontinued operations	$(29.1)	$13.1	$(15.2)

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

Income Taxes

Fiscal 2006 vs. Fiscal 2005 vs. Fiscal 2004

Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A describes the items which have impacted our effective income tax rate for fiscal 2006, 2005 and 2004.

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

Impairment and restructuring charges related principally to employee severance and facility consolidation costs. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

Impairment and restructuring charges related principally to employee severance and facility consolidation costs. See Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A.

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

Restatement of Consolidated Financial Statements

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business. As a result, we classified the APS France professional services business as discontinued operations in the third quarter of fiscal 2006 and recorded a related impairment charge of $10.6 million. We closed on the sale of the APS France professional services business in our first fiscal quarter of 2007. As we were preparing our final accounting for the closing of this transaction, we became aware that at the time we recorded the $10.6 million impairment charge in the third quarter of fiscal 2006, we should have included an additional $6.7 million (and an additional $0.3 million in the fourth quarter) related to the write off of the currency translation adjustment account balance, in accordance with the requirements of Emerging Issues Task Force 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated

for Impairment That Will Be Disposed Of.” In accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections,” the consolidated statements of operations, shareowners’ investment and notes 4, 10, 13 and 17 for the year ended October 31, 2006 have been restated. The following table sets forth the effects of the restatement on certain line items within our previously reported consolidated statements of operations, consolidated balance sheets and consolidated statements of shareowners’ investment (in millions, except per share data):

	Year Ended		Year Ended
	October 31, 2006		October 31, 2006
	As Reported	Adjustment	As Restated

Total Loss on Discontinued Operations, Net of Tax	$(22.1)	$(7.0)	$(29.1)
Cumulative Effect of a Change in Accounting Principle	$0.6	$—	$0.6

Net Income	$72.7	$(7.0)	$65.7

Average Common Shares Outstanding — Basic	117.1		117.1

Average Common Shares Outstanding — Diluted	117.4		117.4

Basic Income (Loss) Per Share
Discontinued Operations	$(0.19)	$(0.06)	$(0.25)

Net Income	$0.62	$(0.06)	$0.56

Diluted Income (Loss) Per Share
Discontinued Operations	$(0.19)	$(0.06)	$(0.25)

Net Income	$0.62	$(0.06)	$0.56

	October 31, 2006		October 31, 2006
	As Reported	Adjustment	As Restated

Net Income	$72.7	$(7.0)	$65.7

Other Comprehensive Income, Net of Tax:
Translation Gain, Net of Taxes of $0.0	$4.8	$7.0	$11.8
Accumulated Other Comprehensive Loss	$(17.2)	$7.0	$(10.2)
Accumulated Deficit	$(550.2)	$(7.0)	$(557.2)

Application of Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.

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

Allowance for Uncollectible Accounts:  We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also derived using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Significant increases may occur in the future due to deteriorating market conditions. We are not able to predict changes in the financial condition of our customers and, if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than are ultimately required, we will reverse a portion of such provisions in future periods based on our actual collection experience. Changes in the allowance are recorded as a component of operating expenses. As of October 31, 2006 and 2005, we had $10.2 million and $20.6 million, respectively, reserved against our accounts receivable, which represents 5.7% and 10.2%, respectively, of total accounts receivable. During fiscal 2006, we determined that certain notes and trade receivables were uncollectible and as a result we wrote off the receivable balance against the reserve that was previously established.

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

Income Taxes and Deferred Taxes (As Restated):  We currently have significant deferred tax assets (primarily in the United States) as a result of net operating loss carryforwards, tax credit carryforwards and temporary differences between taxable income on our income tax returns and income before income taxes under U.S. generally accepted accounting principles. A deferred tax asset represents future tax benefits to be received when these carryforwards can be applied against future taxable income or when expenses previously reported in our financial statements become deductible for income tax purposes.

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

As of October 31, 2006, our net deferred tax assets were $1,019.7 million with a related valuation allowance of $974.1 million. As of October 31, 2005, our net deferred tax assets were $1,038.6 million with a related valuation allowance of $1,039.9 million. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for further discussion of the accounting treatment for income taxes.

Litigation Reserves:  As of October 31, 2006 and 2005, we had recorded approximately $5.1 million and $8.4 million, respectively, in loss reserves for pending litigation and legal proceedings. This reserve is based on the application of FASB Statement No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. As explained in Note 14 to the Consolidated Financial Statements in Item 8, and in Part I, Item 3 of this Form 10-K/A (Legal Proceedings), we are a party to numerous lawsuits, proceedings and claims. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss or the amount thereof requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to any particular matter.

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

Working Capital and Liquidity Outlook

Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-

term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations.

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

Cautionary Statement Regarding Forward Looking Information

The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operation as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of

1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; our ability to contain costs; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our dependence on contract manufacturers to make certain of our products; changes in raw materials prices, interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of this Annual Report on Form 10-K/A for the year ended October 31, 2006. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A for information about our foreign currency exchange-derivative program.

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

As discussed in Note 12 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As discussed in Note 18 to the consolidated financial statements, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ADC Telecommunications, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 8, 2007, except for the effect of the material weakness described in that report, as to which the date is March 9, 2007, expressed an unqualified opinion on management’s restated assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Minneapolis, Minnesota
January 8, 2007, except for
Note 18, as to which the date
is March 9, 2007

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31,
	2006	2005	2004
	(In millions, except earnings
	per share)
	(As Restated)

Net Sales:
Products	$1,136.3	$1,001.3	$682.4
Services	145.6	128.1	51.5

Total net sales	1,281.9	1,129.4	733.9
Cost of Sales:
Products	748.9	592.0	373.2
Services	120.0	111.6	60.2

Total cost of sales	868.9	703.6	433.4

Gross Profit	413.0	425.8	300.5

Operating Expenses:
Research and development	72.4	71.6	59.1
Selling and administration	273.7	259.8	204.1
Impairment charges	1.2	0.3	1.7
Restructuring charges	19.6	9.9	11.6

Total operating expenses	366.9	341.6	276.5

Operating Income	46.1	84.2	24.0
Other Income, Net	10.4	20.6	9.6

Income before income taxes	56.5	104.8	33.6
Provision (benefit) for income taxes	(37.7)	7.2	2.0

Income from continuing operations	94.2	97.6	31.6
Discontinued Operations, Net of Tax:
Loss from discontinued operations	(6.5)	(13.4)	(65.2)
(Loss) gain on sale or write-down of discontinued operations, net	(22.6)	26.5	50.0

Total discontinued operations, net of tax	(29.1)	13.1	(15.2)

Cumulative effect of a change in accounting principle	0.6	—	—

Net Income	$65.7	$110.7	$16.4

Weighted Average Common Shares Outstanding (Basic)	117.1	116.0	115.5

Weighted Average Common Shares Outstanding (Diluted)	117.4	131.1	116.0

Basic Income (Loss) Per Share:
Continuing operations	$0.80	$0.84	$0.27

Discontinued operations	$(0.25)	$0.11	$(0.13)

Cumulative effect of a change in accounting principle	$0.01	$—	$—

Net income	$0.56	$0.95	$0.14

Diluted Income (Loss) Per Share:
Continuing operations	$0.80	$0.81	$0.27

Discontinued operations	$(0.25)	$0.10	$(0.13)

Cumulative effect of a change in accounting principle	$0.01	$—	$—

Net income	$0.56	$0.91	$0.14

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,	October 31,
	2006	2005
	(In millions)
	(As Restated)

ASSETS
Current Assets:
Cash and cash equivalents	$142.3	$108.4
Available-for-sale securities	395.4	335.3
Accounts receivable, net of reserves of $10.2 and $20.6	169.3	180.6
Unbilled revenues	23.8	27.0
Inventories, net of reserves of $35.1 and $35.6	165.5	140.4
Assets of discontinued operations	14.9	29.6
Prepaid and other current assets	31.5	33.5

Total current assets	942.7	854.8
Property and equipment, net of accumulated depreciation of $369.8 and $347.3	206.5	220.4
Restricted cash	14.0	21.8
Goodwill	238.5	240.5
Intangibles, net of accumulated amortization of $66.5 and $35.5	142.0	165.0
Available-for-sale securities	10.7	12.1
Long term assets of discontinued operations	0.3	1.2
Other assets	56.7	21.4

Total assets	$1,611.4	$1,537.2

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities
Accounts payable	$88.4	$69.6
Accrued compensation and benefits	43.6	78.9
Other accrued liabilities	60.6	75.2
Income taxes payable	17.7	15.9
Restructuring accrual	28.4	29.6
Liabilities of discontinued operations	21.4	19.6

Total current liabilities	260.1	288.8
Pension obligations and other long-term liabilities	77.8	74.5
Long-term notes payable	400.0	400.0

Total liabilities	$737.9	$763.3

Shareowners’ investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; None issued or outstanding	—	—
Common stock, $0.20 par value; authorized 1,200.0 shares; issued and outstanding 117.2 and 116.5 shares	23.5	23.3
Paid-in capital	1,417.4	1,397.9
Accumulated deficit	(557.2)	(622.9)
Deferred compensation	—	1.2
Accumulated other comprehensive loss	(10.2)	(25.6)

Total shareowners’ investment	873.5	773.9

Total liabilities and shareowners’ investment	$1,611.4	$1,537.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Shareowners’ Investment

						Accumulated
						Other
	Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
	(In millions)
				(As Restated)		(As Restated)	(As Restated)

Balance, October 31, 2003	806.6	$161.3	$1,246.9	$(750.0)	$(9.3)	$(21.2)	$627.7
Net income	—	—	—	16.4	—	—	16.4
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	12.3	12.3
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.4)	(0.4)
Adjustment for sale of securities, net of taxes of $0.0	—	—	—	—	—	(4.2)	(4.2)

Total comprehensive income							24.1
Exercise of common stock options	2.0	0.4	2.2	—	—	—	2.6
Reduction of deferred compensation	1.5	0.3	1.7	—	2.9	—	4.9

Balance, October 31, 2004	810.1	162.0	1,250.8	(733.6)	(6.4)	(13.5)	659.3
Net income	—	—	—	110.7	—	—	110.7
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	—	(4.6)	(4.6)
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	(7.2)	(7.2)

Total comprehensive income							98.6
Reverse stock split	(694.9)	(139.0)	138.9	—	—	—	(0.1)
Stock issued for employee incentive plan, net of forfeitures	0.1	—	0.2	—	(0.6)	—	(0.4)
Exercise of common stock options	1.2	0.3	13.2	—	—	—	13.5
Reduction of deferred compensation	—	—	(5.2)	—	8.2	—	3.0

Balance, October 31, 2005	116.5	23.3	1,397.9	(622.9)	1.2	(25.6)	773.9
Net income	—	—	—	65.7	—	—	65.7
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	11.8	11.8
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	0.7	0.7
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	2.9	2.9

Total comprehensive income							81.1
Stock issued for employee incentive plan, net of forfeitures	—	—	—	—	(1.2)	—	(1.2)
Exercise of common stock options	0.7	0.2	9.5	—	—	—	9.7
Compensation expense related to stock option plan	—	—	10.0	—	—	—	10.0

Balance, October 31, 2006	117.2	$23.5	$1,417.4	$(557.2)	$—	$(10.2)	$873.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2006	2005	2004
	(In millions)

Operating Activities:
Income from continuing operations	$94.2	$97.6	$31.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Impairments	1.2	0.3	1.7
Write-down of investments	3.9	—	—
Depreciation and amortization	68.0	66.9	40.9
Provision for bad debt	(0.2)	(3.2)	(2.4)
Non-cash stock compensation	10.0	3.0	2.9
Change in deferred income taxes	(46.9)	2.5	1.9
Gain on sale of investments	—	—	(4.8)
(Gain) loss on sale of property and equipment	0.2	(4.2)	(0.5)
Gain on sale of business	—	—	(2.8)
Other, net	0.3	2.1	(1.7)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	15.3	(28.9)	(7.0)
Inventories increase	(23.5)	(35.0)	(5.7)
Prepaid and other assets (increase)/decrease	4.2	(15.5)	22.2
Accounts payable increase	17.8	0.1	0.8
Accrued liabilities increase/(decrease)	(54.3)	(11.5)	0.4
Pension liabilities increase	3.3	1.2	—

Total cash provided by operating activities from continuing operations	93.5	75.4	77.5

Total cash used by operating activities from discontinued operations	(6.4)	(11.7)	(69.6)

Total cash provided by operating activities	87.1	63.7	7.9

Investing Activities:
Acquisitions, net of cash acquired	—	(173.2)	(295.2)
Divestitures, net of cash disposed	—	32.8	67.9
Property and equipment additions	(33.3)	(35.5)	(14.4)
Proceeds from disposal of property and equipment	1.2	16.7	11.2
Proceeds from sale/collection of note receivable	14.2	18.2	—
(Increase) decrease in restricted cash	8.0	(1.4)	(4.6)
Purchase of available for sale securities	(577.1)	(957.4)	(2,073.2)
Sale of available for sale securities	519.0	1,071.2	2,115.9
Other	0.1	—	—

Total cash used for investing activities from continuing operations	(67.9)	(28.6)	(192.4)
Total cash provided by investing activities from discontinued operations	0.6	0.4	—

Total cash used for investing activities	(67.3)	(28.2)	(192.4)

Financing Activities:
Repayments of debt	—	—	(10.7)
Common stock issued	9.6	13.6	3.7

Total cash provided by (used for) financing activities	9.6	13.6	(7.0)

Effect of Exchange Rate Changes on Cash	4.5	(4.5)	(0.2)

Increase (Decrease) in Cash and Cash Equivalents	33.9	44.6	(191.7)
Cash and Cash Equivalents, Beginning of Year	108.4	63.8	255.5

Cash and Cash Equivalents, End of Year	$142.3	$108.4	$63.8

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

Reverse Stock Split:  On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. All share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented in this Form 10-K/A. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who would otherwise be entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split adjusted price of one share of our common stock. As a result, 4,272 shares at $16.10 per share reduced common shares and paid-in capital in the consolidated statements of shareowners’ investment.

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

Note 2:  Other Financial Statement Data (in millions)

Other Income (Expense), Net:

	2006	2005	2004

Interest income on short-term investments	$22.8	$18.3	$12.4
Interest expense on borrowings	(15.8)	(11.2)	(8.8)

Interest income, net	7.0	7.1	3.6

Foreign exchange income (loss)	0.5	0.7	(1.8)
Gain on sale of note receivable	—	9.0	—
(Loss) gain on investments	(3.9)	—	4.8
Andrew merger termination proceeds, net	3.8	—	—
KRONE Brazil customs accrual reversal	3.0	—	—
Gain (loss) on sale of fixed assets	(0.2)	4.2	0.5
Other, net	0.2	(0.4)	2.5

Subtotal	3.4	13.5	6.0

Total other income (expense), net	$10.4	$20.6	$9.6

Supplemental Cash Flow Information:

	2006	2005	2004

Income taxes paid, net of refunds received	$5.4	$9.0	$1.2
Interest paid	$13.3	$9.8	$8.5

Supplemental Schedule of Investing Activities:

	2006	2005	2004

Acquisitions:
Fair value of assets acquired	$—	$179.4	$454.9
Less: Liabilities assumed	—	(5.8)	(148.8)
Acquisition costs	—	—	5.6
Cash acquired	—	(0.4)	(16.5)

Acquisitions, net of cash acquired	$—	$173.2	$295.2

Divestitures:
Proceeds from divestitures	$—	$33.6	$78.9
Cash disposed	—	(0.8)	(11.0)

Divestitures, net of cash disposed	$—	$32.8	$67.9

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet Information:

	2006	2005

Inventories:
Purchased materials	$66.9	$64.3
Manufactured products	129.2	102.6
Work-in-process	4.5	9.1
Less: Inventory reserve	(35.1)	(35.6)

Total inventories, net	$165.5	$140.4

Property and Equipment:
Land and buildings	$140.9	$136.7
Machinery and equipment	383.6	369.0
Furniture and fixtures	41.7	41.8
Less accumulated depreciation	(369.8)	(347.3)

Total	196.4	200.2
Construction-in-process	10.1	20.2

Total property and equipment, net	$206.5	$220.4

Other Assets:
Notes receivable, net	$1.7	$7.6
Deferred financing costs	5.0	6.5
Deferred tax asset	44.6	—
Other	5.4	7.3

Total other assets	$56.7	$21.4

Other Accrued Liabilities:
Deferred revenue	$2.9	$2.5
Warranty reserve	9.5	10.8
Accrued taxes (non-income)	37.8	49.5
Non-trade payables	1.9	2.4
Other	8.5	10.0

Total other accrued liabilities	$60.6	$75.2

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

Note 4:  Discontinued Operations (As Restated)

The financial results of the businesses described below are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

APS France

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006 and recorded a loss of $17.3 million, determined by comparing the net assets of APS France to the expected sales value of the business based on preliminary sales negotiations. During the fourth quarter of fiscal 2006, we increased this loss to $22.6 million based on developments in continuing negotiations to sell this business.

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

The following represents the financial results of APS France, SIUK, Metrica, BroadAccess40, Cuda/FastFlow and Singl.eView businesses included in discontinued operations (in millions):

	2006	2005	2004

Revenue	$36.3	$54.0	$155.0

Loss from discontinued operations, net	$(6.5)	$(13.4)	$(65.2)
(Loss) gain on sale or write-down of discontinued operations, net	(22.6)	26.5	50.0

(Loss) gain from discontinued operations	(29.1)	$13.1	$(15.2)

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

Note 10:  Income Taxes (As Restated)

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the (benefit) provision for income taxes from continuing operations are (in millions):

	2006	2005	2004

Current taxes:
Federal	$3.4	$—	$—
Foreign	5.8	6.8	2.1
State	0.4	(0.5)	(0.7)

	9.6	6.3	1.4

Deferred taxes:
Federal	(46.7)	—	—
Foreign	(0.6)	0.9	0.6
State	—	—	—

	(47.3)	0.9	0.6

Total (benefit) provision	$(37.7)	$7.2	$2.0

The effective income tax rate differs from the federal statutory rate from continuing operations as follows:

	2006	2005	2004

Federal statutory rate	35%	35%	35%
Change in deferred tax asset valuation allowance	(129)	(16)	(24)
State income taxes, net	1	1	(2)
Foreign income taxes	23	(12)	(4)
Other, net	3	(1)	1

Effective income tax rate	(67%)	7%	6%

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets (liabilities) as of October 31, 2006 and 2005 are composed of the following (in millions):

	2006	2005

Current deferred tax assets:
Asset valuation reserves	$11.9	$19.6
Accrued liabilities	16.9	19.7
Net operating loss and tax credit carryover	24.5	—

Subtotal	53.3	39.3

Non-current deferred tax assets:
Intangible assets	274.7	237.2
Depreciation	15.3	17.5
Net operating loss and tax credit carryover	448.0	532.3
Capital loss carryover	222.3	225.6
Investments and other	39.8	27.4

Subtotal	1,000.1	1,040.0

Total deferred tax assets	1,053.4	1,079.3

Current deferred tax liabilities:
Accrued liabilities	(5.0)	(4.1)

Subtotal	(5.0)	(4.1)

Non-current deferred tax liabilities:
Intangible assets	(22.6)	(27.5)
Investments and other	(6.1)	(9.1)

Subtotal	(28.7)	(36.6)

Total deferred tax liabilities	(33.7)	(40.7)

Net deferred tax assets	1,019.7	1,038.6
Deferred tax asset valuation allowance	(974.1)	(1,039.9)

Net deferred tax asset (liabilities)	$45.6	$(1.3)

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

Federal and state net operating loss carryforwards, available to offset future income, were approximately $922.7 million and $59.1 million respectively, at October 31, 2006. Most of the federal operating loss carryforwards expire between fiscal 2019 and fiscal 2026, and the state operating loss carryforwards expire between fiscal 2007 and fiscal 2026. Federal capital loss carryforwards were approximately $617.5 million at October 31, 2006, most of which expire in fiscal 2009. Federal and state credit carryforwards were approximately $41.8 and $14.0 million, respectively, at October 31, 2006, and expire between fiscal 2009 and fiscal 2026. Foreign net operating loss carryforwards were approximately $113.6 million at October 31, 2006, of which $40.9 million is expected to either expire or not be utilized.

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

During fiscal 2006, our valuation allowance decreased from $1,039.9 million to $974.1 million. The decrease is comprised of ($68.1) million related to continuing operations and $2.3 million related to other items.

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

Note 13:  Accumulated Other Comprehensive Income (Loss) (As Restated)

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

	Foreign	Unrealized	Minimum
	Currency	Gain (Loss)	Pension
	Translation	On AFS	Liability
	Adjustment	Securities, net	Adjustment	Total

Balance, October 31, 2003	$(25.4)	$4.2	$—	$(21.2)
Translation gain	12.3	—	—	12.3
Unrealized loss on securities	—	(0.4)	—	(0.4)
Adjustment for sale of securities	—	(4.2)	—	(4.2)

Balance, October 31, 2004	(13.1)	(0.4)	—	(13.5)
Translation loss	(4.6)	—	—	(4.6)
Minimum pension liability adjustment	—	—	(7.2)	(7.2)
Unrealized loss on securities	—	(0.3)	—	(0.3)

Balance, October 31, 2005	(17.7)	(0.7)	(7.2)	(25.6)
Translation gain	11.8	—	—	11.8
Minimum pension liability adjustment	—	—	2.9	2.9
Unrealized gain on securities	—	0.7	—	0.7

Balance, October 31, 2006	$(5.9)	$(0.0)	$(4.3)	$(10.2)

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 17:  Quarterly Financial Data (Unaudited in millions, except earnings per share) (As Restated)

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter(11)	Quarter(11)		Total

2006
Net Sales	$272.8		$358.1	$343.6	$307.4		$1,281.9
Gross Profit	86.2		121.7	112.2	92.9		413.0
Income Before Income Taxes	—		27.7	26.3	2.5		56.5
Provision (Benefit) for Income Taxes	1.3		2.6	3.1	(44.7	)(10)	(37.7)
Income (Loss) From Continuing Operations	(1.3)		25.1	23.2	47.2		94.2
Discontinued Operations, Net of Tax	(1.1)		(2.3)	(18.6)	(7.1)		(29.1)
Cumulative effect of a change in accounting principle	0.6		—	—	—		0.6

Net Income (Loss)	$(1.8	)(1)	$22.8 (2)	$4.6 (3)	$40.1	(4)	$65.7

Average Common Shares Outstanding — Basic	116.7		117.1	117.2	117.2		117.1

Average Common Shares Outstanding — Diluted	116.7		117.9	117.4	131.5		117.4

Basic Income (Loss) Per Share:
Continuing operations	$(0.01)		$0.21	$0.20	$0.40		$0.80

Discontinued operations	$(0.01)		$(0.02)	$(0.16)	$(0.06)		$(0.25)

Cumulative effect of a change in accounting principle	$—		$—	$—	$—		$0.01

Net Income (Loss)	$(0.02)		$0.19	$0.04	$0.34		$0.56

Diluted Income (Loss) Per Share:
Continuing operations	$(0.01)		$0.21	$0.20	$0.38		$0.80

Discontinued operations	$(0.01)		$(0.02)	$(0.16)	$(0.05)		$(0.25)

Cumulative effect of a change in accounting principle	$—		$—	$—	$—		$0.01

Net Income (Loss)	$(0.02)		$0.19	$0.04	$0.33		$0.56

Net Sales Outside the United States	$116.6		$138.6	$134.7	$141.3		$531.2

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First		Second	Third		Fourth
	Quarter		Quarter	Quarter		Quarter	Total

2005
Net Sales	$228.2		$301.1	$306.1	(9)	$294.0	$1,129.4
Gross Profit	81.9		117.8	116.6	(9)	109.5	425.8
Income Before Income Taxes	15.3		38.7	38.1	(9)	12.7	104.8
Provision for Income Taxes	1.1		2.3	1.4		2.4	7.2
Income From Continuing Operations	14.2		36.4	36.7	(9)	10.3	97.6
Discontinued Operations, Net of Tax	38.3		(3.1)	(12.7	)(9)	(9.4)	13.1

Net Income	$52.5	(5)	$33.3 (6)	$24.0	(7)	$0.9 (8)	$110.7

Average Common Shares Outstanding — Basic	115.6		115.7	116.0		116.5	116.0

Average Common Shares Outstanding — Diluted	115.9		130.5	131.4		117.7	131.1

Basic Income (Loss) Per Share:
Continuing operations	$0.12		$0.31	$0.32		$0.09	$0.84

Discontinued operations	$0.33		$(0.03)	$(0.11)		$(0.08)	$0.11

Net Income (Loss)	$0.45		$0.29	$0.21		$0.01	$0.95

Diluted Income (Loss) Per Share:
Continuing operations	$0.12		$0.28	$0.28		$0.09	$0.81

Discontinued operations	$0.33		$(0.02)	$(0.10)		$(0.08)	$0.10

Net Income (Loss)	$0.45		$0.26	$0.18		$0.01	$0.91

Net Sales Outside the United States	$108.8		$125.6	$126.3		$128.2	$488.9

(1)	Includes $1.4 million of restructuring charges.

(2)	Includes $1.2 million of restructuring charges and $0.6 million of impairment charges.

(3)	Includes $3.3 million of restructuring charges and $0.2 million of impairment charges.

(4)	Includes $13.7 million of restructuring charges and $0.4 million of impairment charges.

(5)	Includes $3.1 million of restructuring charges and $9.0 million gain on the sale of a note receivable.

(6)	Includes $2.9 million of restructuring charges and $0.1 million of impairment charges.

(7)	Includes $0.2 million of restructuring charges.

(8)	Includes $3.8 million of restructuring charges and $0.2 million of impairment charges.

(9)	We have reclassified $0.9 million of net sales from continuing operations to discontinued operations.

(10)	Includes $49.0 million partial release of our deferred tax asset valuation allowance.

(11)	Loss on discontinued operations increased and net income decreased by $6.7 and $0.3 in the third and fourth quarters, respectively because of the restatement described in Note 18. Basic and diluted loss per share from discontinued operations increased $0.06 in the third quarter and $0.00 in the fourth quarter. Basic and diluted income per share decreased by $0.06 in the third quarter and $0.00 in the fourth quarter.

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

Note 18:	Restatement of Consolidated Financial Statements

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. As a result, we classified APS France as discontinued operations in the third quarter of fiscal 2006 and recorded a related impairment charge of $10.6 million. At the time we recorded the $10.6 million impairment charge in the third quarter of fiscal 2006, we should have included an additional impairment charge of $6.7 million (and an additional $0.3 million in the fourth quarter) related to the write off of the currency translation adjustment account balance, in accordance with the requirements of EITF 01-5. In accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”, the consolidated statements of operations, shareowners’ investment and notes 4, 10, 13 and 17 for the year ended October 31, 2006 have been restated. The following table sets forth the effects of the restatement on certain line items within our previously reported consolidated statements of operations, consolidated balance sheets and consolidated statements of shareowners’ investment (in millions, except per share data):

	Year Ended		Year Ended
	October 31, 2006		October 31, 2006
	As Reported	Adjustment	As Restated

Total Loss on Discontinued Operations, Net of Tax	$(22.1)	$(7.0)	$(29.1)
Cumulative Effect of a Change in Accounting Principle	$0.6	$—	$0.6

Net Income	$72.7	$(7.0)	$65.7

Average Common Shares Outstanding — Basic	117.1		117.1

Average Common Shares Outstanding — Diluted	117.4		117.4

Basic Income (Loss) Per Share
Discontinued Operations	$(0.19)	$(0.06)	$(0.25)

Net Income	$0.62	$(0.06)	$0.56

Diluted Income (Loss) Per Share
Discontinued Operations	$(0.19)	$(0.06)	$(0.25)

Net Income	$0.62	$(0.06)	$0.56

	October 31, 2006		October 31, 2006
	As Reported	Adjustment	As Restated

Net Income	$72.7	$(7.0)	$65.7

Other Comprehensive Income, Net of Tax:
Translation Gain, Net of Taxes of $0.0	$4.8	$7.0	$11.8
Accumulated Other Comprehensive Loss	$(17.2)	$7.0	$(10.2)
Accumulated Deficit	$(550.2)	$(7.0)	$(557.2)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the restatement discussed in Note 18 of the Notes to Consolidated Financial Statements contained in this Amendment No. 1 to the Annual Report on Form 10-K/A and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). That re-evaluation identified a material weakness in our internal control over financial reporting related to the timing of impairment charges associated with placing APS France into discontinued operations. Specifically, we did not consider the application of EITF 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of” (“EITF 01-5”) at the time of the preparation and review of our third quarter and fiscal year end financial statements for fiscal 2006. As a result, we did not record in our third and fourth quarters of fiscal 2006 an impairment charge related to the write off of the currency translation adjustment account balance, in accordance with the requirements of EITF 01-5. We now understand these impairment charges should have been recorded in fiscal 2006 through the application of EITF 01-5. Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of our fiscal year ended October 31, 2006.

In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. As a result, we classified APS France as discontinued operations in the third quarter of fiscal 2006 and recorded an impairment charge of $10.6 million. We closed on the sale of APS France in our first fiscal quarter of 2007. As were preparing our final accounting for the closing of this transaction, we became aware that at the time we recorded the $10.6 million impairment charge in the third quarter of fiscal 2006, we should have included an additional impairment charge of $6.7 million (and an additional $0.3 million in the fourth quarter) related to the write off of the currency translation adjustment account balance, in accordance with the requirements of EITF 01-5.

Management is taking specific actions to remediate the material weakness related to the identification of accounting requirements for foreign currency translation adjustments for discontinued operations. These actions include improved training and education of internal personnel involved in applying generally accepted accounting principles under similar circumstances and the commitment of additional technical resources to such efforts.

As this impairment charge was a non-cash item related to an entity in discontinued operations, it had no impact on the following financial statement items for the fiscal year ended October 31, 2006:

•	Operating income

•	Income from continuing operations

•	Basic and diluted earnings per share from continuing operations

•	Working capital or any asset or liability account

•	Cash flow from operations — continuing operations

•	Total shareowners’ investment.

Changes in Internal Control Over Financial Reporting

As we reported previously, during the last quarter of 2006, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In our Annual Report on Form 10-K for the year ended October 31, 2006, management concluded that our internal control over financial reporting was effective as of October 31, 2006. Management subsequently determined that a material weakness existed in our internal control over financial reporting because we did not apply the proper accounting treatment for the foreign currency translation adjustment of our APS France discontinued operations.

This material weakness has caused us to amend our Annual Report on Form 10-K for the year ended October 31, 2006. As a result of the material weakness, our total loss from discontinued operations was understated and net income was overstated by $7.0 million for the fiscal year ended October 31, 2006. We have restated the consolidated financial statements and amended the related disclosures for the fiscal periods covered by that report.

Solely as a result of the material weakness described above, management now believes that, as of October 31, 2006, our internal control over financial reporting was not effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (as restated), that ADC Telecommunications, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of October 31, 2006, because of the effect of the material weakness related to the application of the proper accounting treatment for the foreign currency translation adjustment for its APS France discontinued operations identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment: The Company made an error in the application of generally accepted accounting principles in accounting for the foreign currency translation adjustment for its APS France discontinued operations. This error resulted in an understatement of reported loss on discontinued operations for the year ended October 31, 2006. As more fully described in Note 18 to the consolidated financial statements, this material weakness resulted in the restatement of the Company’s previously issued interim and annual consolidated financial statements for the year ended October 31, 2006. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 consolidated financial statements (as restated), and this report does not affect our report dated January 8, 2007, except for Note 18, as to which the date is March 9, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.
Ernst & Young LLP
Minneapolis, Minnesota
January 8, 2007, except for the
effect of the material weakness
described above, as to which the
date is March 9, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosure under part I of Item 1 of this Form 10-K/A entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.

The sections entitled “Election of Directors,” “Standing Committees,” “Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2007 Annual Meeting of Shareowners, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this Form 10-K/A by reference.

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

The sections of the Proxy Statement entitled “Compensation of Directors” and “Executive Compensation” are incorporated in this Form 10-K/A by reference (except for the information set forth under the subcaption “Compensation Committee Report on Executive Compensation,” which is not incorporated in this Form 10-K/A).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference into this Form 10-K/A.

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

The sections of the Proxy Statement entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Registered Public Accounting Firm” are incorporated in this Form 10-K/A by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Listing of Financial Statements

The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K/A:

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

Consolidated Balance Sheets as of October 31, 2006 and 2005

Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended October 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Five-Year Selected Consolidated Financial Data for the years ended October 31, 2002 through October 31, 2006, is located in Item 6 of this Form 10-K/A

Listing of Financial Statement Schedules

The following schedules are filed with this report and can be found starting on page 89 of this form 10-K/A:

Schedule II — Valuation of Qualifying Accounts and Reserves

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Listing of Exhibits

See Exhibit Index on page 90 for a description of the documents that are filed as Exhibits to this report on Form 10-K/A or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.

By:	/s/ Robert E. Switz
Robert E. Switz
President and Chief Executive Officer

Dated: March 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz Robert E. Switz	President and Chief Executive Officer (principal executive officer)	Dated: March 12, 2007

/s/ Gokul V. Hemmady Gokul V. Hemmady	Vice President and Chief Financial Officer (principal financial officer)	Dated: March 12, 2007

/s/ James G. Mathews James G. Mathews	Vice President and Controller (principal accounting officer)	Dated: March 12, 2007

John A. Blanchard III*	Director

John J. Boyle III*	Director

James C. Castle*	Director

Mickey P. Foret*	Director

J. Kevin Gilligan*	Director

Lois M. Martin*	Director

William R. Spivey*	Director

Jean-Pierre Rosso*	Director

John E. Rehfeld*	Director

Larry W. Wangberg*	Director

John D. Wunsch*	Director

*By: /s/ Gokul V. Hemmady Gokul V. Hemmady Attorney-in-Fact		Dated: March 12, 2007

ADC TELECOMMUNICATIONS

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year
	(In millions)

Fiscal 2006
Allowance for doubtful accounts & notes receivable	$20.6	$—	$(0.2)	$10.2	$10.2
Inventory reserve	35.6	—	9.1	9.6	35.1
Warranty accrual	10.8	—	4.7	6.0	9.5
Fiscal 2005
Allowance for doubtful accounts & notes receivable	$42.4	$—	$(3.2)	$18.6	$20.6
Inventory reserve	41.9	0.3	5.7	12.3	35.6
Warranty accrual	14.4	—	2.7	6.3	10.8
Fiscal 2004
Allowance for doubtful accounts & notes receivable	$47.6	$7.5	$(2.4)	$10.3	$42.4
Inventory reserve	32.2	16.9	(0.4)	6.8	41.9
Warranty accrual	10.4	5.3	4.0	5.3	14.4

EXHIBIT INDEX

The following documents are filed as Exhibits to this Annual Report on Form 10-K/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

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