Form 10-Q
period 2007-02-02
ADC TELECOMMUNICATIONS INC
filed 2007-03-13
CIK 61478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2007
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
Common stock, $.20 par value: 117,269,540 shares as of March 6, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	February 2,	October 31,
	2007	2006
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$141.2	$142.3
Available-for-sale securities	420.8	395.4
Accounts receivable, net of reserves of $9.5 and $10.2	153.3	169.3
Unbilled revenue	22.7	23.8
Inventories, net of reserves of $33.1 and $35.1	167.8	165.5
Assets of discontinued operations	3.2	14.9
Prepaid and other current assets	34.1	31.5

Total current assets	943.1	942.7
Property and equipment, net of accumulated depreciation of $373.7 and $370.3	204.5	206.5
Restricted cash	12.9	14.0
Goodwill	238.5	238.5
Intangibles, net of accumulated amortization of $68.5 and $66.5	136.3	142.0
Available-for-sale securities	7.2	10.7
Long term assets of discontinued operations	0.4	0.3
Other assets	55.3	56.7

Total assets	$1,598.2	$1,611.4

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$82.9	$88.4
Accrued compensation and benefits	44.1	43.6
Other accrued liabilities	57.6	60.6
Income taxes payable	18.1	17.7
Restructuring accrual	24.5	28.4
Liabilities of discontinued operations	10.7	21.4

Total current liabilities	237.9	260.1

Pension obligations and other long-term liabilities	80.9	77.8
Long-term notes payable	400.0	400.0

Total liabilities	718.8	737.9

Shareowners’ Investment:
(117.2 and 117.2 shares outstanding, respectively)	879.4	873.5

Total liabilities and shareowners’ investment	$1,598.2	$1,611.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended
	February 2, 2007	January 27, 2006
	(In millions, except earnings per share)
Net Sales:
Products	$261.8	$242.1
Services	35.4	30.7

Total net sales	297.2	272.8
Cost of Sales:
Products	168.8	159.8
Services	33.4	26.8

Total cost of sales	202.2	186.6

Gross Profit	95.0	86.2

Operating Expenses:
Research and development	17.2	19.0
Selling and administration	70.3	68.2
Restructuring charges	0.6	1.4

Total operating expenses	88.1	88.6

Operating Income (Loss)	6.9	(2.4)
Other Income, Net	3.6	2.4

Income before income taxes	10.5	—
Provision for income taxes	1.1	1.3

Income (loss) from continuing operations	9.4	(1.3)
Discontinued Operations, Net of Tax:
Loss from discontinued operations	(0.7)	(1.1)
Loss on sale of discontinued operations, net	(5.1)	—

Total discontinued operations, net of tax	(5.8)	(1.1)

Loss before the cumulative effect of a change in accounting principle	3.6	(2.4)
Cumulative effect of a change in accounting principle	—	0.6

Net Income (Loss)	$3.6	$(1.8)

Weighted Average Common Shares Outstanding (Basic)	117.2	116.7

Weighted Average Common Shares Outstanding (Diluted)	117.3	116.7

Basic Income (Loss) Per Share:
Continuing operations	$0.08	$(0.01)

Discontinued operations	$(0.05)	$(0.01)

Cumulative effect of a change in accounting principle	$—	$—

Net income (loss) per share	$0.03	$(0.02)

Diluted Income (Loss) Per Share:
Continuing operations	$0.08	$(0.01)

Discontinued operations	$(0.05)	$(0.01)

Cumulative effect of a change in accounting principle	$—	$—

Net income (loss) per share	$0.03	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended
	February 2, 2007	January 27, 2006
	(In millions)
Operating Activities:
Income (loss) from continuing operations	$9.4	$(1.3)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Depreciation and amortization	17.1	16.5
Change in bad debt reserve	(0.2)	1.0
Non-cash stock compensation	1.9	3.4
Change in deferred income taxes	—	1.4
Loss on sale of property and equipment	0.3	0.5
Other, net	(0.7)	(0.9)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable and unbilled revenues decrease	18.5	6.0
Inventories increase	(1.6)	(1.5)
Prepaid and other assets increase	(1.3)	(5.3)
Accounts payable increase/(decrease)	(6.2)	3.8
Accrued liabilities decrease	(5.8)	(35.3)

Total cash provided by (used for) operating activities from continuing operations	31.4	(11.7)
Total cash provided by (used for) operating activities from discontinued operations	(5.6)	0.6

Total cash provided by (used for) operating activities	25.8	(11.1)

Investing Activities:
Divestitures, net of cash disposed	0.1	—
Property, equipment and patent additions	(8.7)	(6.2)
Proceeds from disposal of property and equipment	0.2	—
Decrease in restricted cash	1.2	1.5
Purchase of available-for-sale securities	(267.4)	(135.5)
Sale of available-for-sale securities	245.4	133.4
Other	—	0.1

Total cash used for investing activities from continuing operations	(29.2)	(6.7)

Total cash provided by investing activities from discontinued operations	0.7	0.2

Total cash used for investing activities	(28.5)	(6.5)

Financing Activities:
Common stock issued	0.1	5.9

Total cash provided by financing activities	0.1	5.9

Effect of Exchange Rate Changes on Cash	1.5	1.0

Decrease in Cash and Cash Equivalents	(1.1)	(10.7)
Cash and Cash Equivalents, beginning of period	142.3	108.4

Cash and Cash Equivalents, end of period	$141.2	$97.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the quarter ended February 2, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006.
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” this business was classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of January, April and July, respectively, and our fiscal year ends on October 31.
     Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle applied as if that principle had always been used. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 on November 1, 2006. The adoption of SFAS No. 154 will only impact us if there are accounting changes or error corrections.
     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006.
     Reclassifications
     Certain prior year amounts have been reclassified to conform with current year presentations. Freight revenues for our Professional Services segment previously were netted with freight costs in cost of goods sold on our consolidated income statements, but are now included in net sales consistent with the presentation in our Annual Financial Statements for the fiscal year ended October 31, 2006. Expenditures for capitalized patents previously were classified in the operating activities section of our consolidated statements of cash flows, but are now classified as investing activities consistent with the presentation in our Annual Financial Statements for the fiscal year ended October 31, 2006. As a result, we reclassified $1.1 million of patent expenditures out of the operating activities section and into the investing activities section of the consolidated statements of cash flows for the three months ended January 27, 2006. These reclassifications had no effect on reported earnings, working capital or shareowners’ investment.

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
     The following table provides detail on the activity in the warranty reserve accrual balance as of February 2, 2007:

	Accrual	Charged to costs		Accrual
	October 31, 2006	and expenses	Deductions	February 2, 2007
		(In millions)
Warranty Reserve	$9.5	$0.9	$1.1	$9.3
Note 2: Share-Based Compensation
     Share-based compensation recognized under SFAS 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95,” for the three months ended February 2, 2007 and January 27, 2006 was $1.9 million and $3.4 million, respectively. This decrease was due to the full vesting of certain awards during fiscal 2006. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards.
Note 3: Discontinued Operations
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France Professional Services business (“APS France”). On January 12, 2007, we completed the sale of certain assets to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million, a portion of which is held in escrow for six months. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. The APS France business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance. During the three months ended February 2, 2007, we recorded an additional loss of $5.1 million because of working capital adjustments and additional expenses related to the finalization of the sale. The total loss on sale was $27.7 million.
     The financial results of our APS France business are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial results of our APS France business included in discontinued operations is:

	Three Months Ended
	February 2,	January 27,
	2007	2006
	(In millions)
Net sales	$7.1	$10.0
Loss from discontinued operations	$(0.7)	$(1.1)
Loss on sale of discontinued operations	(5.1)	—

Loss from discontinued operations	$(5.8)	$(1.1)

Note 4: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended
	February 2,	January 27,
	2007	2006
	(In millions, except
	per share amounts)
Numerator:
Income (loss) from continuing operations	$9.4	$(1.3)

Denominator:
Weighted average common shares outstanding — basic	117.2	116.7
Employee options and other	0.1	—

Weighted average common shares outstanding — diluted	117.3	116.7

Basic and diluted income (loss) per share from continuing operations	$0.08	$(0.01)

     Excluded from the dilutive securities described above are employee stock options to acquire 6.9 million and 7.1 million shares for the three months ended February 2, 2007, and January 27, 2006, respectively. These exclusions were made because the exercise prices of these options were greater than the average market price of our common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.
     Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three months ended February 2, 2007 and January 27, 2006 because the exercise price of these warrants was greater than the average market price of our common stock.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest expense on the convertible notes is deducted and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes are excluded. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended February 2, 2007 and January 27, 2006 because of their anti-dilutive effect.
Note 5: Inventories
     Inventories consist of:

	February 2,	October 31,
	2007	2006
	(In millions)
Purchased materials	$68.4	$66.9
Manufactured products	128.4	129.2
Work-in-process	4.1	4.5
Less: Inventory reserve	(33.1)	(35.1)

Total inventories, net	$167.8	$165.5

Note 6: Property & Equipment
     Property & equipment consists of:

	February 2,	October 31,
	2007	2006
	(In millions)
Land and buildings	$141.3	$141.2
Machinery and equipment	383.2	386.3
Furniture and fixtures	39.0	39.0
Less: Accumulated depreciation	(373.7)	(370.3)

Total	189.8	196.2
Construction-in-progress	14.7	10.3

Total property & equipment, net	$204.5	$206.5

Note 7: Goodwill and Intangible Assets
     We recorded $238.5 million of goodwill in connection with our acquisitions of the KRONE group (“KRONE”) and of Fiber Optic Network Solutions Corp. (“FONS”). All of the goodwill derived from these acquisitions has been assigned to our Global Connectivity Solutions segment. Most of this goodwill is not deductible for tax purposes.
     We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting primarily of trademarks, technology and a distributor network. We recorded intangible assets of $83.3 million in connection with the acquisition of FONS, consisting primarily of customer relationships, existing technology and non-compete agreements. Another $4.7 million related to patents and a non-compete agreement was recorded in connection with our acquisition of OpenCell Corp. from Crown Castle International Corp.
Note 8: Income Taxes
     Under the liability method of accounting for income taxes, a deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, in the fourth quarter of fiscal 2006, we released our valuation allowance on $49.0 million of U.S. deferred tax assets which were expected to be realized over the following two-year period. We plan to maintain net U.S. deferred tax assets on our balance sheet at this amount until there is sufficient positive evidence that, more likely than not, a benefit will be realized with respect to a higher level of deferred tax assets.
     Our income tax provision for the three months ended February 2, 2007 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of February 2, 2007, our net deferred tax assets were $1,021.2 million with a related valuation allowance of $975.6 million. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $222.3 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.

Note 9: Comprehensive Income
     Comprehensive income has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income derives from foreign currency translation adjustments and unrealized gains on available-for-sale securities.
     The components of comprehensive income are:

	Three Months Ended
	February 2,	January 27,
	2007	2006
	(In millions)
Net income (loss)	$3.6	$(1.8)
Change in cumulative translation adjustment	0.5	2.2
Unrealized gain from securities classified as available-for-sale	—	0.3

Total comprehensive income	$4.1	$0.7

     There is no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 10: Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended
	February 2, 2007	January 27, 2006
	(In millions)
Service cost	$0.1	$0.1
Interest cost	0.7	0.7

Net periodic benefit cost	$0.8	$0.8

Note 11: Segment and Geographic Information
     During the first quarter of fiscal 2007, we made certain organizational changes that have eliminated the use of a management structure based on a business and geographical matrix. Primarily as a result of these changes, we have changed our reportable segments, as described below. These changes conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
•	Our Broadband Infrastructure and Access business segment has been redefined into three reportable segments — Global Connectivity Solutions, Wireless Solutions and Wireline Solutions.

•	In the prior periods, our business unit level reports presented results through contribution margin. Our current reporting presents fully allocated business unit results through operating income.

•	We have eliminated reporting at the regional level.
     ADC is organized into operating segments based on product grouping. The reportable segments are determined in accordance with how our executive managers develop and execute our global strategies to drive growth and profitability. These strategies include product positioning, research and development programs, cost management, capacity and capital investments for each of the reportable segments. Segment performance is evaluated on several factors, including operating income. Segment operating income excludes restructuring and impairment charges, interest income or expense, other income or expense and provision for income taxes. Assets are not allocated to the segments.
     Our four reportable business segments are:
•	Global Connectivity Solutions

•	Wireless Solutions

•	Wireline Solutions

•	Professional Services

     Our Global Connectivity Solutions (“Connectivity”) products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Wireless Solutions (“Wireless”) products help improve and extend the coverage and capacity of wireless communications networks. These products improve signal quality by boosting the uplink signal of mobile systems to increase receiver performance. These improvements allow mobile subscribers to place more calls successfully, make longer calls, and successfully complete calls in an expanded geographic area.
     Our Wireline Solutions (“Wireline”) products enable communications service providers to deliver high capacity voice and data services over copper or optical facilities in the “last mile/kilometer” of communications networks, while integrating functions and capabilities that help reduce the capital and operating costs of delivering such services.
     Our Professional Services business provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
     Our largest customer, Verizon, accounted for 17.4% and 15.0% of our sales in the three months ended February 2, 2007 and January 27, 2006, respectively. Revenue from Verizon is included in each of the four reportable segments. The recently completed merger of AT&T, BellSouth and Cingular has created another large customer for us. For the three months ended February 2, 2007, AT&T, BellSouth and Cingular (which were combined in the merger) collectively represented approximately 13.9% of our net sales.
     Intersegment sales of $6.0 million and $8.7 million and operating income of $4.0 million and $5.6 million are eliminated from Professional Services for the three months ended February 2, 2007 and January 27, 2006, respectively. These intersegment sales represent Connectivity, Wireless and Wireline products sold by Professional Services.
     The following table sets forth net sales information for each of our above described reportable segments:

	Three Months Ended
	February 2,	January 27,
	2007	2006
	(In millions)

Connectivity	$227.8	$207.9
Wireless	7.4	5.0
Wireline	15.2	15.6
Professional Services	46.8	44.3

Total net sales	$297.2	$272.8

     The following table sets forth certain financial information for each of our above described reportable segments:

				Professional			GAAP
	Connectivity	Wireless	Wireline	Services	Consolidated	Restructuring	Consolidated
	(In millions)
Three Months Ended February 2, 2007
External net sales:
Products	$227.8	$7.4	$15.2	$11.4	$261.8	—	$261.8
Services	—	—	—	35.4	35.4	—	35.4

Total external net sales	$227.8	$7.4	$15.2	$46.8	$297.2	—	$297.2

Depreciation and amortization	$14.6	$0.8	$0.5	$1.2	$17.1	—	$17.1
Operating income (loss)	$14.5	$(4.3)	$1.9	$(4.6)	$7.5	$0.6	$6.9
Three Months Ended January 27, 2006
External net sales:
Products	$207.9	$5.0	$15.6	$13.6	$242.1	—	$242.1
Services	—	—	—	30.7	30.7	—	30.7

Total external net sales	$207.9	$5.0	$15.6	$44.3	$272.8	—	$272.8

Depreciation and amortization	$12.9	$0.5	$0.8	$2.3	$16.5	—	$16.5
Operating income (loss)	$5.8	$(6.3)	$1.5	$(2.0)	$(1.0)	$1.4	$(2.4)

     Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended
	February 2,	January 27,
Geographic Sales Information:	2007	2006
	(In millions)
Inside the United States	$172.5	$156.2
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	31.1	23.5
EMEA (Europe (excluding Germany), Middle East and Africa)	44.4	36.6
Germany	27.3	36.6
Americas (Canada, Central and South America)	21.9	19.9

Total net sales	$297.2	$272.8

Property and Equipment, Net:
Inside the United States	$133.6
Outside the United States	70.9

Total property and equipment, net	$204.5

     No single country has property and equipment sufficiently material to disclose.
Note 12: Restructuring Charges
     During the three months ended February 2, 2007 and January 27, 2006, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three months ended February 2, 2007 and January 27, 2006:

	Three Months Ended
	February 2,	January 27,
	2007	2006
	(In millions)
Employee severance	$0.2	$1.3
Facilities consolidation and lease termination	0.4	0.1

Total restructuring charges	$0.6	$1.4

     Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended February 2, 2007, approximately 50 employees in our Connectivity segment in Mexico were impacted by reduction in force. During the three months ended January 27, 2006, approximately 50 employees, primarily in our Wireline segment in North Carolina, were impacted by reduction in force. Although a similar number of employees were impacted by restructuring during each of these periods, the expense associated with the current year restructuring is lower because of a lower average severance cost per employee. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended February 2, 2007 and January 27, 2006, we incurred charges of $0.4 million and $0.1 million, respectively, due to our decision to close unproductive and excess facilities and to the continued softening of real estate markets, which resulted in lower sublease income.

     The following table provides detail on our restructuring activity and the remaining accrual balance by category as of February 2, 2007:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	October 31, 2006	Additions	Charged to accrual	February 2, 2007
	(In millions)
Employee severance costs	$12.5	$0.2	$2.4	$10.3
Facilities consolidation	15.9	0.4	2.1	14.2

Total restructuring accrual	$28.4	$0.6	$4.5	$24.5

     We expect that substantially all of the remaining $10.3 million of cash expenditures relating to employee severance costs incurred as of February 2, 2007, will be paid by the end of fiscal 2007. Of the $14.2 million to be paid for the consolidation of facilities, we expect that approximately $4.1 million will be paid by the end of fiscal 2007 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
     In addition to the restructuring accrual described above, we have $1.0 million of assets held for sale at February 2, 2007. We classified these as other current assets as we expect to sell or dispose of these assets before the end of fiscal 2007.
Note 13: Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended
	February 2,	January 27,
	2007	2006
	(In millions)
Interest income on investments	$7.2	$4.6
Interest expense on borrowings	(4.1)	(3.3)

Interest income, net	3.1	1.3
Foreign exchange income	0.6	0.6
Loss on sale of fixed assets	(0.3)	(0.5)
Gain on investments	0.4	—
Other, net	(0.2)	1.0

Subtotal	0.5	1.1

Total other income (expense), net	$3.6	$2.4

Note 14: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of February 2, 2007, we had recorded approximately $5.2 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     Income Tax Contingencies: Our effective tax rate is impacted by reserve provisions and changes to reserves that we consider appropriate. We establish reserves when, despite our belief that our tax returns reflect the proper treatment of all matters, we believe that the treatment of certain tax matters is likely to be challenged and that we may not ultimately be successful.
     Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances, such as the progress of a tax audit. Furthermore, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies.

     Other Contingencies: As a result of the divestiture discussed in Note 3, we may incur charges related to obligations retained based on the sale agreement, primarily related to income tax contingencies. At this time, none of those obligations are probable or estimable.
     Change of Control: Our Board of Directors has approved the extension of certain employee benefits, including salary continuation to key employees, in the event of a change of control of ADC.
Note 15: Subsequent Event
     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand Networks, Inc. to sell our entire interest in BigBand for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and completed the sale of our BigBand stock. This resulted in a gain of approximately $57.1 million.
      On March 2, 2007, we entered into an agreement to purchase an additional eleven percent interest in our Indian subsidiary KRONE Communications Ltd. from Karnataka State Electronics Development Corporation Limited (KEONICS) for a purchase price of approximately $1.9 million. The closing of the transaction remains subject to certain conditions. Following the closing of the transaction we will hold a 62% equity interest in KRONE Communications, Ltd.
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
     During the first quarter of fiscal 2007, we made certain organizational changes that have eliminated the use of a management structure based on a business and geographical matrix. Primarily as a result of these changes, we have changed our reportable segments, as described below. These changes conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
•	Our Broadband Infrastructure and Access business segment has been redefined into three reportable segments — Global Connectivity Solutions, Wireless Solutions and Wireline Solutions.

•	In the prior periods, our business unit level reports presented results through contribution margin. Our current reporting presents fully allocated business unit results through operating income.

•	We have eliminated reporting at the regional level.
     As a result, we offer broadband connectivity products, wireless capacity and coverage optimization products, wireline access products and professional services to our customers through the following four reportable business segments:
•	Connectivity

•	Wireless

•	Wireline

•	Professional Services

     Our Connectivity solutions connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Wireless solutions help improve and extend the coverage and capacity of wireless communications networks. These products improve signal quality by boosting the uplink signal of mobile systems to increase receiver performance. These improvements allow mobile subscribers to place more calls successfully, make longer calls, and successfully complete calls in an expanded geographic area.
     Our Wireline solutions enable communications service providers to deliver high capacity voice and data services over copper or optical facilities in the “last mile/kilometer” of communications networks, while integrating functions and capabilities that help reduce the capital and operating costs of delivering such services.
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
     While factors such as regulatory changes will impact the communications industry significantly, we believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks. People and businesses are accessing the Internet and using Web-based software applications through broadband connections with rising frequency. Further, the growing popularity of applications such as digital video and audio programs, uploading and downloading content, podcasting, wireless data and video services, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming via the Internet, distance learning, telemedicine and high-speed imaging is increasing the need for broadband network infrastructure.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price either with service providers or by developing their own networks that can provide all of their communications needs. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection versus individual services being conducted over separate connections. We believe the competition among service providers to retain new customers over these more fully integrated networks is causing services to be offered more frequently at low, flat-rate prices as opposed to prices based on metered usage.
     The evolution to next generation networks that offer services at ever lower prices is affecting our industry significantly. We believe there are increased opportunities to provide market infrastructure elements that are designed to allow networks to provide more robust services and operate more efficiently. In recent years, our industry has experienced modest overall spending increases and we presently expect this trend to continue. The mix of products on which our customers spend, however, is shifting towards new initiatives, such as the deployment of fiber-optic networks beyond the central office of service providers and closer to the ultimate end-user, as well as to the development of more powerful private enterprise networks. The products that support these new initiatives often have lower margins than many of our legacy products, such as our copper connectivity products for central office infrastructure. This in turn has had an impact on our gross margins. Further, sales of these products are often project-based, causing our sales to fluctuate from period to period and making the timing of our sales harder to predict.
     Overall, we continue to expect our sales to grow over time, primarily as a result of broadband initiatives as well as enterprise projects. Our ability to take advantage of any spending increases will depend on the acceptance of such products as our fiber connectivity for central offices and FTTX, our TrueNet ® and CopperTentm structured cabling solutions, our Digivance wireless coverage and our Wi-Fi and WiMAX solutions.

     In addition, competitive pressures to win and retain customers are causing many of our service provider customers to consolidate with one another in order to gain greater scale as well as the ability to offer a wider range of wireline and wireless services. Consolidation results in larger customers who have increased buying power and fewer competitors. In turn, we expect consolidation will place pressure on the prices at which we and other vendors can sell products and services. We also believe that consolidation among our customers is likely to cause short-term spending deferrals while the combined companies focus on integration activities. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they likely are to gain from consolidation and the products they elect to purchase will impact our sales growth and profit margins and those of other equipment vendors.
     Coupled with the need for revenue growth, we believe we must become more cost efficient in order to increase profitability on a more consistent basis. We therefore are focusing aggressively on ways to conduct our operations more efficiently. We remain committed to be a low-cost industry leader. We presently are implementing the following initiatives as part of an overall project we call “competitive cost transformation”:
•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas;

•	redesigning product lines to utilize more common components;

•	increasing direct material savings from strategic sourcing globally;

•	sunsetting end of life products; and

•	improving our order-to-delivery processes.
     Our ability to implement this strategy is subject to numerous risks and uncertainties and we cannot assure you our efforts with this strategy will be successful.
     As has been the case for many years, our business remains dependent largely on sales to communications service providers and for the three months ended February 2, 2007, our top five customers in that industry accounted for 38.9% of our revenue. While our entry into enterprise markets in recent years has mitigated this dependence to some degree, our Professional Services business recently became more dependent upon a single customer, AT&T, following the merger of AT&T, BellSouth and Cingular.
     To grow our business further we believe we must continue to invest in research and development initiatives and to search for appropriate acquisition opportunities. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. This includes a portfolio of projects with varying risk and reward profiles. We seek acquisitions primarily to strengthen our core product portfolio. Our efforts are focused on opportunities within our existing markets, as well as in adjacent or related markets that we believe will strengthen our core offerings. In addition, we are focused on finding acquisitions that may enhance our geographic operations. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K/A for the year ended October 31, 2006. Updates to these risk factors are found in Item 1A of this report on Form 10-Q.

Results of Operations
Net Sales
     The following table shows the percentage change in net sales and expense items from continuing operations for the three months ended February 2, 2007 and January 27, 2006:

			Percentage
	February 2,	January 27,	Increase (Decrease)
	2007	2006	Between Periods
	(In millions)
Net sales	$297.2	$272.8	8.9%
Cost of sales	202.2	186.6	8.4
Gross profit	95.0	86.2	10.2
Operating expenses:
Research and development	17.2	19.0	(9.5)
Selling and administration	70.3	68.2	3.1
Restructuring charges	0.6	1.4	(57.1)

Total operating expenses	88.1	88.6	(0.6)

Operating income	6.9	(2.4)	387.5
Other income (expense), net:
Interest income, net	3.1	1.3	138.5
Other, net	0.5	1.1	(54.5)

Income before income taxes	10.5	—	—
Provision for income taxes	1.1	1.3	(15.4)

Income from continuing operations	$9.4	$(1.3)	823.1%

     The following table sets forth our net sales for the three months ended February 2, 2007 and January 27, 2006 for each of our reportable segments:

			Percentage
	February 2,	January 27,	Increase (Decrease)
Reportable Segment	2007	2006	Between Periods
	(In millions)
Connectivity	$227.8	$207.9	9.6%
Wireless	7.4	5.0	48.0
Wireline	15.2	15.6	(2.6)
Professional Services:
Product	11.4	13.6	(16.2)
Service	35.4	30.7	15.3

Total Professional Services	46.8	44.3	5.6

Total Net Sales	$297.2	$272.8	8.9%

     Our net sales growth for the three months ended February 2, 2007 compared to the three months ended January 27, 2006 was driven primarily by sales growth in Connectivity products. International sales comprised 42.0 % and 42.7% of our net sales for the three months ended February 2, 2007 and January 27, 2006, respectively.
     Our Connectivity products net sales growth for the three months ended February 2, 2007 as compared to the three months ended January 27, 2006 was primarily the result of sales growth in global fiber and enterprise connectivity solutions. Global fiber connectivity sales were driven by strong growth in fiber-to-the-X (“FTTX”) deployments, supplemented by a small increase in central-office fiber sales. Global enterprise connectivity sales increased as a result of favorable business infrastructure spending for new buildings and upgrades of existing facilities. This increase was partially offset by a decline in sales of global copper connectivity solutions as a result of lower sales of outside plant cabinets in Europe. The lower cabinet sales were partially offset by a small increase in sales of central office copper solutions.
     Our Wireless products net sales increased for the three months ended February 2, 2007 as compared to the three months ended January 27, 2006. This increase was due to new market penetration associated with our Tower Top products and increased spending by existing customers on our Digivance coverage and capacity systems.

     Our Wireline products net sales decreased for the three months ended February 2, 2007 as compared to the three months ended January 27, 2006. This decrease resulted from a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide trend in market demand to continue into the future.
     Our Professional Services net sales increased for the three months ended February 2, 2007 as compared to the three months ended January 27, 2006. In the United States, higher sales were primarily due to a customer resuming and expanding its network build programs, partially offset by lower sales due to merger and integration activity among customers which remains ongoing. Sales fluctuations in Germany primarily were due to contract timing and changes in network deployment plans with various customers.
Gross Profit
     During the three months ended February 2, 2007 and January 27, 2006, our gross profit percentages were 32.0% and 31.6%, respectively. The mix of products we sell can vary substantially. As a result, our future gross margin rate is difficult to predict accurately. Gross profits totaled $95.0 million in the quarter ended February 2, 2007, a 10.2% increase over the quarter ended January 27, 2006.
     The increase in gross profit was related to our Connectivity and Wireless segments. The increase in our Connectivity segment gross profit is a combination of product mix, cost reductions and leverage of fixed costs due to higher volume. As described in the net sales section above, during the three months ended February 2, 2007, we had lower sales of outside plant cabinets in Europe, which have lower margins than the average of our products, as compared to the three months ended January 27, 2006. Gross profit also increased in our Wireless segment during the three months ended February 2, 2007 as compared to the three months ended January 27, 2006, mainly due to product mix. Our Wireless sales are largely project-based. Therefore, we expect continued fluctuations in our gross profit percentages as our customers manage their implementation schedules and purchase products only as project deployments require. These increases in gross profit partially were offset by lower margins in our Wireline and Professional Services segments as compared to the three months ended January 27, 2006. The reduction in our Wireline gross profit was due to a one-time cost adjustment which reduced cost for the three months ended January 27, 2006. The reduction in gross profit for our Professional Services segment was the result of costs associated with preparing for increased demand for services from a large customer and for deployment of future projects.
Operating Expenses
     Total operating expenses for the three months ended February 2, 2007 and January 27, 2006 represented 29.7% and 32.5% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring charges.
     Research and development: Research and development expenses for the three months ended February 2, 2007 and January 27, 2006 represented 5.8% and 7.0% of net sales, respectively. This decrease in research and development was partially the result of consolidation of research and development activities that occurred during fiscal 2006. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: The $2.1 million increase in selling and administration expense was due to increases in compensation and related benefits. In addition, we incurred increased legal costs associated with actions to protect certain of our intellectual property rights. Offsetting these increases were decreases in share-based compensation expense and retention expense. Share-based compensation recognized under SFAS 123(R) for the three months ended February 2, 2007 was $1.9 million compared to $3.4 million for the three months ended January 27, 2006. This decrease was due to the full vesting of certain awards during fiscal 2006. During the three months ended January 27, 2006, we also incurred $2.4 million of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006.
     Restructuring charges: Restructuring charges include employee severance and facility consolidation costs associated with our decisions to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended February 2, 2007, approximately 50 employees in our Connectivity segment in Mexico were impacted by reductions in force. During the three months ended January 27, 2006, approximately 50 employees, primarily in our Wireline segment in North Carolina, were impacted by reductions in force. Although a similar number of employees were impacted by restructuring during each of these periods, the expense associated with the current year restructuring was significantly lower because of a lower average severance cost per employee.

Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended
	February 2,	January 27,
	2007	2006
	(In millions)
Interest income on investments	$7.2	$4.6
Interest expense on borrowings	(4.1)	(3.3)

Interest income, net	3.1	1.3
Foreign exchange gain	0.6	0.6
Loss on sale of fixed assets	(0.3)	(0.5)
Gain on investments	0.4	—
Other, net	(0.2)	1.0

Subtotal	0.5	1.1

Total other income (expense), net	$3.6	$2.4

     Income Taxes
     Our effective income tax rate from continuing operations for the three months ended February 2, 2007 was 10.5%, reflecting a tax provision of $1.1 million. For the three months ended January 27, 2006, our tax provision was $1.3 million on pretax income from continuing operations of $0.0. Substantially all of our income tax provision for the three months ended February 2, 2007 and January 27, 2006 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 8 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, in the fourth quarter of fiscal 2006, we reduced our valuation allowance on $49.0 million of U.S. deferred tax assets which were expected to be realized over the following two-year period. We plan to maintain net U.S. deferred tax assets on our balance sheet at this amount until there is sufficient positive evidence that, more likely than not, a benefit will be realized with respect to higher level of U.S. deferred tax assets.
Discontinued Operations
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France business. On January 12, 2007, we completed the sale of certain assets to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million, a portion of which is held in escrow for six months. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. The APS France business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance. During the three months ended February 2, 2007, we recorded an additional loss of $5.1 million because of working capital adjustments and additional expense related to the finalization of the sale. The total loss on sale was $27.7 million.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K/A for fiscal 2006 for a discussion of our critical accounting policies and estimates.

Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $562.0 million at February 2, 2007, an increase of $24.3 million compared to $537.7 million as of October 31, 2006. We describe the reasons for this increase below under the caption “Operating Activities”.
     During our second fiscal quarter, we received net cash of approximately $57.1 million related to the sale of our interest in BigBand. See note 15 for more information.
     We invest a large portion of our available cash in highly liquid government securities and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of February 2, 2007, we had restricted cash of $12.9 million compared to $14.0 million as of October 31, 2006, a decrease of $1.1 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. Generally, we are entitled to the interest earnings on our restricted cash balance and interest earned on restricted cash is included in cash and cash equivalents.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the three months ended February 2, 2007 was $31.4 million. This cash inflow was due to $9.4 million of operating income, $18.4 million of adjustments to reconcile net income to net cash provided by operating activities and a $15.6 million decrease in operating assets. These cash inflows were partially offset by a $12.0 million decrease in operating liabilities. The decrease in operating assets was related to improved cash collections. The decrease in operating liabilities is related to the payment of interest on our convertible note. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow.
     Net cash used by operating activities from continuing operations for the three months ended January 27, 2006 was $11.7 million. This use of cash was primarily due to a $31.5 million decrease in operating liabilities, offset by $21.9 million of adjustments to reconcile net income to net cash used by operating activities. The $31.5 million decrease in operating liabilities included $31.2 million for payment of fiscal year 2005 incentives and the payment of accrued restructuring costs offset by increases in accounts payable and other current liabilities. Our employee incentives are accrued throughout the fiscal year, but paid in the first quarter of the subsequent year.
     Investing Activities
     Cash used by investing activities from continuing operations was $29.2 million for the three months ended February 2, 2007, which was largely due to $8.7 million for property and equipment additions and a $22.0 million net increase in available-for-sale securities. These were offset by a $1.2 million decrease in restricted cash.
     Cash used by investing activities from continuing operations was $6.7 million for the three months ended January 27, 2006, including $6.2 million for property and equipment additions and a $2.1 million net increase in available-for-sale securities. These were offset by a $1.5 million decrease in restricted cash.
     Financing Activities
     Cash provided by financing activities was $0.1 million for the three months ended February 2, 2007, compared with cash provided by financing activities of $5.9 million for the three months ended January 27, 2006. This primarily was related to the issuance of common stock for certain employee benefit plans during the quarter in both years. The decrease from the three months ended January 27, 2006 was due to a significant reduction in stock option exercises.

     Unsecured Debt
     As of February 2, 2007, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375% and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 5.795% for the six-month period ending December 15, 2006 and declined to 5.729% for the period December 16, 2006 to June 15, 2007. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.
     Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2006. See our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006, for additional information regarding our contractual obligations.
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations. We expect that our entire restructuring accrual of $24.5 million as of February 2, 2007, will be paid from our unrestricted cash as follows:
•	$10.3 million for employee severance will be paid by the end of fiscal 2007;

•	$4.1 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid in fiscal 2007; and

•	the remainder of $10.1 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.
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
     Our $200.0 million of fixed rate convertible notes mature on June 15, 2008, and the other $200.0 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers or vendors, which can influence future sales to these customers as well as our ability to collect amounts due us or obtain necessary materials and components; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by other parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components and the prices of those materials and components which could be subject to volatility, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K/A for the year ended October 31, 2006. Updates to these risk factors are found in Item 1A of this report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As disclosed in our Annual Report on Form 10-K/A for the year ended October 31, 2006, our major market risk exposure relates to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since October 31, 2006. We have not acquired any new derivative financial instruments since October 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In connection with the restatement of our Annual Report on Form 10-K/A for the year ended October 31, 2006, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). This evaluation identified a material weakness in our internal control over financial reporting related to the timing of certain impairment charges associated with the placement of APS France into discontinued operations. Specifically, we did not consider the application of EITF 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed Of” (“EITF 01-5”) at the time of the preparation and review of our third quarter and fiscal year end financial statements for fiscal 2006. As a result, we did not record in our third quarter of fiscal 2006 an impairment charge related to the write off of the currency translation adjustment account balance, in accordance with the requirements of EITF 01-5. This issue came to our attention during the process of preparing financial statements for our first fiscal quarter of 2007. We now understand these impairment charges should have been recorded in fiscal 2006 through the application of EITF 01-5. Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of our fiscal year ended October 31, 2006, and were not effective as of our first fiscal quarter ended February 2, 2007.
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
     Changes in Internal Control over Financial Reporting
     During the first quarter of fiscal 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of February 2, 2007, we had recorded approximately $5.2 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K/A by including the following risk factor:
     Our Americas Professional Services Business is exposed to risks associated with a highly concentrated customer base.
     Most of the sales for our Professional Services segment occur within the United States. With the recently consummated merger of AT&T, BellSouth and Cingular, our Professional Services business in the U.S. will be heavily dependent upon AT&T. In the event AT&T reduces, delays or cancels orders with us, we likely will not be able to sell our services to new customers at comparable levels for a significant period of time. Our sales in the Professional Services business, therefore, could decline substantially and could have an adverse effect on our revenues and results of operations.
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

Dated: March 12, 2007	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ Gokul V. Hemmady
Gokul V. Hemmady
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 2, 2007

Exhibit
No.	Description

3—a
Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3—b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

4—a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4—b
Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

4—c
Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4—d
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

31—a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)

31—b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002