Form 10-Q
period 2007-05-04
ADC TELECOMMUNICATIONS INC
filed 2007-06-07
CIK 61478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2007
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
Common stock, $.20 par value: 117,406,627 shares as of June 4, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	May 4,	October 31,
	2007	2006
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$118.9	$142.3
Available-for-sale securities	537.2	395.4
Accounts receivable, net of reserves of $8.8 and $10.2	175.3	169.3
Unbilled revenue	30.2	23.8
Inventories, net of reserves of $34.2 and $35.1	172.8	165.5
Assets of discontinued operations	2.6	14.9
Prepaid and other current assets	29.7	31.5

Total current assets	1,066.7	942.7
Property and equipment, net of accumulated depreciation of $384.0 and $370.3	204.3	206.5
Restricted cash	13.1	14.0
Goodwill	239.0	238.5
Intangibles, net of accumulated amortization of $75.8 and $66.5	131.2	142.0
Available-for-sale securities	7.2	10.7
Long term assets of discontinued operations	0.4	0.3
Other assets	54.6	56.7

Total assets	$1,716.5	$1,611.4

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Accounts payable	$96.6	$88.4
Accrued compensation and benefits	53.8	43.6
Other accrued liabilities	55.8	60.6
Income taxes payable	18.1	17.7
Restructuring accrual	20.5	28.4
Liabilities of discontinued operations	8.2	21.4

Total current liabilities	253.0	260.1
Pension obligations and other long-term liabilities	83.5	77.8
Long-term notes payable	400.0	400.0

Total liabilities	736.5	737.9

Shareowners’ Investment:
(117.3 and 117.2 shares outstanding, respectively)	980.0	873.5

Total liabilities and shareowners’ investment	$1,716.5	$1,611.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Six Months Ended
	May 4, 2007	April 28, 2006	May 4, 2007	April 28, 2006
	(In millions)
Net Sales:
Product	$312.0	$320.7	$573.8	$562.8
Service	37.4	37.4	72.8	68.1

Total net sales	349.4	358.1	646.6	630.9
Cost of Sales:
Product	195.9	207.5	364.7	367.3
Service	33.0	28.9	66.4	55.7

Total cost of sales	228.9	236.4	431.1	423.0

Gross Profit	120.5	121.7	215.5	207.9

Operating Expenses:
Research and development	18.1	19.0	35.3	38.0
Selling and administration	69.2	75.7	139.5	143.9
Restructuring and impairment charges	(0.9)	1.8	(0.3)	3.2

Total operating expenses	86.4	96.5	174.5	185.1

Operating Income	34.1	25.2	41.0	22.8
Other income, net	61.7	2.5	65.3	4.9

Income before income taxes	95.8	27.7	106.3	27.7
Provision for income taxes	2.7	2.6	3.8	3.9

Income from continuing operations	93.1	25.1	102.5	23.8
Discontinued Operations, Net of Tax
Loss from discontinued operations	(1.2)	(2.3)	(1.9)	(3.4)
Gain (loss) on sale of discontinued operations, net	0.2	—	(4.9)	—

Total discontinued operations	(1.0)	(2.3)	(6.8)	(3.4)

Earnings before the cumulative effect of a change in accounting principle	92.1	22.8	95.7	20.4
Cumulative effect of a change in accounting principle	—	—	—	0.6

Net Income	$92.1	$22.8	$95.7	$21.0

Weighted Average Common Shares Outstanding (Basic)	117.3	117.1	117.3	116.9

Weighted Average Common Shares Outstanding (Diluted)	131.8	117.9	131.6	117.6

Basic Earnings (Loss) Per Share:
Continuing operations	$0.79	$0.21	$0.87	$0.20

Discontinued operations	$(0.01)	$(0.02)	$(0.05)	$(0.03)

Cumulative effect of a change in accounting principle	$—	$—	$—	$0.01

Net income per share	$0.78	$0.19	$0.82	$0.18

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.73	$0.21	$0.83	$0.20

Discontinued operations	$(0.01)	$(0.02)	$(0.05)	$(0.03)

Cumulative effect of a change in accounting principle	$—	$—	$—	$0.01

Net income per share	$0.72	$0.19	$0.78	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Six Months Ended
	May 4, 2007	April 28, 2006
	(In millions)
Operating Activities:
Income from continuing operations	$102.5	$23.8
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Impairments	0.1	0.6
Depreciation and amortization	34.2	33.6
Change in bad debt reserve	(0.9)	0.2
Non-cash stock compensation	4.6	6.5
Change in deferred income taxes	0.5	1.4
Loss on sale of property and equipment	0.5	0.7
Gain on sale of investments	(57.5)	—
Other, net	(2.5)	(0.5)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable and unbilled revenues increase	(7.8)	(17.4)
Inventories increase	(4.9)	(4.3)
Prepaid and other assets (increase)/decrease	4.1	(7.0)
Accounts payable increase	6.9	27.1
Accrued liabilities decrease	(3.8)	(34.4)

Total cash provided by operating activities from continuing operations	76.0	30.3
Total cash used for operating activities from discontinued operations	(9.1)	(1.9)

Total cash provided by operating activities	66.9	28.4

Investing Activities:
Acquisitions, net of cash acquired	(2.0)	—
Divestitures, net of cash disposed	0.3	—
Property, equipment and patent additions	(18.3)	(13.5)
Proceeds from disposal of property and equipment	0.5	0.3
Proceeds from collection of notes receivable	—	2.3
Proceeds from sale of investments	59.8	—
Warrant exercise	(1.8)	—
Decrease in restricted cash	1.2	1.6
Purchase of available-for-sale securities	(674.3)	(240.4)
Sale of available-for-sale securities	536.0	229.6
Other	—	0.1

Total cash used for investing activities from continuing operations	(98.6)	(20.0)

Total cash provided by investing activities from discontinued operations	1.1	0.4

Total cash used for investing activities	(97.5)	(19.6)

Financing Activities:
Common stock issued	2.0	9.6

Total cash provided by financing activities	2.0	9.6

Effect of Exchange Rate Changes on Cash	5.2	1.8

Increase/(Decrease) in Cash and Cash Equivalents	(23.4)	20.2
Cash and Cash Equivalents, beginning of period	142.3	108.4

Cash and Cash Equivalents, end of period	$118.9	$128.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and six months ended May 4, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006.
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). During the first quarter of fiscal 2007, we completed this divestiture. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” this business was classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of January, April and July, respectively, and our fiscal year ends on October 31.
     Recently Issued Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle applied as if that principle had always been used. SFAS 154 is effective for changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted the provisions of SFAS 154 on November 1, 2006. The adoption of SFAS 154 will only impact us if there are accounting changes or error corrections.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are required to adopt the provisions of SFAS 159 in our fiscal year beginning November 1, 2008. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial statements.
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
     The following table provides detail on the activity in the warranty reserve accrual balance as of May 4, 2007:

	Accrual	Charged to costs		Accrual
	October 31, 2006	and expenses	Deductions	May 4, 2007
	(In millions)
Warranty Reserve	$9.5	$1.2	$1.6	$9.1
Note 2: Share-Based Compensation
     Share-based compensation recognized under SFAS No. 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95,” for the three and six months ended May 4, 2007 was $2.7 million and $4.6 million, respectively. Share-based compensation expense for the three and six months ended April 28, 2006 was $3.1 million and $6.5 million, respectively. The decrease for the three and six months ended May 4, 2007 compared to the three and six months ended April 28, 2006 was due to the full vesting of certain share-based awards during fiscal 2006. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards.
Note 3: Discontinued Operations
APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million, a portion of which is held in escrow for six months. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance. In the first and second quarters of fiscal 2007, we recorded an additional loss of $5.1 million and a gain of $0.2 million, respectively, resulting in a total loss on sale of $27.5 million. These adjustments were due to subsequent working capital adjustments and additional expenses related to the finalization of the sale.
     The financial results of APS France are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial results of APS France included in discontinued operations are:

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$1.4	$8.5	$8.5	$18.5

Loss from discontinued operations	$(1.2)	$(2.3)	$(1.9)	$(3.4)
Gain (loss) on sale of discontinued operations	0.2	—	(4.9)	—

Loss from discontinued operations	$(1.0)	$(2.3)	$(6.8)	$(3.4)

Note 4: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income from continuing operations	93.1	25.1	102.5	23.8
Interest expense for convertible notes	3.4	—	6.8	—

Net income from continuing operations – diluted	$96.5	$25.1	$109.3	$23.8

Denominator:
Weighted average common shares outstanding – basic	117.3	117.1	117.3	116.9
Convertible bonds converted to common stock	14.2	—	14.2	—
Employee options and other	0.3	0.8	0.1	0.7

Weighted average common shares outstanding – diluted	131.8	117.9	131.6	117.6

Basic income per share from continuing operations	$0.79	$0.21	$0.87	$0.20

Diluted income per share from continuing operations	$0.73	$0.21	$0.83	$0.20

     Excluded from the dilutive securities described above are employee stock options to acquire 6.1 million and 3.0 million shares for the three months ended May 4, 2007, and April 28, 2006, respectively. Also excluded are employee stock options to acquire 6.2 million and 4.2 million shares for the six months ended May 4, 2007 and April 28, 2006, respectively. These employee stock options are excluded if the exercise prices of these options are greater than the average market price of our common stock for the period, or if we have a net loss for the period, both of which would have had an anti-dilutive effect.
     Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three and six months ended May 4, 2007 and April 28, 2006. This exclusion occurred because the exercise price of these warrants was greater than the average market price of our common stock.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest expense on the convertible notes is deducted, and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes are excluded. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended April 28, 2006 because of their anti-dilutive effect. However, these shares were included for the three and six months ended May 4, 2007.
Note 5: Inventories
     Inventories consist of:

	May 4,	October 31,
	2007	2006
	(In millions)
Purchased materials	$72.0	$66.9
Manufactured products	130.8	129.2
Work-in-process	4.2	4.5
Less: Inventory reserve	(34.2)	(35.1)

Total inventories, net	$172.8	$165.5

Note 6: Property & Equipment
     Property & equipment consists of:

	May 4,	October 31,
	2007	2006
	(In millions)
Land and buildings	$142.1	$141.2
Machinery and equipment	394.7	386.3
Furniture and fixtures	39.6	39.0
Less: Accumulated depreciation	(384.0)	(370.3)

Total	192.4	196.2
Construction-in-progress	11.9	10.3

Total property & equipment, net	$204.3	$206.5

Note 7: Goodwill and Intangible Assets
     We recorded $239.0 million of goodwill in connection with our acquisitions of the KRONE group (“KRONE”), Fiber Optic Network Solutions Corp. (“FONS”) and an additional eleven percent of the outstanding shares in our majority-owned Indian based subsidiary KRONE Communications Ltd. (“KCL”). All of the goodwill derived from these acquisitions has been assigned to our Global Connectivity Solutions segment. Most of this goodwill is not deductible for tax purposes.

     On April 26, 2007, we completed the acquisition of an additional eleven percent of the outstanding shares in KCL from Karnataka State Electronics Development Corporation Limited for a purchase price of approximately $2.0 million. We now own 62% of the outstanding shares of KCL. Goodwill of $0.5 million was recorded in the transaction. KCL’s results have been and continue to be fully consolidated in our results of operations.
     The changes in the carrying amount of goodwill for the six months ended May 4, 2007 are as follows (in millions):

Balance as of October 31, 2006	$238.5
Goodwill acquired during the year	0.5

Balance as of May 4, 2007	$239.0

     We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting primarily of trademarks, technology and a distributor network. We recorded additional intangible assets of $83.3 million in connection with the acquisition of FONS, consisting primarily of customer relationships, existing technology and non-compete agreements. Another $4.7 million of intangible assets related to patents and a non-compete agreement was recorded in connection with our acquisition of OpenCell Corp. from Crown Castle International Corp. in fiscal 2005.
Note 8: Income Taxes
     Under the liability method of accounting for income taxes, a deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, in the fourth quarter of fiscal 2006, we released our valuation allowance on $49.0 million of U.S. deferred tax assets which were expected to be realized over the following two-year period. We plan to maintain net U.S. deferred tax assets on our balance sheet at this amount until there is sufficient positive evidence that it is more likely than not a benefit will be realized with respect to a higher level of deferred tax assets.
     Our income tax provision for the three and six months ended May 4, 2007 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of May 4, 2007, our net deferred tax assets were $985.8 million with a related valuation allowance of $940.9 million. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021. There is, however, $212.5 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.
Note 9: Comprehensive Income
     Comprehensive income has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income is derived from foreign currency translation adjustments and unrealized gains on available-for-sale securities.
     The components of comprehensive income are:

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Net income (loss)	$92.1	$22.8	$95.7	$21.0
Change in cumulative translation adjustment (1)	4.1	(1.4)	4.6	0.8
Unrealized gain (loss) from securities classified as available-for-sale	—	0.4	—	0.7

Total comprehensive income	$96.2	$21.8	$100.3	$22.5

     There was no net tax impact for the components of comprehensive income due to the valuation allowance.

(1)	The change in cumulative translation adjustment for the three and six months ended May 4, 2007 was mainly due to the strengthening of the Euro and Indian Rupee in relation to the U.S. dollar.

Note 10: Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	0.8	0.7	1.6	1.4

Net periodic benefit cost	$0.9	$0.8	$1.7	$1.6

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
     We are organized into operating segments based on product grouping. The reportable segments are determined in accordance with how our executive managers develop and execute our global strategies to drive growth and profitability. These strategies include product positioning, research and development programs, cost management, capacity and capital investments for each of the reportable segments. Segment performance is evaluated on several factors, including, but not limited to, operating income. Segment operating income excludes restructuring and impairment charges, interest income or expense, other income or expense and provision for income taxes. Assets are not allocated to the segments.
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
     Our largest customer, Verizon, accounted for 21.0% and 19.5% of our sales in the three months ended May 4, 2007 and April 28, 2006, respectively. Also, Verizon accounted for 19.3% and 17.6% of our sales in the six months ended May 4, 2007 and April 28, 2006, respectively. Revenue from Verizon is included in each of the four reportable segments. The recently completed merger of AT&T, BellSouth and Cingular (now collectively “AT&T”) has created another large customer for us. For the three and six months ended May 4, 2007, AT&T represented approximately 15.0% and 14.6%, respectively, of our net sales.
     Intersegment sales of $6.8 million and $11.3 million and operating income of $5.5 million and $9.5 million are eliminated from Professional Services for the three and six months ended May 4, 2007, respectively. Additionally, intersegment sales of $9.6 million and $16.5 million and operating income of $7.9 million and $13.4 million are eliminated from Professional Services for the three and six months ended April 28, 2006, respectively. These intersegment sales represent Connectivity, Wireless and Wireline products sold by Professional Services.
     The following table sets forth certain financial information for each of our above described reportable segments:

				Professional		Restructuring and	GAAP
	Connectivity	Wireless	Wireline	Services	Consolidated	Impairment	Consolidated
	(In millions)
Three Months Ended May 4, 2007
External net sales:
Products	$272.1	$12.8	$13.7	$13.4	$312.0	—	$312.0
Services	—	—	—	37.4	37.4	—	37.4

Total external net sales	$272.1	$12.8	$13.7	$50.8	$349.4	—	$349.4

Depreciation and amortization	$14.6	$0.8	$0.5	$1.2	$17.1	—	$17.1
Operating income (loss)	$38.3	$(3.2)	$(0.3)	$(1.6)	$33.2	$0.9	$34.1
Three Months Ended April 28, 2006
External net sales:
Products	$279.6	$9.4	$16.8	$14.9	$320.7	—	$320.7
Services	—	—	—	37.4	37.4	—	37.4

Total external net sales	$279.6	$9.4	$16.8	$52.3	$358.1	—	$358.1

Depreciation and amortization	$13.6	$0.7	$0.8	$2.0	$17.1	—	$17.1
Operating income (loss)	$32.2	$(6.4)	$1.1	$0.1	$27.0	$(1.8)	$25.2

				Professional		Restructuring and	GAAP
	Connectivity	Wireless	Wireline	Services	Consolidated	Impairment	Consolidated
	(In millions)
Six Months Ended May 4, 2007
External net sales:
Products	$499.9	$20.2	$28.9	$24.8	$573.8	—	$573.8
Services	—	—	—	72.8	72.8	—	72.8

Total external net sales	$499.9	$20.2	$28.9	$97.6	$646.6	—	$646.6

Depreciation and amortization	$29.2	$1.6	$1.0	$2.4	$34.2	—	$34.2
Operating income (loss)	$52.8	$(7.5)	$1.6	$(6.2)	$40.7	$0.3	$41.0
Six Months Ended April 28, 2006
External net sales:
Products	$487.5	$14.4	$32.4	$28.5	$562.8	—	$562.8
Services	—	—	—	68.1	68.1	—	68.1

Total external net sales	$487.5	$14.4	$32.4	$96.6	$630.9	—	$630.9

Depreciation and amortization	$26.5	$1.2	$1.6	$4.3	$33.6	—	$33.6
Operating income (loss)	$38.0	$(12.7)	$2.6	$(1.9)	$26.0	$(3.2)	$22.8

Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Sales:
Inside the United States	$225.8	$219.5	$398.8	$375.7
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	30.5	26.5	61.6	50.0
EMEA (Europe (excluding Germany), Middle East and Africa)	45.4	44.5	89.9	81.2
Germany	26.2	43.5	52.9	80.0
Americas (Canada, Central and South America)	21.5	24.1	43.4	44.0

Total net sales	$349.4	$358.1	$646.6	$630.9

Property and Equipment, Net:
Inside the United States	$131.2
Outside the United States	73.1

Total property and equipment, net	$204.3

     No single country outside of the U.S. has property and equipment sufficiently material to disclose.
Note 12: Restructuring Charges
     During the three and six months ended May 4, 2007 and April 28, 2006, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and six months ended May 4, 2007 and April 28, 2006:

	Three Months Ended		Six Months Ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Employee severance	$0.4	$1.1	$0.6	$2.4
Facilities consolidation and lease termination	(1.4)	0.1	(1.0)	0.2
Fixed asset write-downs	0.1	0.6	0.1	0.6

Total restructuring and impairment charges	$(0.9)	$1.8	$(0.3)	$3.2

     Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended May 4, 2007, 24 and 71 employees, respectively, were impacted by reductions in force. These reductions included 23 employees in our Professional Services segment in Germany and 48 employees in our Connectivity segment (47 employees located in Mexico and one located in Australia). During the three and six months ended April 28, 2006, 36 and 79 employees, respectively were impacted by reductions in force. These reductions were principally in our Connectivity segment (36 employees located in Minnesota) and our Wireline segment (43 employees located in North Carolina). The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and six months ended May 4, 2007, we recorded credits of $1.4 million and $1.0 million, respectively, due primarily to the recognition and collection of subtenant rental income that had been previously written off as uncollectible. For the three and six months ended April 28, 2006, we incurred charges of $0.1 million and $0.2 million, respectively, related to facility consolidations.
     During the three and six months ended May 4, 2007, we incurred $0.1 million of impairment charges related to internally developed capitalized software costs. During the three and six months ended April 28, 2006, we incurred $0.6 million of impairment charges related to property and equipment as a result of our continued consolidation of excess facilities.

     The following table provides details on our restructuring activity and the remaining accrual balance by category as of May 4, 2007:

		Continuing
	Accrual	Operations Net	Cash Payments	Accrual
Type of Charge	October 31, 2006	Additions	Charged to Accrual	May 4, 2007
	(In millions)
Employee severance costs	$12.5	$0.6	$5.2	$7.9
Facilities consolidation	15.9	(1.0)	2.3	12.6

Total restructuring accrual	$28.4	$(0.4)	$7.5	$20.5

     We expect that substantially all of the remaining $7.9 million of cash expenditures relating to employee severance costs incurred as of May 4, 2007, will be paid by the end of fiscal 2007. Of the $12.6 million to be paid for the consolidation of facilities, we expect that approximately $2.4 million will be paid by the end of fiscal 2007 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
     In addition to the restructuring accrual described above, we have $1.0 million of assets held for sale at May 4, 2007. We classified these as other current assets as we expect to sell or dispose of these assets before the end of fiscal 2007.
Note 13: Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended		Six months ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Interest income on investments	$8.2	$4.9	$15.4	$9.5
Interest expense on borrowings	(4.2)	(3.6)	(8.3)	(6.9)

Interest income, net	4.0	1.3	7.1	2.6

Foreign exchange income	0.9	0.8	1.5	1.4
Loss on sale of fixed assets	(0.2)	(0.2)	(0.5)	(0.7)
Gain on sale of investments	57.1	—	57.5	—
Other, net	(0.1)	0.6	(0.3)	1.6

Subtotal	57.7	1.2	58.2	2.3

Total other income (expense), net	$61.7	$2.5	$65.3	$4.9

     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand Networks, Inc. (“BigBand”) to sell our entire interest in BigBand for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and completed the sale of our BigBand stock. This resulted in a gain of approximately $57.1 million. This gain did not have a tax provision impact due to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain.
     On January 10, 2007, we sold our interest in Redback Networks, Inc. (“Redback”) for gross proceeds of $0.9 million which resulted in a gain of $0.4 million.
     The increase in net interest income is due to higher cash balances and higher interest rates.
Note 14: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of May 4, 2007, we had recorded approximately $4.9 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     We became aware of a potential reporting violation of the Emergency Planning and Community Right to Know Act at our Sydney, Nebraska facility during an internal audit of the facility. Subsequently, we voluntarily disclosed this matter and submitted complete and updated reports to the United States Environmental Protection Agency and the State of Nebraska. We will work closely with the Environmental Protection Agency to resolve this matter. At the current time, we cannot, with reasonable certainty, estimate the amount of any costs ADC may incur in connection with this matter, however, we do not expect the resolution of this matter to have a material impact on our financial statements.
     Income Tax Contingencies: Our effective tax rate is impacted by reserve provisions and changes to reserves that we consider appropriate. We establish reserves when, despite our belief that our tax returns reflect the proper treatment of all matters, we believe that the treatment of certain tax matters could be challenged and that we may not ultimately be successful.
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
     Other Contingencies: As a result of the divestiture of APS France discussed in Note 3, we may incur charges related to obligations retained based on the sale agreement, primarily related to income tax contingencies. At this time, none of those obligations are probable or estimable.
     In the second quarter of fiscal 2007, we incurred charges of approximately $1.3 million related to delays in the deployment of our ACX cross-connect product. We face continued uncertainty around both the scope and timing of potential deployments for our ACX product by key customers in Europe. We are currently conducting a review of the product, market and business case for an automated cross-connect solution. If the outcome of this review is unfavorable, it would result in future write-offs or impairments of the inventory and fixed assets related to ACX and other charges related to purchase commitments. We cannot determine the amount of any potential additional charges until this review is complete.
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
•	Our Broadband Infrastructure and Access business segment has been redefined into three reportable segments — Global Connectivity Solutions, Wireless Solutions and Wireline Solutions.

•	In the prior periods, our business unit level reports presented results through contribution margin. Our current reporting presents fully allocated business unit results through operating income.

•	We eliminated reporting at the regional level.
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
     While factors such as regulatory changes will impact the communications industry significantly, we believe there are two key elements driving the migration to next-generation networks:

•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks. People and businesses are increasingly accessing the Internet and using Web-based software applications through broadband connections. Further, the growing popularity of applications such as digital video and audio programs, uploading and downloading content, podcasting, wireless data and video services, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming via the Internet, distance learning, telemedicine and high-speed imaging is increasing the need for broadband network infrastructure.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price either with service providers or by developing their own networks that can provide all of their communications needs. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection versus individual services being conducted over separate connections. We believe the competition among service providers to retain new customers over these more fully integrated networks is causing services to be offered more often at low, flat-rate prices as opposed to prices based on metered usage.
     The evolution to next generation networks that offer services at ever lower prices is affecting our industry significantly. We believe there are increased opportunities to provide market infrastructure elements that are designed to allow networks to provide more robust services and operate more efficiently. In recent years, our industry has experienced modest overall spending increases and we presently expect this trend to continue. The mix of products purchased by our customers, however, is shifting towards new initiatives, such as the deployment of fiber-optic networks beyond the central office of service providers and closer to the ultimate end-user, as well as to the development of more powerful private enterprise networks. The products that support these new initiatives often have lower margins than many of our legacy products, such as our copper connectivity products for central office infrastructure. These changes have negatively affected our gross margins. Further, sales of these products are often project-based, causing our sales to fluctuate from period to period and making the timing of our sales harder to predict. For instance, we face continued uncertainty around the timing of potential deployments for our ACX cross-connect product by key customers in Europe. We continue to invest in the development and deployment of an ACX product that will meet the technical and cost needs of our customers; however, both the scope and timing of potential deployments of such a solution by our customers are uncertain at this time. If our ACX product is not deployed, we would realize lost revenue opportunities as well as incur inventory and other charges related to this product initiative.
     Overall, we continue to expect our sales to grow over time, primarily as a result of broadband initiatives as well as enterprise projects. Our ability to take advantage of any spending increases will depend on the acceptance of such products as our fiber connectivity for central offices and fiber-to-the-X (“FTTX”), our automated network solutions, our TrueNet® and CopperTen™ structured cabling solutions, our Digivance® and FlexWave™ wireless coverage and our Wi-Fi and WiMAX solutions.
     In addition, competitive pressures to win and retain customers are causing many of our service provider customers to consolidate with one another in order to gain greater scale as well as the ability to offer a wider range of wireline and wireless services. Consolidation results in larger customers who have increased buying power and fewer competitors. As these large customers seek to renegotiate pricing terms, we expect consolidation will place pressure on the prices at which we and other vendors can sell products and services. We also believe that consolidation among our customers is likely to cause short-term spending deferrals while the combined companies focus on integration activities. Currently, however, as customers complete integration activities, we are experiencing some increased sales demand from these customers. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they likely are to gain from consolidation and the products they elect to purchase will impact our sales growth and profit margins and those of other equipment vendors.
     Coupled with the need for revenue growth, we must also become more cost efficient in order to increase profitability on a more consistent basis. We therefore are focusing aggressively on ways to conduct our operations more efficiently. We remain committed to being a low-cost industry leader and are implementing the following initiatives as part of an overall project we call “competitive cost transformation”:
•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas;

•	redesigning product lines to utilize more common components;

•	increasing direct material savings from strategic sourcing globally;

•	sunsetting end of life products; and

•	improving our order-to-delivery processes.
     While we are beginning to see the benefits of this strategy, our ability to implement this strategy is subject to numerous risks and uncertainties and we cannot assure you our efforts with this strategy will be successful.
     Our customer base is relatively concentrated, with our top five telecommunication customers accounting for 45.3% and 40.0% of our net sales for the three and six months ended May 4, 2007, respectively, and 42.0% and 40.1% of our net sales for the three and six months ended April 28, 2006, respectively. Our largest customers, Verizon and AT&T, accounted for 19.3% and 12.5%, respectively, of our net sales for the six months ended May 4, 2007. Verizon accounted for 17.6% of our net sales for the six months ended April 28, 2006.
     To grow our business further we believe we must continue to invest in research and development initiatives and to search for appropriate acquisition opportunities. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. This includes a portfolio of projects with varying risk and reward profiles. We seek acquisitions primarily to strengthen our core product portfolio. Our efforts are focused on opportunities within our existing markets, as well as in adjacent or related markets that we believe will strengthen our core offerings. In addition, we are focused on finding acquisitions that may enhance our geographic operations. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it to be necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K/A for the year ended October 31, 2006 and in Part II of both our Quarterly Report on Form 10-Q for the quarter ended February 2, 2007 and this Quarterly Report on Form 10-Q.
Results of Operations
Net Sales
     The following table shows the percentage change in net sales and expense items from continuing operations for the three and six months ended May 4, 2007 and April 28, 2006:

	Three months ended		Percentage
	May 4,	April 28,	Increase (Decrease)
	2007	2006	Between Periods
	(In millions)
Net sales	$349.4	$358.1	(2.4)%

Cost of sales	228.9	236.4	(3.2)

Gross profit	120.5	121.7	(1.0)
Operating expenses:
Research and development	18.1	19.0	(4.7)
Selling and administration	69.2	75.7	(8.6)
Restructuring and impairment charges	(0.9)	1.8	(150.0)

Total operating expenses	86.4	96.5	(10.5)

Operating income	34.1	25.2	35.3
Other income (expense), net:
Interest income, net	4.0	1.3	207.7
Other, net	57.7	1.2	4,708.3

Income before income taxes	95.8	27.7	245.8
Provision for income taxes	2.7	2.6	3.8

Income from continuing operations	$93.1	$25.1	270.9%

	Six months ended		Percentage
	May 4,	April 28,	Increase (Decrease)
	2007	2006	Between Periods
	(In millions)
Net sales	$646.6	$630.9	2.5%

Cost of sales	431.1	423.0	1.9

Gross profit	215.5	207.9	3.7
Operating expenses:
Research and development	35.3	38.0	(7.1)
Selling and administration	139.5	143.9	(3.1)
Restructuring and impairment charges	(0.3)	3.2	(109.4)

Total operating expenses	174.5	185.1	(5.7)

Operating income	41.0	22.8	79.8
Other income (expense), net:
Interest income, net	7.1	2.6	173.1
Other, net	58.2	2.3	2,430.4

Income before income taxes	106.3	27.7	283.8
Provision for income taxes	3.8	3.9	(2.6)

Income from continuing operations	$102.5	$23.8	330.7%

     The following table sets forth our net sales for the three and six months ended May 4, 2007 and April 28, 2006 for each of our reportable segments:

	Three months ended		Percentage
	May 4,	April 28,	Increase (Decrease)
Reportable Segment	2007	2006	Between Periods
	(In millions)
Connectivity	$272.1	$279.6	(2.7)%
Wireless	12.8	9.4	36.2
Wireline	13.7	16.8	(18.5)
Professional Services:
Product	13.4	14.9	(10.1)
Service	37.4	37.4	—

Total Professional Services	50.8	52.3	(2.9)

Total Net Sales	$349.4	$358.1	(2.4)%

	Six months ended		Percentage
	May 4,	April 28,	Increase (Decrease)
Reportable Segment	2007	2006	Between Periods
	(In millions)
Connectivity	$499.9	$487.5	2.5%
Wireless	20.2	14.4	40.3
Wireline	28.9	32.4	(10.8)
Professional Services:
Product	24.8	28.5	(13.0)
Service	72.8	68.1	6.9

Total Professional Services	97.6	96.6	1.0

Total Net Sales	$646.6	$630.9	2.5%

     Our net sales declined for the three months ended May 4, 2007, compared to the three months ended April 28, 2006, driven primarily by a sales decline in Connectivity products. However, our net sales increased for the six months ended May 4, 2007, compared to the six months ended April 28, 2006, driven primarily by sales increases in Connectivity during the first quarter of fiscal 2007. International sales comprised 35.4% and 38.3% of our net sales for the three and six months ended May 4, 2007, respectively and comprised 38.7% and 40.4% of our net sales for the three and six months ended April 28, 2006, respectively.
     Our Connectivity products net sales decreased for the three months ended May 4, 2007, as compared to the three months ended April 28, 2006, primarily as the result of a sales decline in global copper connectivity solutions. This decline was caused by lower sales of outside plant cabinets in Europe, as we participated in projects for these products in fiscal 2006 for which our sales are largely complete. The global copper connectivity decline was partially offset by higher global fiber connectivity sales across all of our sales regions as more customers shift to fiber in the central office, seeking increased bandwidth compared to copper. For the six months ended May 4, 2007, as compared to the six months ended April 28, 2006, net sales from our Connectivity products increased as the result of growth in FTTX deployments in the U.S., supplemented by an increase in central-office fiber sales. In addition, global enterprise connectivity sales increased as a result of favorable business infrastructure spending for new buildings and upgrades of existing facilities mainly outside of the U.S. This increase was partially offset by a decline in sales of global copper connectivity solutions as a result of the previously referenced lower sales of outside plant cabinets in Europe.
     Our Wireless products net sales increased for the three and six months ended May 4, 2007, as compared to the three and six months ended April 28, 2006. This increase was due to increased spending by existing customers on our Digivance® coverage and capacity systems.
     Our Wireline products net sales decreased for the three and six months ended May 4, 2007, as compared to the three and six months ended April 28, 2006. This decrease resulted from a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide trend in market demand to continue.
     Our Professional Services net sales decreased for the three months ended May 4, 2007, as compared to the three months ended April 28, 2006. However, Professional Services net sales increased for the six months ended May 4, 2007 as compared to the six months ended April 28, 2006. Sales in Professional Services have fluctuated due to ongoing merger and integration activity among customers. We believe this integration activity affects contract timing and network deployment plans.
Gross Profit
     During the three and six months ended May 4, 2007, our gross profit percentages were 34.5% and 33.3%, respectively, compared to 34.0% and 33.0%, respectively, for the comparable 2006 periods. The mix of products we sell can vary substantially. As a result, our future gross margin rate is difficult to predict accurately.
     The increases in gross profit are primarily driven by our Connectivity products. The increase in our Connectivity segment gross profit is a combination of product mix, cost reductions and supply chain efficiencies. As described in the net sales section above, we have experienced lower sales of outside plant cabinets in Europe as compared to comparable fiscal 2006 periods. Outside plant cabinets typically have lower than average margins compared to our other Connectivity products. Gross profit also increased in our Wireless segment as compared to the same fiscal 2006 periods, mainly due to increased customer deployments of our Digivance® coverage and capacity systems. These increases in gross profit were partially offset by lower margins in our Wireline and Professional Services segments as compared to the same fiscal 2006 periods. The reduction in our Wireline gross profit was driven by higher freight costs. The reduction in gross profit for our Professional Services segment was the result of costs associated with preparing for increased demand for services from a large customer and for deployment of future projects.
Operating Expenses
     Total operating expenses for the three and six months ended May 4, 2007 represented 24.7% and 27.0% of net sales, respectively. These amounts respectively represented 26.9% and 29.3% of net sales for the same fiscal 2006 periods. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring charges.
     Research and development: Research and development expenses for the three and six months ended May 4, 2007 represented 5.2% and 5.5% of net sales, respectively. For the three and six months ended April 28, 2006, these expenses represented 5.3% and 6.0% of net sales, respectively. This decrease in research and development was mainly the result of the consolidation of research and development activities across several of our segments. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expense was $6.5 million and $4.4 million lower during the three and six months ended May 4, 2007, compared to the same periods in fiscal 2006. These decreases were driven by lower stock based compensation expense and also reflected the employee retention costs related to the FONS acquisition in fiscal 2006. Share-based compensation recognized under SFAS 123(R) for the three and six months ended May 4, 2007 was $2.7 million and $4.6 million, respectively. Share-based compensation expense for the three and six months ended April 28, 2006 was $3.1 million and $6.5 million, respectively. The decrease for the three and six months ended May 4, 2007, compared to the three and six months ended April 28, 2006, was due to the full vesting of certain awards during fiscal 2006. During the three and six months ended April 28, 2006, we incurred $2.1 million and $4.5 million of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006. Therefore, there were no retention expenses in fiscal 2007 related to the FONS acquisition.
     Restructuring and impairment charges: Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended May 4, 2007, 24 and 71 employees, respectively, were impacted by reductions in force. These reductions included 23 employees in our Professional Services segment in Germany and 48 employees in our Connectivity segment (47 employees located in Mexico and one located in Australia). During the three and six months ended April 28, 2006, 36 and 79 employees, respectively, were impacted by reductions in force. These reductions were principally in our Connectivity segment (36 employees located in Minnesota) and our Wireline segment (43 employees located in North Carolina).
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and six months ended May 4, 2007, we recorded credits of $1.4 million and $1.0 million, respectively, due primarily to the recognition and collection of sub-tenant rental income that had been previously written-off as uncollectible. For the three and six months ended April 28, 2006, we incurred charges of $0.1 million and $0.2 million, respectively, related to facility consolidations.
     During the three and six months ended May 4, 2007, we incurred $0.1 million of impairment charges related to internally developed capitalized software costs. During the three and six months ended April 28, 2006, we incurred $0.6 million of impairment charges related to property and equipment as a result of our continued consolidation of excess facilities.
Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended		Six months ended
	May 4,	April 28,	May 4,	April 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Interest income on investments	$8.2	$4.9	$15.4	$9.5
Interest expense on borrowings	(4.2)	(3.6)	(8.3)	(6.9)

Interest income, net	4.0	1.3	7.1	2.6

Foreign exchange income	0.9	0.8	1.5	1.4
Loss on sale of fixed assets	(0.2)	(0.2)	(0.5)	(0.7)
Gain on sale of investments	57.1	—	57.5	—
Other, net	(0.1)	0.6	(0.3)	1.6

Subtotal	57.7	1.2	58.2	2.3

Total other income (expense), net	$61.7	$2.5	$65.3	$4.9

     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand to sell our entire interest in BigBand for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and completed the sale of our BigBand stock. This resulted in a gain of approximately $57.1 million. This gain did not have a tax provision impact due to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain.
     On January 10, 2007, we sold our interest in Redback for gross proceeds of $0.9 million which resulted in a gain of $0.4 million.
     The increase in net interest income is due to higher cash balances and higher interest rates.

     Income Taxes
     Our effective income tax rate from continuing operations for the three and six months ended May 4, 2007 was 2.8% and 3.6%, respectively, compared to 9.4% and 14.1% for the comparable fiscal 2006 periods. The lower effective income tax rate between comparable periods is due primarily to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain on the sale of our interest in BigBand in the second quarter of fiscal 2007. The effective tax rate reduction attributable to the gain is discrete to the second quarter of fiscal 2007 and will not impact the effective tax rate in future quarters. Substantially all of our income tax provision for the three and six months ended May 4, 2007 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 8 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance.
     Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, in the fourth quarter of fiscal 2006, we reduced our valuation allowance on $49.0 million of U.S. deferred tax assets which were expected to be realized over the following two-year period. We plan to maintain net U.S. deferred tax assets on our balance sheet at this amount until there is sufficient positive evidence that it is more likely than not a benefit will be realized with respect to higher level of U.S. deferred tax assets.
Discontinued Operations
APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million, a portion of which is held in escrow for six months. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance. In the first and second quarters of fiscal 2007, we recorded an additional loss of $5.1 million and a gain of $0.2 million, respectively, resulting in a net loss on sale of $4.9 million. These adjustments were due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. The total loss on sale was $27.5 million.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K/A for fiscal 2006 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $656.1 million at May 4, 2007, an increase of $118.4 million compared to $537.7 million as of October 31, 2006. The reasons for this increase are described below under the caption “Operating Activities”.
     During our second fiscal quarter, we received net cash of approximately $57.1 million related to the sale of our interest in BigBand. See note 13 for more information.
     We invest a large portion of our available cash in highly liquid government securities and high quality corporate debt securities of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to investment guidelines we maintain.

     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of May 4, 2007, we had restricted cash of $13.1 million compared to $14.0 million as of October 31, 2006, a decrease of $0.9 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. Generally, we are entitled to the interest earnings on our restricted cash balance, and interest earned on restricted cash is included in cash and cash equivalents.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the six months ended May 4, 2007 was $76.0 million. This cash inflow was due to $102.5 million of income from continuing operations and a $3.1 million increase in operating liabilities. These cash inflows were partially offset by $21.0 million of adjustments to reconcile income from continuing operations to net cash provided by operating activities and a $8.6 million increase in operating assets. The adjustments of $21.0 million to reconcile net income to net cash provided by operating activities include the $57.5 million of gain on the sale of our positions in BigBand and Redback. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow.
     Net cash provided by operating activities from continuing operations for the six months ended April 28, 2006 was $30.3 million. This cash inflow was primarily due to $23.8 million of income from continuing operations and $42.5 million of adjustments to reconcile income from continuing operations to net cash provided by operating activities. These cash inflows were partially offset by a $28.7 million increase in operating assets and a $7.3 million decrease in operating liabilities.
     Investing Activities
     Cash used by investing activities from continuing operations was $98.6 million for the six months ended May 4, 2007, which was largely due to net purchases of available-for-sale securities of $138.3 million, $18.3 million for property and equipment additions, and $1.8 million for warrant exercises related to BigBand. These were offset by $59.8 of proceeds from the sale of investments, which included BigBand and Redback.
     Cash used by investing activities from continuing operations was $20.0 million for the six months ended April 28, 2006, including $13.5 million for property and equipment additions and $10.8 million in net purchases of available-for-sale securities. These were offset by a $1.6 million decrease in restricted cash and $2.3 million of proceeds from the collection of notes receivable.
     Financing Activities
     Cash provided by financing activities was $2.0 million for the six months ended May 4, 2007, compared with cash provided by financing activities of $9.6 million for the six months ended April 28, 2006. This primarily was related to the issuance of common stock under stock option plans during the quarter in both years. The decrease from the six months ended April 28, 2006 was due to a significant reduction in stock option exercises.
     Unsecured Debt
     As of May 4, 2007, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375% and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 5.795% for the six-month period ending December 15, 2006 and declined to 5.729% for the period December 16, 2006 to June 15, 2007. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.
     Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations not in the ordinary course of our business since the end of fiscal 2006. See our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006, for additional information regarding our contractual obligations.

     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations. We expect that our entire restructuring accrual of $20.5 million as of May 4, 2007, will be paid from our unrestricted cash as follows:
•	$7.9 million for employee severance will be paid by the end of fiscal 2007;

•	$2.4 million for facilities consolidation costs, which relate principally to excess leased facilities, will be paid in fiscal 2007; and

•	the remainder of $10.2 million, which also relates to excess leased facilities, will be paid over the respective lease terms ending through 2015.
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
     Our $200.0 million of fixed rate convertible notes mature on June 15, 2008. We believe we have sufficient resources to meet this obligation. The other $200.0 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; the fact our business is increasingly dependent on project-based capital deployment initiatives by our customers for which sales are more prone to significant fluctuations; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers or vendors, which can influence future sales to these customers as well as our ability to collect amounts due us or obtain necessary materials and components; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by other parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components and the prices of those materials and components which could be subject to volatility, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K/A for the year ended October 31, 2006 and in Part II, Item 1A of both this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended February 2, 2007. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In connection with the restatement of our Annual Report on Form 10-K/A for the year ended October 31, 2006 and the preparation of our Quarterly Report on Form 10-Q for the quarter ended February 2, 2007, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). This evaluation identified a material weakness in our internal control over financial reporting related to the timing of certain impairment charges associated with the placement of APS France into discontinued operations. Specifically, we did not consider the application of EITF 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of” (“EITF 01-5”) at the time of the preparation and review of our third quarter and fiscal year end financial statements for fiscal 2006. As a result, we did not record in our third quarter of fiscal 2006 an impairment charge related to the write off of the currency translation adjustment account balance, in accordance with the requirements of EITF 01-5. This issue came to our attention during the process of preparing financial statements for our first fiscal quarter of 2007. These impairment charges should have been recorded in fiscal 2006 through the application of EITF 01-5. Solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of the end of our fiscal year ended October 31, 2006, and as of the end of our first fiscal quarter ended February 2, 2007.
     Management has taken specific actions to remediate the material weakness described above. Key internal personnel have thoroughly reviewed EITF 01-5 and have implemented controls to ensure that it is considered and appropriately applied to future transactions. After these actions were taken, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting
     As described above, management has taken specific actions to remediate the material weakness related to the identification of accounting requirements for foreign currency translation adjustments for discontinued operations. Key internal personnel have thoroughly reviewed EITF 01-5 and have implemented controls to ensure that EITF 01-5 is considered and appropriately applied to future transactions. We believe these actions have effectively remediated the material weakness reported previously.

     In addition to the remediation activities described above, we also upgraded our SAP enterprise resource planning system from version 4.6 to ECC 6.0. The upgrade will allow us to install significant functionality improvements and changes that would not have been available with the previous version of SAP. The upgrade was not a response to any identified deficiency or weakness in our internal control over financial reporting.
     Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the fiscal quarter ended May 4, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of May 4, 2007, we had recorded approximately $4.9 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     We became aware of a potential reporting violation of the Emergency Planning and Community Right to Know Act at our Sydney, Nebraska facility during an internal audit of the facility. Subsequently, we voluntarily disclosed this matter and submitted complete and updated reports to the United States Environmental Protection Agency and the State of Nebraska. We will work closely with the Environmental Protection Agency to resolve this matter. At the current time, we cannot, with reasonable certainty, estimate the amount of any costs ADC may incur in connection with this matter, however, we do not expect the resolution of this matter to have a material impact on our financial statements.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended February 2, 2007 filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K/A by including the following risk factor:
     We are becoming increasingly dependent on significant capital deployment initiatives driven by our customers.
          Our business increasingly is focused upon the sale of products serving significant customer initiatives for expanded broadband capabilities deep into their networks. Examples of products serving these initiatives include our FTTX solutions and products used in enterprise networks. These generally are utilized outside the central offices of our customers, where we traditionally sold most of our products, and they often are deployed in connection with the construction of specific network projects. To date, our experience has been that the deployment of capital for such network projects is driven by our customers’ priorities and the needs of their specific projects. For this reason, the short-term demand for our products can fluctuate significantly and our ability to forecast sales from quarter to quarter is diminished significantly. Further, changes in the scope, our ability to meet the requirements of a project or a customer’s commitment to a project can result in deferred or lost revenues as well as potential charges (such as, but not limited to, inventory write-offs or charges associated with terminating the employment of employees) in the event a planned project is delayed, changed or never implemented. In addition, the competition to sell our products can be very intense as the projects often utilize new products that were not previously used in networks. The continued sale of these products by us also will depend upon the continued build-out by our customers of networks that utilize these products. We cannot assure that these deployments will continue or that our products will be selected for these deployments on a consistent basis.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareowners was held on March 6, 2007. At the annual meeting, John J. Boyle III, William R. Spivey, Ph.D., Robert E. Switz and Larry W. Wangberg were elected as directors for terms expiring at the annual meeting of our shareowners in 2010. The following table shows the vote totals with respect to the election of these directors:

	For	Withheld
John J. Boyle III	94,007,314	7,325,986
William R. Spivey Ph.D.	98,543,039	2,790,261
Robert E. Switz	98,480,971	2,852,328
Larry W. Wangberg	98,869,590	2,463,710
At the annual meeting our shareowners also approved the setting of the number of directors on the board of directors at ten. The following table shows the vote totals with respect to setting the number of directors at ten:

For	Against	Abstain
94,936,912	5,567,729	828,657
Finally, the shareowners ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2007. The following table shows the vote totals with respect to the ratification of Ernst & Young LLP as our independent registered public accounting firm:

For	Against	Abstain
99,988,174	522,511	822,614
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     a. Exhibits
     See Exhibit Index on page 29 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2007	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 4, 2007

Exhibit
No.	Description

3—a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3—b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

4—a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4—b	Rights Agreement, as amended and restated as of May 9, 2007, between the Company and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 10, 2007.)

4—c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4—d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

31—a	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).

31—b	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.