Form 10-Q
period 2007-08-03
ADC TELECOMMUNICATIONS INC
filed 2007-09-06
CIK 61478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2007
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
Common stock, $.20 par value: 117,503,398 shares as of August 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	August 3,	October 31,
	2007	2006
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$149.0	$142.3
Available-for-sale securities	528.7	395.4
Accounts receivable, net of reserves of $8.0 and $10.2	176.7	169.3
Unbilled revenues	32.6	23.8
Inventories, net of reserves of $41.0 and $35.1	175.1	165.5
Prepaid and other current assets	29.8	31.5
Assets of discontinued operations	0.7	14.9

Total current assets	1,092.6	942.7
Property and equipment, net of accumulated depreciation of $391.4 and $370.3	201.9	206.5
Restricted cash	12.9	14.0
Goodwill	239.0	238.5
Intangibles, net of accumulated amortization of $83.1 and $66.5	126.2	142.0
Available-for-sale securities	4.0	10.7
Other assets	60.8	56.7
Long term assets of discontinued operations	—	0.3

Total assets	$1,737.4	$1,611.4

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long term notes payable	$200.7	$—
Accounts payable	92.0	88.4
Accrued compensation and benefits	59.7	43.6
Other accrued liabilities	53.9	61.2
Income taxes payable	13.4	17.7
Restructuring accrual	22.8	27.8
Liabilities of discontinued operations	5.3	21.4

Total current liabilities	447.8	260.1
Pension obligations and other long-term liabilities	87.4	77.8
Long-term notes payable	200.6	400.0

Total liabilities	735.8	737.9

Shareowners’ Investment:
(117.5 and 117.2 shares outstanding, respectively)	1,001.6	873.5

Total liabilities and shareowners’ investment	$1,737.4	$1,611.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Nine Months Ended
	August 3, 2007	July 28, 2006	August 3, 2007	July 28, 2006
	(In millions, except per share amounts)
Net Sales:
Products	$306.0	$307.5	$879.8	$870.3
Services	40.1	36.1	112.9	104.2

Total net sales	346.1	343.6	992.7	974.5
Cost of Sales:
Products	196.8	201.3	561.5	568.6
Services	35.7	30.1	102.1	85.8

Total cost of sales	232.5	231.4	663.6	654.4

Gross Profit	113.6	112.2	329.1	320.1

Operating Expenses:
Research and development	18.0	17.3	53.3	55.3
Selling and administration	69.6	67.4	209.1	211.3
Impairment charges	2.7	—	2.8	0.6
Restructuring charges	9.3	3.5	8.9	6.1

Total operating expenses	99.6	88.2	274.1	273.3

Operating Income	14.0	24.0	55.0	46.8
Other income, net	5.0	2.3	70.3	7.2

Income before income taxes	19.0	26.3	125.3	54.0
Provision for income taxes	2.0	3.1	5.8	7.0

Income from continuing operations	17.0	23.2	119.5	47.0
Discontinued Operations, Net of Tax
Loss from discontinued operations	(0.6)	(1.3)	(2.5)	(4.7)
Gain (loss) on sale of discontinued operations, net	0.2	(17.3)	(4.7)	(17.3)

Total discontinued operations	(0.4)	(18.6)	(7.2)	(22.0)

Earnings before the cumulative effect of a change in accounting principle	16.6	4.6	112.3	25.0
Cumulative effect of a change in accounting principle	—	—	—	0.6

Net Income	$16.6	$4.6	$112.3	$25.6

Weighted Average Common Shares Outstanding (Basic)	117.4	117.2	117.3	117.0

Weighted Average Common Shares Outstanding (Diluted)	117.8	117.4	131.8	117.5

Basic Earnings (Loss) Per Share:
Continuing operations	$0.14	$0.20	$1.02	$0.40

Discontinued operations	$—	$(0.16)	$(0.06)	$(0.19)

Cumulative effect of a change in accounting principle	$—	$—	$—	$0.01

Net income per share	$0.14	$0.04	$0.96	$0.22

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.14	$0.20	$0.98	$0.40

Discontinued operations	$—	$(0.16)	$(0.05)	$(0.19)

Cumulative effect of a change in accounting principle	$—	$—	$—	$0.01

Net income per share	$0.14	$0.04	$0.93	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended
	August 3, 2007	July 28, 2006
	(In millions)
Operating Activities:
Income from continuing operations	$119.5	$47.0
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Inventory write-offs	8.9	—
Impairments	2.8	0.6
Depreciation and amortization	51.4	50.3
Provision for bad debt	(0.3)	0.1
Non-cash stock compensation	7.2	9.2
Change in deferred income taxes	0.7	1.4
Loss on sale of property and equipment	0.5	0.1
Gain on sale of investments	(57.5)	—
Other, net	(3.8)	0.1
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable and unbilled revenues increase	(12.2)	(10.1)
Inventories increase	(14.2)	(25.0)
Prepaid and other assets decrease	6.2	1.3
Accounts payable increase	2.1	33.8
Accrued liabilities decrease	(5.6)	(53.9)

Total cash provided by operating activities from continuing operations	105.7	54.9
Total cash used for operating activities from discontinued operations	(10.0)	(3.3)

Total cash provided by operating activities	95.7	51.6

Investing Activities:
Acquisitions, net of cash acquired	(1.6)	(3.2)
Purchase of interest in unconsolidated affiliates	(8.1)	—
Divestitures, net of cash disposed	0.5	—
Property, equipment and patent additions	(25.1)	(23.1)
Proceeds from disposal of property and equipment	1.0	0.8
Proceeds from collection of notes receivable	—	6.8
Proceeds from sale of investments	59.8	—
Warrant exercise	(1.8)	—
Decrease in restricted cash	1.6	7.5
Purchase of available-for-sale securities	(883.1)	(377.0)
Sale of available-for-sale securities	756.4	341.9
Other	—	0.1

Total cash used for investing activities from continuing operations	(100.4)	(46.2)
Total cash provided by investing activities from discontinued operations	1.1	0.4

Total cash used for investing activities	(99.3)	(45.8)

Financing Activities:
Common stock issued	3.6	9.7

Total cash provided by financing activities	3.6	9.7

Effect of Exchange Rate Changes on Cash	6.7	3.5

Increase in Cash and Cash Equivalents	6.7	19.0
Cash and Cash Equivalents, beginning of period	142.3	108.4

Cash and Cash Equivalents, end of period	$149.0	$127.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and nine months ended August 3, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006.
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
     In these notes to the condensed consolidated financial statements, “ADC,” “we,” “us” and “our” refer to ADC Telecommunications, Inc. and its consolidated subsidiaries.
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
     The following table provides detail on the activity in the warranty reserve accrual balance as of August 3, 2007:

	Accrual	Charged to costs		Accrual
	October 31, 2006	and expenses	Deductions	August 3, 2007
		(In millions)
Warranty Reserve	$9.5	$1.0	$2.0	$8.5
Note 2: Share-Based Compensation
     Share-based compensation recognized under SFAS No. 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95,” for the three and nine months ended August 3, 2007 was $2.6 million and $7.2 million, respectively. Share-based compensation expense for the three and nine months ended July 28, 2006 was $2.8 million and $9.2 million, respectively. The decrease for the nine months ended August 3, 2007 compared to the nine months ended July 28, 2006 was due to the vesting of certain share-based awards during fiscal 2006. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. We have not recorded any expense in connection with our performance based restricted stock units as our three-year earnings per share estimates have not met the criteria outlined in SFAS 123(R).
Note 3: Discontinued Operations
APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million, a portion of which is held in escrow for six months. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance. We recorded an additional loss of $5.1 million in the first quarter of 2007 and gains of $0.2 million in both the second and third quarters of fiscal 2007, resulting in a total loss on sale of $27.3 million. These adjustments were due to subsequent working capital adjustments and additional expenses related to the finalization of the sale.
     The financial results of APS France are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial results of APS France included in discontinued operations are:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Net sales	$—	$8.6	$8.5	$27.1

Loss from discontinued operations	$(0.6)	$(1.3)	$(2.5)	$(4.7)
Gain (loss) on sale of discontinued operations	0.2	(17.3)	(4.7)	(17.3)

Loss from discontinued operations	$(0.4)	$(18.6)	$(7.2)	$(22.0)

Note 4: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August,	July 28,
	2007	2006	2007	2006
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income from continuing operations	$17.0	$23.2	$119.5	$47.0
Interest expense for convertible notes	—	—	10.2	—

Net income from continuing operations – diluted	$17.0	$23.2	$129.7	$47.0

Denominator:
Weighted average common shares outstanding – basic	117.4	117.2	117.3	117.0
Convertible bonds converted to common stock	—	—	14.2	—
Employee options and other	0.4	0.2	0.3	0.5

Weighted average common shares outstanding – diluted	117.8	117.4	131.8	117.5

Basic income per share from continuing operations	$0.14	$0.20	$1.02	$0.40

Diluted income per share from continuing operations	$0.14	$0.20	$0.98	$0.40

     Excluded from the dilutive securities described above are employee stock options to acquire 5.6 million and 5.3 million shares for the three months ended August 3, 2007, and July 28, 2006, respectively. Also excluded are employee stock options to acquire 5.9 million and 4.3 million shares for the nine months ended August 3, 2007 and July 28, 2006, respectively. Employee stock options are excluded if the exercise prices for the options are greater than the average market price of our common stock for the period, or if we have a net loss for the period, both of which would have had an anti-dilutive effect.
     Warrants to acquire 14.2 million shares issued in connection with our convertible notes were excluded from the dilutive securities described above for the three and nine months ended August 3, 2007 and July 28, 2006. This exclusion occurred because the exercise price of these warrants was greater than the average market price of our common stock for the period.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of our convertible notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest expense on the convertible notes is deducted, and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes are excluded. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine months ended July 28, 2006 and for the three months ended August 3, 2007, because of their anti-dilutive effect. However, these shares were included for the nine months ended August 3, 2007.
Note 5: Inventories
     Inventories consist of:

	August 3,	October 31,
	2007	2006
	(In millions)
Manufactured products	$137.9	$129.2
Purchased materials	73.6	66.9
Work-in-process	4.6	4.5
Less: Inventory reserve	(41.0)	(35.1)

Total inventories, net	$175.1	$165.5

Note 6: Property & Equipment
     Property & equipment consists of:

	August 3,	October 31,
	2007	2006
	(In millions)
Land and buildings	$142.8	$141.3
Machinery and equipment	402.0	386.2
Furniture and fixtures	39.8	39.0
Less: Accumulated depreciation	(391.4)	(370.3)

Total	193.2	196.2
Construction-in-progress	8.7	10.3

Total property & equipment, net	$201.9	$206.5

Note 7: Goodwill
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
     Our income tax provision for the three and nine months ended August 3, 2007 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of August 3, 2007, our net deferred tax assets were $980.4 million with a related valuation allowance of $935.7 million. Our deferred tax assets include significant U.S. net operating loss carryforwards which are not expected to expire until after fiscal 2021, as well as $212.8 million relating to capital loss carryforwards which can be utilized only against realized capital gains through fiscal 2009.
Note 9: Comprehensive Income
     Comprehensive income has no impact on our net income but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income is derived from foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities.

     The components of comprehensive income are:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Net income	$16.6	$4.6	$112.3	$25.6
Change in cumulative translation adjustment (1)	0.8	9.1	5.4	9.9
Unrealized gain (loss) from securities classified as available-for-sale	—	(0.2)	—	0.5

Total comprehensive income	$17.4	$13.5	$117.7	$36.0

     There was no net tax impact for the components of comprehensive income due to the valuation allowance.

(1)	The change in cumulative translation adjustment for the three and nine months ended August 3, 2007 was mainly due to the increased value of the Euro, Australian dollar and British pound in relation to the U.S. dollar. The change in cumulative translation adjustment for the three and nine months ended July 28, 2006 was mainly due to the currency translation adjustment associated with the placement of APS France into discontinued operations.
Note 10: Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.8	0.7	2.4	2.2

Net periodic benefit cost	$0.9	$0.8	$2.6	$2.4

Note 11: Segment and Geographic Information
     During the first quarter of fiscal 2007, we made certain organizational changes that have eliminated the use of a management structure based on a business and geographical matrix. Primarily as a result of these changes, we have changed our reportable segments. These changes conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
     The principle changes to our reportable segments are summarized below:
•	Our Broadband Infrastructure and Access business segment has been divided into three reportable segments — Global Connectivity Solutions, Wireless Solutions and Wireline Solutions.

•	Previously, our business unit level reports presented results through contribution margin. Our current reporting presents fully allocated business unit results through operating income.

•	We have eliminated reporting at the regional level.
     We are organized into operating segments based on product grouping. The reportable segments are determined in accordance with the manner in which our executive managers develop and execute our global strategies to drive growth and profitability. These strategies include product positioning, research and development programs, cost management, manufacturing capacity and capital investments for each of the reportable segments. Segment performance is evaluated based on several factors, including operating income. Segment operating income excludes restructuring and impairment charges, interest income or expense, other income or expense and provision for income taxes. Assets are not allocated to the segments.

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
     Our Wireline Solutions (“Wireline”) products enable communications service providers to deliver high capacity voice and data services over copper or optical systems in the “last mile/kilometer” of communications networks. Our Wireline products also permit integration of functions and capabilities that help reduce the capital and operating costs of delivering such services.
     Our Professional Services business provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
     Our largest customer, Verizon, accounted for 17.0% and 17.4% of our sales in the three months ended August 3, 2007 and July 28, 2006, respectively. Verizon accounted for 18.5% and 17.5% of our sales in the nine months ended August 3, 2007 and July 28, 2006, respectively. Revenue from Verizon is included in each of the four reportable segments. The company resulting from the recently completed merger of AT&T, BellSouth and Cingular (collectively, “AT&T”) has created another large customer for us. For the three and nine months ended August 3, 2007, AT&T represented approximately 16.2% and 15.0%, respectively, of our net sales.
     Intersegment sales of $5.1 million and $16.5 million and operating income of $4.3 million and $13.9 million are eliminated from Professional Services for the three and nine months ended August 3, 2007, respectively. Also, intersegment sales of $9.5 million and $30.0 million and operating income of $6.2 million and $19.6 million are eliminated from Professional Services for the three and nine months ended July 28, 2006, respectively. These intersegment sales represent Connectivity, Wireless and Wireline products sold by Professional Services.

     The following table sets forth certain financial information for each of our reportable segments:

				Professional		Restructuring and	GAAP
	Connectivity	Wireless	Wireline	Services	Consolidated	Impairment	Consolidated
	(In millions)
Three Months Ended August 3, 2007
External net sales:
Products	$268.7	$12.6	$11.9	$12.8	$306.0	$—	$306.0
Services	—	—	—	40.1	40.1	—	40.1

Total external net sales	$268.7	$12.6	$11.9	$52.9	$346.1	$—	$346.1

Depreciation and amortization	$14.8	$0.9	$0.4	$1.1	$17.2	$—	$17.2
Operating income (loss)	$28.7	$(2.7)	$1.3	$(1.3)	$26.0	$12.0	$14.0
Three Months Ended July 28, 2006
External net sales:
Products	$267.6	$9.6	$16.0	$14.3	$307.5	$—	$307.5
Services	—	—	—	36.1	36.1	—	36.1

Total external net sales	$267.6	$9.6	$16.0	$50.4	$343.6	$—	$343.6

Depreciation and amortization	$13.3	$0.8	$0.6	$2.0	$16.7	$—	$16.7
Operating income (loss)	$29.9	$(3.6)	$1.0	$0.2	$27.5	$3.5	$24.0

				Professional		Restructuring and	GAAP
	Connectivity	Wireless	Wireline	Services	Consolidated	Impairment	Consolidated
	(In millions)
Nine Months Ended August 3, 2007
External net sales:
Products	$768.6	$32.8	$40.8	$37.6	$879.8	$—	$879.8
Services	—	—	—	112.9	112.9	—	112.9

Total external net sales	$768.6	$32.8	$40.8	$150.5	$992.7	$—	$992.7

Depreciation and amortization	$44.0	$2.5	$1.4	$3.5	$51.4	$—	$51.4
Operating income (loss)	$81.6	$(10.2)	$2.9	$(7.6)	$66.7	$11.7	$55.0
Nine Months Ended July 28, 2006
External net sales:
Products	$755.1	$24.0	$48.4	$42.8	$870.3	$—	$870.3
Services	—	—	—	104.2	104.2	—	104.2

Total external net sales	$755.1	$24.0	$48.4	$147.0	$974.5	$—	$974.5

Depreciation and amortization	$39.8	$2.0	$2.2	$6.3	$50.3	$—	$50.3
Operating income (loss)	$67.9	$(16.3)	$3.6	$(1.7)	$53.5	$6.7	$46.8

Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Sales:
Inside the United States	$215.2	$208.9	$609.9	$584.6
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	35.4	27.7	97.4	77.7
EMEA (Europe (excluding Germany), Middle East and Africa)	49.7	50.5	143.3	131.6
Germany	21.1	32.0	74.0	112.1
Americas (Canada, Central and South America)	24.7	24.5	68.1	68.5

Total net sales	$346.1	$343.6	$992.7	$974.5

Property and Equipment, Net:
Inside the United States	$125.6
Outside the United States	76.3

Total property and equipment, net	$201.9

     No single country outside of the U.S. has property and equipment sufficiently material to disclose.
Note 12: Impairment, Restructuring and Other Disposal Charges
     During the three and nine months ended August 3, 2007 and July 28, 2006, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of our automated copper cross-connect (“ACX”) product line. The restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and nine months ended August 3, 2007 and July 28, 2006:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Impairments: Fixed asset write-downs	$2.7	$—	$2.8	$0.6
Restructuring charges:
Employee severance	7.7	1.3	8.3	3.7
Facilities consolidation and lease termination	1.6	2.0	0.6	2.2
Other	—	0.2	—	0.2

Total restructuring charges	9.3	3.5	8.9	6.1

Other disposal charges: Inventory write-offs	8.9	—	8.9	—

Total impairment, restructuring and other disposal charges	$20.9	$3.5	$20.6	$6.7

     Impairment Charges: During the three and nine months ended August 3, 2007, we incurred $2.7 million and $2.8 million, respectively, of impairment charges related primarily to internally developed capitalized software costs and the exiting of the ACX product line.
     On August 3, 2007, we committed to exit all activities associated with our existing ACX product line. We previously disclosed in our Quarterly Report on Form 10-Q for the period ended May 4, 2007 that we were facing continued uncertainty around both the scope and timing of potential deployments for our ACX product by key customers in Europe and, as a result, that we were conducting a review of this product line, its market and business case. We stated that if the outcome of that review was unfavorable it would result in write-offs or impairments of the inventory and fixed assets related to the ACX product line. We have completed this review and decided to exit all activities associated with our ACX product line. We have recorded impairment charges on fixed assets of $1.9 million as a result of this exit activity.

     During the nine months ended July 28, 2006, we incurred $0.6 million of impairment charges related to property and equipment as a result of our continued consolidation of excess facilities.
     Restructuring Charges: Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our continuing efforts to reduce costs. During the three and nine months ended August 3, 2007, 77 and 148 employees, respectively, were impacted by reductions in force. As previously announced, these reductions included 75 employees in our Professional Services segment in Germany and 73 employees in our Connectivity segment (47 employees located in Mexico, 25 employees located in Germany and one located in Australia). During the three and nine months ended July 28, 2006, 44 and 123 employees, respectively, were impacted by reductions in force. These reductions were principally in our Connectivity segment (74 employees located in Minnesota, 9 employees located in Ireland and 6 employees located in Norway) and our Wireline segment (34 employees located in North Carolina). The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and nine months ended August 3, 2007, we recorded charges of $1.6 million and $0.6 million, respectively, related to facility consolidations. The decrease from the three months ended to the nine months ended is due to a $1.0 million credit recorded for the six months ended May 4, 2007. This credit was due primarily to the recognition and collection of subtenant rental income that had been previously written off as uncollectible. For the three and nine months ended July 28, 2006, we incurred charges of $2.0 million and $2.2 million, respectively, related to facility consolidations.
     Other Disposal Charges: We have recorded charges of $8.9 million for the write-off of obsolete inventory associated with the ACX exit activity. All inventory charges were recorded as cost of goods sold.
     The following table provides details on our restructuring activity and the remaining accrual balance by category as of August 3, 2007:

		Continuing
	Accrual	Operations Net	Cash Payments	Accrual
Type of Charge	October 31, 2006	Additions	Charged to Accrual	August 3, 2007
	(In millions)
Employee severance costs	$12.5	$8.3	$10.1	$10.7
Facilities consolidation	15.3	0.6	3.8	12.1

Total restructuring accrual	$27.8	$8.9	$13.9	$22.8

     We expect that substantially all but $0.6 million of the remaining $10.7 million of cash expenditures relating to employee severance costs incurred as of August 3, 2007, will be paid by the end of fiscal 2007. The remaining $0.6 million is expected to be paid by the end of fiscal 2011. Of the $12.1 million to be paid for the consolidation of facilities, we expect that approximately $1.2 million will be paid by the end of fiscal 2007 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
     In addition to the restructuring accrual described above, we have $1.0 million of assets held for sale at August 3, 2007. We have classified these assets as other current assets as we expect to sell or dispose of these assets within the next year.
Note 13: Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Interest income on investments	$8.7	$6.1	$24.1	$15.6
Interest expense on borrowings	(4.0)	(6.2)	(12.3)	(13.1)

Interest income (expense), net	4.7	(0.1)	11.8	2.5
Foreign exchange income (loss)	0.7	(0.1)	2.2	1.3
Gain (loss) on sale of fixed assets	—	0.6	(0.5)	(0.1)
Gain on sale of investments	—	—	57.5	—
Other, net	(0.4)	1.9	(0.7)	3.5

Subtotal	0.3	2.4	58.5	4.7

Total other income (expense), net	$5.0	$2.3	$70.3	$7.2

     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand Networks, Inc. (“BigBand”) to sell our entire interest in BigBand for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and then immediately completed the sale of our BigBand stock. This transaction resulted in a gain of approximately $57.1 million. This gain did not have a tax provision impact due to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain.
     On January 10, 2007, we sold our interest in Redback Networks, Inc. (“Redback”) for gross proceeds of $0.9 million, which resulted in a gain of $0.4 million.
     The increase in net interest income is due to higher cash balances and higher interest rates.
Note 14: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of August 3, 2007, we had recorded approximately $6.0 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     During the second quarter of fiscal 2007, we became aware of a potential violation of our reporting requirements under the Emergency Planning and Community Right to Know Act at our Sidney, Nebraska facility during an internal audit of the facility. We voluntarily disclosed this to the United States Environmental Protection Agency (“EPA”) and the State of Nebraska and submitted updated reports to them. During the third quarter of fiscal 2007, we received notice from the EPA that it would not seek any monetary recovery from us in connection with this matter. At the present time, we do not anticipate any further action from the State of Nebraska. We therefore consider this matter closed.
     In July 2007, we received a letter from counsel to the Adelphia Recovery Trust (the “Trust”) formed in connection with the Adelphia Communications Corp. (“Adelphia”) bankruptcy proceedings. The Trust was formed to pursue certain purported litigation claims against various third parties, and to prosecute such purported claims transferred to the Trust pursuant to Adelphia’s plan of reorganization for the benefit of holders of Trust interests. The letter indicates that the Trust seeks to recover payments of approximately $27.2 million that were allegedly made between June 25, 2001 and June 25, 2002 for goods sold by us to Adelphia operating subsidiaries prior to the Adelphia bankruptcy. While a complaint has not yet been filed in this matter, we believe the Trust is seeking recovery of these payments because the goods were sold to the Adelphia operating subsidiaries but paid for by Adelphia or one of its non-operating subsidiaries. While we do not believe that the purported claims of the Trust as set forth in its letter have merit, due to the inherent uncertainties of litigation, should litigation arise, we cannot make any assurances regarding the outcome of this matter at this time. We intend to defend ourselves vigorously against any claims that may be formally asserted against us in this matter.
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
     During the first quarter of fiscal 2007, we made certain organizational changes that have eliminated the use of a management structure based on a business and geographical matrix. Primarily as a result of these changes, we have changed our reportable segments. These changes conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
     The principle changes to our reportable segments are summarized below:
•	Our Broadband Infrastructure and Access business segment has been divided into three reportable segments — Global Connectivity Solutions, Wireless Solutions and Wireline Solutions.

•	Previously, our business unit level reports presented results through contribution margin. Our current reporting presents fully allocated business unit results through operating income.

•	We eliminated reporting at the regional level.
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
     Our Wireline solutions enable communications service providers to deliver high capacity voice and data services over copper or optical systems in the “last mile/kilometer” of communications networks. Our Wireline products also permit integration of functions and capabilities that help reduce the capital and operating costs of delivering such services.
     Our Professional Services business provides integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. Professional services are used to plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
Marketplace Conditions
     Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. We believe the communications industry is in the midst of a multi-year migration to next-generation networks that can deliver broadband services at low, often flat-rate, prices over any medium anytime and anywhere. We believe this transformation will particularly impact the “last mile/kilometer” portion of networks where our products and services primarily are used. It is in this section of networks where bottlenecks in the high-speed delivery of communications services are most likely to occur.
     While factors such as regulatory changes will impact the communications industry significantly, we believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks. This includes people and businesses accessing the Internet and using Web-based software applications through broadband connections. Further, the growing popularity of applications such as digital video and audio programs, uploading and downloading content, podcasting, wireless data and video services, video conferencing from personal computers, video e-mail, video on demand, interactive entertainment and gaming via the Internet, distance learning, telemedicine and high-speed imaging is increasing the need for broadband network infrastructure.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price either with service providers or by developing their own networks that can provide all of their communications needs. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection versus individual services being conducted over separate connections. We believe the competition among service providers to retain new customers over these more fully integrated networks is causing services to be offered more often at low, flat-rate prices as opposed to prices based on metered usage.
     The evolution to next generation networks that offer services at substantially lower prices is affecting our industry significantly. We believe there are increased opportunities to provide market infrastructure elements that are designed to allow networks to provide more robust services and operate more efficiently. In recent years, our industry has experienced modest overall spending increases and we presently expect this trend to continue. The mix of products purchased by our customers, however, is shifting towards new initiatives, such as the deployment of fiber-optic networks beyond the central office of service providers and closer to the ultimate end-user, as well as to the development of more powerful private enterprise networks. The products that support these new initiatives often have lower margins than many of our legacy products, such as our copper connectivity products for central office infrastructure. These changes have negatively affected our gross margins. Further, sales of these products are often project-based, causing our sales to fluctuate from period to period and making the timing of our sales harder to predict.

     Overall, we continue to expect our sales to grow over time, primarily as a result of broadband initiatives as well as enterprise projects. Our ability to take advantage of any spending increases will depend on the acceptance of such products as our fiber connectivity for central offices and FTTX, our TrueNet® and CopperTen™ structured cabling solutions, our Digivance® and FlexWave™ wireless coverage solutions.
     In addition, competitive pressures to win and retain customers are causing many of our service provider customers to consolidate with one another in order to gain greater scale as well as the ability to offer a wider range of wireline and wireless services. Consolidation results in larger customers who have increased buying power and fewer competitors. As these large customers seek to renegotiate pricing terms, we expect consolidation will place pressure on the prices at which we and other vendors can sell products and services. We also believe that consolidation among our customers is likely to cause short-term spending deferrals while the combined companies focus on integration activities. As customers complete integration activities, we expect increased sales demand from these customers. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they likely are to gain from consolidation and the products they elect to purchase will impact our sales growth and profit margins and those of other equipment vendors.
     Coupled with the need for revenue growth, we must also become more cost efficient in order to increase profitability. We therefore are focusing aggressively on ways to conduct our operations more efficiently. We remain committed to being a low-cost industry leader and are implementing the following initiatives as part of an overall project we call “competitive cost transformation:”
•	migrating sales volume to customer-preferred, leading technology products and sunsetting end of life products;

•	improving our customers’ ordering experience through a faster, simpler, more efficient inquiry-to-invoice process;

•	redesigning product lines to improve customization and gain efficiencies from the use of more common components;

•	increasing direct material savings from strategic global sourcing;

•	improving cash flow from supplier-managed inventory and lead-time reduction programs;

•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas; and

•	focusing our resources on core operations, and, where appropriate, using third parties to perform non-core processes.
     While we are beginning to see the benefits of this strategy, our ability to implement this strategy is subject to numerous risks and uncertainties, and we cannot assure you our efforts with this strategy will be successful.
     Our customer base is relatively concentrated, with our top five telecommunication customers accounting for 40.4% and 40.5% of our net sales for the three and nine months ended August 3, 2007, respectively, and 35.4% and 38.2% of our net sales for the three and nine months ended July 28, 2006, respectively. Our largest customer, Verizon, accounted for 17.0% and 17.4% of our sales in the three months ended August 3, 2007 and July 28, 2006, respectively. Verizon accounted for 18.5% and 17.5% of our sales in the nine months ended August 3, 2007 and July 28, 2006, respectively. The company resulting from the recently completed merger of AT&T, BellSouth and Cingular (collectively, “AT&T”) has created another large customer for us. For the three and nine months ended August 3, 2007, AT&T represented approximately 16.2% and 15.0%, respectively, of our net sales.
     To grow our business further we believe we must continue to invest in research and development initiatives and to search for appropriate acquisition opportunities. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. This includes a portfolio of projects with varying risk and reward profiles. We seek acquisitions primarily to strengthen our core product portfolio and growth initiatives in fiber, wireless and enterprise markets. In addition, we are focused on finding acquisitions that may enhance our geographic operations. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it to be necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.

     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K/A for the year ended October 31, 2006 and in Part II of both our Quarterly Reports on Form 10-Q for the quarters ended February 2, 2007 and May 4, 2007.
Results of Operations
Net Sales
     The following table shows the percentage change in net sales and expense items from continuing operations for the three and nine months ended August 3, 2007 and July 28, 2006:

	Three months ended		Percentage
	August 3,	July 28,	Increase (Decrease)
	2007	2006	Between Periods
	(In millions)
Net sales	$346.1	$343.6	0.7%

Cost of sales	232.5	231.4	0.5

Gross profit	113.6	112.2	1.2
Gross margin	32.8%	32.7%	0.1
Operating expenses:
Research and development	18.0	17.3	4.0
Selling and administration	69.6	67.4	3.3
Restructuring and impairment charges	12.0	3.5	242.9

Total operating expenses	99.6	88.2	12.9

Operating income	14.0	24.0	(41.7)
Operating margin	4.0%	7.0%	(3.0)
Other income (expense), net:
Interest income, net	4.7	(0.1)	4,800.0
Other, net	0.3	2.4	(87.5)

Income before income taxes	19.0	26.3	(27.8)
Provision for income taxes	2.0	3.1	(35.5)

Income from continuing operations	$17.0	$23.2	(26.7)%

	Nine months ended		Percentage
	August 3,	July 28,	Increase (Decrease)
	2007	2006	Between Periods
	(In millions)
Net sales	$992.7	$974.5	1.9%

Cost of sales	663.6	654.4	1.4

Gross profit	329.1	320.1	2.8
Gross margin	33.2%	32.8%	0.4
Operating expenses:
Research and development	53.3	55.3	(3.6)
Selling and administration	209.1	211.3	(1.0)
Restructuring and impairment charges	11.7	6.7	74.6

Total operating expenses	274.1	273.3	0.3

Operating income	55.0	46.8	17.5
Operating margin	5.5%	4.8%	0.7
Other income (expense), net:
Interest income, net	11.8	2.5	372.0
Other, net	58.5	4.7	1,144.7

Income before income taxes	125.3	54.0	132.0
Provision for income taxes	5.8	7.0	(17.1)

Income from continuing operations	$119.5	$47.0	154.3%

     The following table sets forth our net sales for the three and nine months ended August 3, 2007 and July 28, 2006 for each of our reportable segments:

	Three months ended		Percentage
	August 3,	July 28,	Increase (Decrease)
Reportable Segment	2007	2006	Between Periods
	(In millions)
Connectivity	$268.7	$267.6	0.4%
Wireless	12.6	9.6	31.3
Wireline	11.9	16.0	(25.6)
Professional Services:
Products	12.8	14.3	(10.5)
Services	40.1	36.1	11.1

Total Professional Services	52.9	50.4	5.0

Total Net Sales	$346.1	$343.6	0.7%

	Nine months ended		Percentage
	August 3,	July 28,	Increase (Decrease)
Reportable Segment	2007	2006	Between Periods
	(In millions)
Connectivity	$768.6	$755.1	1.8%
Wireless	32.8	24.0	36.7
Wireline	40.8	48.4	(15.7)
Professional Services:
Products	37.6	42.8	(12.1)
Services	112.9	104.2	8.3

Total Professional Services	150.5	147.0	2.4

Total Net Sales	$992.7	$974.5	1.9%

     Our net sales increased for the three and nine months ended August 3, 2007, compared to the three and nine months ended July 28, 2006, driven primarily by sales increases in sales of Connectivity and Wireless products. International sales comprised 37.8% and 38.6% of our net sales for the three and nine months ended August 3, 2007, respectively, and comprised 39.2% and 40.0% of our net sales for the three and nine months ended July 28, 2006, respectively.
     Our Connectivity products net sales increased for the three and nine months ended August 3, 2007, as compared to the three and nine months ended July 28, 2006, primarily as a result of an increase in sales of global fiber connectivity solutions partially offset by lower sales of global copper connectivity solutions. Global fiber connectivity sales were driven by strong growth in central-office fiber sales worldwide as customers continue to seek increased bandwidth, which was partially offset by an expected decrease in FTTX sales. FTTX sales decreased due to a more level spending pattern by one of our key customers in fiscal 2007 compared to fiscal 2006. The global copper connectivity sales decline was caused by lower sales of outside plant cabinets in Europe, as the projects involving these products that we participated in during fiscal 2006 have now been largely completed.
     Our Wireless products net sales increased for the three and nine months ended August 3, 2007, as compared to the three and nine months ended July 28, 2006. This increase was due to increased spending by existing customers on our Digivance® coverage and capacity systems.
     Our Wireline products net sales decreased for the three and nine months ended August 3, 2007, as compared to the three and nine months ended July 28, 2006. This decrease resulted from a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide trend of decreasing market demand to continue.
     Our Professional Services net sales increased for the three and nine months ended August 3, 2007, as compared to the three and nine months ended July 28, 2006, primarily from a sales increase to a major domestic customer that is continuing to expand its network build programs.

Gross Profit
     On August 3, 2007, we announced we would incur charges related to exiting activities associated with our ACX product line. We conducted a review of the product, market and business case and decided to exit all activities associated with our ACX product line. As a result of this review we determined we should exit the product line and subsequently recorded a write-off of obsolete inventory of $8.9 million, which was recorded to cost of goods sold. In the latest quarter, the impact of the ACX inventory write-off was to reduce the gross margin by 2.6%.
     During the three and nine months ended August 3, 2007, our gross profit percentages were 32.8% and 33.2%, respectively, compared to 32.7% and 32.8%, respectively, for the comparable 2006 periods. The mix of products we sell can vary substantially. As a result, our future gross margin rate is difficult to predict accurately.
     Excluding the impact of the ACX inventory write-off described above, the increases in gross profit are primarily driven by sales of our Connectivity products. The increase in our Connectivity segment gross profit is a combination of product mix and cost improvements realized from our competitive cost transformation initiative. As described in the net sales discussion above, we have experienced lower sales of outside plant cabinets in Europe as compared to fiscal 2006. Outside plant cabinets typically have lower than average margins compared to our other Connectivity products. Gross profit also increased in our Wireless segment as compared to the same fiscal 2006 periods, mainly due to increased customer deployments of our Digivance® coverage and capacity systems. These favorable impacts to our gross profit were partially offset by lower margins in our Wireline and Professional Services segments as compared to the same fiscal 2006 periods. The reduction in gross profit for our Professional Services segment was the result of under utilization and increased competition related to our German services organization. As a result of this, we have initiated workforce reductions to reduce the overall cost structure of our German services operations. We anticipate these workforce reductions will be substantially completed during the fourth quarter of fiscal 2007.
Operating Expenses
     Total operating expenses for the three and nine months ended August 3, 2007 represented 28.8% and 27.7% of net sales, respectively. These amounts respectively represented 25.7% and 28.0% of net sales for the same fiscal 2006 periods. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring charges.
     Research and development: Research and development expenses for the three and nine months ended August 3, 2007 represented 5.2% and 5.4% of net sales, respectively. For the three and nine months ended July 28, 2006, these expenses represented 5.0% and 5.7% of net sales, respectively. Our research and development expenses remain relatively comparable period to period, with any variances typically due to timing of key projects. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic goals in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expense was $2.2 million higher during the three months ended August 3, 2007 and $2.2 million lower during the nine months ended August 3, 2007, compared to the same periods in fiscal 2006. The three month increase and nine month decrease were due to several factors. Share-based compensation recognized under SFAS 123(R) for the three and nine months ended August 3, 2007 was $2.6 million and $7.2 million, respectively. Share-based compensation expense for the three and nine months ended July 28, 2006 was $2.8 million and $9.2 million, respectively. The decrease for the three and nine months ended August 3, 2007, compared to the three and nine months ended July 28, 2006, was due to the full vesting of certain awards during fiscal 2006. During the three and nine months ended July 28, 2006, we incurred $1.3 million and $5.7 million of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006. Therefore, there have been no retention expenses in fiscal 2007 related to the FONS acquisition. Higher incentive compensation more than offset the decreases described above for the three months ended August 3, 2007 and partially offset the decreases for the nine months ended August 3, 2007.
     During fiscal 2007 and fiscal 2006, we granted restricted stock units subject to a three-year cliff-vesting period and earnings per share performance threshold. At this time, we have not recorded any expense in connection with these restricted stock units as our three-year earnings per share estimates have not met the criteria outlined in SFAS 123(R). As of August 3, 2007, there was approximately $2.8 million of cumulative unrecorded stock based compensation expense related to these restricted stock units.
     Restructuring and impairment charges: Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended August 3, 2007, 77 and 148 employees, respectively, were impacted by reductions in force. These reductions included 75 employees in our Professional Services segment in Germany and 73 employees in our Connectivity segment (47 employees located in Mexico, 25 employees located in Germany and one located in Australia). During the three and nine months ended July 28, 2006, 44 and 123 employees, respectively were impacted by reductions in force. These reductions were principally in our Connectivity segment (74 employees located in Minnesota, 9 employees located in Ireland and 6 employees located in Norway) and our Wireline segment (34 employees located in North Carolina). The costs of these reductions have been and will be funded through cash from operations.

     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and nine months ended August 3, 2007, we recorded charges of $1.6 million and $0.6 million, respectively, related to facility consolidations. The decrease from the three months ended to the nine months ended is due to a $1.0 million credit recorded for the six months ended May 4, 2007. This credit was due primarily to the recognition and collection of subtenant rental income that had been previously written off as uncollectible. For the three and nine months ended July 28, 2006, we incurred charges of $2.0 million and $2.2 million, respectively, related to facility consolidations.
     During the three and nine months ended August 3, 2007, we incurred $2.7 million and $2.8 million, respectively, of impairment charges related primarily to internally developed capitalized software costs and the exit of the ACX product line. During the three and nine months ended July 28, 2006, we incurred $0.2 million and $0.8 million, respectively, of impairment charges related to property and equipment as a result of our continued consolidation of excess facilities.
Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended		Nine months ended
	August 3,	July 28,	August 3,	July 28,
	2007	2006	2007	2006
	(In millions)		(In millions)
Interest income on investments	$8.7	$6.1	$24.1	$15.6
Interest expense on borrowings	(4.0)	(6.2)	(12.3)	(13.1)

Interest income (expense), net	4.7	(0.1)	11.8	2.5
Foreign exchange income (loss)	0.7	(0.1)	2.2	1.3
Gain (loss) on sale of fixed assets	—	0.6	(0.5)	(0.1)
Gain on sale of investments	—	—	57.5	—
Other, net	(0.4)	1.9	(0.7)	3.5

Subtotal	0.3	2.4	58.5	4.7

Total other income (expense), net	$5.0	$2.3	$70.3	$7.2

     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand to sell our entire interest in BigBand for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and then immediately completed the sale of our BigBand stock. This transaction resulted in a gain of approximately $57.1 million. This gain did not have a tax provision impact due to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain.
     On January 10, 2007, we sold our interest in Redback for gross proceeds of $0.9 million, which resulted in a gain of $0.4 million.
     The increase in net interest income was due to higher cash balances and higher interest rates.
     Income Taxes
     Our effective income tax rate from continuing operations for the three and nine months ended August 3, 2007 was 10.5% and 4.6%, respectively, compared to 11.8% and 13.0% for the comparable fiscal 2006 periods. The lower effective income tax rate for the nine month comparable period is due primarily to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain on the sale of our interest in BigBand in the second quarter of fiscal 2007. The effective tax rate reduction attributable to the gain was discrete to the second quarter of fiscal 2007 and will not impact the effective tax rate in future quarters. Substantially all of our income tax provision for the three and nine months ended August 3, 2007 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 8 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance.

     Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, in the fourth quarter of fiscal 2006, we reduced our valuation allowance on $49.0 million of U.S. deferred tax assets which were expected to be realized over the following two-year period. We plan to maintain net U.S. deferred tax assets on our balance sheet at this amount until there is sufficient positive evidence that it is more likely than not a benefit will be realized with respect to a higher level of U.S. deferred tax assets.
Discontinued Operations
APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million, a portion of which is held in escrow for six months. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance. We recorded an additional loss of $5.1 million in the first quarter of 2007 and gains of $0.2 million in both the second and third quarters of fiscal 2007, resulting in a total loss on sale of $27.3 million. These adjustments were due to subsequent working capital adjustments and additional expenses related to the finalization of the sale.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K/A for fiscal 2006 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents and current available-for-sale securities not subject to restrictions were $677.7 million at August 3, 2007, an increase of $140.0 million compared to $537.7 million as of October 31, 2006. The reasons for this increase are described below under the caption “Operating Activities”.
     During our second fiscal quarter, we received net cash of approximately $57.1 million related to the sale of our interest in BigBand.
     We invest a large portion of our available cash in highly liquid government securities and high quality debt and auction rate securities of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times, and maximize returns subject to our investment guidelines.
     The current overall credit concerns in capital markets may affect our ability to liquidate certain securities that we classify as available for sale securities on our balance sheet. We hold a variety of highly rated (AAA or AA) interest bearing auction rate securities that most often represent interests in pools of either interest bearing loans or dividend yielding preferred shares. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 7, 28, 35 or 90 days. This mechanism allows existing investors either to rollover their holdings, whereby they would continue to own their respective interest in the auction rate security, or to gain immediate liquidity by selling such interests at par. In recent weeks, certain of these auctions have not had sufficient bidders to allow investors to complete a sale, indicating that immediate liquidity at par is unavailable. Presently, we have identified approximately $149.0 million of investments subject to this auction process for which there have been insufficient bidders at the scheduled rollover dates and another approximately $21.3 million which we believe may be at risk of having this occur. While the investments are of a high credit quality and the rating has not been lowered, at this time we are uncertain when the liquidity issues associated with these investments will improve and when or if we will be able to exit these investments at their par value. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our current business plan. We are continuing to monitor this situation.

     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of August 3, 2007, we had restricted cash of $12.9 million compared to $14.0 million as of October 31, 2006, a decrease of $1.1 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. Generally, we are entitled to the interest earnings on our restricted cash balance, and interest earned on restricted cash is included in cash and cash equivalents.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the nine months ended August 3, 2007 was $105.7 million. This cash inflow was due to $119.5 million of income from continuing operations and $9.9 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities. These cash inflows were partially offset by a $20.2 million increase in operating assets and a $3.5 million decrease in operating liabilities. The non-cash adjustments of $9.9 million to reconcile net income to net cash provided by operating activities include the $57.5 million of gain on the sale of our positions in BigBand and Redback. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow.
     Net cash provided by operating activities from continuing operations for the nine months ended July 28, 2006 was $54.9 million. This source of cash was primarily due to income from continuing operations of $47.0 million and $61.8 million of non-cash adjustments to reconcile net income to net cash provided by operating activities. These sources were offset by a $33.8 million increase in operating assets and $20.1 million decrease in operating liabilities. The $20.1 million decrease in operating liabilities includes $31.2 million for payment of fiscal 2005 incentives and $15.5 million for payment of accrued restructuring costs, offset by an increase in accounts payable and other current liabilities. The increases in operating assets and in accounts payable and other current liabilities were the result of inventory buildup and improved working capital management. Our employee incentives are accrued throughout the fiscal year but paid in the first quarter of the subsequent year.
     Investing Activities
     Cash used by investing activities from continuing operations was $100.4 million for the nine months ended August 3, 2007, which was largely due to net purchases of available-for-sale securities of $126.7 million, $25.1 million for property and equipment additions, $1.8 million for warrants exercised related to BigBand and $8.1 million for the purchase of a non-controlling minority interest in ip.access, Ltd. These were offset by $59.8 million of proceeds from the sale of investments, which included BigBand and RedBack.
     Cash used for investing activities from continuing operations of $46.2 million in the nine months ended July 28, 2006 included $23.1 million for property, equipment and patent additions and a $35.1 million net increase in available-for-sale securities. These amounts were offset with cash provided by investing activities, including a $6.8 million collection of notes receivable and a $7.5 million decrease in restricted cash.
     Financing Activities
     Cash provided by financing activities was $3.6 million for the nine months ended August 3, 2007, compared with cash provided by financing activities of $9.7 million for the nine months ended July 28, 2006. This primarily was related to the issuance of common stock under stock option plans in both years. The decrease from the nine months ended July 28, 2006 was due to a significant reduction in the number of stock option exercises.
     Unsecured Debt
     As of August 3, 2007, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375% and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes was 5.729% for the six-month period ending June 15, 2007 and rose to 5.784% for the period June 16, 2007 to December 15, 2007. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

     As of August 3, 2007, we had outstanding debt of $0.7 million requiring quarterly payments for principal and interest with the last payment due on July 10, 2012 with an interest rate of 1.5% per annum and $0.6 million with an interest rate of LIBOR plus 1.0% per year which is renewed monthly.
     Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations that was not in the ordinary course of our business since the end of fiscal 2006. See our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006, for additional information regarding our contractual obligations.
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
     Our $200.0 million of fixed rate convertible notes mature on June 15, 2008. We believe we will have sufficient cash to repay the notes when they become due. The other $200.0 million of variable rate convertible notes do not mature until June 15, 2013. All convertible notes have a conversion price of $28.091 per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; the fact our business is increasingly dependent on project-based capital deployment initiatives by our customers for which sales are more prone to significant fluctuations; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or our displacement as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’

willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers or vendors, which can influence future sales to these customers as well as our ability to collect amounts due us or obtain necessary materials and components; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by other parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components and the prices of those materials and components which could be subject to volatility, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K/A for the year ended October 31, 2006 and in Part II, Item 1A of both this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended February 2, 2007 and May 4, 2007. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     In connection with the restatement of our Annual Report on Form 10-K/A for the year ended October 31, 2006 and the preparation of our Quarterly Report on Form 10-Q for the quarter ended February 2, 2007, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). This evaluation identified a material weakness in our internal control over financial reporting related to the timing of certain impairment charges associated with the placement of APS France into discontinued operations. Specifically, we did not consider the application of EITF 01-5, “Application of FASB Statement No. 52 to an Investment Being Evaluated for Impairment That Will Be Disposed of” (“EITF 01-5”) at the time of the preparation and review of our third quarter and fiscal year end financial statements for fiscal 2006. As a result, we did not record in our third quarter of fiscal 2006 an impairment charge related to the write off of the currency translation adjustment account balance, in accordance with the requirements of EITF 01-5. This issue came to our attention during the process of preparing financial statements for our first fiscal quarter of 2007. These impairment charges should have been recorded in fiscal 2006 through the application of EITF 01-5. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of the end of our fiscal year ended October 31, 2006, and as of the end of our first fiscal quarter ended February 2, 2007.
     Management has taken specific actions to remediate the material weakness described above. Key internal personnel have thoroughly reviewed EITF 01-5 and have implemented controls to ensure that it is considered and appropriately applied to future transactions. These remedial actions have been completed.
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
     Changes in Internal Control over Financial Reporting
     During the third quarter of fiscal 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of August 3, 2007, we had recorded approximately $6.0 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     During the second quarter of fiscal 2007, we became aware of a potential violation of our reporting requirements under the Emergency Planning and Community Right to Know Act at our Sidney, Nebraska facility during an internal audit of the facility. We voluntarily disclosed this to the United States Environmental Protection Agency (“EPA”) and the State of Nebraska and submitted updated reports to them. During the third quarter of fiscal 2007, we received notice from the EPA that it would not seek any monetary recovery from us in connection with this matter. At the present time, we do not anticipate any further action from the State of Nebraska. We therefore consider this matter closed.
     In July 2007, we received a letter from counsel to the Adelphia Recovery Trust (the “Trust”) formed in connection with the Adelphia Communications Corp. (“Adelphia”) bankruptcy proceedings. The Trust was formed to pursue certain purported litigation claims against various third parties, and to prosecute such purported claims transferred to the Trust pursuant to Adelphia’s plan of reorganization for the benefit of holders of Trust interests. The letter indicates that the Trust seeks to recover payments of approximately $27.2 million that were allegedly made between June 25, 2001 and June 25, 2002 for goods sold by us to Adelphia operating subsidiaries prior to the Adelphia bankruptcy. While a complaint has not yet been filed in this matter, we believe the Trust is seeking recovery of these payments because the goods were sold to the Adelphia operating subsidiaries but paid for by Adelphia or one of its non-operating subsidiaries. While we do not believe that the purported claims of the Trust as set forth in its letter have merit, due to the inherent uncertainties of litigation, should litigation arise, we cannot make any assurances regarding the outcome of this matter at this time. We intend to defend ourselves vigorously against any claims that may be formally asserted against us in this matter.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended February 2, 2007 and May 4, 2007 filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
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

Dated: September 5, 2007	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 3, 2007

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