Form 10-K
period 2007-10-31
ADC TELECOMMUNICATIONS INC
filed 2007-12-18
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007.
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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Global Select Market® on May 4, 2007, was $1,930,175,562.51.

The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of December 12, 2007, was 117,582,252.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2008 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission.

PART I

Item 1.	BUSINESS

ADC Telecommunications, Inc. (“ADC,” “we,” “us” or “our”) was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our World Headquarters are located at 13625 Technology Drive in Eden Prairie, Minnesota and our telephone number is (952) 938-8080.

We are a leading global provider of broadband communications network infrastructure products and related services. Our products offer comprehensive solutions enabling the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks. These products include fiber-optic, copper and coaxial based frames, cabinets, cables, connectors and cards, wireless capacity and coverage solutions, network access devices and other physical infrastructure components for communication networks.

Our products are used primarily in the “last mile/kilometer” of a communications network, which links Internet, data, video and voice traffic from the serving office of the communications service provider to the end-user of communication services. Those products include:

•	Connectivity products, which provide the physical interconnections between network components and network access points and connect wireline, wireless, cable, enterprise and broadcast communication networks over copper (twisted pair), co-axial, fiber optic and wireless media.

•	Wireless products, which increase the capacity, coverage and service quality of wireless communication networks by improving signal quality.

•	Wireline products, which enable communication service providers to deliver high-capacity voice and data services over copper or optical systems.

We also provide professional services to our customers. These services help our customers plan, deploy and maintain Internet, data, video and voice communication networks. We also assist our customers in integrating broadband communications equipment used in wireline, wireless, cable and enterprise networks. By providing these services, we have additional opportunities to sell our hardware products to these customers.

Our customers consist primarily of long-distance and local communications service providers and private enterprises that operate their own communication networks. In addition, our customers include cable television operators, wireless service providers, new competitive telephone service providers, broadcasters, government agencies, system integrators and communications equipment manufacturers and distributors.

On December 3, 2007, we completed the acquisition of LGC Wireless, Inc. (“LGC”). LGC, which is headquartered in San Jose, California, is a provider of in-building wireless solution products. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout a building. LGC also offers products that permit voice and data signals to reach remote locations. On November 12, 2007, we agreed to acquire Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”) under the terms of a share purchase agreement. Century Man, which is headquartered in Shenzhen, China, is a provider of broadband connectivity equipment in China. Century Man’s products include communication distribution frames and related accessories such as fiber connectors and cabinets. We expect to complete this acquisition in January 2008.

During the first quarter of fiscal 2007, we made certain organizational changes that eliminated the use of a management structure based on a business and geographical matrix. Primarily as a result of these changes, we changed our reportable segments. These changes conform to our current management reporting presentation. In this annual report on Form 10-K, we have reclassified prior year segment disclosures to conform to the new segment presentation.

The principle changes to our reportable segments include:

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

During our fiscal year 2007, we offered broadband connectivity products, wireless capacity and coverage optimization products, wireline access products and professional services to our customers through the following four reportable business segments:

•	Global Connectivity Solutions

•	Wireless Solutions

•	Wireline Solutions

•	Professional Services

Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The “Corporate Governance” category of the Investor Relations section of our website also contains copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws and the charter of each committee of our Board of Directors. Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our Investor Relations department. The Investor Relations department’s email address is investor@adc.com and its mail address is: Investor Relations, ADC Telecommunications, Inc., P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.

As used in this report, fiscal 2005, fiscal 2006 and fiscal 2007 refer to our fiscal years ended October 31, 2005, 2006 and 2007, respectively.

Industry Background and Marketplace Conditions

Evolution to Next Generation Networks

Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. We believe the communications industry is in the midst of a multi-year migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate, prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “last mile/kilometer” portion of networks where our products and services primarily are used and where bottlenecks in the high-speed delivery of communications services are most likely to occur.

We believe there are two key elements driving the migration to next-generation networks:

•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks for a wide range of business and personal purposes (e.g., emails with large amounts of data, online gaming, video streaming and photo sharing). Specifically, individuals and businesses increasingly are using a wide variety of broadband applications through both wireline and wireless networks. This demand for additional broadband services in turn increases the need for broadband network infrastructure products.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection.

Business Impact of Next Generation Networks and Competitive Environment

The evolution to next generation networks is impacting our industry significantly. The evolution is providing increased opportunities to sell infrastructure products that allow networks to provide more robust services at increasing speeds. For instance, overall spending on central office fiber equipment, wireless coverage and capacity equipment and equipment to aid the deployment of fiber based networks closer to the ultimate consumer (i.e., fiber to the node, curb, residence or business, which we refer to as our “FTTX” products) has increased significantly in recent years. We expect these spending trends for FTTX and wireless coverage and capacity solutions to continue. Sales of these next generation products also tend to be project-based, causing our sales to fluctuate from period to period and making the timing of our sales harder to predict.

Spending trends on these next generation initiatives in which we participate has not resulted in significant overall spending increases on all categories of infrastructure equipment. In fact, overall spending on all categories of equipment has increased only modestly in recent years, and projections suggest that in the next two to three years overall spending globally will be relatively flat. Our continued ability to compete with other manufacturers of communications equipment depends in part on whether we can continue to develop and effectively market next-generation network infrastructure products.

Competitive pressures to win and retain customers have caused many of our service provider customers to consolidate with one another. We expect this trend to continue. Our customers engage in consolidation in order to gain greater scale and increase their ability to offer a wider range of wireline and wireless services. Consolidation results in larger customers who have fewer competitors and increased buying power. This places pressure on the prices at which we and other vendors can sell products and services. Additionally, consolidation among our customers has caused short-term spending deferrals while the combined companies focus on integration activities. As customers complete integration activities, we generally expect increased sales demand from these customers due to their prior spending deferrals. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they may gain from consolidation and the products they elect to purchase will impact our sales growth and profit margins and those of other equipment vendors.

Recently, a number of our competitors have engaged in business combination transactions, and we expect to see continued consolidation among communication equipment vendors. These business combinations may result in our competitors becoming financially stronger and obtaining broader product portfolios than us. As a result, consolidation could increase the resources of our competitors and negatively impact our product sales.

We believe we need to do three things to compete in this market environment. First, we need to make market share gains in areas where spending is increasing. The acceptance of such products as our fiber connectivity for central offices and FTTX, our TrueNet® CopperTen® structured cabling solutions, our Digivance® and FlexWavetm wireless coverage solutions and our recently acquired Fusiontm and Unisontm in-building wireless coverage and capacity solutions will determine our ability to gain market share. Second, we need to continue to expand our product portfolio and the geographic footprint where we sell. Expanding our product portfolio and geographic reach provides us with more opportunities to complete sales and grow revenues. Third, we need to continue to transform our business model so that we operate more efficiently while continuing to provide superior service to our customers. Finding ways to contain costs, while efficiently servicing the needs of our customers, contributes to our profitability.

Strategy

Our aim is to be the leading global provider of communications network infrastructure solutions and services. Historically we have focused on providing the infrastructure products that connect equipment in communications networks with a particular emphasis on solutions serving the “last mile/kilometer” of a network. We believe our experience with network infrastructure solutions provides us with sustainable competitive advantages in this core business. To advance this core business, in recent years we have divested businesses that were not profitable or did not support our strategic vision. In addition, we have grown our business, both organically and through acquisitions, in ways that we believe complement our strategic focus.

To achieve our aim, we must grow our business in ways that service the ongoing network evolution in developed countries and serve the growing demand for communication services in developing countries with infrastructure solutions. Our efforts are focused on expanding sales in geographic markets that we believe have the highest growth potential.

We believe high growth product segments we can address include central office fiber solutions, FTTX and wireless capacity/coverage and enterprise network upgrades. In recent years there has been a rapid increase in our sales of central office fiber products and FTTX products. We believe that our legacy copper connectivity products over time will become a significantly lower percentage of our overall sales as service providers build out their fiber networks closer to the end user. Pursuing a position as a leading global provider of central office fiber and FTTX solutions is therefore one of our central goals.

We also believe that customers around the world will seek to expand the coverage and capacity of wireless networks more efficiently than can be done with current products in the marketplace. This is especially true in locations with historically poor wireless service such as inside buildings and remote geographical areas. We believe many customers will look to deploy solutions that rely upon Internet protocol to achieve these aims. The present market for the sale of these coverage and capacity solutions is highly fragmented. Our recent acquisition of LGC, completed in December 2007, expands our product offerings and advances our ability to develop and deploy Internet protocol based wireless coverage and capacity solutions. The acquisition represents an initial step in our goal to grow this segment of our business.

In addition to targeting growth in these product market segments, we will also seek to expand our presence in growing geographic markets such as China and India. Our pending acquisition of Century Man is an example of such expansion. We expect communications spending rates in developing countries like these to outpace such rates in more developed parts of the world for the foreseeable future.

To implement our growth strategy we believe we must execute on the following key elements:

•	balanced sales growth through market share gains and the development of new sales channels as well as new product introductions and expansion in existing and adjacent markets. We believe this growth can be accomplished through both strategic acquisitions and our own research and development processes;

•	ongoing competitive transformation through improved operational efficiencies and economies of scale to compete effectively in a more cost-conscious marketplace; and

•	business execution excellence through a heightened focus on the needs of our customers to deliver customer-specific solutions, high-quality products and world-class service.

Balanced Sales Growth.  In the current capital spending environment of our customers, we believe we must find ways to grow our sales — particularly in product sets that service the ongoing network evolution. To grow sales in these areas, we will seek to expand our market share and develop new sales channels. We also will look actively to expand our product breadth in existing and related markets through both strategic acquisitions and our own research and development efforts.

In our efforts to gain market share we are attempting to sell more of our current portfolio to our existing customers, introduce new products to our existing customers, and introduce our product portfolio to new customers. The cornerstone of these initiatives is our commitment to focus on the needs of our customers. We are an industry leader in the area of ’configure to order’ products. These processes provide our customers with customized product solutions that fulfill their requirements with rapid response times. We also are committed to the development and introduction of new products that have applications in our current markets and adjacent markets focused primarily on the “last mile/kilometer” of networks. Our recent acquisition of LGC greatly expands our wireless coverage and capacity product set. We also have introduced a number of new products in recent years that have been developed internally such as: FlexWavetm URH outdoor wireless coverage and capacity solutions, OmniReachtm plug-and-play FTTX products, ComproTecttm gas discharge protection blocks that protect electronics in cabinets from lightening strikes, and FiberGuide® and RiserGuide® solutions for central offices and enterprise organizations that organize and protect fiber optic cables.

We also are committed to the development of additional sales channels that can deliver our products into various market segments. Our acquisition of LGC is a significant step to expand our wireless product sales capabilities, while our pending acquisition of Century Man is expected to expand our market presence in China and other developing markets in Asia. We continuously seek to partner with other companies as an additional channel to serve the public and private communication network markets and to offer more complete solutions for customer needs. Our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value added resellers. We have over 500 value-added reseller partners worldwide. In addition, we are partnering and expanding our relationships with distribution companies such as Anixter and Rexel that make our products more readily available to a wider base of customers worldwide.

To grow our business further we believe we must continue to search for appropriate acquisition candidates and invest in research and development initiatives. We seek acquisitions primarily to strengthen our core product portfolio and enhance our growth initiatives in fiber, wireless and enterprise markets. In addition, we are focused on finding acquisitions that may expand the reach of our geographic sales and enhance our global operations. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. This includes a portfolio of projects with varying risk and reward profiles. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it to be necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.

Competitive Transformation.  Coupled with the need for revenue growth, we must also become more cost efficient in order to increase profitability. We are committed to being a low-cost industry leader and we continuously are searching for ways to operate more efficiently. We presently are implementing the following initiatives as part of an overall initiative we call “competitive transformation:”

•	migrating sales volume to customer-preferred, leading technology products and sunsetting end of life products;

•	improving our customers’ ordering experience through a faster, simpler, more efficient inquiry-to-invoice process;

•	redesigning product lines to gain efficiencies from the use of more common components and improve customization capabilities;

•	increasing direct material savings from strategic global sourcing;

•	improving cash flow from supplier-managed inventory and lead-time reduction programs;

•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas; and

•	focusing our resources on core operations, and, where appropriate, using third parties to perform non-core processes.

This program has contributed to improvements in our gross margin in fiscal 2007. Our ability to implement this strategy and operate our business effectively is subject to numerous uncertainties, the most significant of which are described in Part 1, Item 1A “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.

Business Execution Excellence.  We are committed to helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges in providing communications services to end-users. We strive to offer customer-specific solutions, price-competitive products with great functionality and quality, and world-class customer service and support. We believe if we serve our customers with compelling value propositions that include the aforementioned elements we will be better positioned to grow our business.

Product and Service Offering Groups

The following table shows the percent of net sales for each of our four reportable segments for the three fiscal years ended October 31, 2007, 2006 nd 2005:

Reportable Segment	2007	2006	2005

Connectivity	77.2%	76.8%	71.2%
Wireless	3.3	2.6	6.2
Wireline	4.1	5.1	6.1
Professional Services	15.4	15.5	16.5

Total	100.0%	100.0%	100.0%

Our products are used in both public and enterprise (private business and government) networks. In public networks, our products are located primarily in serving offices for telephone, cable, wireless and other communication service providers. These facilities contain the equipment used in switching, routing and transmitting incoming and outgoing communications channels. Some of our products also are located in the public networks outside the serving offices and on end-users’ premises. As the need for FTTX products and more flexible wireless coverage and capacity solutions continue to expand, we expect to see growth in the use of these products outside serving offices. Our enterprise, private and governmental network customers generally purchase our products for installation in the networks located on their premises. We also sell connection products for broadcast and entertainment facilities.

Below we describe the primary products and services offered by each of these segments. See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding our four business segments as well as information regarding our assets and sales by geographic region.

Connectivity

Our connectivity devices are used in copper (twisted pair), coaxial, fiber-optic, wireless and broadcast communications networks. These products provide the physical interconnections between network components or access points into networks. These products include:

DSX and DDF Products.  We supply digital signal cross-connect (“DSX”) and digital distribution frame (“DDF”) modules, panels and bays, which are designed to terminate and cross-connect copper channels and gain access to digital channels for Internet, data, video and voice transmission. We offer DSX and DDF products to meet global market needs for both twisted-pair and coaxial cable solutions.

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

RF Signal Management Products.  Our Radio Frequency (“RF”) products are designed to meet the unique performance requirements of video, voice and data transmission over coaxial cable used in today’s cable television networks and telephony carrier networks. Our RFWorx® product family leads the industry by offering the “plug-and-play” flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RFWorx system provides network design engineers with the full breadth of RF signal management tools that are essential in an evolving video, voice and data communications environment.

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

Broadcast and Entertainment Products.  Broadcast and Entertainment products are audio, video, data patching and connectors used to connect and access worldwide broadcast radio and television networks. Our Pro-Patch® products are recognized as the industry leader in digital broadcast patching. Our ProAx® triaxial connectors are preferred by operators of mobile broadcast trucks, DBS satellite and large venue, live broadcasts such as the Olympic games. We have introduced a new line of HDTV products for the digital broadcast industry.

Other Connectivity Products.  A variety of other products, such as patch cords, media converters, splitter products and jacks and plugs, are used by telecommunications service providers and private networks to connect, monitor and test portions of their networks.

Wireless

Our wireless systems and components help improve and extend the coverage and capacity of wireless communications networks. These products improve signal quality by boosting the uplink signal of mobile systems to increase receiver performance. These improvements allow mobile subscribers to place more calls successfully, make longer calls, and successfully complete calls in areas that are prone to poor service such as large buildings and remote geographic areas. These products include:

Outdoor Wireless Coverage/Capacity Enhancement Solutions.  Our Digivance® and FlexWavetm families of wireless systems products address a wide range of coverage and capacity challenges for wireless network operators in outdoor metro and expanded venue environments. These solutions include: (i) applications to address challenging locations such as tunnels, traffic corridors and urban centers, (ii) cellular base station hotels that serve significant segments of a metropolitan area, and (iii) neutral host applications that serve multiple carriers simultaneously. These solutions are sold directly to the major providers of cellular telephone services, to the national and regional carriers, including those in rural markets, and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.

In-building Wireless Coverage/Capacity Solutions.  Our recently acquired LGC family of wireless systems products includes solutions that address a wide range of coverage and capacity challenges for wireless network operators in in-building environments. These solutions include a complete line of indoor products that provide complete coverage for a single building or an entire campus. These solutions are sold directly to the major providers of cellular telephone services, to the national and regional carriers, including those in rural markets, enterprise markets and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.

Base Station Solutions.  Our family of wireless base station systems provide complete mobile capacity and coverage solutions. These products include base stations, base station controllers and mobile switching centers that are used by cruise ships, islands and in other remote locations and large enterprises.

Cell Site Solutions.  We offer our ClearGain® family of tower-top and ground mounted amplifier products, which are distributed globally for all major air interfaces. These products amplify a wireless signal and enhance performance and are sold primarily to wireless carriers.

Wireline

Our wireline products (principally Soneplex® and HiGain®) enable communications service providers to deliver high capacity voice and data services over copper or optical facilities in the “last mile/kilometer” of communications networks, while integrating functions and capabilities that help reduce the capital and operating costs of delivering such services. The LoopStar® product family provides our customers with a flexible and economical optical transport platform for both legacy voice and next-generation voice protocols. The LoopStar® portfolio provides “last mile/kilometer” and inter-office data transport to support a wide array of business service offerings at a variety of different transmission rates.

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

The provision of such services also allows us to sell more of our hardware products as users of our Professional Services often have unfulfilled product needs related to their services projects. Our Professional Services thereby complement our hardware business.

Sales and Marketing

Our products and services are used by customers in three primary markets:

•	the public communications network market worldwide, which includes companies such as Verizon, AT&T, Sprint, Telefonica, Deutsche Telecom, and BellCanada, other local telephone companies, long-distance carriers, wireless service providers, cable television operators and broadcasters;

•	the private and governmental markets worldwide, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

•	other communications equipment vendors, who incorporate our products into products and systems that they in turn sell into these two markets.

Our customer base is relatively concentrated, with our top ten telecommunication customers accounting for 45.5%, 44.0% and 38.5% of our net sales in fiscal 2007, 2006 and 2005, respectively. Our largest customer, Verizon, accounted for 17.8%, 16.0% and 12.3% of our net sales in fiscal 2007, 2006 and 2005, respectively. The merger of AT&T and BellSouth (collectively “AT&T”) created another large customer for us. In fiscal 2007, the combined company accounted for approximately 15.4% of our net sales.

Outside the United States, we market our products to communications service providers, owners and operators of private enterprise networks, cable television operators and wireless service providers. Our non-U.S. net sales accounted for approximately 39.2%, 41.4% and 43.3% of our net sales in fiscal 2007, 2006 and 2005, respectively. Our EMEA region (Europe, Middle East and Africa) accounted for the largest percentage of sales outside of North America. EMEA region sales were 21.8%, 25.6% and 26.7% of our net sales in fiscal 2007, 2006 and 2005, respectively.

Our direct sales force drives and completes the majority of our sales. We maintain sales offices throughout the world. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers, distributors and manufacturers’ representatives. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products. Nearly all of our sales to enterprise networks are conducted through third-party distributors.

Our recently completed acquisition of LGC provided us with expanded direct sales capabilities for our wireless products. Further, our recently announced proposed acquisition of Century Man is expected to enhance our direct sales capabilities in China for connectivity products.

We maintain a customer service group that supports our field sales personnel and our third-party distributors. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service-engineering group that provides on-site service to customers.

Research and Development

We believe that our future success depends, in part, on our ability to adapt to the rapidly changing communications environment so we can maintain our significant expertise in core technologies and continue to anticipate and meet our customers’ needs. We continually review and evaluate technological changes affecting the communications market and invest in applications-based research and development. The focus of our research and development activities will change over time based on particular customer needs and industry trends as well as our decisions regarding those areas in which we believe we are most likely to achieve success. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances relating to new products and technologies from sources outside ADC. Our recently completed acquisition of LGC as well as our investments in ip.access, Ltd. and E-Band Communications Corporation have furthered our strategy of pursuing Internet Protocol, radio access network products in the wireless capacity and coverage marketplace. These transactions are examples of the manner in which we can expand our technological capabilities and product offerings through acquisition and strategic investment. Our expenses for internal research and development activities were $69.6 million, $70.9 million and $70.3 million, in fiscal 2007, 2006 and 2005, respectively, which represented 5.3%, 5.5% and 6.2% of our total revenues in each of those respective fiscal years. These percentages have decreased over time as we have become more focused on certain initiatives and as our operations became more concentrated in infrastructure products.

During fiscal 2007, our research and development activities were directed primarily at the following areas:

•	fiber connectivity products for FTTX initiatives and central office applications;

•	high-performance structured cables, jacks, plugs, jumpers, frames and panels to enable the use of increasingly higher-performance IP network protocols within private networks;

•	connectivity products that enable the use of IP network protocols within the public communications network, which is used by our customers to more effectively deploy data services over their existing voice-based networks; and

•	wireless coverage and capacity solutions that enable our customers to optimize their network coverage.

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

Competition

Currently, our primary competitors include:

For Connectivity products:  3M, CommScope, Corning, Furukawa, Nexans, Panduit, Telect, and Tyco.

For Wireless products:  Andrew, Mobile Access and Powerwave

For Wireline products:  ADTRAN and Schmid

For Professional Services:  AFL Telecommunications, Alcatel-Lucent, Böke & Walterfang (B&W), EMBARQ Logistics, Ericsson, GAH Group, Mastec, NEC, Nokia Siemens Networks (NSN), SAG, and Telamon.

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

We experience significant and increasing pricing pressures from competitors as well as from our customers. We believe that because of increased buying power by significant customers who have engaged in consolidation as well as greater competition for market share for product lines with growing market presence such as FTTX, price likely will continue to be a major factor in the markets in which we compete. We believe our potential ability to offset any downward pressure on prices primarily will be driven by the above listed success factors.

We believe that technological change, the increasing addition of Internet, data, video and voice services to integrated broadband, multimedia networks, ongoing regulatory changes and industry consolidation will continue to cause rapid evolution in the competitive environment of the communications equipment market. At this time, it is difficult to predict the full scope and nature of these changes. There can be no assurance that we will be able to compete successfully with existing or new competitors. Competitive pressures may affect our business, operating results or financial condition materially and adversely.

Manufacturing and Suppliers

We manufacture a variety of products that are fabricated, assembled and tested in facilities around the world. In an effort to reduce costs and improve customer service, we generally attempt to manufacture our products in the region of the world where they will be deployed. Our strategy to reduce costs includes looking for opportunities to locate manufacturing in low-cost areas as competitive pressures require. We also look for ways in which we can respond quickly to changes in market factors in our manufacturing and supply chain. Like many companies in our industry, we are focusing on the Asia Pacific region as a potential place to locate manufacturing facilities. Our global sourcing team uses vendors from around the world to procure key components and raw materials at advantageous prices and lead times. The manufacturing process for our electronic products consists primarily of assembly and testing of electronic systems built from fabricated parts, printed circuit boards and electronic components. The manufacturing process for our connectivity products is integrated vertically and consists primarily of the fabrication of jacks, plugs, cables and other basic components from raw materials as well as the assembly of components and the testing of products. Our sheet metal, plastic molding, stamping and machining capabilities permit us to configure components to customer specifications, provide competitive lead times and control production costs. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products. We estimate that products manufactured by these companies accounted for approximately 20% of our net sales for the Connectivity, Wireless and Wireline segments of our business in fiscal 2007.

We purchase raw materials and component parts from many suppliers. These purchases consist primarily of copper wire, optical fiber, steel, brass, nickel-steel alloys, gold, plastics, printed circuit boards, solid state components, discrete electronic components and similar items. Although many of these items are single-sourced, we have not experienced any significant difficulties to date in obtaining adequate quantities. Over the last two years, we saw significant increases in the prices we paid for many commodities, especially copper and resins. We were able to pass some of these cost increases on to our customers. Our competitive transformation initiative efforts also offset many of the commodity price increases through sourcing initiatives and operational efficiencies. Circumstances relating to the availability and pricing of materials could change and our ability to mitigate price increases or to take advantage of price decreases will depend upon a variety of factors, such as our purchasing power and the purchasing power of our customers. We cannot guarantee that sufficient quantities or quality of raw materials and component parts will be as readily available in the future, that they will be available at favorable prices or how the prices at which we sell our products will be impacted by the prices at which we obtain raw materials. We continue to review our manufacturing strategy to provide products at lower costs and improve our customer responsiveness.

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

Seasonality

In the future, we expect sales in our second and third fiscal quarters to be higher than sales in our other two fiscal quarters. First quarter results are usually adversely affected by the holiday season that extends from Thanksgiving through New Years Day and the preparation of annual capital spending budgets by many of our customers during the first fiscal quarter. In the first quarter of fiscal 2008, we anticipate that sales will be lower than sales in the fourth quarter of fiscal 2007. In addition, we expect fiscal 2008 fourth quarter sales to be lower than third quarter sales because capital spending by our customers usually declines in the fourth quarter of the calendar year. As a result of our proposed acquisition of Century Man, in the future, our first and/or second fiscal quarter results may be adversely affected by lower sales in China due to the Lunar New Year holiday.

The number of sales days for each of our fiscal quarters in fiscal 2008 are: 62 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and 64 days in the fourth quarter. The number of sales days for each of our fiscal quarters in fiscal 2007 were: 63 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and 62 days in the fourth quarter.

Employees

As of October 31, 2007, we employed approximately 9,050 people worldwide, which is an increase of approximately 450 employees since October 31, 2006. The increase primarily represents employees hired for our manufacturing operations, with the largest increases in Mexico and China.

Executive Officers of the Registrant

Our executive officers are:

		Officer
Name	Office	Since	Age

Robert E. Switz	President and Chief Executive Officer	1994	61
James G. Mathews	Vice President, Chief Financial Officer	2005	56
Hilton M. Nicholson	Vice President, President, Network Solutions Business Unit	2006	49
Patrick D. O’Brien	Vice President, President, Global Connectivity Solutions Business Unit	2002	44
Richard B. Parran, Jr	Vice President, President, Professional Services Business Unit	2006	51
Steven G. Nemitz	Vice President and Controller	2007	33
Laura N. Owen	Vice President, Chief Administrative Officer	1999	51
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	48

Mr. Switz joined ADC in January 1994 as ADC’s Chief Financial Officer. He served in this capacity until he was appointed as our Chief Executive Officer in August 2003. From 1988 to 1994, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics. His last position at Burr-Brown was as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.

Mr. Mathews joined ADC in 2005 as our Vice President and Controller. He served in this capacity until he was appointed as our Chief Financial Officer in April 2007. From 2000 to 2005 Mr. Mathews served as Vice President-Finance and Chief Accounting Officer for Northwest Airlines, which filed for Bankruptcy Reorganization under Chapter 11 in U.S. Bankruptcy Court in September 2005. Prior to joining Northwest Airlines, Mr. Mathews was Chief Financial and Administrative Officer at CARE-USA, the world’s largest private relief and development agency. Mr. Mathews also held a variety of positions at Delta Air Lines, including service as Delta’s Corporate Controller and Corporate Treasurer.

Mr. Nicholson joined ADC in March 2006 as Vice President, President, Active Infrastructure Business Unit. This business unit recently changed its name to Network Solutions. Mr. Nicholson was President of our IP Cable Business Unit from July 2002 to June 2004 when we completed the divestiture of this business. Prior to rejoining ADC, he was the Senior Vice President of Product Operations at 3com, a provider of secure and converged networking solutions, from 2004 to 2006. He previously was employed by Lucent Technologies from 1995 to 2002. His last position at Lucent Technologies was Vice President and General Manager, Core Switching and Routing Divisions.

Mr. O’Brien joined ADC in 1993 as a product manager for the company’s DSX products. During the following eight years, he held a variety of positions of increasing responsibility in the product management area, including Vice President and General Manager of copper and fiber connectivity products. He was named President of ADC’s Global Connectivity Solutions Business Unit in September 2004. From May 2004 through August 2004, Mr. O’Brien served as our President and Regional Director of the Americas Region. Mr. O’Brien also served as President of our Copper and Fiber Connectivity Business Unit from October 2002 to May 2004. Prior to joining ADC, Mr. O’Brien was employed by Contel Telephone for six years in a network planning capacity.

Mr. Parran joined ADC in November 1995 and served in our business development group. From November 2001 to November 2005 he held the position of Vice President, Business Development. In November of 2005 Mr. Parran became the interim leader of our Professional Services Business Unit. In March 2006 he was appointed Vice President, President, Professional Services Business Unit. Prior to joining ADC, Mr. Parran served as a general manager of the business services telecommunications business for Paragon

Cable and spent 10 years with Centel, now part of Sprint, in positions of increasing responsibility in corporate development and cable and cellular operations roles.

Mr. Nemitz joined ADC in January 2000 as a financial analyst. Between that time and September 2002 he also served us as a senior financial analyst and a principal financial analyst. In September 2002, Mr. Nemitz left ADC to work for Zomax Incorporated, a provider of media and supply chain solutions, where he held the position of corporate accounting manager. In September 2003, Mr. Nemitz returned to ADC as a corporate finance manager. He became the finance manager of our Global Connectivity Solutions business unit in October 2004, Americas Region Controller in November 2005 and Assistant Corporate Controller in August 2006. Beginning in May 2007, he began service as our Corporate Controller.

Ms. Owen joined ADC as Vice President, Human Resources in December 1997. In October 2007 she was named Vice President, Chief Administrative Officer. As a part of this role, she continues to oversee our human resources function. Prior to joining ADC, Ms. Owen was employed by Texas Instruments and Raytheon (which purchased the Defense Systems and Electronics Group of Texas Instruments in 1997), manufacturers of high-technology systems and components. From 1995 to 1997, she served as Vice President of Human Resources for the Defense Systems and Electronics Group of Texas Instruments.

Mr. Pflaum joined ADC in April 1996 as Associate General Counsel and became Vice President, General Counsel and Secretary of ADC in March 1999. Prior to joining ADC, Mr. Pflaum was an attorney with the Minneapolis-based law firm of Popham Haik Schnobrich & Kaufman.

Item 1A.	RISK FACTORS

Our business faces many risks. Below we describe some of these risks. Additional risks of which we currently are unaware or believe to be immaterial may also result in events that could impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.

Risks Related to Our Business

Our industry is highly competitive, and our product and services sales are subject to significant downward pricing pressure.

Competition in the broadband network infrastructure equipment and services industry is intense. Overall spending for communications infrastructure products has not increased significantly in recent years, and spending levels are expected to remain relatively flat in the future. Spending on infrastructure equipment for next-generation networks such as FTTX products and wireless coverage and capacity solutions, however, is expected to increase. Our continued ability to compete with other manufacturers of communications equipment depends in part on whether we can continue to develop and effectively market next-generation infrastructure products.

We believe our ability to compete with other manufacturers of communications equipment products and providers of related services depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses. We have experienced and anticipate greater pricing pressures from our customers as well as our competitors.

Our industry currently is characterized by many vendors pursuing relatively few large customers. As a result, our customers have the ability to exert significant pressure on us with respect to product pricing and other contractual terms. In recent years, a number of our large customers have engaged in business combination transactions (including the merger of SBC Communications and AT&T completed in November 2005 and the merger of AT&T and BellSouth completed in December 2006). Accordingly, we have fewer large-scale customers, and these customers have even greater scale and buying power.

Many of our competitors have more extensive engineering, manufacturing, marketing, financial and personnel resources than us. As a result, our competitors may be able to respond more quickly to new or emerging technologies or changes in the requirements of communications services providers, or offer more aggressive pricing.

Shifts in our product mix may result in declines in our gross margin.

Gross margins vary among our product groups and fluctuate from quarter to quarter as a result of shifts in product mix (i.e., the amount of each type of product we sell in a particular quarter), the introduction of new products, decreases in average selling prices as products mature and we face competitive pricing pressure, and our ability to reduce manufacturing and other costs. We expect this fluctuation in gross profit to continue in the future. Also, new offerings such as our FTTX products typically have lower gross margins than our legacy products. As these new products increasingly account for a larger percentage of our sales, our gross margins are likely to be impacted negatively.

We are becoming increasingly dependent on significant specific network expansion projects undertaken by our customers.

Our business increasingly is focused on the sale of products, including our FTTX products, to support customer initiatives to expand broadband capabilities in their networks. These products increasingly have been deployed by our customers outside their central offices in connection with specific capital projects to increase network capabilities.

Because of these project-specific product purchases by our customers, the short-term demand for our products can fluctuate significantly, and our ability to forecast sales from quarter to quarter has diminished substantially. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter.

In addition, competition among suppliers with respect to these capital projects can be intense, particularly because these projects often utilize new products that were not previously used in customers’ networks. We cannot give any assurance that these capital projects will continue or that our products will be selected for these equipment deployments.

Our cost-reduction initiatives may not result in anticipated savings or more efficient operations.

Over the past several years, we have implemented, and are continuing to implement, significant cost-reduction measures. These measures have been taken in an effort to improve our levels of profitability. We have incurred significant restructuring and impairment charges in connection with these cost-reduction efforts. If these measures are not fully completed or are not completed in a timely fashion, we may not realize their full potential benefit.

In addition, the efforts to cut costs may not generate the savings and improvements in our operating margins and profitability we anticipate. Such efforts may also be disruptive to our operations. For example, cost savings measures may yield unanticipated consequences, such as attrition beyond any planned reductions in force or increased difficulties in our day-to-day operations, and adversely affect employee morale. Although we believe it is necessary to reduce the cost of our operations to improve our performance, these initiatives may also preclude us from making potentially significant expenditures that could improve our product offerings, competitiveness or long-term prospects.

Consolidation among our customers has resulted in our loss of customers and reduced revenue during the pendency of business combinations and related integration activities.

We believe consolidation among our customers in the future will continue to permit them to increase market share and achieve greater economies of scale. Consolidation has impacted our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of network equipment during the integration period. For example, following the merger of SBC Communications with AT&T and the merger of AT&T with BellSouth, the combined companies initially deferred spending on certain network equipment purchases, which resulted in lower product sales by ADC to these companies.

The impact of significant mergers of our customers on our business is likely to be unclear until sometime after such transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and may choose one of our competitors as its preferred vendor. There can be no assurance that we will continue to supply equipment to the surviving communications service provider after a business combination is completed.

Our sales could be impacted negatively if one or more of our key customers substantially reduces orders for our products.

Our customer base is relatively concentrated, with our top ten customers accounting for 45.5%, 44.0% and 38.5% of net sales for fiscal 2007, 2006 and 2005, respectively. In addition, our largest customer, Verizon, accounted for 17.8%, 16.0% and 12.3% of our net sales in fiscal 2007, 2006 and 2005, respectively. The merger of AT&T and BellSouth has created another large customer for us. In fiscal 2007, the combined company accounted for approximately 15.4% of our sales.

If we lose a significant customer for any reason, including consolidation among our major customers, our sales and gross profit will be impacted negatively. Also, in the case of products for which we believe potential revenue growth is the greatest, our sales remain highly concentrated with the major communications service providers. For example, we rely on Verizon for a large percentage of our sales of FTTX products. The loss of sales due to a decrease in orders from a key customer could require us to exit a particular business or product line or record impairment or restructuring charges.

Our Professional Services business is exposed to risks associated with a highly concentrated customer base.

Most of our Professional Services are provided to customers in the United States. As a result of the merger of SBC Communications with AT&T and the merger of AT&T and BellSouth, our Professional Services business in the United States is heavily dependent upon sales to the combined company resulting from these mergers. To date, the combined company has deferred the deployment of certain new communications networks. If, over the long term, AT&T continues to delay or reduces the services we provide to it, we may not be successful in finding new customers to replace the lost sales for a period of time. Therefore, sales by our Professional Services business could decline substantially and have an adverse effect on our business and operating results.

Our market is subject to rapid technological change, and, to compete effectively, we must continually introduce new products that achieve market acceptance.

The communications equipment industry is characterized by rapid technological changes, evolving industry standards, changing market conditions and frequent new product and service introductions and enhancements. The introduction of products using new technologies or the adoption of new industry standards can make our existing products, or products under development, obsolete or unmarketable. For example, FTTX product sales initiatives may impact sales of our non-fiber products negatively. In order to remain competitive and increase sales, we will need to adapt to these rapidly changing technologies, enhance our existing products and introduce new products to address the changing demands of our customers.

We may not predict technological trends or the success of new products in the communications equipment market accurately. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital commitments. For example, during fiscal 2006 and fiscal 2007, we invested significant resources in the development and marketing of a new line of automated copper cross-connect products. During the third quarter of fiscal 2007, following a review of the market potential of these products, we curtailed all development and marketing activities relating to this product line. This resulted in inventory and fixed asset write-offs. We do not know whether other new products and services we develop will gain market acceptance or result in profitable sales.

Many of our competitors have greater engineering and product development resources than we do. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.

We may not successfully close strategic acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses with our existing operations.

We recently acquired LGC and expect to complete our acquisition of Century Man in January 2008. In the future, we intend to acquire other companies and/or product lines that we believe are aligned with our current strategic focus. We cannot provide assurances that we will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, have the cash or other resources necessary to acquire them, or close strategic acquisitions because of the ability to obtain requisite shareholder or regulatory approvals or otherwise. The significant effort and management attention invested in a strategic acquisition may not result in a completed transaction.

The impact of future acquisitions on our business, operating results and financial condition are not known at this time. In the case of LGC, Century Man and other businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition. We may also acquire unanticipated liabilities. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.

If we seek to secure financing, we may not be able to obtain it on acceptable terms.

Based on current business operations and economic conditions, and anticipated cash flows from operations, we currently anticipate that our available cash resources (which include existing cash, cash equivalents and available-for-sale securities), will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise additional funds. In addition, if the cost of one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital.

We currently do not have any significant available lines of credit or other significant credit facilities. We currently are negotiating the terms of a potential credit facility, but there can be no assurance that we can obtain this loan financing on acceptable terms. If we raise additional funds by obtaining a credit facility or issuing debt, we may be subject to restrictive covenants that could limit our operating flexibility and interest payments could dilute earnings per share.

We recorded a significant impairment charge during the quarter ended October 31, 2007 to reduce the carrying value of certain auction rate securities we hold, and we currently expect to incur additional impairment charges with respect to auction rate securities in fiscal year 2008.

Credit concerns in the capital markets have significantly reduced our ability to liquidate auction rate securities that we classify as available-for-sale securities on our balance sheet. As of October 31, 2007, we held auction rate securities with a par value of $193.0 million. These securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing debt obligations, and dividend-yielding preferred stock. Some of the underlying collateral for the auction rate securities we hold consists of sub-prime mortgages. In the fourth quarter of fiscal 2007, we recorded an other-than-temporary impairment charge of $29.4 million to reduce the value of our auction rate securities to their estimated fair value of $163.6 million as of October 31, 2007.

In November 2007, we sold at par $23.2 million of the auction-rate securities we held at October 31, 2007. Subsequently, we received account statements as of November 30, 2007 indicating that the fair value of our auction rate securities had declined approximately another $20.0 million since October 31, 2007. The estimated fair value of these securities could decrease or increase significantly in the future based on market conditions.

The current par value of our auction-rate securities portfolio is $169.8 million. After adjustment for the $29.4 million impairment charge recorded as of October 31, 2007 and the estimated further approximately $20.0 million decline in the fair value of these securities since October 31, 2007, our auction rate securities have an estimated fair value of approximately $121.0 million as of November 30, 2007. As a result, we expect to record an additional impairment charge during the quarter ending January 31, 2008, the amount of which will depend on the estimated fair value of our auction rate securities as of January 31, 2008. In future periods, the estimated fair value of our auction rate securities could decline further based on market conditions, which could result in additional impairment charges. These charges could be substantial.

Possible consolidation among our competitors could result in a loss of sales.

Recently, a number of our competitors have engaged in business combination transactions, and we expect to see continued consolidation among communication equipment vendors. These business combinations may result in our competitors becoming financially stronger and obtaining broader product portfolios than us. As a result, consolidation could increase the resources of our competitors and negatively impact our product sales and our profitability.

Our operating results fluctuate significantly from quarter to quarter.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Fluctuations in our quarterly operating results may be caused by many factors, including the following:

•	the volume and timing of orders from and shipments to our customers;

•	the overall level of capital expenditures by our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	the location and utilization of our production capacity and employees; and

•	the availability and cost of key components of our products.

Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.

In the future, we expect sales in our second and third fiscal quarters to be higher than sales in our other two fiscal quarters. First quarter results are usually adversely affected by the holiday season that extends from Thanksgiving through New Years Day and the preparation of annual capital spending budgets by many of our customers during the first fiscal quarter. In the first quarter of fiscal 2008, we anticipate that sales will be lower than sales in the fourth quarter of fiscal 2007. In addition, we expect fiscal 2008 fourth quarter sales to be lower than third quarter sales because capital spending by our customers usually declines in the fourth quarter of the calendar year. As a result of our proposed acquisition of Century Man, in the future, our first and/or second fiscal quarter results may be adversely affected by lower sales in China due to the Lunar New Year holiday.

The regulatory environment in which we and our customers operate is changing.

Although our business is not subject to significant direct governmental regulation, the communications services provider industry in which our customers operate is subject to significant and changing federal and state regulation in the United States and regulation in other countries.

The U.S. Telecommunications Act of 1996 (the “Telecommunications Act”) lifted certain restrictions on the ability of communications services providers and other ADC customers to compete with one another. The Telecommunications Act also made other significant changes in the regulation of the telecommunications industry. These changes generally increased our opportunities to provide communications network infrastructure products to providers of Internet, data, video and voice networks. However, some of the changes resulting from the Telecommunications Act have diminished the return on additional investments by our customers in their networks, which has reduced demand for some of our products.

In a 2003 ruling, the Federal Communications Commission (“FCC”) terminated its “line-sharing” requirements, with the result that major telephone companies are no longer legally required to lease space to resellers of digital subscriber lines. The FCC ruling also allowed telephone companies to maintain sole ownership of newly-built networks that often use our FTTX products. While we believe that the ruling will generally have a positive effect on our business, there can be no assurance that the ruling will result in a long-term material increase in the sales of our products.

The regulatory environment for communication services providers is also changing in other countries. In many countries, regulators are considering whether service providers should be required to provide access to their networks by competitors. For example, this issue is currently being debated in Germany and Australia. As a result, our FTTX initiatives in these countries have been delayed.

Additional regulatory changes affecting the communications industry have occurred and are anticipated both in the United States and internationally. For example, a European Union directive relating to the restriction of hazardous substances (“RoHS”) in electrical and electronic equipment and a directive relating to waste electrical and electronic equipment (“WEEE”) have been and are being implemented in EU member states. Among other things, the RoHS directive restricts the use of certain hazardous substances, including lead, in the manufacture of electrical and electronic equipment and the WEEE directive requires producers of electrical goods to be responsible for the collection, recycling, treatment and disposal of these goods. Similar laws were passed in China in February 2006, as well as in South Korea in April 2007. The Chinese law became effective in March 2007. We understand governments in other countries are considering implementing similar laws or regulations. Our failure to comply with the RoHS and WEEE directives, or similar laws and regulations that have been and may be implemented in other countries, could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, monetary penalties and other sanctions.

New regulatory changes could alter demand for our products. In addition, recently announced or future regulatory changes could come under legal challenge and be altered, which could reverse the effect of such changes and their anticipated impact. Competition in our markets may intensify as the result of changes to existing or new regulations. Accordingly, changes in the regulatory environment could adversely affect our business and results of operations.

Conditions in global markets could affect our operations.

Our sales outside the United States accounted for approximately 39.2%, 41.4% and 43.3% of our net sales in fiscal 2007, 2006 and 2005, respectively. We expect sales outside the United States to remain a significant percentage of net sales in the future. In addition to sales and distribution activities in numerous countries, we conduct manufacturing or other operations in the following countries: Australia, Austria,

Belgium, Brazil, Canada, Chile, China, Czech Republic, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.

Due to our sales and other operations outside the United States, we are subject to the risks of conducting business globally. These risks include the following:

•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	compliance with the Foreign Corrupt Practices Act and various laws in countries in which we are doing business;

•	fluctuations in foreign currency exchange rates;

•	requirements to consult with or obtain the approval of works councils or other labor organizations to complete business initiatives;

•	tariffs and other barriers and restrictions;

•	longer payment cycles;

•	difficulties in enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes and export and import requirements; and

•	the burdens of complying with a variety of non-U.S. laws and telecommunications standards.

Our business is also subject to general geopolitical and environmental risks, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil, changes in diplomatic or trade relationships, natural disasters and other possible disruptive events such as pandemic illnesses.

Economic conditions in many of the markets outside the United States in which we do business represent significant risks to us. Instability in our non-U.S. markets, such as the Middle East, Asia and Latin America, could have a negative impact on our sales and business operations in these markets, and we cannot predict whether these unstable conditions will have a material adverse effect on our business and results of operations. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global war on terror also may have negative effects on our business operations. In addition to the effect of global economic instability on sales to customers outside the United States, sales to United States customers could be negatively impacted by these conditions.

We have agreed to acquire Century Man, and, if this acquisition is completed, we will be subject to special risks relating to doing business in China.

We have agreed to acquire Century Man, a provider of broadband connectivity equipment that conducts almost all of its business in China. After this acquisition is completed, our operations in China will be subject to significant political, economic and legal uncertainties. Changes in laws and regulations or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the operations of Century Man. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, there can be no assurance that the government will continue to pursue these policies, especially in the event of a change in leadership, social or political disruption or other circumstances affecting China’s political and economic environment.

Although not permitted under Chinese law, corruption, extortion, bribery, payoffs and other fraudulent practices occur from time to time in China. We must comply with U.S. laws prohibiting corrupt business practices outside the United States. Foreign companies, including some of our competitors, are not subject to these laws. If our competitors in China engage in these practices, we may be at a competitive disadvantage. We maintain a business conduct program to prevent, deter and detect violations of law in the conduct of business throughout the world. We will conduct a review of Century Man’s business practices and will train our personnel in China on appropriate ethical and legal business standards. However, a risk will remain that our employees will engage in activities that violate laws or our corporate policies. This is particularly true in instances in which the employees of a company we may acquire may not have been previously accustomed to operating under similar standards. In the event an employee violates applicable laws pertaining to sales practices, accounting standards, facility operations or other business or operational requirements, we may face substantial penalties, and our business in China could be affected adversely.

Our intellectual property rights may not be adequate to protect our business.

Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, trademarks, copyrights and trade secrets, these protections are limited. Accordingly, we cannot predict whether these protections will be adequate, or whether our competitors will develop similar technology independently, without violating our proprietary rights. Rights that may be granted under any patent application in the future may not provide competitive advantages to us. Intellectual property protection in foreign jurisdictions may be limited or unavailable.

Many of our competitors have substantially larger portfolios of patents and other intellectual property rights than we do. As competition in the communications network equipment industry has intensified and the functionality of products has continued to overlap, we believe that network equipment manufacturers increasingly are becoming subject to infringement claims. We have received, and expect to continue to receive, notices from third parties (including some of our competitors) claiming that we are infringing their patents or other proprietary rights. We also have asserted patent claims against certain third parties.

We cannot predict whether we will prevail in any patent litigation brought against us by third-parties, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Unfavorable resolution of such litigation could have a material adverse effect on our business, results of operations or financial condition. In addition, any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time and attention, delay our product shipments or require us to enter into expensive royalty or licensing agreements.

A third party may not be willing to enter into a royalty or licensing agreement on acceptable terms, if at all. If a claim of product infringement against us is successful and we fail to obtain a license, or develop or license non-infringing technology, our business, operating results and financial condition could be adversely affected.

We are dependent upon our senior management and other critical employees.

Like all communications technology companies, our success is dependent on the efforts and abilities of our senior management personnel and other critical employees, including those in customer service and product development functions. Our ability to attract, retain and motivate these employees is critical to our success. In addition, because we may acquire one or more businesses in the future, our success will depend, in part, upon our ability to retain and integrate our own personnel with personnel from acquired entities that are necessary to the continued success or the successful integration of the acquired businesses.

Our continuing initiatives to streamline operations as well as the challenging business environment in which we operate may cause uncertainty in our employee base about whether they will have future employment with us. This uncertainty may have an adverse effect on our ability to retain and attract key personnel.

Compliance with internal control requirements is expensive and poses certain risks.

We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. In addition, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404 of that legislation.

Following the fiscal quarter ended February 2, 2007, we identified a material weakness in our internal control over financial reporting related to the timing of the recording of certain impairment charges incurred in connection with the classification of one of our business units as a discontinued operation. As a result of the need to record these impairment charges during the fourth quarter of the fiscal year ended October 31, 2006, we were required to restate our financial statements for that fiscal year.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Product defects or the failure of our products to meet specifications could cause us to lose customers and revenue or to incur unexpected expenses.

If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:

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

Our ability to manufacture our products is dependent upon the availability of certain raw materials and supplies. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand for our products. In addition, the costs to obtain these raw materials and supplies are subject to price fluctuations because of global market demands. Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies.

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

As of October 31, 2007, we had recorded approximately $7.6 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.

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

We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2007, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. The principal currency exposures being mitigated were the Australian dollar and the euro.

Risks Related to Our Common Stock

Our stock price has been volatile historically and may continue to be volatile. The price of our common stock may fluctuate significantly.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

In addition, components of the compensation of many of our key employees are dependent on the price of our common stock. Lack of positive performance in our stock price may affect our ability to retain key employees.

Anti-takeover provisions in our charter documents, our shareholder rights agreement and Minnesota law could prevent or delay a change in control of our company.

Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and may limit the price that investors may be willing to pay for our common stock. These provisions include the following:

•	advance notice requirements for shareholder proposals;

•	authorization for our board of directors to issue preferred stock without shareholder approval;

•	authorization for our board of directors to issue preferred stock purchase rights upon a third party’s acquisition of 15% or more of our outstanding shares of common stock; and

•	limitations on business combinations with interested shareholders.

Some of these provisions may discourage a future acquisition of our company even though our shareholders would receive an attractive value for their shares, or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own our approximately 500,000 sq. ft. corporate headquarters facility, which is located in Eden Prairie, Minnesota. During 2005, we entered into a lease agreement with Wells Fargo Financial Acceptance Minnesota, Inc. to lease approximately 110,000 square feet of this facility. The remaining lease term is approximately eight years.

In addition to our headquarters facility, our principal facilities as of October 31, 2007, consisted of the following:

•	Shakopee, Minnesota — approximately 360,000 sq. ft., owned; general purpose facility used for engineering, manufacturing and general support of our global connectivity products; and a second facility, approximately 50,000 sq. ft., leased; general purpose facility used for engineering, testing and general support for our wireless products;

•	Kennesaw, Georgia — approximately 86,000 sq. ft., leased; administration and operations facility used for our professional services business;

•	Juarez and Delicias, Mexico — approximately 386,000 sq. ft. and 139,000 sq. ft., respectively, owned; manufacturing facilities used for our global connectivity products;

•	Berlin, Germany — approximately 619,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;

•	Sidney, Nebraska — approximately 376,000 sq. ft., owned; manufacturing facility used for our global connectivity products;

•	Brno, Czech Republic — approximately 123,000 sq. ft., leased; manufacturing facility used for our global connectivity products;

•	Berkeley Vale, Australia — approximately 98,000 sq. ft., owned; general purpose facility for engineering, manufacturing and general support of our global connectivity products;

•	Bangalore, India — approximately 88,000 sq. ft., owned; manufacturing facility used for our global connectivity products; and a second site in Bangalore, approximately 69,000 sq. ft., leased; general purpose facilities for engineering, sales, finance, information technology and back-office applications;

•	Santa Teresa, New Mexico — approximately 333,000 sq. ft., leased; global warehouse and distribution center facility with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations;

•	Shanghai, China — approximately 59,000 sq. ft., leased; manufacturing site used for our global connectivity products; and a second facility in Shanghai, approximately 37,000 sq. ft., leased; facility for engineering, manufacturing and product management; and

•	Hangzhou, China — approximately 47,000 sq. ft., leased; manufacturing site used for our global connectivity products.

We also own or lease approximately 83 other facilities in the following locations: Australia, Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Hong Kong, Hungary, India, Indonesia, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.

We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. On October 31, 2007, we maintained approximately 3.9 million square feet of active space (2.0 million square feet leased and 1.9 million square feet owned), and have irrevocable commitments for an additional 0.5 million square feet of inactive space, totaling approximately 4.4 million square feet of space at locations around the world. In comparison, at the end of fiscal 2006, we had 4.1 million square feet of active space, and irrevocable commitments for 0.7 million square feet of inactive space, totaling approximately 4.8 million square feet of space at locations around the world.

Item 3.	LEGAL PROCEEDINGS

We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2007, we had recorded approximately $7.6 million in loss reserves for certain of these matters. Based on the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.

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

Our common stock, $0.20 par value, is traded on The NASDAQ Global Select Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2007 and 2006, as reported on that market.

	2007		2006
	High	Low	High	Low

First Quarter	$16.65	$13.40	$25.88	$17.21
Second Quarter	19.21	15.10	27.90	22.30
Third Quarter	21.06	16.35	23.67	11.84
Fourth Quarter	21.00	14.85	15.80	11.81

As of December 12, 2007, there were 6,987 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. On April 18, 2005, we announced a one-for-seven reverse split of our common stock. The effective date of the reverse split was May 10, 2005. In this Form 10-K, all share, share equivalent and per share amounts have been adjusted to reflect the reverse stock split for all periods presented. We did not issue any fractional shares of our new common stock as a result of the reverse split. Instead, shareowners who were otherwise entitled to receive a fractional share of new common stock received cash for the fractional share in an amount equal to the fractional share multiplied by the split-adjusted price of one share of our common stock. As a result, 4,272 shares at $16.10 per share reduced common shares and paid-in capital in the consolidated statement of shareowners’ investment.

Comparative Stock Performance

The table below compares the cumulative total shareowner return on our common stock for the last five fiscal years with the cumulative total return on the S&P 500 Index, the S&P 500 Communications Equipment Index, the S&P Midcap 400 Index and the S&P 400 Communications Equipment Index. This graph assumes a $100 investment in each of ADC, the S&P 500 Index, the S&P 500 Communications Equipment Index, the S&P Midcap 400 Index and the S&P 400 Communications Equipment Index at the close of trading on October 31, 2002, and also assumes the reinvestment of all dividends.

	2002	2003	2004	2005	2006	2007
ADC	$100.00	162.66	139.87	157.78	129.39	169.08
S&P 500 Index	$100.00	120.80	132.18	143.71	167.19	191.54
S&P 500 Communications Equipment Index	$100.00	159.44	173.61	180.60	203.33	251.64
S&P Midcap 400 Index	$100.00	130.73	145.16	170.78	193.72	226.69
S&P 400 Communications Equipment Index	$100.00	183.35	180.99	175.34	190.86	223.03

Because ADC is no longer a company within the S&P 500 Index or the S&P 500 Communications Equipment Index, we intend to replace these indexes with the S&P 400 Midcap Index and the S&P 400 Communications Equipment Index. We have included the S&P 400 Midcap Index and the S&P 400 Communications Equipment Index in the graph above.

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

FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31

	2007	2006	2005	2004	2003
	(In millions, except per share data)

Income Statement Data from Continuing Operations
Net sales	$1,322.2	$1,281.7	$1,128.9	$733.9	$545.1
Gross profit	442.5	412.7	425.2	300.5	211.1
Research and development expense	69.6	70.9	70.3	59.1	59.9
Selling and administration expense	291.1	273.7	259.6	204.1	155.4
Operating income (loss)	67.9	47.3	85.2	24.0	(40.2)
Income (loss) before income taxes	116.6	57.6	106.0	33.6	(74.1)
Provision (benefit) for income taxes	3.3	(37.7)	7.2	2.0	(5.1)
Income (loss) from continuing operations	113.3	95.3	98.8	31.6	(69.0)
Earnings (loss) per diluted share from continuing operations	0.96	0.81	0.82	0.27	(0.60)
Balance Sheet Data
Current assets	1,008.2	942.7	854.8	835.8	1,032.4
Current liabilities	474.1	263.9	288.8	302.0	266.8
Total assets	1,764.8	1,611.4	1,537.2	1,428.1	1,296.9
Long-term notes payable	200.6	400.0	400.0	400.0	400.0
Total long-term obligations	283.1	474.0	474.5	466.8	402.4
Shareowners’ investment	1,007.6	873.5	773.9	659.3	627.7

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a leading global provider of broadband communications network infrastructure products and related services. Our products offer comprehensive solutions enabling the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks. These products include fiber-optic, copper and coaxial based frames, cabinets, cables, connectors and cards, wireless capacity and coverage solutions, network access devices and other physical infrastructure components for communication networks.

Our products are used primarily in the “last mile/kilometer” of a communications network, which links Internet, data, video and voice traffic from the serving office of the communications service provider to the end-user of the communication services. We also provide professional services that help our customers plan, deploy and maintain Internet, data, video and voice communications networks.

Our customers consist primarily of long-distance and local telephone service providers and private enterprises that operate their own communication networks. In addition, our customers include cable television operators, wireless service providers, new competitive telephone service providers, broadcasters, government agencies, system integrators and communications equipment manufacturers and distributors. Our products and services are provided through our customers through four reportable business segments: Connectivity products, Wireless products, Wireline products, and Professional Services.

Results of Operations

The following table shows the percentage change in net sales and expense items from continuing operations for the three fiscal years ended October 31, 2007, 2006, and 2005:

				Percentage
				Increase (Decrease)
				Between Periods
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
		(In millions)

Net sales	$1,322.2	$1,281.7	$1,128.9	3.2%	13.5%
Cost of sales	879.7	869.0	703.7	1.2	23.5
Gross profit	442.5	412.7	425.2	7.2	(2.9)
Gross margin	33.5%	32.2%	37.7%
Operating expenses:
Research and development	69.6	70.9	70.3	(1.8)	0.9
Selling and administration	291.1	273.7	259.6	6.4	5.4
Impairment charges	3.5	1.2	0.3	191.7	300.0
Restructuring charges	10.4	19.6	9.8	(46.9)	100.0

Total operating expenses	374.6	365.4	340.0	2.5	7.5

Operating income	67.9	47.3	85.2	43.6	(44.5)
Operating margin	5.1%	3.7%	7.5%
Other income (expense), net:
Interest income, net	17.0	7.0	7.1	142.9	(1.4)
Other, net	31.7	3.3	13.7	860.6	(75.9)

Income before income taxes	116.6	57.6	106.0	102.4	(45.7)
Provision (benefit) for income taxes	3.3	(37.7)	7.2	(108.8)	(623.6)

Income from continuing operations	$113.3	$95.3	$98.8	18.9%	(3.5)%

The table below sets forth our net sales from continuing operations for fiscal 2007, 2006 and 2005 for each of our four reportable segments described in Item 1 of this Form 10-K.

				Percentage
				Increase (Decrease)
	Net Sales			Between Periods
Reportable Segment	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(In millions)

Connectivity	$1,020.0	$984.4	$803.8	3.6%	22.5%
Wireless	44.2	33.1	69.9	33.5	(52.6)
Wireline	53.8	65.1	69.3	(17.4)	(6.1)
Professional Services:
Product	52.2	53.5	57.8	(2.4)	(7.4)
Service	152.0	145.6	128.1	4.4	13.7

Total Professional Services	204.2	199.1	185.9	2.6	7.1

Total Net Sales	$1,322.2	$1,281.7	$1,128.9	3.2%	13.5%

Net Sales

Fiscal 2007 vs. Fiscal 2006

Our net sales growth for fiscal 2007 as compared to fiscal 2006 was driven by growth in sales of our Connectivity products and the impact of foreign currency fluctuations versus the U.S. dollar. International net sales were 39.2% and 41.4% of our net sales in fiscal 2007 and fiscal 2006, respectively.

Our Connectivity products’ net sales growth in fiscal 2007 as compared to fiscal 2006 was driven primarily by an increase in our global fiber sales as customers migrate their spending towards higher density fiber-based solutions, both in central office and outside plant environments. In addition, structured cable sales increased internationally due to enterprise build-outs and upgrades combined with a favorable impact from currency fluctuations. Copper outside plant sales declined due to lower sales of cabinets in Europe, as the projects involving these products that we participated in during fiscal 2006 have now largely been completed.

Our Wireless products’ net sales increased in fiscal 2007 as compared to fiscal 2006. Our wireless business is project-based and, since we have a relatively concentrated customer base, our sales fluctuate based upon how many projects we obtain and the timing of customer implementations of such projects. The increase in sales was driven by increased spend levels from a variety of existing customers on our Digivance® product line.

Our Wireline products’ net sales decreased in fiscal 2007 compared to fiscal 2006. This decrease in wireline product sales is due to a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products as carriers undertake product substitution by delivering fiber and Internet Protocol services closer to end-user premises. We expect this industry-wide decline in market demand to continue into the future.

Our Professional Services’ net sales increased in fiscal 2007 as compared to fiscal 2006. This increase primarily was due to increased demand for services from a major domestic customer that is continuing to expand its network build programs.

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

Our Connectivity products’ net sales growth in fiscal 2006 as compared to fiscal 2005 was driven primarily by the inclusion of sales by FONS. In addition, our global fiber sales increased as customers migrated their spending towards higher density fiber-based solutions, both in central office and outside plant environments. We also obtained a significant contract to provide outside plant cabinets and miscellaneous materials in our EMEA region. The sales under this contract were largely completed during fiscal 2006. Copper outside plant and structured cable sales also grew over the comparable period in 2005 due to increases in pricing, which were the result of higher copper costs, and increased demand, which was mainly in our Americas region. These increases were offset by a decreased demand for central office copper products.

Our Wireless products’ net sales decreased in fiscal 2006 as compared to fiscal 2005. The fiscal 2006 sales decrease in our wireless products was the result of a variety of factors. First, we did not complete product development initiatives related to our Digivance® product line as scheduled. Second, our customers delayed many of their project initiatives as they were engaged in merger activities, dealt with regulatory delays or otherwise determined to delay implementation of certain initiatives. Finally, we faced increased competition in the marketplace from other equipment providers.

Our Wireline products’ net sales decreased in fiscal 2006 compared to fiscal 2005. As was the case in fiscal 2007, this decrease in wireline product sales was due to a general industry-wide decline in the market demand for high-bit-rate digital subscriber line products.

Our Professional Services’ net sales increased in fiscal 2006 as compared to fiscal 2005. This increase primarily was due to increased demand for services from our largest customers, along with higher spending early in the year related to rebuilding communication infrastructure in areas impacted by hurricanes that impacted the Gulf Coast. The increase was offset by lower sales in Western Europe that were due to contract timing with various customers.

Gross Profit

Fiscal 2007 vs. Fiscal 2006

Gross profit percentages were 33.5% and 32.2% during fiscal 2007 and fiscal 2006, respectively. The increase in gross profit percentage resulted primarily from our competitive transformation projects, favorable product mix and the impact of foreign currency fluctuations versus the U.S. dollar. Competitive transformation project successes included cost savings from increased outsourcing, closure of redundant facilities, utilization of lower cost facilities and strategic global sourcing of raw materials. We believe there will be a continued positive impact of our competitive transformation initiative on our gross profit percentages into the future. This favorable impact was partially offset by $8.9 million of charges related to exit activities associated with our automated copper cross-connect (“ACX”) product line. Sales of our many products, examples being those related to FTTX products and wireless coverage and capacity solutions, largely are project based and therefore are subject to significant fluctuations from quarter to quarter. These fluctuations in sales levels can cause significant variations in our gross profit percentages because our operating costs are not prone to significant fluctuation. Further, the mix of products we sell can vary substantially. As a result, our future gross margin rate is difficult to predict accurately.

To improve our gross profit percentages and our income from continuing operations we have taken and will continue to take steps to gain operational efficiencies and lower our cost structure, mainly through our competitive transformation initiative. We believe these steps are necessary if we are to sustain and improve our operating performance given our highly competitive industry. In taking these steps we may incur significant restructuring and impairment charges that can temporarily increase our expenses. Further, the timing and actual amount of future benefit we may realize from incurring such charges can be difficult to predict and accurately measure.

Fiscal 2006 vs. Fiscal 2005

Gross profit percentages were 32.2% and 37.7% during fiscal 2006 and fiscal 2005, respectively. The decrease in gross profit percentage resulted primarily from our customers’ spending being focused in specific areas such as FTTX initiatives, as well as projects by enterprise customers. Products in these areas tend to have lower margins than our historical copper Connectivity products and our Wireless and Wireline products. Also, we increasingly are subject to general pricing pressures from our customers and we experienced increased commodity prices in fiscal 2006 that further reduced margins.

Operating Expenses

Fiscal 2007 vs. Fiscal 2006

Total operating expenses for fiscal 2007 and fiscal 2006 represented 28.4% and 28.5% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.

Research and development:  Research and development expenses for fiscal 2007 and fiscal 2006 represented 5.3% and 5.5% of net sales, respectively. Research and development expense has decreased slightly as we fully realize the impact of facility consolidation activities completed in fiscal 2006. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts is required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic goals in segments of the marketplace that we believe are most likely to grow and have a higher probability of return on investment.

Selling and administration:  Selling and administrative expenses for fiscal 2007 and fiscal 2006 represented 22.0% and 21.4% of net sales, respectively. The increase in selling and administration expenses was primarily due to an increase in incentive compensation expenses and a $10.0 million contribution to the ADC Foundation. The contribution was made from the proceeds of a cash gain from the sale of stock of BigBand Networks, Inc. (“BigBand”) earlier in fiscal 2007. This grant is intended to help fund the foundation’s future operations for several years. The increases to selling and administrative expense were offset partially by a $5.7 million decrease in employee retention expenses related to the FONS acquisition. There was no FONS related retention expense in fiscal 2007. As of October 31, 2007, we had approximately $20.9 million of total compensation costs not yet recognized related to nonvested share-based payment awards.

Restructuring and impairment charges:  Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our competitive transformation initiative. During fiscal 2007 and 2006, we terminated the employment of approximately 200 and 400 employees, respectively, through reductions in force. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.

Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2007 and 2006, we incurred charges of $1.0 million and $5.0 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.

In fiscal 2007, we recorded impairment charges of $3.5 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line and a commercial property in Germany formerly used by our services business. For fiscal 2006, we recorded impairment charges related to facility consolidation of $1.2 million based on estimated market prices.

Fiscal 2006 vs. Fiscal 2005

Total operating expenses for fiscal 2006 and fiscal 2005 represented 28.5% and 30.2% of net sales, respectively.

Research and development:  Research and development expenses for fiscal 2006 and fiscal 2005 represented 5.5% and 6.2% of net sales, respectively. This decrease was due to higher revenues in fiscal 2006 as expense levels were consistent between years.

Selling and administration:  Selling and administrative expenses for fiscal 2007 and fiscal 2006 represented 21.4% and 23.0% of net sales, respectively. Selling and administration expenses rose $14.1 million primarily due to the following factors. Beginning in fiscal 2006, we adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R) “Share-Based Payment: An amendment of FASB Statements No. 123 and 95” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. Adopting SFAS 123(R) increased our compensation expense by approximately $8.0 million for fiscal 2006. As of October 31, 2006, we had approximately $18.6 million of total compensation costs not yet recognized related to nonvested awards. In addition, in fiscal 2006, we incurred $26.0 million in amortization expense related to intangibles purchased with our KRONE, FONS and OpenCell acquisitions. This amortization expense will continue for the next several years. Finally, in fiscal 2006, we incurred approximately $5.7 million of employee retention expense related to the FONS acquisition. The last retention payment associated with this acquisition was made in May 2006. These increases were partially offset by lower incentive compensation.

Restructuring and impairment charges:  During fiscal 2006, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, approximately 400 employees were impacted by reductions in force from continuing operations, which were comprised of sales, manufacturing and back-office support positions. The reductions in force have impacted each of our business segments. In fiscal 2005, approximately 400 employees were impacted by reductions in force from continuing operations, which were comprised primarily of manufacturing positions. Despite the fact that similar numbers of employees were impacted by restructuring in each of fiscal 2006 and 2005, the costs in fiscal 2006 were significantly higher primarily because a greater number of employees entitled to higher severance benefits were impacted by the fiscal 2006 restructurings.

Impairment charges relate to property and equipment as a result of our continued consolidation of excess facilities. During fiscal 2006 and fiscal 2005, we recorded impairment charges based on estimated market prices for certain manufacturing equipment, facilities and leasehold improvements.

Other Income, Net

Other income, net for fiscal 2007, 2006 and 2005 was $48.7 million, $10.3 million and $20.8 million, respectively. The following provides details for the respective periods:

	2007	2006	2005
	(In millions)

Interest income on short-term investments	$33.3	$22.8	$18.3
Interest expense on borrowings	(16.3)	(15.8)	(11.2)

Interest income, net	17.0	7.0	7.1

Foreign exchange income	5.9	0.5	0.7
Gain on sale of note receivable	—	—	9.0
Gain (loss) on investments	57.5	(3.9)	—
Impairment loss on available-for-sale securities	(29.4)	—	—
Andrew merger termination proceeds, net	—	3.8	—
KRONE Brazil customs accrual reversal	0.2	3.0	—
(Loss) gain on sale of fixed assets	(0.8)	(0.2)	4.2
Other	(1.7)	0.1	(0.2)

Subtotal	31.7	3.3	13.7

Total other income (expense), net	$48.7	$10.3	$20.8

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

During fiscal 2007, we recorded an impairment charge of $29.4 million to reduce the carrying value of certain auction-rate securities we hold. We have determined that the impairment charge is other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. See the discussion on “Liquidity and Capital Resources” in Part II, Item 6 as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge. Given the current market conditions, we will continue to monitor our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. At present, based upon recent prices provided by the firms managing our investments, we expect to record an additional other-than-temporary impairment charge on our auction-rate securities during the first quarter of fiscal 2008. We may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.

The increase in net interest income is due to higher cash balances and higher interest rates.

For fiscal 2006, interest expense on borrowings includes $1.1 million for interest due on prior year income taxes. In addition, we recorded a $3.0 million reversal of a reserve recorded in purchase accounting in connection with the KRONE acquisition, a $3.9 million loss resulting from the write-off of a non-public equity interest and a $3.8 million net gain in connection with the termination agreement from our unsuccessful attempt to merge with Andrew Corporation.

During fiscal 2005, fully reserved notes receivable of $15.8 million were sold. The sale resulted in a gain on sale of $9.0 million. In addition, we recorded a $4.2 million gain on sale of fixed assets related to the sale of various buildings.

Acquisitions

During the third quarter of fiscal 2007, we restructured our ownership in the FONS/Nitta joint venture, which originally was acquired through our acquisition of FONS. As a result of the restructuring, we now have a controlling interest in ANIHA Telecommunications, Products Co. Ltd. (“ANIHA”). ANIHA is included in our results of operations as of the third quarter of fiscal 2007 and is not material to our consolidated results.

On April 26, 2007, we completed the acquisition of an additional eleven percent of the outstanding shares in KRONE Communications Ltd (“KCL”) located in India from Karnataka State Electronics Department Corporation Limited for a purchase price of approximately $2.0 million. We now own 62% of the outstanding shares of KCL. Goodwill of $0.5 million was recorded in the transaction. KCL’s results have been and continue to be fully consolidated in our results of operations and are not material to our consolidated results.

On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly owned subsidiary of ADC. On August 9, 2006, the parties entered into a definitive mutual agreement to terminate the merger agreement. To effect the mutual termination, Andrew paid us a fee of $10.0 million. The termination agreement further provided for the mutual release of any claims in connection with the merger agreement. During the third quarter of fiscal 2006, we capitalized $3.4 million of merger-related costs, consisting primarily of financial and legal advisory fees and a fairness opinion. In addition, during the fourth quarter of fiscal 2006, we incurred additional expenses of approximately $2.8 million related primarily to financial and legal advisory fees. The total merger related costs of $6.2 million were charged to expense during our fourth quarter of fiscal 2006 and were offset by the $10.0 million termination fee.

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

In the FONS transaction, we acquired all of the outstanding shares of FONS in exchange for cash of $166.1 million (net of cash acquired) and certain assumed liabilities. Of the purchase price, $34.0 million is held in escrow for up to two years following closing to address potential indemnification claims. On August 23, 2007, ADC provided notice to the FONS shareholders of four indemnification claims based on representations and warranties in the purchase agreement. We are currently engaged in a process to resolve a dispute related to these claims. In addition, we placed $6.7 million into a trust account to be paid to FONS employees as a retention payment over the course of the nine months following the closing of the transaction. The last retention payment associated with this acquisition was made in May 2006. We acquired $83.3 million of intangible assets as part of the purchase (see Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of intangible assets). Of this amount, $3.3 million was allocated to in-process research and development for new technology development, which was immediately written-off. Goodwill of $70.6 million was recorded in the transaction and assigned to our Connectivity segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.

On May 6, 2005, we completed the acquisition of OpenCell, a manufacturer of digital fiber-fed distributed antenna systems and shared multi-access radio frequency network equipment. The acquisition of OpenCell allowed us to incorporate OpenCell’s technology into our existing Digivance® wireless solutions, which are used by wireless carriers to extend network coverage and accommodate ever-growing capacity demands. The results of OpenCell subsequent to May 6, 2005 are included in our results of operations.

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

Discontinued operations

In the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest ADC Telecommunications Israel Ltd. (“G-Connect”). In the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France professional services business. During fiscal 2005, we sold our ADC Systems Integration UK Limited (“SIUK”) business and our Metrica service assurance software group. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”) these businesses were classified as discontinued operations and the financial results are reported separately as discontinued operations for all periods presented.

ADC Telecommunications Israel Ltd. (G-Connect)

During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. On November 15, 2007, we completed the sale of G-Connect to Toshira Investments Limited Partnership, an Israeli company, in exchange for the assumption of certain debts of G-Connect and nominal cash consideration. G-Connect had been included in our Wireline segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2007. We recorded a loss on the sale of the business of $0.1 million during fiscal 2007.

APS France

During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of the currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The adjustment was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale.

ADC Systems Integration UK Limited

During the third quarter of fiscal 2005, we entered into an agreement to sell SIUK for a nominal amount and recorded a loss on the sale of $6.3 million. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent Corporation (“Vallent”) for a cash purchase price of $35.0 million and a $3.9 million equity interest in Vallent. The cash purchase price was subject to adjustments under the sales agreement. The transaction closed on November 19, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. We recognized a gain on the sale of $32.6 million. During the fourth quarter of fiscal 2006, we recorded a $3.9 million impairment related to the equity interest in Vallent. Vallent was acquired by IBM in the second quarter of fiscal 2007 and we received no consideration for our equity interest in Vallent in this transaction.

The following represents the financial results of G-Connect, APS France, SIUK and Metrica businesses included in discontinued operations:

	2007	2006	2005
	(In millions)

Revenue	$8.5	$36.4	$54.5

Loss from discontinued operations, net	$(2.2)	$(7.6)	$(14.5)
(Loss) gain on sale or write-down of discontinued operations, net	(4.8)	(22.6)	26.4

(Loss) gain from discontinued operations	$(7.0)	$(30.2)	$11.9

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

Share-based compensation recognized under SFAS 123(R) for fiscal 2007 and fiscal 2006 was $10.5 million and $10.0 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation expense of $3.0 million for fiscal 2005 was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in fiscal 2005 because we accounted for share-based awards using the intrinsic value method in accordance with APB 25.

Income Taxes

Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the items which have impacted our effective income tax rate for fiscal 2007, 2006 and 2005.

As a result of our cumulative losses in fiscal 2001 and fiscal 2002 and the full utilization of our loss carryback potential, we concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate. Since the third quarter of fiscal 2002, we have continued to provide a nearly full valuation allowance against our net deferred tax assets. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

In fiscal 2007, we recorded a net income tax provision totaling $3.3 million. This provision is primarily attributable to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. This provision is offset by a $6.0 million tax benefit related to the partial release of the valuation allowance on our U.S. deferred tax assets as discussed above.

In fiscal 2006, we recorded a net income tax benefit totaling $37.7 million. This benefit is primarily attributable to the partial release of the valuation allowance as discussed above on our U.S. deferred tax assets of $49.0 million. This partial release is offset by an income tax provision relating to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.

We recorded an income tax provision totaling $7.2 million for fiscal 2005, primarily attributable to our foreign operations. The income tax provision attributable to our U.S. operations was minimal since the tax on this income was offset with the realization of deferred tax assets, which had a full valuation allowance.

Income from Continuing Operations

Income from continuing operations increased $18.0 million in fiscal 2007 compared to fiscal 2006. This result was attributable to a 1.3% increase in gross margins, increased sales volumes and the $57.1 million gain from the sale of BigBand stock. This favorable impact was partially offset by increased incentive expenses, a $29.4 million other-than-temporary impairment charge related to our auction-rate securities and an increased provision for income taxes.

Income from continuing operations was approximately the same in fiscal 2006 as in fiscal 2005.

Segment Disclosures

Detailed information regarding each of our four reportable segments is provided in the following table:

	For the Years Ended
	October 31,
	2007	2006	2005
	(In millions)

Connectivity
Operating income	$108.3	$83.6	$95.9
Depreciation and amortization	58.6	53.9	49.1
Wireless
Operating income (loss)	$(15.2)	$(20.9)	$4.6
Depreciation and amortization	3.4	3.0	3.4
Wireline
Operating income	$5.9	$7.4	$3.6
Depreciation and amortization	1.8	2.8	4.4
Professional Services
Operating loss	$(7.2)	$(2.0)	$(8.8)
Depreciation and amortization	4.7	8.3	10.0

Fiscal 2007 vs. Fiscal 2006

Our Connectivity segment’s operating income increased in fiscal 2007 compared to fiscal 2006 primarily due to increases in sales of our global fiber products combined with cost savings achieved through our competitive transformation initiative. Our Wireless segment’s operating loss decreased due to higher spend levels from a variety of existing customers. Our Wireline segment’s operating income decreased primarily due to lower sales volumes. The Wireless and Wireline segments also benefited from our competitive transformation initiative, specifically through increased outsourcing and closure of redundant facilities. Our Professional Services’ operating loss increased as a result of under utilization of our German services organization. As a result of this, we undertook workforce reductions to reduce the overall cost structure of our German services organization in fiscal 2007.

Depreciation and amortization was relatively flat for all segments.

Fiscal 2006 vs. Fiscal 2005

Our Connectivity segment’s operating income decreased in fiscal 2006 compared to fiscal 2005 primarily due to our customers’ spending being focused in specific areas such as FTTX and related fiber initiatives or projects by enterprise customers. Projects in these areas tend to have lower margins than our historical copper connectivity products and our wireless and wireline products. Our Wireless segment’s operating loss increased due to significantly lower spend levels from existing customers. Our Wireline segment’s operating income increased primarily due to lower indirect costs. Our Professional Services’ operating loss decreased as a result of increased demand for services.

Depreciation and amortization was relatively flat for all segments.

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

Available-for-Sale Securities:  We classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: i) the length of time a security is in an unrealized loss position, ii) the extent to which fair value is less than cost, iii) the financial condition and near term prospects of the issuer and, iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

Auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and dividend-yielding preferred stock. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of October 31, 2007, we held auction-rate securities which had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We have classified $111.8 million of auction-rate securities as long-term available-for-sale securities that were classified previously as short-term available-for-sale securities. We believe we have the ability to hold long-term available-for-sale securities for a period longer than 12 months.

Inventories:  We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. It is possible that significant increases in inventory reserves may be required in the future if there is a decline in market conditions. Alternatively, if we are able to sell previously reserved inventory, we will reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of October 31, 2007 and 2006, we had $41.3 million and $35.1 million, respectively, reserved against our inventories, which represents 19.5% and 17.5%, respectively, of total inventory on-hand.

Restructuring Accrual:  During fiscal 2007 and fiscal 2006, we recorded restructuring charges representing the direct costs of exiting leased facilities and employee severance. If such costs constitute an ongoing benefit arrangement that is probable and estimable, accruals are established pursuant to FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.” All other restructuring accruals are established pursuant to FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Restructuring charges represent our best estimate of the associated liability at the date the charges are taken. Significant judgment is required in estimating the restructuring costs of leased facilities. For example, we make certain assumptions with respect to when a facility will be subleased and the amount of sublease income. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

As part of the revenue recognition process, we determine whether collection is reasonably assured based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers that could result in us being unable to collect or sell the receivables. In situations where it is unclear whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Related costs are recognized when it has been determined that the collection of the receivable is unlikely.

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

Warranty:  We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. Changes in warranty reserves are recorded as a component of cost of sales. As of October 31, 2007 and 2006, we reserved $8.4 million and $9.5 million, respectively, related to future estimated warranty costs.

Recoverability of Long-Lived Assets:  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We have four operating segments: Connectivity, Wireless, Wireline and Professional Services. These operating segments are also considered reporting units. We perform impairment reviews at the reporting unit level. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Our last annual impairment analysis was performed as of October 31, 2007, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time. In order to evaluate the sensitivity of the fair value calculations on the impairment tests, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical decrease would not result in the impairment of goodwill.

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

In the third quarter of fiscal 2002, we recorded a full valuation allowance against our net deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to fiscal 2005, we maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of the U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

As of October 31, 2007, our net deferred tax assets were $996.3 million with a related valuation allowance of $944.5 million. As of October 31, 2006, our net deferred tax assets were $1,019.7 million with a related valuation allowance of $974.1 million. See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of the accounting treatment for income taxes.

Share-Based Compensation:  We used the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R). The Black-Scholes Model requires certain assumptions that involve judgment. Because our employee stock options, restricted stock units and restricted stock awards have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided under SFAS 123(R) for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the effects, if any, that SFAS 160 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If we elect to adopt the provisions of SFAS 159, it would be effective in our fiscal year beginning November 1, 2008. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial statements.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt the provisions of SFAS 157 in our fiscal year beginning November 1, 2008. We currently are evaluating the effects, if any, that this pronouncement may have on our consolidated financial statements.

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and thus, we are required to adopt the provisions of FIN 48 in our fiscal year beginning November 1, 2007. We currently are evaluating the effects, if any, that FIN 48 may have on our consolidated financial statements.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents not subject to restrictions were $520.2 million at October 31, 2007, an increase of $378.0 million compared to $142.2 million as of October 31, 2006. We describe the reasons for this increase below under the caption “Operating Activities.”

As of October 31, 2007, current available-for-sale securities were $61.6 million, a decrease of $333.8 million compared to $395.4 million at October 31, 2006. This decrease is a result of sales of a substantial portion of our auction-rate securities and a $29.4 million impairment of our holdings in auction-rate securities at October 31, 2007. In connection with this impairment, we also reclassified $111.8 million of auction-rate securities as long-term available-for-sale securities at October 31, 2007 that had been previously classified as short-term in prior periods. Current capital market conditions have impacted our ability to liquidate certain auction-rate securities. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. In recent months, certain auctions have not had sufficient bidders to allow investors to complete a sale of some auction-rate securities. As of October 31, 2007 we held auction-rate securities with a par value of $193.0 million, of which $169.8 million had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. In early November 2007, we sold all of our auction-rate securities with a par value of $23.2 million that had not been subjected previously to auction processes with insufficient bidders. Following those sales, our present balance of auction-rate securities has a par value of $169.8 million. We will not be able to liquidate any of these auction-rate securities until a future auction is successful, or until we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and would potentially result in a significant loss.

Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of October 31, 2007, we had restricted cash of $12.8 million compared to $14.0 million as of October 31, 2006, a decrease of $1.2 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.

Operating Activities

Net cash provided by operating activities from continuing operations for fiscal 2007 totaled $152.5 million, a $58.9 million increase from the cash provided by operating activities from continuing operations for fiscal 2006. This was due primarily to the increase in income from continuing operations. The cash inflow in fiscal 2007 was due to $113.3 million of income from continuing operations, $61.6 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities and a $15.7 million increase in operating liabilities. These cash inflows were partially offset by a $38.1 million increase in operating assets. The non-cash adjustments of $61.6 million to reconcile net income to net cash provided by operating activities include the $29.4 million impairment loss on available-for-sale securities and the $57.5 million gain on the sale of our positions in BigBand and Redback. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Any employee incentive payments affect the timing of our operating cash flow as these are accrued throughout the fiscal year but paid during the first quarter of the subsequent fiscal year.

Net cash provided by operating activities from continuing operations for fiscal 2006 totaled $93.6 million, an $18.2 million increase from the cash provided by operating activities from continuing operations for fiscal 2005. This was due to a decrease in operating assets, primarily related to a decrease in accounts receivable from improved cash collections and a decrease in inventory build. This source of cash was offset partially by a decrease of $3.5 million in income from continuing operations and a decrease of $27.3 million from adjustments to reconcile net income to net cash provided by operating activities. These adjustments related primarily to our change in deferred income taxes.

Investing Activities

Cash provided by investing activities from continuing operations was $220.8 million during fiscal 2007. Cash provided by investing activities included $201.3 million of net sales of available-for-sale securities and $59.8 million of proceeds from the sale of investments, which included BigBand and Redback. These were offset by $32.5 million for property and equipment additions.

Investing activities from continuing operations used $67.9 million during fiscal 2006. Cash used by investing activities included $58.1 million for net purchases of available-for-sales securities and $33.3 million for property and equipment additions. Cash provided by investing activities consisted primarily of $14.2 million for collections on notes receivable and an $8.0 million decrease in restricted cash.

During fiscal 2005, investing activities from continuing operations used $28.5 million. Cash used by investing activities from continuing operations included $7.1 million for the acquisition of OpenCell and $166.1 million for the FONS acquisition, plus $35.4 million for property and equipment additions. Cash provided by investing activities from continuing operations consisted primarily of $16.7 million in proceeds from the disposal of property and equipment, $9.0 million related to the sale of a vendor note receivable, $9.2 million from receipts on notes receivable and $32.8 million related to proceeds from the sale of our Metrica service assurance software group.

Financing Activities

Financing activities provided $4.8 million, $9.6 million and $13.6 million of cash during fiscal 2007, fiscal 2006 and fiscal 2005, respectively, primarily consisting of the proceeds from the issuance of common stock for certain employee benefit plans.

Unsecured Convertible Debt

As of October 31, 2007, we had outstanding $400.0 million of convertible unsecured subordinated notes, consisting of $200.0 million in 1.0% fixed rate convertible unsecured subordinated notes maturing on June 15, 2008, and $200.0 million of convertible unsecured subordinated notes with a variable interest rate and maturing on June 15, 2013. The interest rate for the variable rate notes is equal to the 6-month LIBOR plus 0.375%, and is reset on each semi-annual interest payment date (June 15 and December 15 of each year beginning on December 15, 2003). The interest rate on the variable rate notes for the six-month periods ended June 15 and December 15, 2007 was 5.729% and 5.784%, respectively. The interest rate declined to 5.204% for the current six-month period ending June 15, 2008. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

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

Other Debt

As of October 31, 2007, we had outstanding debt of $0.7 million requiring quarterly payments for principal and interest with the last payment due on July 10, 2012 at an interest rate of 1.5% per annum and another $0.5 million with an interest rate of LIBOR plus 1.0% per year, which is renewed monthly.

Working Capital and Liquidity Outlook

Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash and cash equivalents. Our available-for-sale securities are not currently viewed as an immediate source of liquidity due to the lack of trading in the investments. However, we currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan, fund both the LGC and Century Man acquisitions and pay $200.0 million for the maturity of our convertible notes due in June 2008. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations.

We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We currently do not have any significant available lines of credit or other significant credit facilities. We are currently negotiating the terms of a potential credit facility, but there can be no assurance that we can obtain this loan financing on acceptable terms. If we raise additional funds by obtaining a credit facility or issuing other debt, we may be subject to restrictive covenants that could limit our operating flexibility and interest payments could dilute earnings per share.

Our $200.0 million fixed rate convertible notes mature on June 15, 2008 and the other $200.0 million of variable rate convertible notes mature on June 15, 2013. All convertible notes have a conversion price of $28.091 per share.

In addition, our deferred tax assets, which are nearly fully reserved at this time, should reduce our income tax payable on taxable earnings in future years.

As of December 17, 2007, we hold auction-rate securities with a par value of $169.8 million that are not currently liquid. Based on our ability to access our cash, cash equivalents and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate having to sell these securities below par value in order to operate our business. We have classified $111.8 million of auction-rate securities as long-term as we believe we may need to hold these for more than 12 months in order to recover all or a portion of the decline in value. As of October 31, 2007 we recorded a $29.4 million impairment charge with respect to certain of our auction-rate securities for which we believe a loss in fair value is other-than-temporary in nature. In addition, based upon recent prices provided by the firms who manage our investments in auction-rate securities, we presently estimate we will record an impairment change of approximately $20.0 million during the first quarter of our fiscal 2008 to reduce the carrying value of certain auction-rate securities we hold. This estimate is subject to change as conditions change. Other-than-temporary impairment charges represent a write down in the carrying value of a security that we do not believe will be recovered in the future. It is possible we may have to take additional temporary or other-than-temporary impairment charges in the future with respect to our auction-rate securities. See Note 6 to the Consolidated Financial Statements in Item 8 of this form 10-K for more detailed information on our investments in auction-rate securities and an explanation of the accounting treatment for temporary and other-than-temporary impairments related to these investments.

Contractual Obligations and Commercial Commitments

As of October 31, 2007, the following table summarizes our commitments to make long-term debt and lease payments and certain other contractual obligations.

	Payments Due by Period
		Less
		Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Long-Term Debt Obligations(1)	$454.3	$206.9	$21.1	$21.1	$205.2
Operating Lease Obligations	123.7	28.9	44.9	25.7	24.2
Purchase Obligations(2)	20.7	18.9	1.8	—	—
Pension Obligations	70.5	4.1	8.2	8.3	49.9

Total	$669.2	$258.8	$76.0	$55.1	$279.3

(1)	Includes interest on our fixed rate debt of 1% and interest on our variable rate debt of 5.204%. The interest rate for our variable rate debt resets on each semi-annual interest payment date. For purposes of this schedule, we used the rate as reset on December 15, 2007.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.

Cautionary Statement Regarding Forward Looking Information

The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; our ability to contain costs; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers, which can influence future sales to these customers as well as our ability to collect amounts due us; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by third parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; potential adverse financial impacts resulting from declines in the fair value and liquidity of auction-rate securities we presently hold; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components, and our dependence on contract manufacturers to make certain of our products; changes in raw materials prices, interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of this Annual Report on Form 10-K for the year ended October 31, 2007. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are exposed to interest rate risk as a result of issuing $200.0 million of convertible unsecured subordinated notes on June 4, 2003, that have a variable interest rate equal to 6-month LIBOR plus 0.375%. The interest rate on these notes is reset semiannually on each interest payment date, which is June 15 and

December 15 of each year until their maturity in fiscal 2013. The interest rate for the six-month period ended December 15, 2007 was 5.784%, but declined to 5.204% for the current six-month period ending June 15, 2008. Assuming interest rates rise an additional 100 basis points, 500 basis points and 1,000 basis points, our annual interest expense would increase by $2.0 million, $10.0 million and $20.0 million, respectively.

We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of October 31, 2007, our outstanding deferred compensation obligation related to the 401(k) excess plan was $4.8 million, of which approximately $0.3 million was indexed to ADC common stock. Assuming a 20%, 50% or 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $1.0 million, $2.4 million and $4.8 million, respectively, and we would incur an expense of a like amount.

We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. The result of a 10% weakening in the U.S. dollar to Mexican peso denominated sales and expenses would be a reduction of operating income of $4.8 million for fiscal 2007. This exposure remained unhedged as of October 31, 2007.

We are also exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2007, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. The principal currency exposures being mitigated were the Australian dollar and euro.

See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about our foreign currency exchange-derivative program.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ADC Telecommunications, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Minneapolis, Minnesota
December 17, 2007

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31,
	2007	2006	2005
	(In millions, except earnings
	per share)

Net Sales:
Products	$1,170.2	$1,136.1	$1,000.8
Services	152.0	145.6	128.1

Total net sales	1,322.2	1,281.7	1,128.9
Cost of Sales:
Products	744.1	749.0	592.1
Services	135.6	120.0	111.6

Total cost of sales	879.7	869.0	703.7

Gross Profit	442.5	412.7	425.2

Operating Expenses:
Research and development	69.6	70.9	70.3
Selling and administration	291.1	273.7	259.6
Impairment charges	3.5	1.2	0.3
Restructuring charges	10.4	19.6	9.8

Total operating expenses	374.6	365.4	340.0

Operating Income	67.9	47.3	85.2
Other Income, Net	48.7	10.3	20.8

Income Before Income Taxes	116.6	57.6	106.0
Provision (Benefit) For Income Taxes	3.3	(37.7)	7.2

Income From Continuing Operations	113.3	95.3	98.8
Discontinued Operations, Net of Tax:
Loss from discontinued operations	(2.2)	(7.6)	(14.5)
(Loss) gain on sale or write-down of discontinued operations, net	(4.8)	(22.6)	26.4

Total discontinued operations, net of tax	(7.0)	(30.2)	11.9

Cumulative effect of a change in accounting principle	—	0.6	—

Net Income	$106.3	$65.7	$110.7

Weighted Average Common Shares Outstanding (Basic)	117.4	117.1	116.0

Weighted Average Common Shares Outstanding (Diluted)	131.9	117.4	131.1

Basic Income (Loss) Per Share:
Continuing operations	$0.97	$0.81	$0.85

Discontinued operations	$(0.06)	$(0.26)	$0.10

Cumulative effect of a change in accounting principle	$—	$0.01	$—

Net income	$0.91	$0.56	$0.95

Diluted Income (Loss) Per Share:
Continuing operations	$0.96	$0.81	$0.82

Discontinued operations	$(0.05)	$(0.26)	$0.09

Cumulative effect of a change in accounting principle	$—	$0.01	$—

Net income	$0.91	$0.56	$0.91

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,	October 31,
	2007	2006
	(In millions)

ASSETS
Current Assets:
Cash and cash equivalents	$520.2	$142.2
Available-for-sale securities	61.6	395.4
Accounts receivable, net of reserves of $6.6 and $10.2	189.4	169.3
Unbilled revenues	34.3	23.8
Inventories, net of reserves of $41.3 and $35.1	170.2	165.4
Prepaid and other current assets	32.1	31.5
Assets of discontinued operations	0.4	15.1

Total current assets	1,008.2	942.7
Property and equipment, net of accumulated depreciation of $395.9 and $368.4	199.2	206.4
Restricted cash	12.8	14.0
Goodwill	238.4	238.5
Intangibles, net of accumulated amortization of $95.9 and $66.5	121.9	142.0
Long-term available-for-sale securities	113.8	10.7
Other assets	70.5	56.6
Long-term assets of discontinued operations	—	0.5

Total assets	$1,764.8	$1,611.4

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term notes payable	$200.6	$—
Accounts payable	92.5	88.2
Accrued compensation and benefits	80.8	47.2
Other accrued liabilities	61.2	61.3
Income taxes payable	15.5	17.7
Restructuring accrual	19.6	27.8
Liabilities of discontinued operations	3.9	21.7

Total current liabilities	474.1	263.9
Pension obligations and other long-term liabilities	82.5	74.0
Long-term notes payable	200.6	400.0

Total liabilities	757.2	737.9

Shareowners’ Investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; none issued or outstanding	—	—
Common stock, $0.20 par value; authorized 342.9 shares; issued and outstanding 117.6 and 117.2 shares	23.5	23.5
Paid-in capital	1,432.3	1,417.4
Accumulated deficit	(450.9)	(557.2)
Accumulated other comprehensive income (loss)	2.7	(10.2)

Total shareowners’ investment	1,007.6	873.5

Total liabilities and shareowners’ investment	$1,764.8	$1,611.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Shareowners’ Investment

						Accumulated
						Other
	Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
				(In millions)

Balance, October 31, 2004	810.1	$162.0	$1,250.8	$(733.6)	$(6.4)	$(13.5)	$659.3
Net income	—	—	—	110.7	—	—	110.7
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	—	(4.6)	(4.6)
Unrealized loss on securities, net of taxes of $0.0	—	—	—	—	—	(0.3)	(0.3)
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	(7.2)	(7.2)

Total comprehensive income							98.6
Reverse stock split	(694.9)	(139.0)	138.9	—	—	—	(0.1)
Stock issued for employee incentive plan, net of forfeitures	0.1	—	0.2	—	(0.6)	—	(0.4)
Exercise of common stock options	1.2	0.3	13.2	—	—	—	13.5
Reduction of deferred compensation	—	—	(5.2)	—	8.2	—	3.0

Balance, October 31, 2005	116.5	23.3	1,397.9	(622.9)	1.2	(25.6)	773.9
Net income	—	—	—	65.7	—	—	65.7
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	11.8	11.8
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	0.7	0.7
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	2.9	2.9

Total comprehensive income							81.1
Stock issued for employee incentive plan, net of forfeitures	—	—	—	—	(1.2)	—	(1.2)
Exercise of common stock options	0.7	0.2	9.5	—	—	—	9.7
Share-based compensation expense	—	—	10.0	—	—	—	10.0

Balance, October 31, 2006	117.2	23.5	1,417.4	(557.2)	—	(10.2)	873.5
Net income	—	—	—	106.3	—	—	106.3
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	7.8	7.8
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	4.9	4.9

Total comprehensive income							119.0
Adoption of SFAS 158	—	—	—	—	—	0.2	0.2
Exercise of common stock options	0.4	—	4.4	—	—	—	4.4
Share-based compensation expense	—	—	10.5	—	—	—	10.5

Balance, October 31, 2007	117.6	$23.5	$1,432.3	$(450.9)	$—	$2.7	$1,007.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2007	2006	2005
	(In millions)

Operating Activities:
Income from continuing operations	$113.3	$95.3	$98.8
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	21.1	9.1	5.7
Impairments	3.5	1.2	0.3
Write-down of investments	29.4	3.9	—
Depreciation and amortization	68.5	68.0	66.9
Provision for bad debt	(2.0)	(0.2)	(3.2)
Non-cash stock compensation	10.5	10.0	3.0
Change in deferred income taxes	(6.2)	(46.9)	2.5
Gain on sale of investments	(57.5)	—	—
Loss (gain) on sale of property and equipment	0.8	0.2	(4.2)
Other, net	(6.5)	(1.1)	0.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	(19.4)	15.3	(28.9)
Inventories increase	(19.3)	(32.6)	(40.7)
Prepaid and other assets decrease/(increase)	0.6	4.2	(15.5)
Accounts payable increase	1.2	18.0	0.1
Accrued liabilities increase/(decrease)	9.4	(54.1)	(11.6)
Pension liabilities increase	5.1	3.3	1.7

Total cash provided by operating activities from continuing operations	152.5	93.6	75.4

Total cash used for operating activities from discontinued operations	(10.7)	(6.4)	(11.7)

Total cash provided by operating activities	141.8	87.2	63.7

Investing Activities:
Acquisitions, net of cash acquired	(1.6)	—	(173.2)
Purchase of interest in unconsolidated affiliates	(8.1)	—	—
Divestitures, net of cash disposed	0.6	—	32.8
Property and equipment additions	(32.5)	(33.3)	(35.4)
Proceeds from disposal of property and equipment	1.2	1.2	16.7
Proceeds from sale/collection of note receivable	—	14.2	18.2
Proceeds from sales of investments	59.8	—	—
Warrant exercise	(1.8)	—	—
Decrease (increase) in restricted cash	1.9	8.0	(1.4)
Purchase of available-for-sale securities	(1,002.1)	(577.1)	(957.4)
Sale of available-for-sale securities	1,203.4	519.0	1,071.2
Other	—	0.1	—

Total cash provided by (used for) investing activities from continuing operations	220.8	(67.9)	(28.5)
Total cash provided by investing activities from discontinued operations	1.1	0.6	0.4

Total cash provided by (used for) investing activities	221.9	(67.3)	(28.1)

Financing Activities:
Common stock issued	4.8	9.6	13.6

Total cash provided by financing activities	4.8	9.6	13.6

Effect of Exchange Rate Changes on Cash	9.5	4.5	(4.5)

Increase in Cash and Cash Equivalents	378.0	34.0	44.7
Cash and Cash Equivalents, Beginning of Year	142.2	108.2	63.5

Cash and Cash Equivalents, End of Year	$520.2	$142.2	$108.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies

Business:  We are a leading global provider of broadband communications network infrastructure products and related services. Our products offer comprehensive solutions enabling the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks. These products include fiber-optic, copper and coaxial based frames, cabinets, cables, connectors, cards as well as wireless capacity and coverage solutions, network access devices such as high-bit-rate digital subscriber lines and other physical infrastructure components for communication networks.

Our products are used primarily in the “last mile/kilometer” of a communications network, which links Internet, data, video and voice traffic from the serving office of the communications service provider to the end-user of the communication services. We also provide professional services that help our customers plan, deploy and maintain Internet, data, video and voice communications networks.

Our customers consist primarily of long-distance and local telephone service providers and private enterprises that operate their own communication networks. In addition, our customers include cable television operators, wireless service providers, new competitive telephone service providers, broadcasters, government agencies, system integrators and communications equipment manufacturers and distributors. Our products and services are provided to our customers through four reportable business segments: Connectivity products, Wireless products, Wireline products, and Professional Services.

Principles of Consolidation:  The consolidated financial statements include the accounts of ADC Telecommunications, Inc., a Minnesota corporation, and all of our majority owned subsidiaries. The principles of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements” are considered when determining whether an entity is subject to consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. In these Notes to Consolidated Financial Statements, these companies collectively are referred to as “ADC,” “we,” “us” or “our.”

Basis of Presentation:  During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. During fiscal 2005, we sold our ADC Systems Integration UK Limited (“SIUK”) business and Metrica service assurance software group. In accordance with SFAS 144, these businesses were classified as discontinued operations for all periods presented.

Fair Value of Financial Instruments:  At October 31, 2007 and 2006, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, available-for-sale securities and accounts payable. The fair values of these financial instruments approximated par value because of the nature of these instruments. See Note 6 for a further discussion of fair value of available-for-sale securities. In addition, we have long-term notes payable. We estimate that the carrying value of our $200.0 million variable rate notes is equal to its fair market value. As of October 31, 2007, the fair value of our $200.0 million fixed rate notes was $196.1 million, which is based on the quoted market price at October 31, 2007.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Available-for-Sale Securities:  We classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

Auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and dividend-yielding preferred stock. Liquidity for these auction-rate securities typically is provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we have historically recorded auction-rate securities in current available-for-sale securities. As of October 31, 2007, we held auction-rate securities which had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We have classified $111.8 million of auction-rate securities as long-term available-for-sale securities that were classified previously as short-term available-for-sale securities. We believe we have the ability to hold long-term available-for-sale securities for a period longer than 12 months.

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

Goodwill and Other Intangible Assets:  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Impairment testing as of October 31, 2007, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Our other intangible assets (consisting primarily of technology, trademarks, customer lists, non-compete agreements, distributor network and patents) are amortized over their useful lives, which are from one to twenty years. See Note 7 for details of our goodwill and intangible assets.

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

Revenue from product sales generally is recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. We primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation. We measure progress towards completion by comparing costs incurred to total planned project costs.

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

Allowance for Uncollectible Accounts:  We are required to estimate the collectibility of our trade and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information is received.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The changes in the amount of warranty reserve for the fiscal years ended October 31, 2007, 2006 and 2005 are as follows:

	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Year	Expenses	Deductions	End of Year
	(In millions)

2007	$9.5	$1.3	$2.4	$8.4
2006	10.8	4.7	6.0	9.5
2005	14.4	2.7	6.3	10.8

Deferred Financing Costs:  Deferred financing costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the terms of the related notes.

Income Taxes and Deferred Taxes:  We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point and the full utilization of our loss carryback potential. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of the U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

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

We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2007, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of less than 12 months. Derivatives entered into for this purpose are classified as economic hedges of foreign currency cash flows. We record these instruments at fair value on our balance sheet, with gains and losses recorded in other income (expense) as foreign currency transactions. The principal currency exposures being mitigated are the Australian dollar and the euro. As of October 31, 2007, the fair value of these derivative instruments was recorded as a liability of $0.2 million.

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

Off-Balance Sheet Arrangements:  We do not have any significant off-balance sheet arrangements.

Recently Issued Accounting Pronouncements:  In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the effects, if any, that SFAS 160 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. If we elect to adopt the provisions of SFAS 159, it would be effective in our fiscal year beginning November 1, 2008. We are currently evaluating the impact, if any, that SFAS 159 may have on our financial statements.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2006. We are required to adopt the provisions of FIN 48 in our fiscal year beginning November 1, 2007. We currently are evaluating the effects, if any, that FIN 48 may have on our consolidated financial statements.

Note 2:	Other Financial Statement Data

Other Income (Expense), Net:

	2007	2006	2005
	(In millions)

Interest income on investments	$33.3	$22.8	$18.3
Interest expense on borrowings	(16.3)	(15.8)	(11.2)

Interest income, net	17.0	7.0	7.1

Foreign exchange income	5.9	0.5	0.7
Gain on sale of note receivable	—	—	9.0
Gain (loss) on investments	57.5	(3.9)	—
Impairment loss on available-for-sale securities	(29.4)	—	—
Andrew merger termination proceeds, net	—	3.8	—
KRONE Brazil customs accrual reversal	0.2	3.0	—
Gain (loss) on sale of fixed assets	(0.8)	(0.2)	4.2
Other, net	(1.7)	0.1	(0.2)

Subtotal	31.7	3.3	13.7

Total other income (expense), net	$48.7	$10.3	$20.8

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

During fiscal 2007, we recorded an impairment charge of $29.4 million to reduce the carrying value of certain auction-rate securities we hold. We have determined that the impairment charge is other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. See the discussion on “Liquidity and Capital Resources” in Part II, Item 6 as well as Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detailed information on our investments in auction-rate securities and this impairment charge. Given the current market conditions, we will continue to monitor our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. At present, based upon recent prices provided by the firms managing our investments, we expect to record an additional other-than-temporary impairment charge on our auction-rate securities during the first quarter of our fiscal 2008. We may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.

The increase in net interest income is due to higher cash balances and higher interest rates.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For fiscal 2006, interest expense on borrowings includes $1.1 million for interest due on prior year income taxes. In addition, we recorded a $3.0 million reversal of a reserve recorded in purchase accounting in connection with the KRONE acquisition, a $3.9 million loss resulting from the write-off of a non-public equity interest and a $3.8 million net gain in connection with the termination agreement from our unsuccessful attempt to merge with Andrew Corporation.

During fiscal 2005, fully reserved notes receivable of $15.8 million were sold. The sale resulted in a gain on sale of $9.0 million. In addition, we recorded a $4.2 million gain on sale of fixed assets related to the sale of various buildings.

Supplemental Cash Flow Information:

	2007	2006	2005
	(In millions)

Income taxes paid, net of refunds received	$12.9	$5.4	$9.0
Interest paid	$17.3	$13.3	$9.8

Supplemental Schedule of Investing Activities:

	2007	2006	2005
	(In millions)

Acquisitions:
Fair value of assets acquired	$(6.9)	$—	$(179.4)
Less: Liabilities assumed	5.3	—	5.8
Acquisition costs	—	—	—
Cash acquired	—	—	0.4

Acquisitions, net of cash acquired	$(1.6)	$—	$(173.2)

Divestitures:
Proceeds from divestitures	$0.6	$—	$33.6
Cash disposed	—	—	(0.8)

Divestitures, net of cash disposed	$0.6	$—	$32.8

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet Information:

	2007	2006
	(In millions)

Inventories:
Manufactured products	$135.7	$129.1
Purchased materials	71.2	66.9
Work-in-process	4.6	4.5
Less: Inventory reserve	(41.3)	(35.1)

Total inventories, net	$170.2	$165.4

Property and Equipment:
Land and buildings	$143.9	$140.9
Machinery and equipment	405.8	383.6
Furniture and fixtures	39.4	40.2
Less accumulated depreciation	(395.9)	(368.4)

Total	193.2	196.3
Construction-in-process	6.0	10.1

Total property and equipment, net	$199.2	$206.4

Other Assets:
Notes receivable, net	$1.5	$1.7
Deferred financing costs	2.4	5.0
Deferred tax asset	50.6	44.6
Investment in cost method investees	9.3	1.9
Other	6.7	3.4

Total other assets	$70.5	$56.6

Other Accrued Liabilities:
Deferred revenue	$7.7	$2.9
Warranty reserve	8.4	9.5
Accrued taxes (non-income)	36.7	37.8
Non-trade payables	7.9	1.9
Other	0.5	9.2

Total other accrued liabilities	$61.2	$61.3

Depreciation expense was $37.9 million, $37.4 million and $45.4 million for fiscal 2007, 2006 and 2005, respectively.

Note 3:	Acquisitions

During the third quarter of fiscal 2007, we restructured our ownership in the FONS/Nitta joint venture, which was originally acquired through our acquisition of FONS. As a result of the restructuring, we now have a controlling interest in ANIHA, formerly known as the FONS/Nitta joint venture. ANIHA is included in our results of operations as of the third quarter of fiscal 2007 and is not material to our consolidated results.

On April 26, 2007, we completed the acquisition of an additional eleven percent of the outstanding shares in KCL located in India from Karnataka State Electronics Department Corporation Limited for a purchase

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

price of approximately $2.0 million. We now own 62% of the outstanding shares of KCL. Goodwill of $0.5 million was recorded in the transaction. KCL’s results have been and continue to be fully consolidated in our results of operations and are not material to our consolidated results.

On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly-owned subsidiary of ADC. On August 9, 2006, both parties entered into a definitive agreement to mutually terminate the merger agreement. To effect the mutual termination, Andrew paid us a fee of $10.0 million. The termination agreement further provides for the mutual release of any claims in connection with the merger agreement. During the third quarter of fiscal 2006, we capitalized $3.4 million of merger-related costs, consisting primarily of financial and legal advisory fees and a fairness opinion. In addition, during the fourth quarter of fiscal 2006, we incurred additional expenses of approximately $2.8 million related primarily to financial and legal advisory fees. The total merger related costs of $6.2 million were charged to expense during the fourth quarter in fiscal 2006 and offset by the $10.0 million termination fee.

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

In the FONS transaction, we acquired all of the outstanding shares of FONS in exchange for cash of $166.1 million (net of cash acquired) and certain assumed liabilities. Of the purchase price, $34.0 million is held in escrow for up to two years following closing to address potential indemnification claims. On August 23, 2007, ADC provided notice to the FONS shareholders of four indemnification claims based on representations and warranties in the purchase agreement. We are currently engaged in a process to resolve a dispute related to these claims. In addition, we placed $6.7 million into a trust account to be paid to FONS employees as a retention payment over the course of the nine months following the closing of the transaction. The last retention payment associated with this acquisition was made in May 2006. We acquired $83.3 million of intangible assets as part of the purchase. Of this amount, $3.3 million was allocated to in-process research and development for new technology development, which was immediately written-off. Goodwill of $70.6 million was recorded in the transaction and assigned to our Connectivity segment. None of this goodwill, intangible assets and in-process research and development is deductible for tax purposes.

On May 6, 2005, we completed the acquisition of OpenCell, a manufacturer of digital fiber-fed distributed antenna systems and shared multi-access radio frequency network equipment. The acquisition of OpenCell allowed us to incorporate OpenCell’s technology into our existing Digivance® wireless solutions, which are used by wireless carriers to extend network coverage and accommodate ever-growing capacity demands. The results of OpenCell subsequent to May 6, 2005 are included in our results of operations.

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

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of each acquisition described above, in accordance with the purchase method of accounting, including adjustments to the purchase price made through October 31, 2007:

	FONS	OpenCell
	August 26, 2005	May 6, 2005
	(In millions)

Current assets	$14.8	$1.4
Intangible assets	83.3	4.7
Goodwill	70.6	—
Other long-term assets	3.3	1.3

Total assets acquired	172.0	7.4

Current liabilities	5.5	0.3
Long-term liabilities	—	—

Total liabilities assumed	5.5	0.3

Net assets acquired	166.5	7.1
Less cash acquired	0.4	—

Net cash paid	$166.1	$7.1

FONS goodwill was adjusted during fiscal 2006 based on an updated purchase price allocation.

Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of OpenCell and FONS had taken place at the beginning of fiscal 2005, are as follows:

2005
(In millions, except
per share data)

Revenue	$1,199.8
Income from continuing operations(1)	$110.8
Net income per share — basic	$0.96
Net income per share — diluted	$0.91

(1)	Includes restructuring and impairment charges of $9.9 million for the year ended October 31, 2005 for the ADC stand-alone business.

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.

Note 4:	Discontinued Operations

The financial results of the businesses described below are reported separately as discontinued operations for all periods presented in accordance with SFAS 144.

ADC Telecommunications Israel Ltd. (G-Connect)

During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. On November 15, 2007, we completed the sale of G-Connect to Toshira Investments Limited Partnership, an Israeli company, in exchange for the assumption of certain debts of G-Connect and nominal cash consideration. G-Connect had been included in our Wireline segment. We classified this business as a discontinued

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

operation in the fourth quarter of fiscal 2007. We recorded a loss on the sale of the business of $0.1 million during fiscal 2007.

APS France

During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of the currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. This adjustment was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale.

ADC Systems Integration UK Limited

During the third quarter of fiscal 2005, we entered into an agreement to sell SIUK for a nominal amount and recorded a loss on the sale of $6.3 million. The transaction closed on May 24, 2005. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2005.

Metrica

During the fourth quarter of fiscal 2004, we entered into an agreement to sell the business related to our Metrica service assurance software group to Vallent for a cash purchase price of $35.0 million and a $3.9 million equity interest in Vallent. The cash purchase price was subject to adjustments under the sales agreement. The transaction closed on November 19, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2004. We recognized a gain on the sale of $32.6 million. During the fourth quarter of fiscal 2006, we recorded a $3.9 million impairment related to the equity interest in Vallent. Vallent was acquired by IBM in the second quarter of fiscal 2007 and we received no consideration for our equity interest in Vallent in this transaction.

The following represents the financial results of G-Connect, APS France, SIUK and Metrica businesses included in discontinued operations:

	2007	2006	2005
	(In millions)

Revenue	$8.5	$36.4	$54.5

Loss from discontinued operations, net	$(2.2)	$(7.6)	$(14.5)
(Loss) gain on sale or write-down of discontinued operations, net	(4.8)	(22.6)	26.4

(Loss) gain from discontinued operations	$(7.0)	$(30.2)	$11.9

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 5:	Net Income from Continuing Operations Per Share

The following table presents a reconciliation of the numerators and denominators of basic and diluted income per share from continuing operations:

	2007	2006	2005
	(In millions, except per share data)

Numerator:
Net income from continuing operations	$113.3	$95.3	$98.8
Interest expense for convertible notes	13.7	—	8.6

	$127.0	$95.3	$107.4

Denominator:
Weighted average common shares outstanding — basic	117.4	117.1	116.0
Convertible bonds converted to common stock	14.2	—	14.2
Employee options and other	0.3	0.3	0.9

Weighted average common shares outstanding — diluted	131.9	117.4	131.1

Basic income per share from continuing operations	$0.97	$0.81	$0.85
Diluted income per share from continuing operations	$0.96	$0.81	$0.82

Excluded from the dilutive securities described above are employee stock options to acquire 5.9 million, 5.1 million and 4.4 million shares as of fiscal 2007, 2006 and 2005, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.

We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by outstanding shares, including all 14.2 million shares that could be issued upon conversion of the notes. If this calculation results in further dilution of the earnings per share, our diluted earnings per share will include all 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes. If this calculation is anti-dilutive, the net-of-tax interest expense on the convertible notes is deducted and the 14.2 million shares of common stock reserved for issuance upon conversion of our convertible notes are excluded. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2006 because of their anti-dilutive effect. However, these shares were included for fiscal 2007 and fiscal 2005.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 6:	Investments

As of October 31, 2007 and 2006, our available-for-sale securities consisted of the following:

				Other-Than-
				Temporary
	Cost	Unrealized	Unrealized	Impairment	Fair
	Basis	Gain	Loss	Loss	Value
	(In millions)

Fiscal 2007
U.S. Treasury and other U.S. government agencies	$8.8	$—	$—	$—	$8.8
Corporate bonds	3.0	—	—	—	3.0
Equity securities	—	—	—	—	—
Auction-rate securities	193.0	—	—	(29.4)	163.6

Total available-for-sale securities	$204.8	$—	$—	$(29.4)	$175.4

Fiscal 2006
U.S. Treasury and other U.S. government agencies	$10.7	$—	$—	$—	$10.7
Corporate bonds	12.0	—	—	—	12.0
Equity securities	0.5	—	—	—	0.5
Auction-rate securities	382.9	—	—	—	382.9

Total available-for-sale securities	$406.1	$—	$—	$—	$406.1

The auction-rate securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and dividend-yielding preferred stock. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. In the past, the auction process has allowed investors to roll over their holdings or obtain immediate liquidity by selling the securities at par. In recent months, certain auctions have not had sufficient bidders to allow investors to complete a sale of some auction-rate securities. As of October 31, 2007, we held auction-rate securities with a par value of $193.0 million, of which $169.8 million had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. In early November 2007, we were able to liquidate $23.2 million of auction-rate securities. We will not be able to liquidate any of our remaining auction-rate securities until a future auction is successful, or until we decide to sell the securities in a secondary market. The following table details the auction-rate securities balances at October 31, 2007. The row entitled “settled in auction process” represents securities we were able to liquidate in early November, 2007.

				Other-Than-
				Temporary
	Cost	Unrealized	Unrealized	Impairment	Fair
	Basis	Gain	Loss	Loss	Value
	(In millions)

Fiscal 2007
Auction-rate securities
Failed to settle in auction process	$169.8	$—	$—	$(29.4)	$140.4
Settled in auction process	23.2	—	—	—	23.2

Total auction-rate securities	$193.0	$—	$—	$(29.4)	$163.6

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Typically, the fair value of auction-rate securities approximates par value due to the frequent resets through the auction-rate process. While we continue to earn interest on our current auction-rate security investments at the maximum contractual rate, the estimated fair value of many of these investments no longer approximates par value. Accordingly, we recorded an impairment charge of $29.4 million to reduce the value of our auction-rate securities at October 31, 2007. With this impairment charge, the fair value of our auction-rate securities as of October 31, 2007 was written down from their par value of $193.0 million to their estimated fair value $163.6 million. We estimated the fair value of these auction-rate securities based on (i) prices provided by the firms managing our investments, (ii) estimates provided by a third party valuation firm we have retained to assess the value of our auction-rate securities, and (iii) estimates made by management based on the data received and discussions related to (i) and (ii). These estimated fair values could change significantly based on future market conditions.

We review our impairments in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareowners’ investment. It occurs if a loss in an investment is determined to be temporary in nature and we conclude we have the ability to hold the investment until a recovery in market value takes place. Such an unrealized loss does not reduce our net income for the applicable accounting period because the loss is not viewed as other-than-temporary. An other-than-temporary impairment charge is recorded against Other Income, Net to the extent we determine there is a loss in fair value that is other-than-temporary. We determined that $29.4 million of the impairment related to our auction-rate securities was other-than-temporary and recorded an impairment charge in Other Income, Net. Our conclusion for the other-than-temporary impairment is based on a variety of factors, including the significant decline in fair value indicated for the individual investments and the adverse market conditions impacting auction-rate securities, a portion of which are collateralized either directly or indirectly by residential and commercial mortgages.

Given the current market conditions, we will continue to monitor our auction-rate securities for substantive changes in relevant market conditions and further declines in fair value. At present, based upon recent prices provided by the firms managing our investments, we expect to record an additional other-than-temporary impairment charge on our auction-rate securities during the first quarter of our fiscal 2008. We may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.

During fiscal 2007, we paid $8.1 million for the purchase of a non-controlling interest in ip.access, Ltd. During fiscal 2006, we recorded a $3.9 million loss resulting from the write off of a non-public equity interest that was carried under the cost method.

Note 7:	Goodwill and Intangible Assets

We recorded $238.4 million of goodwill in connection with our acquisitions of KRONE, FONS and an additional eleven percent of the outstanding shares in our majority-owned Indian based subsidiary KCL. KRONE goodwill, other long-term assets and current liabilities were adjusted during fiscal 2006 and fiscal 2005 largely due to the resolution of certain income tax contingencies and valuation allowance reversals. FONS goodwill was adjusted during fiscal 2006 based on an updated purchase price allocation. All of the goodwill derived from these acquisitions has been assigned to our Global Connectivity Solutions segment. Most of this goodwill is not deductible for tax purposes.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2007 and 2006 are as follows:

(In millions)

Balances as of October 31, 2005	$240.5
Goodwill acquired during the year	—
Purchase accounting adjustments	(2.0)

Balance as of October 31, 2006	238.5

Goodwill acquired during the year	0.5
Other	(0.6)

Balance as of October 31, 2007	$238.4

It is our practice to assess goodwill for impairment annually under the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” or when impairment indicators arise. Our last annual impairment analysis was performed as of October 31, 2007, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time.

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

The following table represents intangible assets by category and accumulated amortization as of October 31, 2007 and 2006:

	Gross			Estimated
	Carrying	Accumulated		Life Range
2007	Amounts	Amortization	Net	(In Years)
	(In millions)

Technology	$54.0	$29.9	$24.1	5-7
Trade name/trademarks	26.2	5.5	20.7	5-20
Distributor network	10.1	3.5	6.6	10
Customer list	41.8	16.3	25.5	2
Patents	46.0	21.5	24.5	3-7
Non-compete agreements	13.6	6.8	6.8	2-5
Other	26.1	12.4	13.7	1-13

Total	$217.8	$95.9	$121.9	8	(1)

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2006	Amounts	Amortization	Net	(In Years)
	(In millions)

Technology	$54.0	$20.6	$33.4	5-7
Trade name/trademarks	26.2	3.8	22.4	5-20
Distributor network	10.1	2.5	7.6	10
Customer list	41.8	10.9	30.9	2
Patents	37.1	16.0	21.1	3-7
Non-compete agreements	13.6	3.9	9.7	2-5
Other	25.7	8.8	16.9	1-13

Total	$208.5	$66.5	$142.0	8	(1)

(1)	Weighted average life.

Amortization expense was $29.3 million, $30.4 million and $21.4 million for fiscal 2007, 2006 and 2005, respectively. Included in amortization expense is $24.0 million, $26.0 million and $18.1 million of acquired intangible amortization for fiscal 2007, 2006 and 2005, respectively. The estimated amortization expense for identified intangible assets is as follows for the periods indicated:

(In millions)

2008	$29.2
2009	26.4
2010	20.5
2011	12.7
2012	10.0
Thereafter	23.1

Total	$121.9

Note 8:	Notes Payable

On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions pursuant to Rule 144A under the Securities Act of 1933. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes will be reset on each semi-annual interest payment date, which is June 15 and December 15 of each year beginning on December 15, 2003, for both the fixed and variable rate notes. We currently expect our existing cash resources will be sufficient to pay $200.0 million for the maturity of our convertible notes due in June, 2008.

The interest rate on the variable rate notes for the six-month periods ended June 15 and December 15, 2007 was 5.729% and 5.784%, respectively. The interest rate declined to 5.204% for the current six-month period ending June 15, 2008. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

As of October 31, 2007, we had outstanding debt of $0.7 million requiring quarterly payments for principal and interest with the last payment due on July 10, 2012 at an interest rate of 1.5% per annum and another $0.5 million with an interest rate of LIBOR plus 1.0% per year, which is renewed monthly.

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

Note 10:	Income Taxes

The components of the income (loss) from continuing operations before income taxes are:

	2007	2006	2005
	(In millions)

United States	$144.5	$77.1	$95.9
Foreign	(27.9)	(19.5)	10.1

Total income (loss) before income taxes	$116.6	$57.6	$106.0

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We recorded an income tax provision (benefit) relating to discontinued operations, primarily related to the resolution of income tax contingencies, of ($1.2) million, ($0.6) million and ($3.7) million during fiscal 2007, 2006 and 2005, respectively. During fiscal 2006, there is no net tax impact relating to the cumulative effect of change in accounting principle due to a full valuation allowance at the beginning of fiscal 2006.

The components of the provision (benefit) for income taxes from continuing operations are:

	2007	2006	2005
	(In millions)

Current taxes:
Federal	$0.3	$3.4	$—
Foreign	8.3	5.8	6.8
State	0.5	0.4	(0.5)

	9.1	9.6	6.3

Deferred taxes:
Federal	(5.0)	(46.7)	—
Foreign	(0.8)	(0.6)	0.9
State	—	—	—

	(5.8)	(47.3)	0.9

Total (benefit) provision	$3.3	$(37.7)	$7.2

As follows, the effective income tax rate differs from the federal statutory rate from continuing operations:

	2007	2006	2005

Federal statutory rate	35%	35%	35%
Change in deferred tax asset valuation allowance	(26)	(127)	(15)
State income taxes, net	2	1	1
Foreign income taxes	(10)	23	(13)
Other, net	2	3	(1)

Effective income tax rate	3%	(65)%	7%

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following was the composition of deferred tax assets (liabilities) as of October 31, 2007 and 2006:

	2007	2006
	(In millions)

Current deferred tax assets:
Asset valuation reserves	$9.8	$11.9
Accrued liabilities	20.8	16.9
Net operating loss and tax credit carryover	6.0	24.5

Subtotal	36.6	53.3

Non-current deferred tax assets:
Intangible assets	212.4	274.7
Depreciation	14.9	15.3
Net operating loss and tax credit carryover	545.1	448.0
Capital loss carryover	212.8	222.3
Investments and other	20.9	39.8

Subtotal	1,006.1	1,000.1

Total deferred tax assets	1,042.7	1,053.4

Current deferred tax liabilities:
Accrued liabilities	(4.1)	(5.0)

Subtotal	(4.1)	(5.0)

Non-current deferred tax liabilities:
Intangible assets	(34.0)	(22.6)
Investments and other	(8.3)	(6.1)

Subtotal	(42.3)	(28.7)

Total deferred tax liabilities	(46.4)	(33.7)

Net deferred tax assets	996.3	1,019.7
Deferred tax asset valuation allowance	(944.5)	(974.1)

Net deferred tax asset	$51.8	$45.6

During the third quarter of fiscal 2002, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

two-year period. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

The U.S. Internal Revenue Service has completed its examination of our federal income tax returns for all years prior to fiscal 2003. In addition, we are subject to examinations in several states and foreign jurisdictions.

At October 31, 2007 the following carryforwards were available to offset future income: Federal and state net operating loss carryforwards were approximately $1,095.1 million and $64.6 million respectively. Most of the federal net operating loss carryforwards expire between fiscal 2019 and fiscal 2026, and the state operating loss carryforwards expire between fiscal 2008 and fiscal 2026. Federal capital loss carryforwards were approximately $591.1 million, most of which expire in fiscal 2009. Federal and state credit carryforwards were approximately $43.4 and $14.5 million, respectively, and expire between fiscal 2009 and fiscal 2027. Foreign net operating loss carryforwards were approximately $163.7 million, of which $48.5 million is expected either to expire or not be utilized.

Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At October 31, 2007, such earnings were approximately $39.5 million. The amount of unrecognized deferred tax liability on such earnings was approximately $4.9 million.

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

In connection with our acquisition of KRONE during fiscal 2004, we recorded a valuation allowance of $29.9 million. The recording of the valuation allowance resulted in a corresponding increase in the goodwill recorded in the KRONE acquisition. During prior fiscal years, goodwill was reduced $3.2 million as a result of a reduction of a portion of this valuation allowance. In fiscal 2007, an enacted tax rate change in Germany resulted in a $7.3 million reduction in this valuation allowance. This reduction was recorded as a tax benefit offsetting the tax provision attributable to the reduction of the deferred tax assets impacted by this change. The balance of the valuation allowance of $19.4 million is expected to reduce goodwill in future years.

During fiscal 2007, our valuation allowance decreased from $974.1 million to $944.5 million. The decrease is comprised of ($43.4) million related to continuing operations and $13.8 million related to shareholders’ investment and other items.

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

Retirement Savings Plans:  Employees in the United States and in many other countries are eligible to participate in defined contribution retirement plans. In the United States, we make matching contributions to the ADC Telecommunications, Inc. Retirement Savings Plan (“ADC RSP”). We match the first 6% an

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

employee contributes to the plan, at a rate of 50 cents for each dollar of employee contributions. In addition, depending on financial performance for the fiscal year, we may make a discretionary contribution of up to 120% of the employee’s salary deferral on the first 6% of eligible compensation. Employees are fully vested in all contributions at the time the contributions are made. The amounts charged to earnings for the ADC RSP were $6.1 million, $5.4 million and $7.0 million during fiscal 2007, 2006 and 2005, respectively. Based on participant investment elections, the trustee for the ADC RSP invests a portion of our cash contributions in ADC common stock. The inclusion of this investment in the ADC RSP is monitored by an independent fiduciary agent we have retained. In addition, other retirement savings plans exist in other of our global (non-U.S.) locations, which are aligned with local custom and practice. The amounts charged to earnings related to our global (non-U.S.) retirement savings plan were $6.5 million, $6.0 million and $5.6 million during fiscal 2007, 2006 and 2005, respectively.

Pension Benefits:  With our acquisition of KRONE, we assumed certain pension obligations of KRONE related to its German workforce. The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, as part of the acquisition we recorded a liability of $62.8 million for this obligation as of October 31, 2004. As of October 31, 2007, we had a liability of $71.3 million for this obligation. We use a measurement date of October 31 for the plan. The plan was closed to employees hired after 1994. Accordingly, only employees and retirees hired before 1995 are covered by the plan. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to equal approximately the net periodic benefit cost.

On October 31, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“SFAS 158”) which requires that we recognize the funded status of our defined benefit and other postretirement benefit plans in our balance sheet, with changes in the funded status recognized through comprehensive income, net of tax, in the year in which they occur. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year-end balance sheet is consistent with our current accounting treatment. Additional minimum pension liabilities and related intangible assets are no longer recognized according to SFAS 158. The provisions of SFAS 158 require prospective application; thus, prior periods presented are not retroactively adjusted.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following provides reconciliations of benefit obligations, plan assets and funded status of the KRONE pension plan:

	October 31,
	2007	2006
	(In millions)

Reconciliation of projected benefit obligation
Beginning balance	$69.2	$68.9
Service cost	0.2	0.2
Interest cost	3.2	2.9
Actuarial gain	(6.0)	(2.6)
Foreign currency exchange rate changes	8.6	3.3
Benefit payments	(3.9)	(3.5)

Ending balance	$71.3	$69.2

Funded status of the plan
Plan assets at fair value less than benefit obligation	$(71.3)	$(69.2)
Unrecognized net actuarial loss	—	5.5

Net amount recognized	$(71.3)	$(63.7)

Amounts recognized in the Consolidated Balance Sheet as of October 31
Prepaid benefit cost	$—	$—
Accumulated benefit obligation	70.5	68.0
Accumulated other comprehensive income, pre-tax	0.8	(4.3)

Net amount recognized	$71.3	$63.7

The following table details the incremental impact of adopting SFAS 158 as of October 31, 2007:

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
	(In millions)

Liability for pension benefits	$71.5	$(0.2)	$71.3
Total liabilities	$757.4	$(0.2)	$757.2
Accumulated other comprehensive income (loss), net of tax	$2.5	$0.2	$2.7
Total shareowners’ investment	$1,007.4	$0.2	$1,007.6

There was an unrecognized net actuarial loss of $0.2 million that had not previously been recognized in net periodic benefit cost and is included in accumulated other comprehensive income for the year ended October 31, 2007 as a result of implementing SFAS 158.

Net periodic pension cost for fiscal 2007, 2006 and 2005 includes the following components:

	2007	2006	2005
	(In millions)

Service cost	$0.2	$0.2	$0.2
Interest cost	3.2	2.9	3.2

Net periodic pension cost	$3.4	$3.1	$3.4

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

	October 31,
	2007	2006	2005

Weighted average assumptions used to determine benefit obligations
Discount rate	5.25%	4.50%	4.25%
Compensation rate increase	2.50%	2.50%	2.50%
Weighted average assumptions used to determine net cost for the years ended
Discount rate	4.50%	4.25%	5.25%
Compensation rate increase	2.50%	2.50%	2.50%

Since the plan is an unfunded general obligation, we do not expect to contribute to the plan except to make the below described benefit payments.

Expected future employee benefit plan payments:

(In millions)

2008	$4.1
2009	4.1
2010	4.1
2011	4.1
2012	4.2
Five Years Thereafter	$21.8

Note 12:	Share-Based Compensation

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of November 1, 2005, the first day of our fiscal 2006 year. Our Consolidated Financial Statements for fiscal 2006 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements prior to fiscal 2006 have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2006 and fiscal 2007 are not directly comparable to the prior years.

Share-based compensation recognized under SFAS 123(R) for fiscal 2007 and fiscal 2006 was $10.5 million and $10.0 million, repectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards. Share-based compensation expense of $3.0 million for fiscal 2005 was related to restricted stock units and restricted stock awards. There was no share-based compensation expense related to stock options in fiscal 2005, because we accounted for share-based awards using the intrinsic value method in accordance with APB 25.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As required by SFAS 123(R), we have presented disclosures of our pro forma income and net income per share for both basic and diluted shares for periods in which the intrinsic value method was used. The presentation assumes estimated fair value of the options granted prior to November 1, 2005 was amortized to expense over the option-vesting period per the illustration below.

2005
(In millions,
except per share
data)

Net income as reported	$110.7
Plus: Share-based employee compensation included in reported income	3.0
Less: Stock compensation expense — fair value based method	(20.5)

Pro forma net income	$93.2

Net income per share
As reported — basic	$0.95

As reported — diluted	$0.91

Pro forma — basic	$0.80

Pro forma — diluted	$0.78

As of October 31, 2007, a total of 11.3 million shares of ADC common stock were available for stock awards under our Global Stock Incentive Plan (“GSIP”). This total included 2.6 million shares of ADC common stock available for issuance as restricted stock awards and restricted stock units. All stock options granted under the GSIP were made at fair market value. Stock options granted under the GSIP generally vest over a four-year period.

During fiscal 2007 and fiscal 2006, we granted 305,485 and 324,885 restricted stock units, respectively, subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout the three fiscal years reach a targeted amount. For purposes of SFAS 123(R), expense for these restricted stock units are recognized on a straight-line basis from the grant date only if we believe we will achieve the performance threshold. During fiscal 2007, we recorded $0.7 million of compensation expense related to grants that we believe will achieve the performance threshold. We did not record any compensation expense during fiscal 2006 related to such grants.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
	Stock Option	Weighted Average	Stock
	Shares	Exercise Price	Awards/Units
	(In millions)		(In millions)

Outstanding at October 31, 2004	8.3	$29.53	0.2
Granted	1.1	18.65	0.2
Exercised	(0.8)	(15.90)	—
Restrictions lapsed	—	—	—
Canceled	(1.8)	(31.05)	—

Outstanding at October 31, 2005	6.8	28.95	0.4
Granted	1.0	23.83	0.4
Exercised	(0.6)	(16.60)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.6)	(31.06)	(0.1)

Outstanding at October 31, 2006	6.6	29.08	0.6

Granted	1.4	14.90	0.8
Exercised	(0.4)	(15.84)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.9)	(36.07)	(0.2)

Outstanding at October 31, 2007	6.7	25.46	1.1

Exercisable at October 31, 2007	4.4	$29.47	—

As of October 31, 2007, there were options to purchase 1.6 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $18.00. The following table contains details regarding our outstanding stock options as of October 31, 2007:

		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise	Number	Contractual Life	Exercise Price of	Number	Exercise Price of
Prices Between	Outstanding	(In Years)	Options Outstanding	Exercisable	Options Exercisable

$ 8.05 - $ 12.60	91,031	4.43	$11.56	89,309	$11.54
13.58 - 14.59	1,142,548	6.16	14.58	19,023	14.38
14.63 - 15.82	719,139	5.06	15.76	705,612	15.77
16.03 - 18.62	616,204	6.14	17.22	453,445	17.15
18.69 - 18.76	743,175	6.64	18.76	388,462	18.76
19.11 - 20.02	673,183	3.15	19.78	652,578	19.79
20.44 - 23.45	556,636	5.61	20.67	432,563	20.65
23.91 - 23.91	704,244	7.78	23.91	202,108	23.91
24.01 - 30.59	685,469	4.26	29.10	653,188	29.28
31.08 - 293.56	783,773	2.40	71.19	783,773	71.19

	6,715,402	5.26	$25.46	4,380,061	$29.47

For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes Model. The weighted average estimated fair value of

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

employee stock options granted was $7.21, $12.67 and $9.61 per share for fiscal 2007, 2006 and 2005, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	2007	2006	2005

Expected volatility	52.51%	57.70%	58.99%
Risk free interest rate	4.45%	4.34%	3.68%
Expected dividends	—	—	—
Expected term (in years)	4.6	4.9	4.5

We based our estimate of expected volatility for awards granted in fiscal 2007 on monthly historical trading data of our common stock for a period equivalent to the expected life of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the employee stock awards. We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

As of October 31, 2007, we have approximately $20.9 million of total compensation cost related to non-vested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.4 years.

Note 13:	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) derives from foreign currency translation adjustments, unrealized gains (losses) and related adjustments on available-for-sale securities and adjustments to reflect our minimum pension liability. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. The components of accumulated other comprehensive loss are:

	Foreign	Unrealized	Minimum
	Currency	Gain (Loss)	Pension
	Translation	On AFS	Liability
	Adjustment	Securities, net	Adjustment	Total
	(In millions)

Balance, October 31, 2004	$(13.1)	$(0.4)	$—	$(13.5)
Translation loss	(4.6)	—	—	(4.6)
Minimum pension liability adjustment	—	—	(7.2)	(7.2)
Unrealized loss on securities	—	(0.3)	—	(0.3)

Balance, October 31, 2005	(17.7)	(0.7)	(7.2)	(25.6)
Translation gain	11.8	—	—	11.8
Minimum pension liability adjustment	—	—	2.9	2.9
Unrealized gain on securities	—	0.7	—	0.7

Balance, October 31, 2006	(5.9)	—	(4.3)	(10.2)
Translation gain	7.8	—	—	7.8
Minimum pension liability adjustment	—	—	4.9	4.9
Adoption of SFAS 158	—	—	0.2	0.2

Balance, October 31, 2007	$1.9	$—	$0.8	$2.7

There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance.

Note 14:	Commitments and Contingencies

Letters of Credit:  As of October 31, 2007, we had $11.4 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.

Operating Leases:  Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2015. The rental expense included in the accompanying consolidated statements of operations was $25.3 million, $17.3 million and $13.3 million for fiscal 2007, 2006 and 2005, respectively.

The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2007:

(In millions)

2008	$28.9
2009	23.8
2010	21.1
2011	13.6
2012	12.1
Thereafter	24.2

Total	$123.7

The aggregate amount of future minimum rentals to be received under non-cancelable subleases as of October 31, 2007 is $28.7 million.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Legal Contingencies:  We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2007, we had recorded approximately $7.6 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.

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

Purchase Obligations:  At October 31, 2007, we had non-cancelable commitments to purchase goods and services valued at $20.7 million, including items such as inventory and information technology support.

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

Segment Information

During the first quarter of fiscal 2007, we made certain organizational changes that eliminated the use of a management structure based on a business and geographical matrix. Primarily as a result of these changes, we have changed our reportable segments. These changes conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.

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

Our four reportable business segments are:

•	Connectivity

•	Wireless

•	Wireline

•	Professional Services

Our Connectivity products provide the physical interconnections between network components and network access points and connect wireline, wireless, cable, enterprise and broadcast communication networks over copper (twisted pair), co-axial, fiber-optic and wireless media.

Our Wireless products increase the capacity, coverage and service quality of wireless communication networks by improving signal quality.

Our Wireline products enable communication service providers to deliver high-capacity voice and data services over copper or optical systems in the “last mile/kilometer” of communication networks.

Our Professional Services business provides services to help our customers plan, deploy and maintain Internet, data, video and voice communication networks. We also assist our customers in integrating broadband communications equipment used in wireline, wireless, cable and enterprise networks. By providing these services, we have additional opportunities to sell our hardware products to these customers.

Intersegment sales of $25.1 million, $37.2 million and $46.8 million, and operating income of $20.6 million, $24.2 million and $30.7 million are eliminated from Professional Services for fiscal 2007, 2006 and 2005. These intersegment sales represent Connectivity, Wireless and Wireline products sold by Professional Services.

Other than in the U.S., no single country has property and equipment sufficiently material to disclose. Our largest customer, Verizon, accounted for 17.8%, 16.0% and 12.3% of our sales in fiscal 2007, 2006 and 2005, respectively. Revenue from Verizon is included in each of the four reportable segments. The merger of AT&T and BellSouth (collectively “AT&T”) created another large customer for us. In fiscal 2007, the combined company accounted for approximately 15.4% of our net sales.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth net sales information for each of our above described reportable segments:

	2007	2006	2005
	(In millions)

Connectivity	$1,020.0	$984.4	$803.8
Wireless	44.2	33.1	69.9
Wireline	53.8	65.1	69.3
Professional Services
Products	52.2	53.5	57.8
Services	152.0	145.6	128.1

Total Professional Services	204.2	199.1	185.9

Total Net Sales	$1,322.2	$1,281.7	$1,128.9

The following table sets forth certain financial information for each of our above described reportable segments:

						Restructuring,
				Professional		Impairment and	GAAP
	Connectivity	Wireless	Wireline	Services	Consolidated	Other Charges	Consolidated
	(In millions)

2007
External net sales:
Products	$1,020.0	$44.2	$53.8	$52.2	$1,170.2	$—	$1,170.2
Services	—	—	—	152.0	152.0	—	152.0

Total external net sales	$1,020.0	$44.2	$53.8	$204.2	$1,322.2	$—	$1,322.2

Depreciation and amortization	$58.6	$3.4	$1.8	$4.7	$68.5	$—	$68.5
Operating income (loss)	$108.3	$(15.2)	$5.9	$(7.2)	$91.8	$23.9	$67.9
2006
External net sales:
Products	$984.4	$33.1	$65.1	$53.5	$1,136.1	$—	$1,136.1
Services	—	—	—	145.6	145.6	—	145.6

Total external net sales	$984.4	$33.1	$65.1	$199.1	$1,281.7	$—	$1,281.7

Depreciation and amortization	$53.9	$3.0	$2.8	$8.3	$68.0	$—	$68.0
Operating income (loss)	$83.6	$(20.9)	$7.4	$(2.0)	$68.1	$20.8	$47.3
2005
External net sales:
Products	$803.8	$69.9	$69.3	$57.8	$1,000.8	$—	$1,000.8
Services	—	—	—	128.1	128.1	—	128.1

Total external net sales	$803.8	$69.9	$69.3	$185.9	$1,128.9	$—	$1,128.9

Depreciation and amortization	$49.1	$3.4	$4.4	$10.0	$66.9	$—	$66.9
Operating income (loss)	$95.9	$4.6	$3.6	$(8.8)	$95.3	$10.1	$85.2

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fiscal 2007 restructuring, impairment and other column includes the $10.0 million contribution to the ADC Foundation.

Geographic Information

The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

Geographic Sales Information	2007	2006	2005
	(In millions)

Inside the United States	$803.8	$750.5	$640.0
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	135.4	109.1	102.7
EMEA (Africa, Europe (Excluding Germany) Middle East and Africa)	192.3	183.0	134.0
Germany(1)	95.7	145.4	167.4
Americas (Canada, Central and South America)	95.0	93.7	84.8

Total sales	$1,322.2	$1,281.7	$1,128.9

Property and Equipment, Net:
Inside the United States	$121.3	$134.9
Outside the United States	77.9	71.5

Total property and equipment, net	$199.2	$206.4

(1)	Due to the significance of its sales, Germany is broken out for geographic purposes, but it is included in the EMEA business unit for segment reporting.

Note 16:	Impairment, Restructuring, and Other Disposal Charges

During fiscal 2007, 2006 and 2005, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of our ACX product line. The impairment and restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for fiscal 2007, 2006 and 2005, respectively:

	2007	2006	2005
	(In millions)

Impairments: Fixed asset write-downs	$3.5	$1.2	$0.3
Restructuring charges:
Employee severance	9.4	14.6	6.4
Facilities consolidation and lease termination	1.0	5.0	3.4
Other	—	—	—

Total restructuring charges	10.4	19.6	9.8

Other disposal charges: Inventory write-offs	8.9	—	—

Total impairment, restructuring and other disposal charges	$22.8	$20.8	$10.1

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Impairment Charges:  We evaluate our long-lived assets for impairment in accordance with SFAS 144.  In fiscal 2006 and fiscal 2005, we recorded impairment charges of $1.2 million and $0.3 million, respectively, based on estimated market prices. In fiscal 2007, we recorded impairment charges of $3.5 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line, and a commercial property in Germany formerly used by our services business.

Prior to the fourth quarter of 2007, we had designated our Muggelheim facility in Germany as assets held for sale. During the fourth quarter of fiscal 2007, we concluded that this asset no longer met the criteria for classification as assets held for sale. We further concluded that there was no readily available market for this property. As a result of these conclusions, the Muggelheim facility was reclassified to held and used. We recorded an impairment of $1.0 million to reduce the book value of this facility to zero.

Restructuring Charges:  Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2007, 2006 and 2005, we terminated the employment of approximately 200, 400 and 400 employees, respectively, through reductions in force. Despite the fact that a similar number of employees were impacted by restructuring in each of fiscal 2006 and fiscal 2005, the costs in fiscal 2006 were significantly higher primarily because a greater number of employees entitled to higher severance benefits were impacted by the fiscal 2006 restructurings. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.

Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2007, 2006 and 2005, we incurred charges of $1.0 million, $5.0 million and $3.4 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.

Other Disposal Charges:  We have recorded $8.9 million for the write-off of obsolete inventory associated with the ACX exit activity. All inventory charges were recorded as cost of goods sold.

The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of October 31, 2007 and 2006:

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2006	Net Additions	Charges	2007
	(In millions)

Employee severance costs	$12.5	$9.4	$14.3	$7.6
Facilities consolidation	15.3	1.0	4.3	12.0

Total	$27.8	$10.4	$18.6	$19.6

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2005	Net Additions	Charges	2006
	(In millions)

Employee severance costs	$5.0	$14.6	$7.1	$12.5
Facilities consolidation	24.6	5.0	14.3	15.3

Total	$29.6	$19.6	$21.4	$27.8

We expect that substantially all but $0.8 million of the remaining $7.6 million of cash expenditures relating to employee severance costs incurred through October 31, 2007 will be paid by the end of fiscal 2008. The remaining $0.8 million is expected to be paid by the end of fiscal 2011. Of the $12.0 million to be paid

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

for the consolidation of facilities, we expect that approximately $3.0 million will be paid from unrestricted cash by the end of fiscal 2008, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

During the fiscal year ended October 31, 2005, we sold three properties previously classified as held for sale for proceeds of $8.0 million and a net gain of $1.5 million.

Note 17:	Quarterly Financial Data (Unaudited)

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter		Total
	(In millions, except earnings per share)

2007
Net Sales	$297.2	$349.3		$346.1	$329.6		$1,322.2
Gross Profit	94.9	120.4		113.6	113.6		442.5
Income Before Income Taxes	10.8	96.1	(10)	19.4	(9.7	)(11)	116.6
Provision (Benefit) for Income Taxes	1.1	2.7		2.0	(2.5	)(12)	3.3
Income (Loss) From Continuing Operations	9.7	93.4		17.4	(7.2)		113.3
Discontinued Operations, Net of Tax	(6.1)	(1.3)		(0.8)	1.2		(7.0)

Net Income (Loss)	$3.6 (1)	$92.1	(2)	$16.6 (3)	$(6.0	)(4)	$106.3

Average Common Shares Outstanding — Basic	117.2	117.3		117.4	117.5		117.4

Average Common Shares Outstanding — Diluted	117.3	131.8		117.8	117.5		131.9

Basic Income (Loss) Per Share:
Continuing operations	$0.08	$0.80		$0.15	$(0.06)		$0.97

Discontinued operations	$(0.05)	$(0.01)		$(0.01)	$0.01		$(0.06)

Cumulative effect of a change in accounting principle	$—	$—		$—	$—		$—

Net Income (Loss)	$0.03	$0.79		$0.14	$(0.05)		$0.91

Diluted Income (Loss) Per Share:
Continuing operations	$0.08	$0.73		$0.15	$(0.06)		$0.96

Discontinued operations	$(0.05)	$(0.01)		$(0.01)	$0.01		$(0.05)

Cumulative effect of a change in accounting principle	$—	$—		$—	$—		$—

Net Income (Loss)	$0.03	$0.72		$0.14	$(0.05)		$0.91

Net Sales Outside the United States	$124.7	$123.6		$130.9	$139.2		$518.4

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter		Total
	(In millions, except earnings per share)

2006
Net Sales	$272.7		$358.1	$343.6	$307.3		$1,281.7
Gross Profit	86.1		121.6	112.1	92.9		412.7
Income Before Income Taxes	0.3		27.8	26.6	2.9		57.6
Provision (Benefit) for Income Taxes	1.3		2.5	3.1	(44.6	)(9)	(37.7)
Income (Loss) From Continuing Operations	(1.0)		25.3	23.5	47.5		95.3
Discontinued Operations, Net of Tax	(1.4)		(2.5)	(18.9)	(7.4)		(30.2)
Cumulative effect of a change in accounting principle	0.6		—	—	—		0.6

Net Income (Loss)	$(1.8	)(5)	$22.8 (6)	$4.6 (7)	$40.1	(8)	$65.7

Average Common Shares Outstanding — Basic	116.7		117.1	117.2	117.2		117.1

Average Common Shares Outstanding — Diluted	116.7		117.9	117.4	131.5		117.4

Basic Income (Loss) Per Share:
Continuing operations	$(0.01)		$0.22	$0.20	$0.41		$0.81

Discontinued operations	$(0.01)		$(0.03)	$(0.16)	$(0.07)		$(0.26)

Cumulative effect of a change in accounting principle	$—		$—	$—	$—		$0.01

Net Income (Loss)	$(0.02)		$0.19	$0.04	$0.34		$0.56

Diluted Income (Loss) Per Share:
Continuing operations	$(0.01)		$0.21	$0.20	$0.39		$0.81

Discontinued operations	$(0.01)		$(0.02)	$(0.16)	$(0.06)		$(0.26)

Cumulative effect of a change in accounting principle	$—		$—	$—	$—		$0.01

Net Income (Loss)	$(0.02)		$0.19	$0.04	$0.33		$0.56

Net Sales Outside the United States	$116.6		$138.6	$134.7	$141.3		$531.2

(1)	Includes $0.6 million of restructuring charges.

(2)	Includes $1.0 million of a restructuring credit and $0.1 million of impairment charges.

(3)	Includes $9.3 million of restructuring charges and $2.7 million of impairment charges.

(4)	Includes $1.5 million of restructuring charges and $0.7 million of impairment charges.

(5)	Includes $1.4 million of restructuring charges.

(6)	Includes $1.2 million of restructuring charges and $0.6 million of impairment charges.

(7)	Includes $3.3 million of restructuring charges and $0.2 million of impairment charges.

(8)	Includes $13.7 million of restructuring charges and $0.4 million of impairment charges.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(9)	Includes $49.0 million partial release of our deferred tax asset valuation allowance.

(10)	Includes $57.1 million gain on sale of BigBand.

(11)	Includes $29.4 million impairment loss on available-for-sale securities.

(12)	Includes $6.0 million partial release of our deferred tax asset valuation allowance.

Fiscal Year

Our quarters end on the last Friday of the calendar month for the respective quarter end. Our fiscal year end is October 31. As a result, any quarter may have greater or fewer days than other quarters in a fiscal year.

Discontinued Operations

During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. In accordance with SFAS 144, all periods presented have been restated to reflect the treatment of G-Connect and APS France as discontinued operations.

Note 18:	Subsequent Events (Unaudited)

LGC

On December 3, 2007, we completed the acquisition of LGC. LGC, which is headquartered in San Jose, California is a provider of in-building wireless solution products. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures, and by distributing these signals evenly throughout a building. LGC also offers products that permit voice and data signals to reach remote locations.

We acquired all of the outstanding capital stock and warrants of LGC for approximately $134.7 million in cash. We also made cash payments of approximately $9.1 million to certain holders of options to acquire LGC common stock in consideration for the cancellation of these options. In addition, we granted options to acquire ADC common stock valued at approximately $4.1 million to certain other LGC optionholders in exchange for their LGC options. As a result of the acquisition, we will be obligated to pay LGC transaction expenses and employee bonuses and repay certain debt, in an aggregate amount of approximately $20.0 million. In addition, we expect to incur charges for various other acquisition-related expenses in an amount that has not yet been determined.

Century Man

On November 12, 2007, we entered into a definitive agreement to acquire Century Man. Century Man, which is headquartered in Shenzhen, China, is a provider of broadband connectivity equipment in China. Century Man’s products include communication distribution frames and related accessories such as fiber connectors and cabinets.

ADC has agreed to acquire Century Man for $55.0 million in cash plus contingent cash payments of up to $15.0 million during the 36 months following the close of the transaction. As is customary, we have assumed charges for various acquisition-related expenses, the amount of which has not been determined. We anticipate the transaction to close in January 2008, subject to customary closing conditions.

ADC Telecommunications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Auction-rate securities

In early November 2007, we sold at par $23.2 million of the auction-rate securities we held on October 31, 2007. Also, in November 2007, one of the auction-rate securities with a par value of approximately $16.8 million was downgraded from a Aaa rating to a A2 rating by Moody’s Investor Services. We are not aware of any other of our auction-rate securities investments that have been downgraded to date. Subsequently, we have received monthly account statements as of November 30, 2007 from the firms managing our investments that indicate a further reduction in fair value of the remaining investments of approximately $20.0 million. These estimated fair values could change significantly, potentially reflecting either further erosion or recovery in value, based on future market conditions. We are continuing to monitor and analyze our auction-rate securities. To the extent that the additional $20.0 million reduction in fair value estimated as of November 30, 2007, still exists at the end of our first fiscal quarter of 2008, as well as any further changes in fair value determined during the period, we may be required to take an additional other-than-temporary impairment charge.

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

Changes in Internal Control Over Financial Reporting

During the last quarter of fiscal 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2007. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of October 31, 2007.

Our internal control over financial reporting as of October 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners
ADC Telecommunications, Inc.

We have audited ADC Telecommunications, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ADC Telecommunications, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2007, and our report dated December 17, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Minneapolis, Minnesota
December 17, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The disclosure under Part I of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.

The sections entitled “Proposal 1 — Election of Directors,” “Standing Committees,” “Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareowners, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this Form 10-K by reference.

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

The sections of the Proxy Statement entitled “Director Compensation” and “Executive Compensation” are incorporated in this Form 10-K by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” are incorporated by reference into this Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the Proxy Statement entitled “Related Party Transaction Policies and Procedures” and “Governance Principles and Code of Ethics” are incorporated in this Form 10-K by reference.

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

Listing of Financial Statements

The following consolidated financial statements of ADC are filed with this report and can be found at Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended October 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of October 31, 2007 and 2006

Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended October 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Five-Year Selected Consolidated Financial Data for the years ended October 31, 2003 through October 31, 2007, is located in Item 6 of this Form 10-K

Listing of Financial Statement Schedules

The following schedules are filed with this report and can be found starting on page 94 of this form 10-K:

Schedule II — Valuation of Qualifying Accounts and Reserves

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

Listing of Exhibits

See Exhibit Index on page 95 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.

By:	/s/ Robert E. Switz
Robert E. Switz
President and Chief Executive Officer

Dated: December 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz Robert E. Switz	President and Chief Executive Officer (principal executive officer)	Dated: December 18, 2007

/s/ James G. Mathews James G. Mathews	Vice President and Chief Financial Officer (principal financial officer)	Dated: December 18, 2007

/s/ Steven G. Nemitz Steven G. Nemitz	Vice President and Controller (principal accounting officer)	Dated: December 18, 2007

John A. Blanchard III*	Director

John J. Boyle III*	Director

Mickey P. Foret*	Director

J. Kevin Gilligan*	Director

Lois M. Martin*	Director

William R. Spivey*	Director

John E. Rehfeld*	Director

Larry W. Wangberg*	Director

John D. Wunsch*	Director

*By: /s/ James G. Mathews James G. Mathews Attorney-in-Fact		Dated: December 18, 2007

ADC TELECOMMUNICATIONS

SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year
	(In millions)

Fiscal 2007
Allowance for doubtful accounts & notes receivable	$10.2	$—	$(2.0)	$1.6	$6.6
Inventory reserve	35.1	—	21.1	14.9	41.3
Warranty accrual	9.5	—	1.3	2.4	8.4
Fiscal 2006
Allowance for doubtful accounts & notes receivable	$20.6	$—	$(0.2)	$10.2	$10.2
Inventory reserve	35.6	—	9.1	9.6	35.1
Warranty accrual	10.8	—	4.7	6.0	9.5
Fiscal 2005
Allowance for doubtful accounts & notes receivable	$42.4	$—	$(3.2)	$18.6	$20.6
Inventory reserve	41.9	0.3	5.7	12.3	35.6
Warranty accrual	14.4	—	2.7	6.3	10.8

EXHIBIT INDEX

The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit
Number		Description

2	-a	Share Purchase Agreement, dated March 25, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated June 2, 2004.)
2	-b	First Amendment to Share Purchase Agreement, dated May 18, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated June 2, 2004.)
2	-c	Acquisition Agreement, dated May 24, 2004 among ADC Telecommunications, Inc., BigBand Networks, Inc. and ADC Broadband Access Systems, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 13, 2004.)
2	-d	Acquisition Agreement, dated June 3, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated September 2, 2004.)
2	-e	First Amendment to the Acquisition Agreement, dated August 27, 2004 among ADC Telecommunications, Inc., ADC Irish Holdings IA, LLC, ADC Irish Holdings IIA, LLC, ADC Telecommunications Sales, Inc. and Intec Telecom Systems PLC. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated September 2, 2004.)
2	-f	Acquisition Agreement, dated October 22, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated November 26, 2004.)
2	-g	Amendment No. 1 to Acquisition Agreement, dated November 19, 2004 between ADC Telecommunications, Inc. and WatchMark Corp. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated November 26, 2004.)
2	-h	Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 21, 2005.)
2	-i	First Amendment to Agreement and Plan of Merger, dated August 16, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated August 16, 2005.)
2	-j	Agreement and Plan of Merger dated October 21, 2007 by and among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and LGC Wireless, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated October 21, 2007.)
3	-a	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)
3	-b	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)
4	-a	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

Exhibit
Number		Description

4	-b	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)
4	-c	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
4	-d	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
10	-a†*	ADC Telecommunications, Inc. Global Stock Incentive Plan, amended and restated as of December 12, 2006.
10	-b†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2006. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated November 18, 2005.)
10	-c†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2007. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K/A dated March 13, 2007.)
10	-d†*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2008.
10	-e†	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-a to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10	-f†	ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10	-g†	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-h†	ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002 and amended October 24, 2006. (Incorporated by reference to Exhibit 10-k to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and to ADC’s Current Report on Form 8-K dated October 30, 2006.)
10	-i†	ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10	-j†	Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10	-k†	Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)
10	-l†	ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10	-m†	Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10	-n†	ADC Telecommunications, Inc. 401(k) Excess Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10	-o†	Compensation Plan for Non-employee Directors of ADC Telecommunications, Inc. (2007 Restatement). (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated September 30, 2007.)

Exhibit
Number		Description

10	-p†	Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
10	-q†	ADC Telecommunications, Inc. Executive Management Incentive Plan. (Incorporated by reference to Exhibit 10-jj to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.)
10	-r	ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004, and amended as of May 10, 2005. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)
10	-s†	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)
10	-t†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made under the ADC Telecommunications, Inc. 2001 Special Stock Option Plan on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-u†	Form of ADC Telecommunications, Inc. Restricted Stock Award Agreement utilized with respect to restricted stock grants beginning in ADC’s 2002 fiscal year. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10	-v†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to ADC’s fiscal 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10	-w†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan during ADC’s fiscal 2006 and through December 17, 2006. (Incorporated by reference to Exhibit 10-gg to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.)
10	-x†	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-x to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10	-y†	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-y to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10	-z†	Form of ADC Telecommunications, Inc. Three-Year Restricted Stock Unit CEO Award Agreement effective December 18, 2006 granted to Robert E. Switz under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-z to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10	-aa†	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10	-bb†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated February 1, 2005.)

Exhibit
Number		Description

10	-cc†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10	-dd†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-e to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10	-ee†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ee to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10	-ff†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ff to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10	-gg†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10	-hh†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the Compensation Plan for Non-Employee Directors prior to December 18, 2006. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10	-ii†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning for grants made in ADC’s fiscal 2007. (Incorporated by reference to Exhibit 10-ii to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10	-jj†	Confidential Separation Agreement and General Release between ADC Telecommunications, Inc. and Michael K. Pratt, dated March 16, 2006. (Incorporated by reference to Exhibit 99 to ADC’s Current Report on Form 8-K dated March 31, 2006.)
10	-kk†	Mutual Termination Agreement with Andrew Corporation, dated August 9, 2006. (Incorporated by reference to Exhibit 10.1 to ADC’s Current Report on Form 8-K dated August 10, 2006.)
10	-ll†	Retainer of $10,000 paid to Chairperson of ADC Telecommunications, Inc. Audit Committee of the Board of Directors effective January 1, 2006 (Incorporated by reference to ADC’s Current Report on Form 8-K dated October 31, 2005.)
10	-mm	Voting Agreement dated October 21, 2007 by and among ADC Telecommunications, Inc. and the Shareholders of LGC Wireless, Inc. (Incorporated by reference to Exhibit 10.1 to ADC’s Current Report on Form 8-K dated October 21, 2007.)
12	-a*	Computation of Ratio of Earnings to Fixed Charges.
21	-a*	Subsidiaries of ADC Telecommunications, Inc.
23	-a*	Consent of Ernst & Young LLP.
24	-a*	Power of Attorney.
31	-a*	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).
31	-b*	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).

Exhibit
Number	Description

32 *	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.

We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.