Form 10-Q
period 2008-02-01
ADC TELECOMMUNICATIONS INC
filed 2008-03-07
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.20 par value: 117,688,498 shares as of March 5, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	February 1,	October 31,
	2008	2007
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$792.6	$520.2
Available-for-sale securities	3.3	61.6
Accounts receivable, net of reserves of $6.7 and $6.6	220.4	189.4
Unbilled revenue	28.6	34.3
Inventories, net of reserves of $41.6 and $41.3	197.5	170.2
Prepaid and other current assets	37.4	32.1
Assets of discontinued operations	—	0.4

Total current assets	1,279.8	1,008.2
Property and equipment, net of accumulated depreciation of $405.6 and $395.9	201.0	199.2
Restricted cash	13.1	12.8
Goodwill	349.6	238.4
Intangibles, net of accumulated amortization of $106.2 and $95.9	188.2	121.9
Long-term available-for-sale securities	90.3	113.8
Other assets	83.1	70.5

Total assets	$2,205.1	$1,764.8

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$220.6	$200.6
Accounts payable	106.2	92.5
Accrued compensation and benefits	59.4	80.8
Other accrued liabilities	62.1	61.2
Income taxes payable	3.5	15.5
Restructuring accrual	16.1	19.6
Liabilities of discontinued operations	2.3	3.9

Total current liabilities	470.2	474.1
Pension obligations and other long-term liabilities	96.8	82.5
Long-term debt	651.3	200.6

Total liabilities	1,218.3	757.2

Shareowners’ Investment:
(117.6 and 117.6 shares outstanding, respectively)	986.8	1,007.6

Total liabilities and shareowners’ investment	$2,205.1	$1,764.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended
	February 1, 2008	February 2, 2007
	(In millions, except earnings per share)
Net Sales:
Products	$298.4	$261.8
Services	40.1	35.4

Total net sales	338.5	297.2
Cost of Sales:
Products	181.8	168.9
Services	35.0	33.4

Total cost of sales	216.8	202.3

Gross Profit	121.7	94.9

Operating Expenses:
Research and development	19.5	16.8
Selling and administration	82.6	70.3
Restructuring charges	1.2	0.6

Total operating expenses	103.3	87.7

Operating Income	18.4	7.2
Other Income (Loss), Net	(44.9)	3.6

Income (loss) before income taxes	(26.5)	10.8
Provision for income taxes	1.5	1.1

Income (loss) from continuing operations	(28.0)	9.7
Discontinued Operations, Net of Tax:
Income (loss) from discontinued operations	0.7	(1.0)
Loss on sale of discontinued operations, net	—	(5.1)

Total discontinued operations, net of tax	0.7	(6.1)

Net Income (Loss)	$(27.3)	$3.6

Weighted Average Common Shares Outstanding (Basic)	117.6	117.2

Weighted Average Common Shares Outstanding (Diluted)	117.6	117.3

Basic Income (Loss) Per Share:
Continuing operations	$(0.24)	$0.08

Discontinued operations	$0.01	$(0.05)

Net income (loss) per share	$(0.23)	$0.03

Diluted Income (Loss) Per Share:
Continuing operations	$(0.24)	$0.08

Discontinued operations	$0.01	$(0.05)

Net income (loss) per share	$(0.23)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended
	February 1, 2008	February 2, 2007
	(In millions)
Operating Activities:
Income (loss) from continuing operations	$(28.0)	$9.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	2.8	2.2
Write-down of investments	50.2	—
Depreciation and amortization	20.2	17.1
Provision for bad debt	(0.3)	(0.2)
Change in warranty reserves	(1.5)	0.8
Non-cash stock compensation	5.4	1.9
Change in deferred income taxes	(2.5)	—
Loss on sale of property and equipment	—	0.3
Other, net	(2.5)	(1.0)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues decrease	28.8	18.5
Inventories increase	(14.6)	(3.8)
Prepaid and other assets decrease/(increase)	5.7	(1.3)
Accounts payable decrease	(15.5)	(6.2)
Accrued liabilities decrease	(42.6)	(6.6)

Total cash provided by operating activities from continuing operations	5.6	31.4
Total cash used for operating activities from discontinued operations	(0.5)	(5.6)

Total cash provided by operating activities	5.1	25.8

Investing Activities:
Acquisitions, net of cash acquired	(197.1)	—
Divestitures, net of cash disposed	—	0.1
Property, equipment and patent additions	(7.4)	(8.7)
Proceeds from disposal of property and equipment	0.1	0.2
Decrease in restricted cash	—	1.2
Purchase of available-for-sale securities	(4.7)	(267.4)
Sale of available-for-sale securities	36.7	245.4

Total cash used for investing activities from continuing operations	(172.4)	(29.2)
Total cash provided by investing activities from discontinued operations	—	0.7

Total cash used for investing activities	(172.4)	(28.5)

Financing Activities:
Debt issued	450.0	—
Payments of financing costs	(10.7)	—
Common stock issued	0.3	0.1

Total cash provided by financing activities	439.6	0.1

Effect of Exchange Rate Changes on Cash	0.1	1.5

Increase (Decrease) in Cash and Cash Equivalents	272.4	(1.1)
Cash and Cash Equivalents, beginning of period	520.2	142.2

Cash and Cash Equivalents, end of period	$792.6	$141.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the quarter ended February 1, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
     During the fourth quarter of fiscal 2007, we approved a plan to divest ADC Telecommunications Israel Ltd. (“G-Connect”). During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our APS France Professional Services business (“APS France”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” these businesses were classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of January, April and July, respectively, and our fiscal year ends on October 31.
     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2007. We are updating our summary of significant accounting policies to include the following:
     Effective November 1, 2007, we adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 provides new accounting criteria for recording the impact of potential tax return adjustments resulting from future examinations by the taxing authorities relating to uncertain tax positions taken in those returns.
     In applying FIN 48, we recognize the income tax benefit from an uncertain tax position if, based on the technical merits of the position, it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. No tax benefit has been recognized in the financial statements if the more likely than not recognition threshold has not been met. The actual tax benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances, and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the financial statements in the period in which the change occurs. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition relating to uncertain income tax positions.
     The cumulative effect of adopting FIN 48 has been recorded as follows (in millions):

Increase in retained earnings	$1.4
Decrease in goodwill in connection with the KRONE acquisition	0.9
Decrease in cumulative translation adjustment	1.5
Increase in net deferred income tax assets	5.8
Increase in liabilities for unrecognized income tax benefits	5.0
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

     The following table provides detail on the activity in the warranty reserve accrual balance as of February 1, 2008:

	Accrual		Charged to costs		Accrual
	October 31, 2007	Acquisitions	and expenses	Deductions	February 1, 2008
	(In millions)
Warranty Reserve	$8.4	$1.9	$1.5	$0.4	$8.4
Note 2: Share-Based Compensation
     Share-based compensation recognized under SFAS 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95,” for the three months ended February 1, 2008 and February 2, 2007 was $5.4 million and $1.9 million, respectively. This increase was due to the recognition of expense related to performance-based restricted stock units. We recorded $3.2 million during the first quarter of fiscal 2008 related to performance-based grants that we believe will achieve their performance thresholds. We did not record any compensation expense during the first quarter of fiscal 2007 related to such performance-based grants.
Note 3: Acquisitions
LGC
     On December 3, 2007, we completed the acquisition of LGC Wireless, Inc. (“LGC”), a provider of in-building wireless solution products, headquartered in San Jose, California. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout the building. LGC also offers products that permit voice and data signals to reach remote locations.
     We acquired all of the outstanding capital stock and warrants of LGC for approximately $145.7 million in cash (net of cash acquired). We acquired $61.3 million of intangible assets as part of this purchase. We recorded $2.8 million of amortization expense related to these intangibles in the first quarter of fiscal 2008. Goodwill of $84.9 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
     Option holders of LGC shares were given the opportunity either to receive a cash payment for their options or exchange their options for options to acquire ADC shares. Certain LGC option holders received $9.1 million in cash payments for their options. The remaining option holders received ADC options with a fair value of $3.5 million as of the close of the acquisition. Approximately $3.0 million of the option value was added to the purchase price of LGC. Approximately $0.5 million of the option value will be recognized over the remaining vesting period.
     The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

December 3,
2007
Current assets	$42.5
Intangible assets	61.3
Goodwill	84.9
Other long-term assets	4.5

Total assets acquired	193.2

Current liabilities	42.9
Long-term liabilities	1.0

Total liabilities assumed	43.9

Net assets acquired	149.3
Less:
Cash acquired	0.6
LGC Options exchanged for ADC Options	3.0

Net cash paid	$145.7

Century Man
     On January 10, 2008, we completed the acquisition of Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”), a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition is expected to accelerate our growth potential in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in other developing markets outside of China.

     ADC acquired Century Man for $51.4 million in cash (net of cash acquired). We acquired $13.0 million of intangible assets as part of this purchase. We recorded $0.1 million of amortization expense related to these intangibles in the first quarter of fiscal 2008. Goodwill of $26.9 million was recorded in this transaction and assigned to our Global Connectivity Solutions segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

January 10,
2008
Current assets	$39.5
Intangible assets	13.0
Goodwill	26.9
Other long-term assets	3.4

Total assets acquired	82.8

Current liabilities	26.4
Long-term liabilities	—

Total liabilities assumed	26.4

Net assets acquired	56.4
Less cash acquired	5.0

Net cash paid	$51.4

Pro-Forma Results of Operations
     Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of LGC and Century Man were completed at the beginning of fiscal 2007, are (in millions, except per share data):

	Three Months Ended
	February 1,	February 2,
	2008	2007
Net sales	$363.0	$323.4
Income (loss) from continuing operations	(25.2)	8.3
Income (loss) from continuing operations per share — basic and diluted	(0.21)	0.07
Net income (loss) from continuing operations per share — basic and diluted	$(0.22)	$0.02

     The purchase prices for LGC and Century Man were allocated on a preliminary basis using information currently available. The allocation of the purchase prices to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009. This will occur as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.
Note 4: Discontinued Operations
     During the fourth quarter of fiscal 2007, we approved a plan to divest G-Connect. On November 15, 2007, we completed the sale of G-Connect to Toshira Investments Limited Partnership, an Israeli company, in exchange for the assumption of certain debts of G-Connect and nominal cash consideration. G-Connect had been included in our Wireline segment (now a component of our Network Solutions segment). We classified this business as a discontinued operation in the fourth quarter of fiscal 2007. We recorded a loss on the sale of the business of $0.1 million during fiscal 2007. During the first quarter of fiscal 2008, we recorded an additional loss from discontinued operations of $0.5 million due to additional expense related to finalization of the sale.
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of the currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The adjustment was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. We had $1.2 million of income from discontinued operations in the first quarter of fiscal 2008. This income was due to the release of the earlier recorded contingencies from the expiration of the statute of limitations on such exposures.
     The financial results of our G-Connect and APS France businesses are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial results of our G-Connect and APS France businesses included in discontinued operations are:

	Three Months Ended
	February 1,	February 2,
	2008	2007
	(In millions)
Net sales	$—	$7.1
Income (loss) from discontinued operations	0.7	(1.0)
Loss on sale of discontinued operations	—	(5.1)

Income (loss) from discontinued operations	$0.7	$(6.1)

Note 5: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended
	February 1,	February 2,
	2008	2007
	(In millions, except
	per share amounts)
Numerator:
Income (loss) from continuing operations	$(28.0)	$9.7

Denominator:
Weighted average common shares outstanding — basic	117.6	117.2
Employee options	—	0.1

Weighted average common shares outstanding — diluted	117.6	117.3

Basic and diluted income (loss) per share from continuing operations	$(0.24)	$0.08

     Excluded from the dilutive securities described above are employee stock options to acquire 6.7 million and 6.9 million shares for the three months ended February 1, 2008 and February 2, 2007, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below and in Note 9). Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. Our convertible debt consists of the following:

	Convertible Shares	Conversion
(In millions)	(In millions)	Price
$200 convertible subordinated note, 1.0% fixed rate, due June 15, 2008	7.1	$28.091
$200 convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	28.091
$225 convertible subordinated note, 3.5% fixed rate, due July 15, 2015	8.3	27.00
$225 convertible subordinated note, 3.5% fixed rate, due July 15, 2017	7.9	28.55

Total	30.4

     The 2008 notes and the 2013 notes are evaluated for dilution effects together by adding back their associated interest expense and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes are evaluated together for dilution effects as the conversion price is the same on both. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended February 1, 2008, and February 2, 2007, because of their anti-dilutive effect.
Note 6: Inventories
     Inventories consist of:

	February 1,	October 31,
	2008	2007
	(In millions)
Manufactured products	$146.0	$135.7
Purchased materials	85.1	71.2
Work-in-process	8.0	4.6
Less: Inventory reserve	(41.6)	(41.3)

Total inventories, net	$197.5	$170.2

Note 7: Property and Equipment
     Property and equipment consists of:

	February 1,	October 31,
	2008	2007
	(In millions)
Land and buildings	$143.5	$143.9
Machinery and equipment	413.5	405.8
Furniture and fixtures	39.8	39.4
Less: Accumulated depreciation	(405.6)	(395.9)

Total	191.2	193.2
Construction-in-progress	9.8	6.0

Total property and equipment, net	$201.0	$199.2

Note 8: Goodwill and Intangible Assets
     We previously had recorded $238.4 million of goodwill in connection with our acquisitions of (i) the KRONE group (“KRONE”) in fiscal 2004, (ii) Fiber Optic Network Solutions Corp. (“FONS”) in fiscal 2005, and (iii) an additional eleven percent of the outstanding shares of our majority-owned Indian based subsidiary KRONE Communications Ltd. in fiscal 2007. During the first quarter of fiscal 2008, we recorded an additional $84.9 million in connection with our acquisition of LGC and $26.9 million in connection with our acquisition of Century Man. All of the goodwill derived from these acquisitions, except LGC, has been assigned to our Global Connectivity Solutions segment. Goodwill derived from the LGC acquisition has been assigned to our Network Solutions segment. Substantially all of this goodwill is not deductible for tax purposes.

(In millions)
Balance as of October 31, 2007	$238.4

Goodwill acquired during the year	111.8
Other	(0.6)

Balance as of February 2, 2008	$349.6

     In connection with the acquisition of LGC, we recorded intangible assets of $61.3 million related to customer relationships and technology. In connection with the acquisition of Century Man, we recorded intangible assets of $13.0 million related to customer relationships, technology and non-compete agreements. We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting primarily of trademarks, technology and a distributor network. We recorded intangible assets of $83.3 million in connection with the acquisition of FONS, consisting primarily of customer relationships, technology and non-compete agreements. We recorded another $4.7 million related to patents and a non-compete agreement in connection with our acquisition of OpenCell Corp. from Crown Castle International Corp in fiscal 2005.
     The purchase prices for LGC and Century Man were allocated on a preliminary basis using information currently available. The allocation of the purchase prices to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009.

This will occur as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.
Note 9: Long-Term Debt
     Long-term debt and capital lease obligations as of February 1, 2008 and October 31, 2007 consist of the following:

(In millions)	February 1, 2008	October 31, 2007
Convertible subordinated note, 1.0% fixed rate, due June 15, 2008	$200.0	$200.0
Convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	200.0	200.0
Convertible subordinated note, 3.5% fixed rate, due July 15, 2015	225.0	—
Convertible subordinated note, 3.5% fixed rate, due July 15, 2017	225.0	—

Total convertible subordinated notes	850.0	400.0

Note, 1.5% fixed rate, due July 10, 2012	0.7	0.7
Note, variable rate, renews monthly	0.5	0.5
$10.0 million LGC line of credit, variable rate, due March 1, 2008	8.2	—
LGC Notes, 8% fixed rate, various due dates	7.9	—
LGC capital leases, various due dates	1.2	—
Century Man notes, variable rate, various due dates	3.4	—

Total debt	871.9	401.2
Less: Current portion of long-term debt	220.6	200.6

Long-term debt and capital lease obligations	$651.3	$200.6

     On December 26, 2007, we issued $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes. The notes were issued in two tranches of $225.0 million each. The first tranche matures on July 15, 2015 (“2015 notes”), and the second tranche matures on July 15, 2017 (“2017 notes”). The notes are convertible into shares of common stock of ADC, based on, in the case of the 2015 notes, an initial base conversion rate of 37.0336 shares of common stock per $1,000 principal amount and, in the case of the 2017 notes, an initial base conversion rate of 35.0318 shares of common stock per $1,000 principal amount, in each case subject to adjustment in certain circumstances. This represents an initial base conversion price of approximately $27.00 per share in the case of the 2015 notes and approximately $28.55 per share in the case of the 2017 notes, representing a 75% and 85% conversion premium, respectively, based on the closing price of $15.43 per share of ADC’s common stock on December 19, 2007. In addition, if at the time of conversion the applicable stock price of ADC’s common stock exceeds the base conversion price, the conversion rate will be increased. The amount of the increase will be measured by a formula. The formula first calculates a fraction. The numerator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion less the initial base conversion price per share (i.e. approximately $27.00 in the case of the 2015 notes and approximately $28.55 in the case of the 2017 notes). The denominator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion. This fraction is then multiplied by an incremental share factor which is 27.7752 shares of common stock per $1,000 principal amount of 2015 notes and 29.7770 shares of common stock per $1,000 principal amount of 2017 notes. The notes of each series will be subordinated to existing and future senior indebtedness of ADC.
     On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes is reset on each semi-annual interest payment date, which is June 15 and December 15 of each year. We currently expect our existing cash resources will be sufficient to pay $200.0 million for the maturity of our convertible notes due in June, 2008. The interest rate on the variable rate notes is 5.204% for the current six-month period ending June 15, 2008. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.
     As of February 1, 2008 and October 31, 2007, we had outstanding debt from our acquisition of ANIHA Telecommunications, Products Co. Ltd. (formerly known as the FONS/Nitta joint venture) in fiscal 2007 of $0.7 million requiring quarterly payments for principal and interest, with the last payment due on July 10, 2012 at an interest rate of 1.5% per annum and another $0.5 million with an interest rate of LIBOR plus 1.0% per year, which is renewed monthly.

     As a result of our acquisitions of LGC and Century Man, we assumed $17.3 million and $3.4 million, respectively, of debt. The $8.2 million outstanding on LCC’s line of credit due March 1, 2008 was repaid on February 29, 2008.
Note 10: Income Taxes
     As discussed in Note 1, we adopted the provisions of FIN 48 on November 1, 2007. At the adoption date, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $34.8 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $11.3 million.
     At the adoption date, we accrued $3.0 million for interest and penalties related to unrecognized income tax benefits. We recognize accrued interest and penalties related to unrecognized income tax benefits in income tax expense.
     While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.
     We file income tax returns at the federal and state level, as well as in various foreign jurisdictions. A summary of the tax years where the statute of limitations is open for examination by the taxing authorities is presented below:

Major Jurisdictions	Open Tax Years
Australia	2003-2007
France	2004-2007
Germany	2002-2007
United Kingdom	2005-2007
United States	2004-2007
     Under the liability method of accounting for income taxes, a deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 for a total of $55.0 million related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets which are expected to be realized over the two-year period subsequent to fiscal 2007. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.
     Our income tax provision for the three months ended February 1, 2008 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of February 1, 2008, our net deferred tax assets were $1,007.8 million with a related valuation allowance of $953.0 million. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $212.8 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.

Note 11: Comprehensive Income (Loss)
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments.
     The components of comprehensive income (loss) are:

	Three Months Ended
	February 1,	February 2,
	2008	2007
	(In millions)
Net income (loss)	$(27.3)	$3.6
Change in cumulative translation adjustment	(3.3)	0.5

Total comprehensive income (loss)	$(30.6)	$4.1

     There is no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 12: Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended
	February 1, 2008	February 2, 2007
	(In millions)
Service cost	$0.1	$0.1
Interest cost	0.9	0.7

Net periodic benefit cost	$1.0	$0.8

Note 13: Segment and Geographic Information
     During the first quarter of fiscal 2008, we completed the acquisition of LGC, which resulted in a change to our internal management reporting structure. A new business unit was created by combining our legacy wireless and wireline businesses with the newly acquired LGC business to form Network Solutions. As a result of this change, we have changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
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
     Our three reportable business segments are:
•	Global Connectivity Solutions

•	Network Solutions

•	Professional Services
     Our Global Connectivity Solutions (“Connectivity”) products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Network Solutions products help improve coverage and capacity for wireless networks, and broadband access for wireline networks. These products improve signal quality, expand coverage and capacity into expanded geographic areas, speed and expand the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireline and wireless services. Applications for these products include In-Building Solutions, Outdoor Coverage Solutions, Mobile Network Solutions and Wireline Solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

     We have two significant customers who each account for more than 10% of our sales. Our largest customer, Verizon, accounted for 16.5% and 17.4% of our sales in the three months ended February 1, 2008 and February 2, 2007, respectively. In addition, for the three months ended February 1, 2008 and February 2, 2007, AT&T represented approximately 15.8% and 13.9%, respectively, of our net sales. Revenue from Verizon and AT&T are included in each of the three reportable segments.
     The following table sets forth net sales information for each of our above described reportable segments:

	Three Months Ended
	February 1,	February 2,
	2008	2007
	(In millions)
Connectivity	$246.3	$226.0
Network Solutions	39.9	22.5
Professional Services	52.3	48.7

Total net sales	$338.5	$297.2

     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional			GAAP
	Connectivity	Solutions	Services	Consolidated	Restructuring	Consolidated
	(In millions)
Three Months Ended February 1, 2008
External net sales:
Products	$246.3	$39.9	$12.2	$298.4	—	$298.4
Services	—	—	40.1	40.1	—	40.1

Total external net sales	$246.3	$39.9	$52.3	$338.5	—	$338.5

Depreciation and amortization	$14.1	$4.4	$1.7	$20.2	—	$20.2
Operating income (loss)	$28.3	$(5.7)	$(3.0)	$19.6	$1.2	$18.4

Three Months Ended February 2, 2007
External net sales:
Products	$226.0	$22.5	$13.3	$261.8	—	$261.8
Services	—	—	35.4	35.4	—	35.4

Total external net sales	$226.0	$22.5	$48.7	$297.2	—	$297.2

Depreciation and amortization	$14.1	$1.3	$1.7	$17.1	—	$17.1
Operating income (loss)	$12.6	$(2.1)	$(2.7)	$7.8	$0.6	$7.2
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended
	February 1,	February 2,
Geographic Sales Information:	2008	2007
	(In millions)
Inside the United States	$198.0	$172.5
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	33.3	31.1
EMEA (Europe (excluding Germany), Middle East and Africa)	67.6	44.4
Germany (1)	18.3	27.3
Americas (Canada, Central and South America)	21.3	21.9

Total net sales	$338.5	$297.2

Property and Equipment, Net:
Inside the United States	$118.0
Outside the United States	83.0

Total property and equipment, net	$201.0

(1)	Due to the significance of its sales, Germany is broken out for geographic purposes.
     Other than in the U.S., no single country has property and equipment sufficiently material to disclose.

Note 14: Restructuring Charges
     During the three months ended February 1, 2008 and February 2, 2007, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three months ended February 1, 2008 and February 2, 2007:

	Three Months Ended
	February 1,	February 2,
	2008	2007
	(In millions)
Employee severance	$1.1	$0.2
Facilities consolidation and lease termination	0.1	0.4

Total restructuring charges	$1.2	$0.6

     Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended February 1, 2008, 11 employees in our Connectivity and Network Solutions segments were impacted by reductions in force. During the three months ended February 2, 2007, approximately 50 employees in our Connectivity segment in Mexico were impacted by reduction in force activities. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended February 1, 2008 and February 2, 2007, we incurred charges of $0.1 million and $0.4 million, respectively, due to both our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in lower sublease income.
     The following table provides detail on our restructuring activity and the remaining accrual balance by category as of February 1, 2008:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	October 31, 2007	Additions	Charged to accrual	February 1, 2008
	(In millions)
Employee severance costs	$7.6	$1.1	$3.0	$5.7
Facilities consolidation	12.0	0.1	1.7	10.4

Total restructuring accrual	$19.6	$1.2	$4.7	$16.1

     We expect that all but approximately $1.1 million of the remaining $5.7 million of cash expenditures relating to employee severance costs incurred as of February 1, 2008, will be paid by the end of fiscal 2008. The remaining $1.1 million is expected to be paid by the end of fiscal 2013. Of the $10.4 million to be paid for the consolidation of facilities, we expect that approximately $1.7 million will be paid by the end of fiscal 2008 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

Note 15: Other Income (Loss), Net
     Other income (loss), net consists of the following:

	Three months ended
	February 1,	February 2,
	2008	2007
	(In millions)
Interest income on investments	$9.9	$7.2
Interest expense on borrowings	(5.6)	(4.1)

Interest income, net	4.3	3.1
Impairment loss on available-for-sale securities	(50.2)	—
Foreign exchange income	1.0	0.6
Loss on sale of fixed assets	—	(0.3)
Gain on investments	—	0.4
Other, net	—	(0.2)

Subtotal	(49.2)	0.5

Total other income (loss), net	$(44.9)	$3.6

     During the first quarter of fiscal 2008, we recorded an impairment charge of $50.2 million to reduce the carrying value of certain auction-rate securities we hold. This impairment charge, coupled with a $29.4 million charge in fiscal 2007 and sales of $23.2 million in the first quarter of 2008, reduced our carrying value from $193.0 million at October 31, 2007 to $90.3 million at February 1, 2008. We have determined that the impairment charge is other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
Note 16: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of February 1, 2008, we had recorded approximately $7.7 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
     During the first quarter of fiscal 2008, we completed the acquisition of LGC, which resulted in a change to our internal management reporting structure. A new business unit was created by combining our legacy wireless and wireline businesses with the newly acquired LGC business to form Network Solutions. As a result of this change, we have changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
     As a result, we offer broadband connectivity products, wireless capacity and coverage optimization products, wireline access products and professional services to our customers through the following three reportable business segments:
•	Global Connectivity Solutions

•	Network Solutions

•	Professional Services
     Our Global Connectivity Solutions products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Network Solutions products help improve coverage and capacity for wireless networks, and broadband access for wireline networks. These products improve signal quality, expand coverage and capacity into expanded geographic areas, speed and expand the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireline and wireless services. Applications for these products include In-Building Solutions, Outdoor Coverage Solutions, Mobile Network Solutions and Wireline Solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

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
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks for a wide range of business and personal purposes (e.g., emails with large amounts of data, online gaming, video streaming and photo sharing). Specifically, individuals and businesses increasingly are using a wide variety of broadband applications through all types of networks. This demand for additional broadband services in turn increases the need for broadband network infrastructure products.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection.
     The evolution to next generation networks is impacting our industry significantly. This evolution is providing increased opportunities to sell infrastructure products that allow networks to provide more robust services at increasing speeds. For instance, overall spending on central office fiber equipment, wireless coverage and capacity equipment and equipment to aid the deployment of fiber based networks closer to the ultimate consumer (i.e., fiber to the node, curb, residence or business, which we refer to as our “FTTX” products) has increased significantly in recent years. We expect these spending trends for central office fiber, FTTX and wireless coverage and capacity solutions to continue. However, sales of these next generation products also tend to be project-based, which causes our sales to fluctuate from period to period and makes the timing of our sales harder to predict.
     Spending trends on these next generation initiatives in which we participate have not resulted in significant overall spending increases on all categories of network infrastructure equipment. In fact, spending on network infrastructure equipment in total has increased only modestly in recent years, and projections suggest that in the next two to three years overall spending globally will be relatively flat. Our continued ability to compete with other manufacturers of communications equipment depends in part on whether we can continue to develop and effectively market next-generation network infrastructure products.
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
     As has been the case for many years, our business remains dependent largely on sales to communications service providers. During the three months ended February 1, 2008 and February 2, 2007, our top five customers were communications service providers that accounted for 38.1% and 35.1%, respectively, of our revenue. While our entry into enterprise markets in recent years has mitigated this dependence within our Connectivity business to some degree, our Professional Services business has become more dependent upon a single customer, AT&T, following the merger of AT&T, BellSouth and Cingular.
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

     We believe three things are necessary for us to compete effectively in the current market environment. First, we need to make market share gains and our focus for these gains is in the areas where spending is increasing. The acceptance of products such as our fiber connectivity for central offices and FTTX, our TrueNet® CopperTen® structured cabling solutions, our Fusion in-building wireless products and Flexwave URH for outdoor wireless coverage and capacity will have a significant impact on our ability to gain market share.
     Second, we need to continue transforming our business model so that we operate more efficiently while continuing to provide superior service to our customers. Finding ways to contain costs, while efficiently servicing the needs of our customers, contributes to our profitability. We presently are implementing the following initiatives as part of an overall strategic approach that we call “competitive transformation:”
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
     We believe our competitive transformation activities have been successful to date. For example, over the last two years our gross profit percentages have increased from 32.2% in fiscal 2006 to 33.5% in fiscal 2007 and to 36.0% in the first quarter of fiscal 2008. We believe that a significant portion of these increases are attributable to our competitive transformation activities. Our ability to continue to implement this strategy is subject to numerous risks and uncertainties and we cannot assure that our efforts with this strategy will be successful. In addition, our gross profit percentages have and will continue to fluctuate from period to period based on several factors, including sales volume, product mix and the impact of future potential competitive transformation initiatives.
     Third, we need to continue to expand our product portfolio and the geographic markets that we serve in order to increase revenues and drive profitability. We believe that we must continue to identify appropriate acquisition candidates and adequately invest in research and development initiatives to succeed in these efforts.
     We are focused on acquisitions primarily to strengthen our core product portfolio and enhance our growth initiatives in fiber, wireless and enterprise markets. In addition, we are interested in pursuing acquisitions that may expand the reach of our geographic sales and enhance our global operations. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives.
     Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. Our research and development projects have varying risk and reward profiles and we consistently monitor these to ensure that they are progressing to these ends.
     Lastly, we will continue to evaluate and monitor our existing businesses and product lines for growth and profitability potential. If we believe it to be necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategy.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007.

Results of Operations
Net Sales
     The following table shows the percentage change in net sales and expense items from continuing operations for the three months ended February 1, 2008 and February 2, 2007:

			Percentage
	February 1,	February 2,	Increase (Decrease)
	2008	2007	Between Periods
	(In millions)
Net sales	$338.5	$297.2	13.9%
Cost of sales	216.8	202.3	7.2
Gross profit	121.7	94.9	28.2
Gross margin	36.0%	31.9%
Operating expenses:
Research and development	19.5	16.8	16.1
Selling and administration	82.6	70.3	17.5
Restructuring charges	1.2	0.6	100.0

Total operating expenses	103.3	87.7	17.8

Operating income	18.4	7.2	155.6
Operating margin	5.4%	2.4%
Other income (expense), net:
Interest income, net	4.3	3.1	38.7
Other, net	(49.2)	0.5	—

Income before income taxes	(26.5)	10.8	(345.4)
Provision for income taxes	1.5	1.1	36.4

Income from continuing operations	$(28.0)	$9.7	(388.7%)

     The following table sets forth our net sales for the three months ended February 1, 2008 and February 2, 2007 for each of our reportable segments:

			Percentage
	February 1,	February 2,	Increase (Decrease)
Reportable Segment	2008	2007	Between Periods
	(In millions)
Connectivity	$246.3	$226.0	9.0%
Network Solutions	39.9	22.5	77.3
Professional Services:
Products	12.2	13.3	(8.3)
Services	40.1	35.4	13.3

Total Professional Services	52.3	48.7	7.4

Total Net Sales	$338.5	$297.2	13.9%

     Our net sales increase for the three months ended February 1, 2008 compared to the three months ended February 2, 2007 was driven by sales growth in all business units, most notably in Connectivity products and Network Solutions. International sales comprised 41.5% and 42.0% of our net sales for the three months ended February 1, 2008 and February 2, 2007, respectively. As a result of significant international sales, our net sales have benefited in recent quarters from favorable foreign exchange rates.
     Our Connectivity products net sales growth for the three months ended February 1, 2008 as compared to the three months ended February 2, 2007 was primarily the result of an increase in sales of global fiber connectivity solutions due to strong growth in central office and data center deployments. Customers worldwide are building and deploying fiber network solutions to increase network speed and capacity. The increase in fiber sales was offset partially by a decline of global copper connectivity shipments, which largely reflected a decrease in sales of outside cabinets in Europe. Sales of global enterprise connectivity products increased as a result of market share gains with global customers and an increase in the number of data center consolidation projects. The three months ended February 1, 2008 included sales of $1.5 million as a result of the Century Man acquisition that closed during January 2008.

     Our Network Solutions products net sales increased for the three months ended February 1, 2008 as compared to the three months ended February 2, 2007. This increase was primarily due to the acquisition of LGC, which occurred in December 2007. The favorable impact of LGC was partially offset by decreasing revenues in traditional HDSL products, as expected, which have experienced a general industry-wide decrease in demand over the last several years. This trend is expected to continue as carriers deliver fiber and Internet Protocol services closer to end-user premises. The three months ended February 1, 2008 included sales of $22.7 million as a result of the LGC acquisition that closed during December 2008.
     Our Professional Services net sales increased for the three months ended February 1, 2008 as compared to the three months ended February 2, 2007. Professional Services experienced increased demand in the U.S. from a key customer, but this was mostly offset by decreases in Europe due to the restructuring of that business in fiscal 2007 that resulted in the exiting of non-profitable businesses.
Gross Profit
     During the three months ended February 1, 2008 and February 2, 2007, our gross profit percentages were 36.0% and 31.9%, respectively. The mix of products we sell can vary substantially. As a result, our future gross margin rate is difficult to predict accurately.
     The improvement in gross profit was due to increases experienced across all business units. The increase in our Connectivity segment was a combination of cost efficiencies driven by our competitive transformation projects, strong product mix and leverage due to higher sales volumes. The increase in our Network Solutions segment was primarily due to favorable margins generated by our acquisition of LGC. Our Professional Services segment increase was due to improved margins in APS Germany driven by restructuring plans initiated in fiscal 2007 that resulted in the exiting of non-profitable segments of that business.
Operating Expenses
     Total operating expenses for the three months ended February 1, 2008 and February 2, 2007 represented 30.6% and 29.5% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring charges.
     Research and development: Research and development expenses for the three months ended February 1, 2008 and February 2, 2007 remained relatively flat at 5.8% and 5.7% of net sales, respectively. The increase in research and development costs was due to the LGC acquisition. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administrative expenses for the three months ended February 1, 2008 and February 2, 2007 represented 24.4% and 23.7% of net sales, respectively. The $12.3 million increase in selling and administration expense was due to two factors. First, selling and administration expenses of LGC represented $5.3 million of the increase. Second, share-based compensation increased by $3.5 million due to performance based share expense recorded in the first quarter of fiscal 2008. There was no comparative expense recorded in the first quarter of fiscal 2007.
     Restructuring charges: Restructuring charges for the three months ended February 1, 2008 and February 2, 2007 were $1.2 million and $0.6 million, respectively. Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended February 1, 2008, 11 employees in our Connectivity and Network Solutions segments were impacted by reductions in force. During the three months ended February 2, 2007, approximately 50 employees in our Connectivity segment in Mexico were impacted by reduction in force activities. The costs of these reductions have been and will be funded through cash from operations.

Other Income (Loss), Net
     Other income (loss), net consists of the following:

	Three months ended
	February 1,	February 2,
	2008	2007
	(In millions)
Interest income on investments	$9.9	$7.2
Interest expense on borrowings	(5.6)	(4.1)

Interest income, net	4.3	3.1
Impairment loss on available-for-sale securities	(50.2)	—
Foreign exchange income	1.0	0.6
Loss on sale of fixed assets	—	(0.3)
Gain on investments	—	0.4
Other, net	—	(0.2)

Subtotal	(49.2)	0.5

Total other income (loss), net	$(44.9)	$3.6

     During the first quarter of fiscal 2008, we recorded an impairment charge of $50.2 million to reduce the carrying value of certain auction-rate securities we hold. This impairment charge, coupled with a $29.4 million charge in fiscal 2007 and sales of $23.2 million in the first quarter of 2008, reduced our carrying value from $193.0 million at October 31, 2007 to $90.3 million at February 1, 2008. We have determined that the impairment charge is other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Additionally, based upon prices in monthly account statements as of February 29, 2008 provided by the firms who manage our investments in auction rate securities, we presently estimate we will record an additional charge of approximately $7.0 million during the second quarter to further reduce the fair value of these securities. Subsequent to our 2008 Annual Shareowners’ Meeting on March 6, 2008, we were informed by one of the investment firms who manage our investments in auction-rate securities that our investment in Port Jackson CDO 2007-1 had been downgraded from AA+ to CC by Standard & Poor’s effective March 4, 2008. Our investment in Port Jackson CDO 2007-1 has a par value of $16.8 million and had a fair value of $0.8 million and $5.0 million at February 1, 2008 and October 31, 2007, respectively. To date none of our other investments in auction-rate securities has been downgraded below an investment grade. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     Income Taxes
     For the three months ended February 1, 2008, our tax provision was $1.5 million on pretax loss from continuing operations of $26.5 million, resulting in an effective income tax rate of (5.7%). For the three months ended February 2, 2007, our tax provision was $1.1 million on pretax income from continuing operations of $10.8 million, resulting in an effective income tax rate of 10.2%.
     No tax benefit was recorded for the $50.2 million impairment charge on available-for-sale securities since the deferred tax asset created by the charge has been offset by a full valuation allowance. The impact of this charge on our effective tax rate is discrete to the first quarter and will not impact our effective tax rate in future quarters. The effective tax rate in the current period without the impairment charge would have been 6.1%, which is a decrease from the comparable prior-year quarter due to relatively higher income in the U.S. tax jurisdiction.
     Substantially all of our income tax provision for the three months ended February 1, 2008 and February 2, 2007 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 10 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance.
     In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 for a total of $55.0 million related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the two-year period subsequent to fiscal 2007. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.

Acquisitions
LGC
     On December 3, 2007, we completed the acquisition of LGC, a provider of in-building wireless solution products, headquartered in San Jose, California. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout the building. LGC also offers products that permit voice and data signals to reach remote locations.
     We acquired all of the outstanding capital stock and warrants of LGC for approximately $145.7 million in cash (net of cash acquired). We acquired $61.3 million of intangible assets as part of this purchase. We recorded $2.8 million of amortization related to these intangibles in the first quarter of fiscal 2008. Goodwill of $84.9 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
     Option holders of LGC shares were given the opportunity either to receive a cash payment for their options or exchange their options for options to acquire ADC shares. Certain LGC option holders received $9.1 million in cash payments for their options. The remaining option holders received ADC options with a fair value of $3.5 million as of the close of the acquisition. Approximately $3.0 million of the option value was added to the purchase price of LGC. Approximately $0.5 million of the option value will be recognized over the remaining vesting period.
Century Man
     On January 10, 2008, we completed the acquisition of Century Man, a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition is expected to accelerate our growth potential in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in other developing markets outside of China.
     ADC acquired Century Man for $51.4 million in cash (net of cash acquired). We acquired $13.0 million of intangible assets as part of this purchase. We recorded $0.1 million of amortization related to these intangibles in the first quarter of fiscal 2008. Goodwill of $26.9 million was recorded in this transaction and assigned to our Global Connectivity Solutions segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The purchase prices for LGC and Century Man were allocated on a preliminary basis using information currently available. The allocation of the purchase prices to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.
Discontinued Operations
     During the fourth quarter of fiscal 2007, we approved a plan to divest G-Connect. On November 15, 2007, we completed the sale of G-Connect to Toshira Investments Limited Partnership, an Israeli company, in exchange for the assumption of certain debts of G-Connect and nominal cash consideration. G-Connect had been included in our Wireline segment (now a component of our Network Solutions segment). We classified this business as a discontinued operation in the fourth quarter of fiscal 2007. We recorded a loss on the sale of the business of $0.1 million during fiscal 2007. During the first quarter of fiscal 2008, we recorded an additional loss from discontinued operations of $0.5 million due to additional expense related to finalization of the sale.
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of the currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The adjustment was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. We had $1.2 million of income from discontinued operations in the first quarter of fiscal 2008. This income was due to the release of the earlier recorded tax provision from the expiration of the statute of limitations on such exposure.

Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2007 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $792.6 million at February 1, 2008, an increase of $272.4 million compared to $520.2 million as of October 31, 2007. This increase is due to the issuance of $450.0 million in convertible notes (described further below under the caption “Financing Activities”), partially offset by the acquisitions of LGC and Century Man (described further below under the caption “Investing Activities”).
     As of February 1, 2008 and October 31, 2007, our available-for-sale securities were:

	February 1,	October 31,
(In millions)	2008	2007
Current available-for-sale securities	$3.3	$61.6
Long-term available-for sale securities	90.3	113.8

Total available for sale securities	$93.6	$175.4

     In early November 2007, we sold certain auction-rate securities with a par value of $23.2 million that had not been subjected previously to auction processes with insufficient bidders. Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of February 1, 2008, we held auction-rate securities with a fair value of $90.3 million and an original par value of $169.8 million, which are classified as long-term. We recorded a $50.2 million other-than-temporary impairment of our holdings in auction-rate securities during the three months ended February 1, 2008 to record our auction-rate securities at a fair value of $90.3 million. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, until we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss. All of our auction-rate security investments have made their scheduled interest payments based on par value. In addition, the interest rates have been set to the maximum rate defined for the issuer.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of February 1, 2008, we had restricted cash of $13.1 million compared to $12.8 million as of October 31, 2007, an increase of $0.3 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
      Operating Activities
     Net cash provided by operating activities from continuing operations for the three months ended February 1, 2008 was $5.6 million. Cash inflows included $71.8 million of non-cash adjustments to reconcile net income to net cash provided by operating activities and a $19.9 million decrease in operating assets. These cash inflows were offset by a $28.0 million loss from continuing operations and a $58.1 million decrease in operating liabilities. The non-cash adjustments of $71.8 million to reconcile loss from continuing operations to net cash provided by operating activities includes the $50.2 million impairment recorded on available-for-sale securities. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued benefit payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the three months ended February 2, 2007 was $31.4 million. Cash inflows included $9.7 million of income from continuing operations, $21.1 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities and a $13.4 million decrease in operating assets. These cash inflows were partially offset by a $12.8 million decrease in operating liabilities. The decrease in operating assets was related to improved cash collections. The decrease in operating liabilities was related to the payment of interest on our convertible notes.

      Investing Activities
     Cash used by investing activities from continuing operations was $172.4 million for the three months ended February 1, 2008, which was due to $145.7 million for the acquisition of LGC, $51.4 million for the acquisition of Century Man and $7.4 million of property and equipment additions. This was partially offset by $32.0 million of net sales of available-for-sale securities.
     Cash used by investing activities from continuing operations was $29.2 million for the three months ended February 2, 2007, which was largely due to $8.7 million for property and equipment additions and a $22.0 million net increase in available-for-sale securities. These were offset by a $1.2 million decrease in restricted cash.
      Financing Activities
     Cash provided by financing activities was $439.6 million and $0.1 million for the three months ended February 1, 2008 and February 2, 2007, respectively. The increase is due to the issuance of $450.0 million of convertible debt discussed in Note 9 to the financial statements, less payments for the financing costs associated with the issuance of this debt.
     Unsecured Debt
     As of February 1, 2008, we had outstanding $850.0 million of convertible unsecured subordinated notes, consisting of:

	February 1,	Conversion
(In millions)	2008	Price
Convertible subordinated note, 1.0% fixed rate, due June 15, 2008	$200.0	$28.091
Convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	200.0	28.091
Convertible subordinated note, 3.5% fixed rate, due July 15, 2015	225.0	27.00
Convertible subordinated note, 3.5% fixed rate, due July 15, 2017	225.0	28.55

Total convertible subordinated notes	$850.0

     On December 26, 2007, we issued $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes. The notes were issued in two tranches of $225.0 million each. The first tranche matures on July 15, 2015 (“2015 notes”), and the second tranche matures on July 15, 2017 (“2017 notes”). The notes are convertible into shares of common stock of ADC, based on, in the case of the 2015 notes, an initial base conversion rate of 37.0336 shares of common stock per $1,000 principal amount and, in the case of the 2017 notes, an initial base conversion rate of 35.0318 shares of common stock per $1,000 principal amount, in each case subject to adjustment in certain circumstances. This represents an initial base conversion price of approximately $27.00 per share in the case of the 2015 notes and approximately $28.55 per share in the case of the 2017 notes, representing a 75% and 85% conversion premium, respectively, based on the closing price of $15.43 per share of ADC’s common stock on December 19, 2007. In addition, if at the time of conversion the applicable stock price of ADC’s common stock exceeds the base conversion price, the conversion rate will be increased. The amount of the increase will be measured by a formula. The formula first calculates a fraction. The numerator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion less the initial base conversion price per share (i.e. approximately $27.00 in the case of the 2015 notes and approximately $28.55 in the case of the 2017 notes). The denominator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion. This fraction is then multiplied by an incremental share factor which is 27.7752 shares of common stock per $1,000 principal amount of 2015 notes and 29.7770 shares of common stock per $1,000 principal amount of 2017 notes. The notes of each series will be subordinated to existing and future senior indebtedness of ADC.
     On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that mature on June 15, 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The interest rate for the variable rate notes is reset on each semi-annual interest payment date, which is June 15 and December 15 of each year. We currently expect our existing cash resources will be sufficient to pay $200.0 million for the maturity of our convertible notes due in June, 2008. The interest rate on the variable rate notes is 5.204% for the current six-month period ending June 15, 2008. The holders of both the fixed and variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may not redeem the fixed rate notes anytime prior to their maturity date. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008.

     As of February 1, 2008, we also had other outstanding debt of $21.9 million. This is primarily debt we assumed in our acquisitions of LGC and Century Man.
      Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2007. See our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, for additional information regarding our contractual obligations.
      Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash and cash equivalents and certain available-for-sale securities. We currently anticipate that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This is based on current business operations and economic conditions so long as we are able to maintain breakeven or positive cash flows from operations.
     Auction-rate securities account for most of our available-for-sale securities as of February 1, 2008. Because current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities, we do not believe these investments will be liquid in the near future. However, we do not believe we need these investments to be liquid in order to meet the cash needs of our present operating plans. As of February 1, 2008, we held auction-rate securities with a fair value of $90.3 million. To date, all of our auction-rate security investments have made their scheduled interest payments based on par value. In addition, the interest rates have been set to the maximum rate defined for the issuer. Based upon prices in monthly account statements as of February 29, 2008 provided by the firms who manage our investments in auction-rate securities, we presently estimate we will record an additional charge of approximately $7.0 million during the second quarter of fiscal 2008 to further reduce the fair value of these securities. Subsequent to our 2008 Annual Shareowners’ Meeting on March 6, 2008, we were informed by one of the investment firms who manage our investments in auction-rate securities that our investment in Port Jackson CDO 2007-1 had been downgraded from AA+ to CC by Standard & Poor’s effective March 4, 2008. Our investment in Port Jackson CDO 2007-1 has a par value of $16.8 million and had a fair value of $0.8 million and $5.0 million at February 1, 2008 and October 31, 2007, respectively. To date none of our other investments in auction-rate securities has been downgraded below an investment grade.
     We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We do not currently have any committed lines of credit or other available credit facilities, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms. We are currently negotiating the terms of a potential credit facility, but there can be no assurance that we can obtain this loan financing on acceptable terms. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility or higher interest expense that could dilute earnings per share.
     We have $200.0 million of fixed rate convertible notes that mature on June 15, 2008. The remaining $650.0 million of convertible notes have maturities ranging from 2013 to 2017.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.

Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers or vendors, which can influence future sales to these customers as well as our ability to collect amounts due us or obtain necessary materials and components; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by other parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; potential adverse financial impacts resulting from declines in the fair value and liquidity of auction-rate securities we presently hold; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components and the prices of those materials and components which could be subject to volatility, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic, and legal uncertainties related to doing business in China; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2007, our major market risk exposure relates to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since October 31, 2007. We have not acquired any new derivative financial instruments since October 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

      Changes in Internal Control over Financial Reporting
     During the first quarter of fiscal 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of February 1, 2008, we had recorded approximately $7.7 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareowners was held on March 6, 2008. At the annual meeting, Mickey P. Foret, J. Kevin Gilligan, and John D. Wunsch were elected as directors for terms expiring at the annual meeting of our shareowners in 2011. The following table shows the vote totals with respect to the election of these directors:

	For	Withheld
Mickey P. Foret	102,052,547	2,363,660
J. Kevin Gilligan	102,591,522	1,824,685
John D. Wunsch	101,565,050	2,851,157
     At the annual meeting, our shareowners also approved our 2008 Global Stock Incentive Plan. The following table shows the vote totals with respect to the 2008 Global Stock Incentive Plan:

Votes For	Votes Against	Abstentions
68,993,697	14,475,615	1,072,582
     Finally, at the annual meeting, our shareowners ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending October 31, 2008. The following table shows the vote totals with respect to the ratification of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
103,678,008	638,584	99,614
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index on page 32 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2008	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 1, 2008

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4.2	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)

4.3	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4.4	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4.5	Indenture dated as of December 26, 2007, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.1 of ADC’s Current Report on Form 8-K dated December 19, 2007.)

4.6	Indenture dated as of December 26, 2007, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.2 of ADC’s Current Report on Form 8-K dated December 19, 2007.)

10.1	ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan. (Incorporated by reference to Appendix A of ADC’s Revised Definitive Proxy Statement on Schedule 14A filed on January 17, 2008.)

10.2	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007.*

10.3	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007.*

10.4	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007.*

10.5	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007.*

10.6	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. 2008 Global Stock Incentive Plan beginning March 7, 2008.*

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith