Form 10-Q
period 2008-05-02
ADC TELECOMMUNICATIONS INC
filed 2008-06-09
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2008
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
YES ☑      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.20 par value: 117,713,455 shares as of June 6, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	May 2,	October 31,
	2008	2007
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$813.3	$520.2
Available-for-sale securities	0.2	61.6
Accounts receivable, net of reserves of $7.6 and $6.6	251.3	189.4
Unbilled revenue	34.5	34.3
Inventories, net of reserves of $40.1 and $41.3	197.9	170.2
Prepaid and other current assets	33.4	32.1
Assets of discontinued operations	—	0.4

Total current assets	1,330.6	1,008.2
Property and equipment, net of accumulated depreciation of $418.6 and $395.9	202.7	199.2
Restricted cash	13.1	12.8
Goodwill	349.0	238.4
Intangibles, net of accumulated amortization of $116.4 and $95.9	179.2	121.9
Available-for-sale securities	72.2	113.8
Other assets	87.7	70.5

Total assets	$2,234.5	$1,764.8

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$204.1	$200.6
Accounts payable	103.5	92.5
Accrued compensation and benefits	71.8	80.8
Other accrued liabilities	71.8	61.2
Income taxes payable	4.4	15.5
Restructuring accrual	14.0	19.6
Liabilities of discontinued operations	2.1	3.9

Total current liabilities	471.7	474.1
Pension obligations and other long-term liabilities	100.7	82.5
Long-term notes payable	651.0	200.6

Total liabilities	1,223.4	757.2

Shareowners’ Investment:
(117.7 and 117.6 shares outstanding, respectively)	1,011.1	1,007.6

Total liabilities and shareowners’ investment	$2,234.5	$1,764.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Six Months Ended
	May 2, 2008	May 4, 2007	May 2, 2008	May 4, 2007
	(In millions)
Net Sales:
Product	$353.8	$311.9	$647.3	$573.7
Service	49.6	37.4	94.6	72.8

Total net sales	403.4	349.3	741.9	646.5
Cost of Sales:
Product	225.9	195.9	408.4	364.8
Service	34.4	33.0	68.7	66.4

Total cost of sales	260.3	228.9	477.1	431.2

Gross Profit	143.1	120.4	264.8	215.3

Operating Expenses:
Research and development	21.8	17.7	41.3	34.5
Selling and administration	86.0	69.2	168.6	139.5
Restructuring and impairment charges	1.0	(0.9)	2.2	(0.3)

Total operating expenses	108.8	86.0	212.1	173.7

Operating Income	34.3	34.4	52.7	41.6
Other income (loss), net	(15.9)	61.7	(60.8)	65.3

Income (loss) before income taxes	18.4	96.1	(8.1)	106.9
Provision for income taxes	1.9	2.7	3.4	3.8

Income (loss) from continuing operations	16.5	93.4	(11.5)	103.1
Discontinued Operations, Net of Tax
Income (loss) from discontinued operations	(0.2)	(1.5)	0.5	(2.5)
Gain (loss) on sale of discontinued operations, net	—	0.2	—	(4.9)

Total discontinued operations	(0.2)	(1.3)	0.5	(7.4)

Net Income (Loss)	$16.3	$92.1	$(11.0)	$95.7

Weighted Average Common Shares Outstanding (Basic)	117.7	117.3	117.7	117.3

Weighted Average Common Shares Outstanding (Diluted)	118.2	131.8	117.7	131.6

Basic Earnings (Loss) Per Share:
Continuing operations	$0.14	$0.80	$(0.10)	$0.88

Discontinued operations	$—	$(0.01)	$0.01	$(0.06)

Net income (loss) per share	$0.14	$0.79	$(0.09)	$0.82

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.14	$0.73	$(0.10)	$0.84

Discontinued operations	$—	$(0.01)	$0.01	$(0.06)

Net income (loss) per share	$0.14	$0.72	$(0.09)	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Six Months Ended
	May 2, 2008	May 4, 2007
	(In millions)
Operating Activities:
Income (loss) from continuing operations	$(11.5)	$103.1
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Impairments	—	0.1
Inventory write-offs	5.0	6.8
Write-down of investments	68.2	—
Depreciation and amortization	40.6	34.2
Provision for bad debt	0.9	(0.9)
Change in warranty reserve	(1.3)	1.2
Non-cash stock compensation	9.1	4.6
Change in deferred income taxes	(0.9)	0.5
Loss on sale of property and equipment	—	0.5
Gain on sale of investments	—	(57.5)
Other, net	(8.4)	(3.1)
Changes in operating assets and liabilities, net of divestitures:
Accounts receivable and unbilled revenues increase	(2.7)	(7.8)
Inventories increase	(10.2)	(11.7)
Prepaid and other assets decrease	5.9	4.1
Accounts payable increase (decrease)	(17.5)	6.9
Accrued liabilities decrease	(21.8)	(5.0)

Total cash provided by operating activities from continuing operations	55.4	76.0
Total cash used for operating activities from discontinued operations	(0.9)	(9.1)

Total cash provided by operating activities	54.5	66.9

Investing Activities:
Acquisitions, net of cash acquired	(199.4)	(2.0)
Divestitures, net of cash disposed	—	0.3
Purchase of interest in unconsolidated affiliates	(5.2)	—
Property, equipment and patent additions	(20.0)	(18.3)
Proceeds from disposal of property and equipment	0.1	0.5
Proceeds from sale of investments	—	59.8
Warrant exercise	—	(1.8)
Decrease in restricted cash	0.9	1.2
Purchase of available-for-sale securities	(4.7)	(674.3)
Sale of available-for-sale securities	39.7	536.0

Total cash used for investing activities from continuing operations	(188.6)	(98.6)

Total cash provided by investing activities from discontinued operations	—	1.1

Total cash used for investing activities	(188.6)	(97.5)

Financing Activities:
Debt issuance	450.0	—
Payments of financing costs	(10.7)	—
Debt payments	(18.0)	—
Common stock issued	0.3	2.0

Total cash provided by financing activities	421.6	2.0

Effect of Exchange Rate Changes on Cash	5.6	5.2

Increase/(Decrease) in Cash and Cash Equivalents	293.1	(23.4)
Cash and Cash Equivalents, beginning of period	520.2	142.2

Cash and Cash Equivalents, end of period	$813.3	$118.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and six months ended May 2, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
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
     Recently Issued Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects, if any, that SFAS 161 may have on our financial statements.
     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.
     Derivatives
     We recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported through income immediately. In the statements of operations and cash flows, hedge activities are classified in the same category as the items being hedged.
     Warranty
     We record reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranties, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

     The following table provides detail on the activity in the warranty reserve accrual balance as of May 2, 2008:

	Accrual		Charged to		Accrual
	October 31, 2007	Acquisitions	expenses	Deductions	May 2, 2008
	(In millions)
Warranty Reserve	$8.4	$1.9	$(1.3)	$0.9	$8.1
Note 2: Share-Based Compensation
     Share-based compensation recognized under SFAS No. 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95,” for the three and six months ended May 2, 2008 was $3.8 million and $9.2 million, respectively. Share-based compensation expense for the three and six months ended May 4, 2007 was $2.7 million and $4.6 million, respectively. This increase was due to the recognition of expense related to performance-based restricted stock units. We recorded $0.7 million and $3.9 million for the three and six months ended May 2, 2008, respectively, related to performance-based grants that we believe will achieve their performance thresholds. There was no comparative expense recorded in fiscal 2007.
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
     We acquired all of the outstanding capital stock and warrants of LGC for approximately $146.0 million in cash (net of cash acquired). In order to address potential indemnity claims of ADC, $15.5 million of the purchase price is held in escrow for up to 15 months following the close of the transaction.
     We acquired $58.9 million of intangible assets as part of this purchase. We recorded $2.0 million and $4.8 million of amortization expense related to these intangibles for the three and six months ended May 2, 2008, respectively. Goodwill of $82.5 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition and we repaid $16.2 million of that debt during the second quarter of fiscal 2008. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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
     The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

December 3,
2007
(In millions)
Current assets	$46.9
Intangible assets	58.9
Goodwill	82.5
Other long-term assets	4.3

Total assets acquired	192.6

Current liabilities	42.0
Long-term liabilities	0.8

Total liabilities assumed	42.8

Net assets acquired	149.8
Less:
Cash acquired	0.8
LGC options exchanged for ADC options	3.0

Net cash paid	$146.0

     Century Man
     On January 10, 2008, we completed the acquisition of Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”), a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition is expected to accelerate our growth potential in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in developing markets outside of China.
     We acquired Century Man for $53.4 million in cash (net of cash acquired). In addition, the former shareholders of Century Man may be paid up to an additional $15.0 million if during the three years following closing certain financial results are achieved by the acquired business. Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of buildings.
     We acquired $12.9 million of intangible assets as part of this purchase. We recorded $0.7 million and $0.8 million of amortization expense related to these intangibles for the three and six months ended May 2, 2008, respectively. Goodwill of $27.7 million was recorded in this transaction and assigned to our Global Connectivity Solutions segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

January 10,
2008
(In millions)
Current assets	$38.1
Intangible assets	12.9
Goodwill	27.7
Other long-term assets	3.5

Total assets acquired	82.2

Current liabilities	24.9
Long-term liabilities	—

Total liabilities assumed	24.9

Net assets acquired	57.3
Less cash acquired	3.9

Net cash paid	$53.4

     Pro-Forma Results of Operations
     Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of LGC and Century Man were completed at the beginning of fiscal 2007, are:

	Three Months Ended	Six Months Ended
	May 4,	May 2,	May 4,
	2007	2008	2007
	(In millions, except per share data)

Net sales	$381.2	$766.4	$704.6
Income (loss) from continuing operations	93.8	(8.7)	102.1
Net income (loss)	92.5	(9.1)	94.7
Income (loss) from continuing operations per share — basic	0.80	(0.07)	0.87
Income (loss) from continuing operations per share — diluted	0.74	(0.07)	0.83
Net income (loss) per share — basic	0.79	(0.08)	0.81
Net income (loss) per share — diluted	$0.73	$(0.08)	$0.77

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
     G-Connect
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
     APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of a currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The additional loss was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. We had $1.2 million of income from discontinued operations in the first quarter of fiscal 2008. This income was due to the release of certain earlier recorded contingencies from the expiration of the statute of limitations on such exposures. During the second quarter of fiscal 2008, we recorded an additional loss from discontinued operations of $0.2 million.
     The financial results of our G-Connect and APS France businesses are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial results of our G-Connect and APS France businesses included in discontinued operations are:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net sales	$—	$1.4	$—	$8.5

Income (loss) from discontinued operations	$(0.2)	$(1.5)	$0.5	$(2.5)
Gain (loss) on sale of discontinued operations	—	0.2	—	(4.9)

Total discontinued operations	$(0.2)	$(1.3)	$0.5	$(7.4)

Note 5: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income (loss) from continuing operations	$16.5	$93.4	$(11.5)	$103.1
Interest expense for convertible notes	—	3.4	—	6.8

Net income (loss) from continuing operations — diluted	$16.5	$96.8	$(11.5)	$109.9

Denominator:
Weighted average common shares outstanding — basic	117.7	117.3	117.7	117.3
Convertible bonds converted to common stock	—	14.2	—	14.2
Employee options and other	0.5	0.3	—	0.1

Weighted average common shares outstanding — diluted	118.2	131.8	117.7	131.6

Basic income (loss) per share from continuing operations	$0.14	$0.80	$(0.10)	$0.88

Diluted income (loss) per share from continuing operations	$0.14	$0.73	$(0.10)	$0.84

     Excluded from the dilutive securities described above are employee stock options to acquire 7.0 million and 6.1 million shares for the three months ended May 2, 2008, and May 4, 2007, respectively. Also excluded are employee stock options to acquire 6.9 million and 6.2 million shares for the six months ended May 2, 2008 and May 4, 2007, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.

     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below and in Note 9). Under this method, we add back the interest expense and the amortization of financing expenses on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. Our convertible debt consists of the following:

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

     The 2008 notes and the 2013 notes are evaluated for dilution effects together by adding back their associated interest expense and the amortization of financing expenses and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes are evaluated together for dilution effects as the conversion price is the same on both. The 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense and the amortization of financing expenses from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended May 2, 2008 because of their anti-dilutive effect. However, these shares were included for the three and six months ended May 4, 2007.
Note 6: Inventories
     Inventories consist of:

	May 2,	October 31,
	2008	2007
	(In millions)
Manufactured products	$149.5	$135.7
Purchased materials	80.0	71.2
Work-in-process	8.5	4.6
Less: Inventory reserve	(40.1)	(41.3)

Total inventories, net	$197.9	$170.2

Note 7: Property & Equipment
Property & equipment consists of:

	May 2,	October 31,
	2008	2007
	(In millions)
Land and buildings	$146.1	$143.9
Machinery and equipment	420.5	405.8
Furniture and fixtures	39.8	39.4
Less: Accumulated depreciation	(418.6)	(395.9)

Total	187.8	193.2
Construction-in-progress	14.9	6.0

Total property & equipment, net	$202.7	$199.2

Note 8: Goodwill and Intangible Assets
     We previously had recorded $238.4 million of goodwill in connection with our acquisitions of (i) the KRONE group (“KRONE”) in fiscal 2004, (ii) Fiber Optic Network Solutions Corp. (“FONS”) in fiscal 2005, and (iii) an additional eleven percent of the outstanding shares of our majority-owned Indian based subsidiary, KRONE Communications Ltd., in fiscal 2007. During fiscal 2008, we recorded an additional $82.5 million in connection with our acquisition of LGC and $27.7 million in connection with our acquisition of Century Man. All of the goodwill derived from these acquisitions, except LGC, has been assigned to our Global Connectivity Solutions segment. Goodwill derived from the LGC acquisition has been assigned to our Network Solutions segment. Substantially all of this goodwill is not deductible for tax purposes.

     The changes in the carrying amount of goodwill for the six months ended May 2, 2008 are as follows:

	Global Connectivity
	Solutions	Network Solutions	Total
	(In millions)
Balance as of October 31, 2007	$238.4	$—	$238.4

Goodwill acquired during the year	27.7	82.5	110.2
Cumulative translation adjustment	1.0	—	1.0
Other	(0.6)	—	(0.6)

Balance as of May 2, 2008	$266.5	$82.5	$349.0

     In connection with the acquisition of LGC, we recorded intangible assets of $58.9 million related to customer relationships and technology. In connection with the acquisition of Century Man, we recorded intangible assets of $12.9 million related to customer relationships, technology and non-compete agreements. We recorded intangible assets of $78.1 million in connection with the acquisition of KRONE, consisting primarily of trademarks, technology and a distributor network. We recorded intangible assets of $83.3 million in connection with the acquisition of FONS, consisting primarily of customer relationships, technology and non-compete agreements. We recorded another $4.7 million related to patents and a non-compete agreement in connection with our acquisition of OpenCell Corp. from Crown Castle International Corp in fiscal 2005.
     The following table represents intangible assets by category as of May 2, 2008:

					Estimated
					Life Range
	LGC	Century Man	Other	Total	(In Years)
	(In millions)
Gross carrying amounts:
Technology	$42.8	$3.8	$54.1	$100.7	5-7
Trade name/trademarks	1.4	—	26.2	27.6	2-20
Distributor network	—	—	10.1	10.1	10
Customer list	13.3	8.7	41.8	63.8	2-7
Patents	—	—	51.5	51.5	3-7
Non-compete agreements	—	0.4	13.6	14.0	2-5
Other	1.4	—	26.5	27.9	1-14

Total	$58.9	$12.9	$223.8	$295.6	7	(1)

(1)	Weighted average life.
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
Note 9: Long-Term Debt
     Long-term debt and capital lease obligations as of May 2, 2008 and October 31, 2007 consist of the following:

(In millions)	May 2, 2008	October 31, 2007
Convertible subordinated note, 1.0% fixed rate, due June 15, 2008	$200.0	$200.0
Convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	200.0	200.0
Convertible subordinated note, 3.5% fixed rate, due July 15, 2015	225.0	—
Convertible subordinated note, 3.5% fixed rate, due July 15, 2017	225.0	—

Total convertible subordinated notes	850.0	400.0

Note, 1.5% fixed rate, due July 10, 2012	0.6	0.7
Note, variable rate, renews monthly	0.5	0.5
LGC capital leases, various due dates	1.2	—
Century Man notes, variable rate, various due dates	2.8	—

Total debt	855.1	401.2
Less: Current portion of long-term debt	204.1	200.6

Long-term debt and capital lease obligations	$651.0	$200.6

     On December 26, 2007, we issued $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes. The notes were issued in two tranches of $225.0 million each. The first tranche matures on July 15, 2015 (“2015 notes”), and the second tranche matures on July 15, 2017 (“2017 notes”). The notes are convertible into shares of common stock of ADC, based on, in the case of the 2015 notes, an initial base conversion rate of 37.0336 shares of common stock per $1,000 principal amount and, in the case of the 2017 notes, an initial base conversion rate of 35.0318 shares of common stock per $1,000 principal amount, in each case subject to adjustment in certain circumstances. This represents an initial base conversion price of approximately $27.00 per share in the case of the 2015 notes and approximately $28.55 per share in the case of the 2017 notes, representing a 75% and 85% conversion premium, respectively, based on the closing price of $15.43 per share of ADC’s common stock on December 19, 2007. In addition, if at the time of conversion the applicable stock price of ADC’s common stock exceeds the base conversion price, the conversion rate will be increased. The amount of the increase will be measured by a formula. The formula first calculates a fraction. The numerator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion less the initial base conversion price per share (i.e. approximately $27.00 in the case of the 2015 notes and approximately $28.55 in the case of the 2017 notes). The denominator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion. This fraction is then multiplied by an incremental share factor which is 27.7752 shares of common stock per $1,000 principal amount of 2015 notes and 29.7770 shares of common stock per $1,000 principal amount of 2017 notes. The notes of each series are subordinated to existing and future senior indebtedness of ADC.
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
     From time to time, we may use interest rate swaps to manage interest costs and the risk associated with changing interest rates. We do not enter into interest rate swaps for speculative purposes. On April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The secured interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate of 6-month LIBOR plus 0.375% and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.375%. The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional amount. The swap matures concurrently with the end of the debt obligation.
     As of May 2, 2008 and October 31, 2007, we had outstanding debt from our acquisition of ANIHA Telecommunications Products Co. Ltd. (formerly known as the FONS/Nitta joint venture) (“Aniha”) in fiscal 2007 of $0.6 million requiring quarterly payments for principal and interest, with the last payment due on July 10, 2012 at an interest rate of 1.5% per annum and another $0.5 million with an interest rate of LIBOR plus 1.0% per year, which is renewed monthly.
     As a result of our acquisitions of LGC and Century Man during the first quarter of fiscal 2008, we assumed $17.3 million and $4.2 million, respectively, of debt. During the second quarter of fiscal 2008, we repaid the $16.2 million of the debt owed by LGC and $1.8 million of the debt owed by Century Man.
     On April 3, 2008, we entered into a secured five-year revolving credit facility. The credit facility allows us to obtain loans in an aggregate amount of up to $200.0 million and provides an option to increase the credit facility by up to an additional $200.0 million under agreed conditions. The funds drawn from the credit facility will accrue interest on an annual basis at either (i) the greater of (a) the prime rate publicly announced by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, plus up to 1.0% depending on our then current total leverage ratio, or (ii) the LIBOR plus a range of 0.75% to 2.0% depending on our then current total leverage ratio.
     Three of our domestic subsidiaries (the “guarantors”) have guaranteed our obligations under the credit facility. Subject to certain customary exceptions, we also granted a security interest in our personal property, the personal property of the guarantors, and the capital stock of the guarantors and two foreign subsidiaries.

     There are various financial and non-financial covenants that we must comply with in connection with this credit facility. The financial covenants require that during the term of the credit facility we maintain a certain pre-determined maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. Compliance with the financial covenants is measured quarterly. Among other things, the non-financial covenants include restrictions on making acquisitions, investments, and capital expenditures except as permitted under the credit agreement. As of May 2, 2008, we were in compliance with our covenants under the credit agreement. We have not drawn on the credit facility to date.
Note 10: Income Taxes
     Effective November 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 provides new accounting criteria for recording the impact of potential tax return adjustments resulting from future examinations by the taxing authorities relating to uncertain tax positions taken in those returns.
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
     The cumulative effect of adopting FIN 48 has been recorded as follows:

(In millions)
Increase in retained earnings	$1.4
Decrease in goodwill in connection with the KRONE acquisition	0.9
Decrease in cumulative translation adjustment	1.5
Increase in net deferred income tax assets	5.8
Increase in liabilities for unrecognized income tax benefits	5.0
     At the FIN 48 adoption date, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $34.8 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $11.3 million. We accrued $3.0 million for interest and penalties related to unrecognized income tax benefits at the adoption date. Interest and penalties related to unrecognized income tax benefits are recorded in income tax expense.
     While it is reasonably possible that the amount of unrecognized tax benefits will change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.
     We file income tax returns at the federal and state levels and in various foreign jurisdictions. A summary of the tax years where the statute of limitations is open for examination by the taxing authorities is presented below:

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
     Our income tax provision for the three and six months ended May 2, 2008 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of May 2, 2008, our net deferred tax assets were $1,007.6 million with a related valuation allowance of $952.9 million. As of October 31, 2007, our net deferred tax assets were $996.3 million with a related valuation allowance of $944.5 million. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $212.8 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.
Note 11: Comprehensive Income
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments and the adoption of FIN 48.
     The components of comprehensive income are:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net income (loss)	$16.3	$92.1	$(11.0)	$95.7
Change in cumulative translation adjustment	1.0	4.1	(2.3)	4.6
Adoption of FIN 48	—	—	1.4	—

Total comprehensive income (loss)	$17.3	$96.2	$(11.9)	$100.3

     There was no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 12: Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	1.0	0.8	1.9	1.6

Net periodic benefit cost	$1.0	$0.9	$2.0	$1.7

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

     ADC is organized into operating segments based on product groupings. The reportable segments are determined in accordance with how our executive managers develop and execute our global strategies to drive growth and profitability. These strategies include product positioning, research and development programs, cost management, capacity and capital investments for each of the reportable segments. Segment performance is evaluated on several factors, including operating income. Segment operating income excludes restructuring and impairment charges, interest income or expense, other income or expense and provision for income taxes. Assets are not allocated to the segments.
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
     Our Network Solutions products help improve coverage and capacity for wireless networks and broadband access for wireline networks. These products improve signal quality, increase coverage and capacity into expanded geographic areas, enhance the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireline and wireless services. Applications for these products include in-building solutions, outdoor coverage solutions, mobile network solutions and wireline solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
     We have two significant customers who each account for more than 10% of our sales. Our largest customer, Verizon, accounted for 17.5% and 21.0% of our sales in the three months ended May 2, 2008 and May 4, 2007, respectively. Also, Verizon accounted for 17.0% and 19.3% of our sales in the six months ended May 2, 2008 and May 4, 2007, respectively. For the three months ended May 2, 2008 and May 4, 2007, AT&T represented approximately 16.4% and 15.0%, respectively, of our net sales. For the six months ended May 2, 2008 and May 4, 2007, AT&T represented approximately 16.2% and 14.6%, respectively, of our net sales. Revenue from Verizon and AT&T are included in each of the three reportable segments.
     The following table sets forth certain financial information for each of our reportable segments:

		Network	Professional			GAAP
	Connectivity	Solutions	Services	Consolidated	Restructuring	Consolidated
	(In millions)
Three Months Ended May 2, 2008
External net sales:
Products	$298.4	$42.9	$12.5	$353.8	$—	$353.8
Services	—	4.3	45.3	49.6	—	49.6

Total external net sales	$298.4	$47.2	$57.8	$403.4	$—	$403.4

Depreciation and amortization	$14.8	$3.9	$1.7	$20.4	$—	$20.4
Operating income (loss)	$42.3	$(7.9)	$0.9	$35.3	$(1.0)	$34.3
Three Months Ended May 4, 2007
External net sales:
Products	$271.2	$26.2	$14.5	$311.9	$—	$311.9
Services	—	—	37.4	37.4	—	37.4

Total external net sales	$271.2	$26.2	$51.9	$349.3	$—	$349.3

Depreciation and amortization	$14.5	$1.4	$1.2	$17.1	$—	$17.1
Operating income (loss)	$37.6	$(3.4)	$(0.7)	$33.5	$0.9	$34.4

		Network	Professional			GAAP
	Connectivity	Solutions	Services	Consolidated	Restructuring	Consolidated
	(In millions)
Six Months Ended May 2, 2008
External net sales:
Products	$544.7	$77.9	$24.7	$647.3	$—	$647.3
Services	—	9.2	85.4	94.6	—	94.6

Total external net sales	$544.7	$87.1	$110.1	$741.9	$—	$741.9

Depreciation and amortization	$28.9	$8.3	$3.4	$40.6	$—	$40.6
Operating income (loss)	$70.6	$(13.6)	$(2.1)	$54.9	$(2.2)	$52.7
Six Months Ended May 4, 2007
External net sales:
Products	$497.2	$48.9	$27.6	$573.7	$—	$573.7
Services	—	—	72.8	72.8	—	72.8

Total external net sales	$497.2	$48.9	$100.4	$646.5	$—	$646.5

Depreciation and amortization	$28.6	$2.7	$2.9	$34.2	$—	$34.2
Operating income (loss)	$50.2	$(5.5)	$(3.4)	$41.3	$0.3	$41.6
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Sales:
Inside the United States	$235.6	$225.7	$433.6	$398.7
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	50.0	30.5	83.3	61.6
EMEA (Europe (excluding Germany), Middle East and Africa)	67.5	45.4	135.1	89.9
Germany (1)	22.4	26.2	40.7	52.9
Americas (Canada, Central and South America)	27.9	21.5	49.2	43.4

Total net sales	$403.4	$349.3	$741.9	$646.5

Property and Equipment, Net:
Inside the United States	$117.8
Outside the United States	84.9

Total property and equipment, net	$202.7

(1)	Due to the significance of its sales, Germany is broken out for geographic purposes.
     Other than in the U.S., no single country has property and equipment sufficiently material to disclose.
Note 14: Restructuring Charges
     During the three and six months ended May 2, 2008 and May 4, 2007, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. The restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and six months ended May 2, 2008 and May 4, 2007:

	Three Months Ended		Six Months Ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Employee severance	$0.9	$0.4	$2.0	$0.6
Facilities consolidation and lease termination	0.1	(1.4)	0.2	(1.0)
Fixed asset write-downs	—	0.1	—	0.1

Total restructuring and impairment charges	$1.0	$(0.9)	$2.2	$(0.3)

     Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended May 2, 2008, six and 17 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force. During the three and six months ended May 4, 2007, 24 and 71 employees, respectively, in our Professional Services and Connectivity segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and six months ended May 2, 2008, we incurred charges of $0.1 million and $0.2 million, respectively, due to both our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in lower sublease income. During the three and six months ended May 4, 2007, we recorded credits of $1.4 million and $1.0 million, respectively, due primarily to the recognition and collection of subtenant rental income that had been previously written off as uncollectible.
     During the three and six months ended May 4, 2007, we incurred $0.1 million of impairment charges related to internally developed capitalized software costs.
     The following table provides details on our restructuring activity and the remaining accrual balance by category as of May 2, 2008:

		Continuing
	Accrual	Operations Net	Cash Payments	Accrual
Type of Charge	October 31, 2007	Additions	Charged to Accrual	May 4, 2007
	(In millions)
Employee severance costs	$7.6	$2.0	$5.2	$4.4
Facilities consolidation	12.0	0.2	2.6	9.6

Total restructuring accrual	$19.6	$2.2	$7.8	$14.0

     We expect that all but approximately $0.9 million of the remaining $4.4 million of cash expenditures relating to employee severance costs incurred as of May 2, 2008, will be paid by the end of fiscal 2008. The remaining $0.9 million is expected to be paid by the end of fiscal 2013. Of the $9.6 million to be paid for the consolidation of facilities, we expect that approximately $1.0 million will be paid by the end of fiscal 2008 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 15: Other Income (Loss), Net
     Other income (loss), net consists of the following:

	Three months ended		Six months ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Interest income on investments	$8.4	$8.2	$18.3	$15.4
Interest expense on borrowings	(8.1)	(4.2)	(13.7)	(8.3)

Interest income, net	0.3	4.0	4.6	7.1
Impairment loss on available-for-sale securities	(18.0)	—	(68.2)	—
Foreign exchange gain	2.1	0.9	3.1	1.5
Loss on sale of fixed assets	—	(0.2)	—	(0.5)
Gain on sale of investments	—	57.1	—	57.5
Other, net	(0.3)	(0.1)	(0.3)	(0.3)

Subtotal	(16.2)	57.7	(65.4)	58.2

Total other income (expense), net	$(15.9)	$61.7	$(60.8)	$65.3

     During the first and second quarters of fiscal 2008, we recorded impairment charges of $50.2 million and $18.0 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. These impairment charges, coupled with a $29.4 million charge in fiscal 2007 and sales of $23.2 million in the first quarter of 2008, reduced our carrying value from $193.0 million at October 31, 2007 to $72.2 million at May 2, 2008. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.

     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand Networks, Inc. (“BigBand”) to sell our entire interest in that entity for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and completed the sale of our BigBand stock. This resulted in a gain of approximately $57.1 million. This gain did not have a tax provision impact due to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain.
     On January 10, 2007, we sold our interest in Redback Networks, Inc. (“Redback”) for gross proceeds of $0.9 million, which resulted in a gain of $0.4 million.
Note 16: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of May 2, 2008, we had recorded approximately $8.1 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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

     We now offer broadband connectivity products, wireless capacity and coverage optimization products, wireline access products and professional services to our customers through the following three reportable business segments:
•	Global Connectivity Solutions

•	Network Solutions

•	Professional Services
     Our Global Connectivity Solutions products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Network Solutions products help improve coverage and capacity for wireless networks and broadband access for wireline networks. These products improve signal quality, increase coverage and capacity into expanded geographic areas, enhance the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireline and wireless services. Applications for these products include in-building solutions, outdoor coverage solutions, mobile network solutions and wireline solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
Marketplace Conditions
     Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. We continue to believe the communications industry is in the midst of a multi-year migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate, prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “last mile/kilometer” portion of networks where our products and services primarily are used and where bottlenecks in the high-speed delivery of communications services are most likely to occur.
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct daily communications tasks for a wide range of business and personal purposes (e.g., emails with large amounts of data, online gaming, video streaming and photo sharing). As a result, individuals and businesses increasingly are using a wide variety of broadband applications through all types of networks. This demand for additional broadband services in turn increases the need for broadband network infrastructure products.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection.
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
     Competitive pressures to win and retain customers have caused many of our service provider customers around the world to consolidate with one another. We expect this trend to continue. Our customers engage in consolidation in order to gain greater scale and increase their ability to offer a wider range of wireline and wireless services. Consolidation results in larger customers who have fewer competitors and increased buying power. This places pressure on the prices at which we and other vendors can sell products and services. Additionally, consolidation among our customers has caused short-term spending deferrals while the combined companies focus on integration activities. As customers complete integration activities, we generally expect increased sales demand from these customers due to their prior spending deferrals. Ultimately, the rate at which our customers respond to each other’s competitive threats, the buying power they may gain from consolidation and the products they elect to purchase will impact our sales growth and profit margins and those of other equipment vendors.
     As has been the case for many years, our business remains dependent largely on sales to communications service providers. During the three months ended May 2, 2008 and May 4, 2007, our top five customers were communications service providers that accounted for 40.7% and 45.3%, respectively, of our revenue. During the six months ended May 2, 2008 and May 4, 2007, our top five customers accounted for 39.1% and 42.0%, respectively, of our revenue. While our entry into enterprise markets in recent years has mitigated this dependence within our Connectivity business to some degree, our Professional Services business has become more dependent upon a single customer, AT&T, following the merger of AT&T, BellSouth and Cingular.
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
     We believe three things are necessary for us to compete effectively in the current market environment. First, we need to make market share gains, particularly in the areas where spending is increasing. The acceptance of products such as our fiber connectivity for central offices and FTTX, our TrueNet® CopperTen® structured cabling solutions, our Fusion in-building wireless products and FlexwaveTM URH for outdoor wireless coverage and capacity will have a significant impact on our ability to gain market share.
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
•	migrating sales volume to customer-preferred, leading technology products and sunsetting end of life products;

•	improving our customers’ ordering experience through a faster, simpler, more efficient inquiry-to-invoice process;

•	redesigning product lines to gain efficiencies from the use of more common components and improve customization capabilities;

•	increasing direct material savings from strategic global sourcing;

•	improving cash flow from supplier-managed inventory and lead-time reduction programs;

•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas; and

•	focusing our resources on core operations and, where appropriate, using third parties to perform non-core processes.

     We believe our competitive transformation activities have been successful to date. For example, over the last two years our gross profit percentages have increased from 32.2% in fiscal 2006 to 33.5% in fiscal 2007 and to 35.7% in the first six months of fiscal 2008. We believe that a significant portion of these increases are attributable to our competitive transformation activities. Our ability to continue to implement this strategy is subject to numerous risks and uncertainties and we cannot assure that our efforts related to this strategy will be successful. In addition, our gross profit percentages have and will continue to fluctuate from period to period based on several factors, including sales volume, product mix and the impact of future potential competitive transformation initiatives.
     Third, we need to continue to expand our product portfolio and the developing and growing geographic markets that we serve in order to increase revenues and drive profitability. We believe that we must continue to identify appropriate acquisition candidates and adequately invest in product research and development and market development initiatives to succeed in these efforts.
     We are focused on acquisitions primarily to strengthen our core product portfolio and enhance our growth initiatives in fiber, wireless and enterprise markets. In addition, we are interested in pursuing acquisitions that may expand the reach of our geographic sales and enhance our global operations, particularly in developing and growing markets. Because several of our largest customers are consolidating to gain greater scale and broaden their service offerings, we also believe it is appropriate for companies in our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives.
     Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. Our research and development projects have varying risk and reward profiles and we consistently monitor these efforts to ensure that they appropriately balance the potential opportunities against the investments required.
     Lastly, we will continue to evaluate and monitor our existing businesses and product lines for growth and profitability potential. If we believe it to be necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategy.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007 and in Part II of both our Quarterly Report on Form 10-Q for the quarter ended February 1, 2008 and this Quarterly Report on Form 10-Q.
Results of Operations
Net Sales
     The following table shows the percentage change in net sales and expense items from continuing operations for the three and six months ended May 2, 2008 and May 4, 2007:

	Three months ended		Percentage
	May 2,	May 4,	Increase (Decrease)
	2008	2007	Between Periods
	(In millions)
Net sales	$403.4	$349.3	15.5%

Cost of sales	260.3	228.9	13.7

Gross profit	143.1	120.4	18.9
Gross margin	35.5%	34.5%
Operating expenses:
Research and development	21.8	17.7	23.2
Selling and administration	86.0	69.2	24.3
Restructuring and impairment charges	1.0	(0.9)	211.1

Total operating expenses	108.8	86.0	26.5

Operating income	34.3	34.4	(0.3)
Operating margin	8.5%	9.8%
Other income (expense), net:
Interest income, net	0.3	4.0	(92.5)
Other, net	(16.2)	57.7	(128.1)

Income before income taxes	18.4	96.1	(80.9)
Provision for income taxes	1.9	2.7	(29.6)

Income from continuing operations	$16.5	$93.4	(82.3)%

	Six months ended		Percentage
	May 2,	May 4,	Increase (Decrease)
	2008	2007	Between Periods
	(In millions)
Net sales	$741.9	$646.5	14.8%

Cost of sales	477.1	431.2	10.6

Gross profit	264.8	215.3	23.0
Gross margin	35.7%	33.3%
Operating expenses:
Research and development	41.3	34.5	19.7
Selling and administration	168.6	139.5	20.9
Restructuring and impairment charges	2.2	(0.3)	833.3

Total operating expenses	212.1	173.7	22.1

Operating income	52.7	41.6	26.7
Operating margin	7.1%	6.4%
Other income (expense), net:
Interest income, net	4.6	7.1	(35.2)
Other, net	(65.4)	58.2	(212.4)

Income (loss) before income taxes	(8.1)	106.9	(107.6)
Provision for income taxes	3.4	3.8	(10.5)

Income (loss) from continuing operations	$(11.5)	$103.1	(111.2)%

     The following table sets forth our net sales for the three and six months ended May 2, 2008 and May 4, 2007 for each of our reportable segments:

	Three months ended		Percentage
	May 2,	May 4,	Increase (Decrease)
Reportable Segment	2008	2007	Between Periods
	(In millions)
Connectivity	$298.4	$271.2	10.0%
Network Solutions:
Product	42.9	26.2	63.7
Service	4.3	—	100.0

Total Network Solutions	47.2	26.2	80.2

Professional Services:
Product	12.5	14.5	(13.8)
Service	45.3	37.4	21.1

Total Professional Services	57.8	51.9	11.4

Total Net Sales	$403.4	$349.3	15.5%

	Six months ended		Percentage
	May 2,	May 4,	Increase (Decrease)
Reportable Segment	2008	2007	Between Periods
	(In millions)
Connectivity	$544.7	$497.2	9.6%
Network Solutions:
Product	77.9	48.9	59.3
Service	9.2	—	100.0

Total Network Solutions	87.1	48.9	78.1

Professional Services:
Product	24.7	27.6	(10.5)
Service	85.4	72.8	17.3

Total Professional Services	110.1	100.4	9.7

Total Net Sales	$741.9	$646.5	14.8%

     Our net sales increase for the three and six months ended May 2, 2008 compared to the three and six months ended May 4, 2007 was driven by sales growth in all business units, most notably Network Solutions. International sales comprised 41.6% and 35.4% of our net sales for the three and six months ended May 2, 2008, respectively, and comprised 41.5% and 38.4% of our net sales for the three and six months ended May 4, 2007, respectively. As a result of our international sales, our net sales have benefited in recent quarters from favorable foreign exchange rates.

     Our Connectivity products net sales increased for the three and six months ended May 2, 2008, as compared to the three and six months ended May 4, 2007. These increases were primarily the result of higher sales of global fiber connectivity solutions as customers worldwide are building and deploying fiber network solutions to increase network speed and capacity. In addition, the three and six months ended May 2, 2008 included sales of $8.1 million and $9.6 million, respectively, as a result of the Century Man acquisition that closed during January 2008.
     Our Network Solutions net sales increased for the three and six months ended May 2, 2008, as compared to the three and six months ended May 4, 2007. This increase was primarily due to the acquisition of LGC, which occurred in December 2007. LGC is a provider of in-building wireless solution products. The favorable impact of LGC was partially offset by decreasing revenues in traditional HDSL products, as expected, which have experienced a general industry-wide decline in demand over the last several years. This trend is expected to continue as carriers deliver fiber and Internet Protocol services closer to end-user premises. The three and six months ended May 2, 2008 included sales of $26.7 million and $49.4 million, respectively, as a result of the LGC acquisition that closed during December 2007.
     Our Professional Services net sales increased for the three and six months ended May 2, 2008, as compared to the three and six months ended May 4, 2007. Professional Services experienced increased demand in the U.S. from a key customer, but this was mostly offset by decreases in Europe due to the restructuring of that business in fiscal 2007 that resulted in the exiting of non-profitable segments of that business.
Gross Profit
     During the three and six months ended May 2, 2008, our gross profit percentages were 35.5% and 35.7%, respectively, compared to 34.5% and 33.3%, respectively, for the comparable 2007 periods. Our future gross margin rate is difficult to predict accurately as the mix of products we sell can vary substantially.
     During the second quarter of fiscal 2008, we made a $3.5 million purchase accounting adjustment to cost of goods sold to write up the inventory related to our LGC acquisition. Excluding the impact of this purchase accounting adjustment, the improvement in gross profit was due to increases across all business units. The increase in our Connectivity segment was from a combination of cost efficiencies driven by our competitive transformation projects, strong product mix and leverage due to higher sales volume. The increase in our Network Solutions segment was primarily due to favorable margins generated by product sales from our LGC acquisition. Our Professional Services segment increase was due to improved margins in APS Germany driven by restructuring plans initiated in fiscal 2007 that resulted in the exiting of non-profitable segments of that business.
Operating Expenses
     Total operating expenses for the three and six months ended May 2, 2008 represented 27.0% and 28.6% of net sales, respectively. These amounts represented 24.7% and 26.9% of net sales for the same fiscal 2007 periods, respectively,. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring charges.
     Research and development: Research and development expenses for the three and six months ended May 2, 2008 represented 5.4% and 5.6% of net sales, respectively. For the three and six months ended May 4, 2007, these expenses represented 5.1% and 5.3% of net sales, respectively. The increase in research and development costs was due to the addition of research and development costs associated with LGC. LGC invests more into research and development as a percentage of revenue than the rest of ADC. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administrative expenses for the three and six months ended May 2, 2008 represented 21.3% and 22.7% of net sales, respectively. For the three and six months ended May 4, 2007, these expenses represented 19.8% and 21.6% of net sales, respectively. The increases of $16.8 million and $29.1 million for the three and six months ended May 2, 2008, respectively, compared to the same periods in fiscal 2007 were mostly due to the selling and administrative expenses of our acquired companies, LGC and Century Man. For the three and six months ended May 2, 2008, LGC represented $8.2 million and $16.2 million, respectively, of the increase and Century Man represented $2.0 million and $2.3 million, respectively of the increase. For the three and six months ended May 2, 2008, there was also an increase in share-based compensation of $0.7 million and $3.9 million, respectively, related to certain performance based share awards granted in 2008 and previous years. There was no comparative expense recorded in fiscal 2007. There were also increases related to management incentive compensation expenses of $3.0 million and $4.0 million for the three and six months ended May 2, 2008, respectively, as compared to the same periods in prior year.
Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended		Six months ended
	May 2,	May 4,	May 2,	May 4,
	2008	2007	2008	2007
	(In millions)		(In millions)
Interest income on investments	$8.4	$8.2	$18.3	$15.4
Interest expense on borrowings	(8.1)	(4.2)	(13.7)	(8.3)

Interest income, net	0.3	4.0	4.6	7.1
Impairment loss on available-for-sale securities	(18.0)	—	(68.2)	—
Foreign exchange gain	2.1	0.9	3.1	1.5
Loss on sale of fixed assets	—	(0.2)	—	(0.5)
Gain on sale of investments	—	57.1	—	57.5
Other, net	(0.3)	(0.1)	(0.3)	(0.3)

Subtotal	(16.2)	57.7	(65.4)	58.2

Total other income (expense), net	$(15.9)	$61.7	$(60.8)	$65.3

     During the first and second quarters of fiscal 2008, we recorded impairment charges of $50.2 million and $18.0 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. These impairment charges, coupled with a $29.4 million charge in fiscal 2007 and sales of $23.2 million in the first quarter of 2008, reduced our carrying value from $193.0 million at October 31, 2007 to $72.2 million at May 2, 2008. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
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
     On January 26, 2007, we entered into an agreement with certain other holders of securities of BigBand to sell our entire interest in that entity for approximately $58.9 million in gross proceeds. Our interest in BigBand had been carried at a nominal value. A portion of our interest was held in the form of a warrant to purchase BigBand shares with an aggregate exercise price of approximately $1.8 million. On February 16, 2007, we exercised our warrant and completed the sale of our BigBand stock. This resulted in a gain of approximately $57.1 million. This gain did not have a tax provision impact due to a reduction of the valuation allowance attributable to U.S. deferred tax assets utilized to offset the gain.
Income Taxes
     For the three months ended May 2, 2008, our tax provision was $1.9 million on pretax income from continuing operations of $18.4 million, resulting in an effective income tax rate of 10.3%. For the six months ended May 2, 2008, our tax provision was $3.4 million on pretax loss from continuing operations of ($8.1) million, resulting in an effective income tax rate of (42.0%). For the three months ended May 4, 2007, our tax provision was $2.7 million on pretax income from continuing operations of $96.1 million, resulting in an effective income tax rate of 2.8%. For the six months ended May 4, 2007, our tax provision was $3.8 million on pretax income from continuing operations of $106.9 million, resulting in an effective income tax rate of 3.6%.
     During the first and second quarters of fiscal 2008, no tax benefit was recorded for the impairment charge on available-for-sale securities of $50.2 million and $18.0 million, respectively. The deferred tax asset created by the charge in both periods has been offset by a full valuation allowance. The impact of the $50.2 million and $18.0 million charge on our effective tax rate is discrete to the quarter in which the impairment was recorded and will not impact our effective tax rate in future quarters. The effective tax rate for the current three and six month periods without the impairment charge would have been 5.2% and 5.7%, respectively.

     During the second quarter of fiscal 2007, no tax provision was recorded on the $57.1 million gain on the sale of our interest in BigBand as we recorded a reduction in the valuation allowance attributable to the deferred tax assets utilized to offset the gain. The effective tax rate reduction attributable to the gain was discrete to the second quarter of fiscal 2007. The effective tax rate without the gain for the three and six months ending May 4, 2007 would have been 6.9% and 7.6%, respectively.
     Substantially all of our income tax provision for the three and six months ended May 2, 2008 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 10 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Similarly, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance.
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
     We acquired all of the outstanding capital stock and warrants of LGC for approximately $146.0 million in cash (net of cash acquired). In order to address potential indemnity claims of ADC, $15.5 million of the purchase price is held in escrow for up to 15 months following the close of the transaction.
     We acquired $58.9 million of intangible assets as part of this purchase. We recorded $2.0 million and $4.8 million of amortization expense related to these intangibles for the three and six months ended May 2, 2008, respectively. Goodwill of $82.5 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition and we repaid $16.2 million of that debt during the second quarter of fiscal 2008. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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
     Century Man
     On January 10, 2008, we completed the acquisition of Century Man, a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition is expected to accelerate our growth potential in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in developing markets outside of China.
     We acquired Century Man for $53.4 million in cash (net of cash acquired). In addition, the former shareholders of Century Man may be paid up to an additional $15.0 million if during the three years following closing certain financial results are achieved by the acquired business. Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of buildings.

     We acquired $12.9 million of intangible assets as part of this purchase. We recorded $0.7 million and $0.8 million of amortization expense related to these intangibles for the three and six months ended May 2, 2008, respectively. Goodwill of $27.7 million was recorded in this transaction and assigned to our Global Connectivity Solutions segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
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
     G-Connect
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
     APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of a currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The additional loss was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. We had $1.2 million of income from discontinued operations in the first quarter of fiscal 2008. This income was due to the release of certain earlier recorded contingencies from the expiration of the statute of limitations on such exposures. During the second quarter of fiscal 2008, we recorded an additional loss from discontinued operations of $0.2 million.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2007 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $813.3 million at May 2, 2008, an increase of $293.1 million compared to $520.2 million as of October 31, 2007. This increase is primarily due to the issuance of $450.0 million in convertible notes (described further below under the caption “Financing Activities”), partially offset by the acquisitions of LGC and Century Man (described further below under the caption “Investing Activities”).
     As of May 2, 2008 and October 31, 2007, our available-for-sale securities were:

	May 2,	October 31,
(In millions)	2008	2007
Current available-for-sale securities	$0.2	$61.6
Long-term available-for sale securities	72.2	113.8

Total available for sale securities	$72.4	$175.4

     In early November 2007, we sold certain auction-rate securities that had not been subjected previously to auction processes with insufficient bidders at their par value of $23.2 million. Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of May 2, 2008, we held auction-rate securities with a fair value of $72.2 million and an original par value of $169.8 million, which are classified as long-term. During the first and second quarters of fiscal 2008, we recorded other-than-temporary impairment charges of $50.2 million and $18.0 million, respectively, to reduce the fair value of our holdings in auction-rate securities to $72.2 million. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss. All of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at May 2, 2008. In addition, the interest rates have been set to the maximum rate defined for the issuer.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of May 2, 2008, we had restricted cash of $13.1 million compared to $12.8 million as of October 31, 2007, an increase of $0.3 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
     During our second quarter of fiscal 2007, we received net cash of approximately $57.1 million related to the sale of our interest in BigBand. See Note 15 for more information.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the six months ended May 2, 2008 was $55.4 million. This cash inflow was due to $113.2 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities. This cash inflow was partially offset by a loss from continuing operations of $11.5 million, a $7.0 million increase in operating assets and a $39.3 million decrease in operating liabilities. The non-cash adjustments of $113.2 million to reconcile income from continuing operations to net cash provided by operating activities includes the $68.2 million impairment recorded on available-for-sale securities. Working capital requirements typically increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued benefit payments affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the six months ended May 4, 2007 was $76.0 million. This cash inflow was due to $103.1 million of income from continuing operations and a $1.9 million increase in operating liabilities. These cash inflows were partially offset by $13.6 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities and a $15.4 million increase in operating assets. The non-cash adjustments of $13.6 million to reconcile net income to net cash provided by operating activities include the $57.5 million gains on the sale of our positions in BigBand and Redback.
     Investing Activities
     Cash used by investing activities from continuing operations was $188.6 million for the six months ended May 2, 2008, which was due to $146.0 million for the acquisition of LGC, $53.4 million for the acquisition of Century Man, a $4.0 million investment in ip.access, Ltd., a $1.2 million investment in E-Band Communications Corporation and $20.0 million of property, equipment and patent additions. This was partially offset by $35.0 million of net sales of available-for-sale securities.
     Cash used by investing activities from continuing operations was $98.6 million for the six months ended May 4, 2007, which was largely due to net purchases of available-for-sale securities of $138.3 million, $18.3 million for property, equipment and patent additions, and $1.8 million for warrant exercises related to BigBand. These were offset by $59.8 of proceeds from the sale of investments, which included BigBand.
     Financing Activities
     Cash provided by financing activities was $421.6 million for the six months ended May 2, 2008, compared with cash provided by financing activities of $2.0 million for the six months ended May 4, 2007. The increase is due to the issuance of $450.0 million of convertible debt discussed in Note 9 to the financial statements, less payments for the financing costs associated with the issuance of this debt and payments made on LGC and Century Man debt balances.

     Unsecured Debt
     As of May 2, 2008, we had outstanding $850.0 million of convertible unsecured subordinated notes, consisting of:

	May 2,	Conversion
(In millions)	2008	Price
Convertible subordinated note, 1.0% fixed rate, due June 15, 2008	$200.0	$28.091
Convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	200.0	28.091
Convertible subordinated note, 3.5% fixed rate, due July 15, 2015	225.0	27.00
Convertible subordinated note, 3.5% fixed rate, due July 15, 2017	225.0	28.55

Total convertible subordinated notes	$850.0

     See Note 9 to the financial statements for more information on these notes.
     From time to time, we may use interest rate swaps to manage interest costs and the risk associated with changing interest rates. We do not enter into interest rate swaps for speculative purposes. On April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The secured interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate of 6-month LIBOR plus 0.375% and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.375%. The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional amount. The swap matures concurrently with the end of the debt obligation.
     As of May 2, 2008, we also had other outstanding debt of $5.1 million. This is primarily debt we assumed in our acquisitions of LGC and Century Man.
     On April 3, 2008, we entered into a secured five-year revolving credit facility. The credit facility allows us to obtain loans in an aggregate amount of up to $200.0 million and provides an option to increase the credit facility by up to an additional $200.0 million under agreed conditions. The funds drawn from the credit facility will accrue interest on an annual basis at either (i) the greater of (a) the prime rate publicly announced by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, plus up to 1.0% depending on our then current total leverage ratio, or (ii) the LIBOR plus a range of 0.75% to 2.0% depending on our then current total leverage ratio.
     There are various financial and non-financial covenants that we must comply with in connection with this credit facility. The financial covenants require that during the term of the credit facility we maintain a certain pre-determined maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. Compliance with the financial covenants is measured quarterly. Among other things, the non-financial covenants include restrictions on making acquisitions, investments, and capital expenditures except as permitted under the credit agreement. As of May 2, 2008, we were in compliance with our covenants under the credit agreement. We have not drawn on the credit facility to date.
     Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any off-balance sheet arrangements. There has been no material change in our contractual obligations not in the ordinary course of our business since the end of fiscal 2007. See our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, for additional information regarding our contractual obligations.
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and available-for-sale securities. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.
     Auction-rate securities account for most of our available-for-sale securities as of May 2, 2008. Because current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities, we do not believe these investments will be liquid in the near future. However, we do not believe we need these investments to be liquid in order to meet the cash needs of our present operating plans. As of May 2, 2008, we held auction rate securities with a fair value of $72.2 million. To date, all of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at May 2, 2008, although at least four of these investments have been downgraded. On all of our auction-rate securities holdings, the interest rates have been set to the maximum rate defined for the issuer.
     The fair value of the auction-rate securities we hold could change significantly in the future based on market conditions. We assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary. We may record unrealized gains if the fair value of the auction-rate securities we hold increases. Any unrealized gains will be recorded, net of tax, as a component of accumulated other comprehensive income. Our present intentions are to analyze the fair value of the investments and conclude whether they are further impaired in connection with the preparation of our quarterly financial statements and to announce any changes in fair value of these investments when we announce our quarterly earnings. This analysis will rely on brokerage statements as well as inquiries of brokers following the end of our financial quarter and management analysis.
     In early June we became aware that AMBAC and MBIA were downgraded by S&P because of declines in both their businesses as well as their financial flexibility. As of May 2, 2008 these companies were direct obligors on approximately $11.7 million of our auction-rate securities and provided insurance on approximately another $10.8 million of these investments. At this time it is not clear to us what impact the issues facing these companies will have on the fair value of our auction-rate securities holdings. It is possible, however, that we will see a further significant decline in the fair value of auction-rate securities for which these companies are either direct obligors or provide insurance.

     We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We currently have a secured five-year revolving line of credit in an aggregate amount of up to $200.0 million with an option to increase the credit facility by up to an additional $200.0 million under agreed conditions. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareowners. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.
     We have $200.0 million of fixed rate convertible notes that mature on June 15, 2008. This will be paid timely using our existing cash resources. The remaining $650.0 million of convertible notes have maturities ranging from 2013 to 2017.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control, including variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our customers’ willingness to make capital expenditures for our equipment and services; financial problems, work interruptions in operations or other difficulties faced by some of our customers or vendors, which can influence future sales to these customers as well as our ability to collect amounts due us or obtain necessary materials and components; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by other parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; potential adverse financial impacts resulting from declines in the fair value and liquidity of auction-rate securities we presently hold; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components and the prices of those materials and components which could be subject to volatility, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic, and legal uncertainties related to doing business in China; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
     On April 29, 2008, we entered into a secured interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.375%. The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional. The swap matures concurrently with the end of the debt obligation.
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
Changes in Internal Control over Financial Reporting
     During the second quarter of fiscal 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of May 2, 2008, we had recorded approximately $8.1 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     See Item 4 of our Quarterly Report on Form 10-Q for our fiscal quarter ended February 1, 2008, for disclosure of the voting results for the matters submitted to a vote of our shareowners at our regularly scheduled annual meeting of shareowners held on March 6, 2008.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index on page 34 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2008	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 2, 2008

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005).

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective April 18, 2005. (Incorporated by reference to Exhibit 3-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005).

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005).

4.2	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003).

4.3	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

4.4	Registration Rights Agreement dated as of June 4, 2003, between ADC Telecommunications, Inc. and Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch Pierce Fenner & Smith Incorporated as representations of the Initial Purchase of ADC’s 1% Convertible Subordinated Notes due 2008 and Floating Rate Convertible Subordinated Notes due 2013. (Incorporated by reference to Exhibit 4-h to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

4.5	Indenture dated as of December 26, 2007, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.1 of ADC’s Current Report on Form 8-K filed December 26, 2007).

4.6	Indenture dated as of December 26, 2007, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.2 of ADC’s Current Report on Form 8-K filed December 26, 2007).

10.1	Credit Agreement between ADC Telecommunications, Inc., certain institutional lenders, Wachovia Bank, N.A. as documentation agent, RBS Citizens, National Association as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities, Inc. as sole bookrunner and sole lead arranger dated April 3, 2008. (Incorporated by reference to Exhibit 10.1 of ADC’s Current Report on Form 8-K filed April 9, 2008).

10.2	ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan.*

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith