Form 10-Q
period 2008-08-01
ADC TELECOMMUNICATIONS INC
filed 2008-09-05
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2008
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
Common stock, $.20 par value: 117,740,023 shares as of September 2, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	August 1,	October 31,
	2008	2007
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$656.5	$520.2
Available-for-sale securities	0.2	61.6
Accounts receivable, net of reserves of $12.1 and $6.6	235.3	189.4
Unbilled revenue	36.0	34.3
Inventories, net of reserves of $39.6 and $41.3	190.5	170.2
Prepaid and other current assets	33.7	32.1
Assets of discontinued operations	—	0.4

Total current assets	1,152.2	1,008.2
Property and equipment, net of accumulated depreciation of $428.6 and $395.9	200.8	199.2
Restricted cash	14.4	12.8
Goodwill	353.9	238.4
Intangibles, net of accumulated amortization of $126.8 and $95.9	171.6	121.9
Available-for-sale securities	66.6	113.8
Other assets	92.3	70.5

Total assets	$2,051.8	$1,764.8

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$3.5	$200.6
Accounts payable	95.9	92.5
Accrued compensation and benefits	79.0	80.8
Other accrued liabilities	68.8	61.2
Income taxes payable	5.0	15.5
Restructuring accrual	11.2	19.6
Liabilities of discontinued operations	0.8	3.9

Total current liabilities	264.2	474.1
Pension obligations and other long-term liabilities	100.9	82.5
Long-term notes payable	650.8	200.6

Total liabilities	1,015.9	757.2

Shareowners’ Investment:
(117.7 and 117.6 shares outstanding, respectively)	1,035.9	1,007.6

Total liabilities and shareowners’ investment	$2,051.8	$1,764.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Nine Months Ended
	August 1, 2008	August 3, 2007	August 1, 2008	August 3, 2007
	(In millions)
Net Sales:
Product	$341.2	$306.0	$987.9	$879.7
Service	49.0	40.1	144.2	112.9

Total net sales	390.2	346.1	1,132.1	992.6
Cost of Sales:
Product	224.2	196.8	631.1	561.6
Service	34.7	35.7	104.9	102.1

Total cost of sales	258.9	232.5	736.0	663.7

Gross Profit	131.3	113.6	396.1	328.9

Operating Expenses:
Research and development	21.7	17.6	63.0	52.1
Selling and administration	84.0	69.6	252.6	209.1
Restructuring and impairment charges	(0.8)	12.0	1.4	11.7

Total operating expenses	104.9	99.2	317.0	272.9

Operating Income	26.4	14.4	79.1	56.0
Other income (loss), net	(9.5)	5.0	(70.3)	70.3

Income before income taxes	16.9	19.4	8.8	126.3
Provision for income taxes	2.9	2.0	6.3	5.8

Income from continuing operations	14.0	17.4	2.5	120.5
Discontinued Operations, Net of Tax
Income (loss) from discontinued operations	1.1	(1.0)	1.6	(3.5)
Gain (loss) on sale of discontinued operations, net	—	0.2	—	(4.7)

Total discontinued operations	1.1	(0.8)	1.6	(8.2)

Net Income	$15.1	$16.6	$4.1	$112.3

Weighted Average Common Shares Outstanding (Basic)	117.7	117.4	117.7	117.3

Weighted Average Common Shares Outstanding (Diluted)	118.3	117.8	118.3	131.8

Basic Earnings (Loss) Per Share:
Continuing operations	$0.12	$0.15	$0.02	$1.03

Discontinued operations	$0.01	$(0.01)	$0.01	$(0.07)

Net income per share	$0.13	$0.14	$0.03	$0.96

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.12	$0.15	$0.02	$0.99

Discontinued operations	$0.01	$(0.01)	$0.01	$(0.06)

Net income per share	$0.13	$0.14	$0.03	$0.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended
	August 1, 2008	August 3, 2007
	(In millions)
Operating Activities:
Income from continuing operations	$2.5	$120.5
Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Impairments	—	2.8
Inventory write-offs	8.1	18.1
Write-down of investments	74.2	—
Depreciation and amortization	61.6	51.4
Provision for bad debt	0.1	(0.3)
Change in warranty reserve	(0.7)	1.0
Non-cash stock compensation	12.7	7.2
Change in deferred income taxes	(1.3)	0.7
Amortization of deferred financing costs	1.8	1.1
Loss on sale of property and equipment	0.2	0.5
Gain on sale of investments	—	(57.5)
Other, net	(6.2)	(4.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	6.9	(12.2)
Inventories increase	(6.4)	(23.4)
Prepaid and other assets decrease	3.9	5.1
Accounts payable increase/(decrease)	(24.8)	2.1
Accrued liabilities decrease	(20.9)	(6.6)

Total cash provided by operating activities from continuing operations	111.7	105.7
Total cash used for operating activities from discontinued operations	(1.2)	(10.0)

Total cash provided by operating activities	110.5	95.7

Investing Activities:
Acquisitions, net of cash acquired	(199.4)	(1.6)
Divestitures, net of cash disposed	—	0.5
Purchase of interest in unconsolidated affiliates	(5.2)	(8.1)
Property, equipment and patent additions	(30.8)	(25.1)
Proceeds from disposal of property and equipment	0.2	1.0
Proceeds from sale of investments	—	59.8
Warrant exercise	—	(1.8)
(Increase)/Decrease in restricted cash	(1.1)	1.6
Purchase of available-for-sale securities	(4.7)	(883.1)
Sale of available-for-sale securities	39.7	756.4

Total cash used for investing activities from continuing operations	(201.3)	(100.4)

Total cash provided by investing activities from discontinued operations	—	1.1

Total cash used for investing activities	(201.3)	(99.3)

Financing Activities:
Debt issuance	450.0	—
Payments of financing costs	(10.7)	—
Debt payments	(218.9)	—
Common stock issued	0.4	3.6

Total cash provided by financing activities	220.8	3.6

Effect of Exchange Rate Changes on Cash	6.3	6.7

Increase in Cash and Cash Equivalents	136.3	6.7
Cash and Cash Equivalents, beginning of period	520.2	142.2

Cash and Cash Equivalents, end of period	$656.5	$148.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and nine months ended August 1, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2007.
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
     During the third quarter of fiscal 2008, we recorded a $2.9 million foreign exchange loss to adjust for previous foreign exchange gains that were recorded in error. The foreign exchange loss is included in other income. We previously recognized foreign exchange gains of $1.7 million prior to fiscal 2008, $0.7 million in the first quarter of fiscal 2008 and $0.5 million in the second quarter of fiscal 2008. We have determined that these errors were not material to our previously issued financial statements. We have also determined that the correction of the errors is not material to our forecasted fiscal 2008 results.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of January, April and July, respectively, and our fiscal year ends on October 31.
     On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with our fiscal year 2009. Our fiscal year 2008 will still end on October 31, 2008 and our fiscal year 2009 will be shortened from 12 months to 11 months and end on September 30th. Fiscal years subsequent to 2009 also will end on September 30th.
     We presently intend to file our annual report on Form 10-K for our fiscal year 2009 as our transition report. Accordingly, we will continue to file quarterly reports on Form 10-Q on our present quarterly reporting cycle that corresponds to an October 31st fiscal year end through our third quarter of fiscal year 2009 ending July 31, 2009. We will then use our Annual Report on Form 10-K for fiscal 2009 to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 will be shortened from the quarterly period ending October 31st to an approximate two month period ending September 30th.
     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended February 1, 2008 and May 2, 2008.
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

     The following table provides detail on the activity in the warranty reserve accrual balance as of August 1, 2008:

	Accrual		Charged to		Accrual
	October 31, 2007	Acquisitions	expenses	Deductions	August 1, 2008
	(In millions)
Warranty Reserve	$8.4	$1.9	$(0.7)	$1.3	$8.3
Note 2: Share-Based Compensation
     Share-based compensation recognized under SFAS No. 123(R) “Share-Based Payment: An amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123 and Accounting Principles Board 25,” for the three and nine months ended August 1, 2008 was $3.5 million and $12.7 million, respectively. Share-based compensation expense for the three and nine months ended August 3, 2007 was $2.6 million and $7.2 million, respectively. This increase was due to the recognition of expense related to performance-based restricted stock units. We recorded $0.7 million and $4.6 million for the three and nine months ended August 1, 2008, respectively, related to performance-based grants that we believe will achieve their performance thresholds. There was no comparative expense recorded in fiscal 2007 as internal forecasts indicated the performance thresholds would not be met.
Note 3: Acquisitions
     LGC
     On December 3, 2007, we completed the acquisition of LGC Wireless, Inc. (“LGC”), a provider of in-building wireless solution products, headquartered in San Jose, California. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout the building. LGC also offers products that permit voice and data signals to reach remote locations. The acquisition was made to enable us to participate in this high growth segment of the industry.
     We acquired all of the outstanding capital stock and warrants of LGC for approximately $146.0 million in cash (net of cash acquired). In order to address potential indemnity claims of ADC, $15.5 million of the purchase price is held in escrow for up to 15 months following the close of the transaction.
     We acquired $58.9 million of intangible assets as part of this purchase. We recorded $2.4 million and $7.2 million of amortization expense related to these intangibles for the three and nine months ended August 1, 2008, respectively. Goodwill of $82.4 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition and we repaid $16.2 million and $0.2 million of that debt during the second and third quarters of fiscal 2008, respectively. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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

     The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

December 3,
2007
(In millions)
Current assets	$45.5
Intangible assets	58.9
Goodwill	82.4
Other long-term assets	4.4

Total assets acquired	191.2

Current liabilities	40.6
Long-term liabilities	0.8

Total liabilities assumed	41.4

Net assets acquired	149.8
Less:
Cash acquired	0.8
LGC options exchanged for ADC options	3.0

Net cash paid	$146.0

     Century Man
     On January 10, 2008, we completed the acquisition of Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”), a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition was made to accelerate our growth potential in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in developing markets outside of China.
     We acquired Century Man for $53.4 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million, if during the three years following closing, certain financial results are achieved by the acquired business. Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of buildings.
     We acquired $12.9 million of intangible assets as part of this purchase. We recorded $0.5 million and $1.3 million of amortization expense related to these intangibles for the three and nine months ended August 1, 2008, respectively. Goodwill of $32.0 million was recorded in this transaction and assigned to our Global Connectivity Solutions segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The following table summarizes the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

January 10,
2008
(In millions)
Current assets	$33.2
Intangible assets	12.9
Goodwill	32.0
Other long-term assets	3.9

Total assets acquired	82.0

Current liabilities	24.7
Long-term liabilities	—

Total liabilities assumed	24.7

Net assets acquired	57.3
Less cash acquired	3.9

Net cash paid	$53.4

     Pro-Forma Results of Operations
     Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of LGC and Century Man were completed at the beginning of fiscal 2007, are:

	Three Months Ended	Nine Months Ended
	August 3,	August 1,	August 3,
	2007	2008	2007
	(In millions, except per share data)
Net sales	$381.7	$1,156.6	$1,086.3
Income (loss) from continuing operations	19.1	5.3	121.2
Net income (loss)	18.3	6.0	113.0
Income (loss) from continuing operations per share — basic	0.16	0.05	1.03
Income (loss) from continuing operations per share — diluted	0.16	0.04	1.00
Net income (loss) per share — basic	0.16	0.05	0.96
Net income (loss) per share — diluted	$0.16	$0.05	$0.93

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
     APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write-off of a currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The additional loss was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. We recorded $1.1 million and $2.1 million of income from discontinued operations for the three and nine months ended August 1, 2008, respectively. This income was due to the release of certain earlier recorded contingencies.

     The financial results of our G-Connect and APS France businesses are reported separately as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The financial results of our G-Connect and APS France businesses included in discontinued operations are:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net sales	$—	$—	$—	$8.5

Income (loss) from discontinued operations	$1.1	$(1.0)	$1.6	$(3.5)
Gain (loss) on sale of discontinued operations	—	0.2	—	(4.7)

Total discontinued operations	$1.1	$(0.8)	$1.6	$(8.2)

Note 5: Net Income from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income per share from continuing operations:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income from continuing operations	$14.0	$17.4	$2.5	$120.5
Interest expense for convertible notes	—	—	—	10.2

Net income from continuing operations — diluted	$14.0	$17.4	$2.5	$130.7

Denominator:
Weighted average common shares outstanding — basic	117.7	117.4	117.7	117.3
Convertible bonds converted to common stock	—	—	—	14.2
Employee options and other	0.6	0.4	0.6	0.3

Weighted average common shares outstanding — diluted	118.3	117.8	118.3	131.8

Basic income per share from continuing operations	$0.12	$0.15	$0.02	$1.03

Diluted income per share from continuing operations	$0.12	$0.15	$0.02	$0.99

     Excluded from the dilutive securities described above are employee stock options to acquire 6.7 million and 5.6 million shares for the three months ended August 1, 2008, and August 3, 2007, respectively. Also excluded are employee stock options to acquire 6.8 million and 5.9 million shares for the nine months ended August 1, 2008 and August 3, 2007, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.
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

	Convertible Shares	Conversion
(In millions)	(In millions)	Price
$200 convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	$28.091
$225 convertible subordinated note, 3.5% fixed rate, due July 15, 2015	8.3	27.00
$225 convertible subordinated note, 3.5% fixed rate, due July 15, 2017	7.9	28.55

Total	23.3

     The 2013 notes, 2015 notes and 2017 notes are evaluated separately for dilution effects by adding back the appropriate interest expense and the amortization of financing expenses from each and dividing by our total shares, including all 7.1 million, 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine months ended August 1,

2008 and the three months ended August 3, 2007 because of their anti-dilutive effect. However, these shares were included for the nine months ended August 3, 2007.
Note 6: Inventories
     Inventories consist of:

	August 1,	October 31,
	2008	2007
	(In millions)
Manufactured products	$142.2	$135.7
Purchased materials	79.4	71.2
Work-in-process	8.5	4.6
Less: Inventory reserve	(39.6)	(41.3)

Total inventories, net	$190.5	$170.2

Note 7: Property & Equipment
     Property & equipment consists of:

	August 1,	October 31,
	2008	2007
	(In millions)
Land and buildings	$147.8	$143.9
Machinery and equipment	426.5	405.8
Furniture and fixtures	40.2	39.4
Less: Accumulated depreciation	(428.6)	(395.9)

Total	185.9	193.2
Construction-in-progress	14.9	6.0

Total property & equipment, net	$200.8	$199.2

Note 8: Goodwill and Intangible Assets
     During fiscal 2008, we recorded $82.4 million of goodwill in connection with our acquisition of LGC and $32.0 million of goodwill in connection with our acquisition of Century Man. Substantially all of this goodwill is not deductible for tax purposes.
     The changes in the carrying amount of goodwill for the nine months ended August 1, 2008 are as follows:

	Global Connectivity
	Solutions	Network Solutions	Total
	(In millions)
Balance as of October 31, 2007	$238.4	$—	$238.4

Goodwill acquired during the year	32.0	82.4	114.4
Cumulative translation adjustment	1.7	—	1.7
Other	(0.6)	—	(0.6)

Balance as of August 1, 2008	$271.5	$82.4	$353.9

     In connection with the acquisition of LGC, we recorded intangible assets of $58.9 million related to customer relationships and technology. In connection with the acquisition of Century Man, we recorded intangible assets of $12.9 million related to customer relationships, technology and non-compete agreements.

     The following table represents intangible assets by category as of August 1, 2008:

					Estimated
					Life Range
	LGC	Century Man	Other	Total	(In Years)
	(In millions)
Gross carrying amounts:
Technology	$42.8	$3.8	$54.1	$100.7	5-7
Trade name/trademarks	1.4	—	26.2	27.6	2-20
Distributor network	—	—	10.1	10.1	10
Customer lists	13.3	8.7	41.8	63.8	2-7
Patents	—	—	54.0	54.0	3-7
Non-compete agreements	—	0.4	13.6	14.0	2-5
Other	1.4	—	26.8	28.2	1-14

Total	$58.9	$12.9	$226.6	$298.4	7	(1)

(1)	Weighted average life.
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
Note 9: Long-Term Debt
     Long-term debt and capital lease obligations as of August 1, 2008 and October 31, 2007 consist of the following:

(In millions)	August 1, 2008	October 31, 2007
Convertible subordinated note, 1.0% fixed rate, due June 15, 2008	$—	$200.0
Convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	200.0	200.0
Convertible subordinated note, 3.5% fixed rate, due July 15, 2015	225.0	—
Convertible subordinated note, 3.5% fixed rate, due July 15, 2017	225.0	—

Total convertible subordinated notes	650.0	400.0

Note, 1.5% fixed rate, due July 10, 2012	0.6	0.7
Note, variable rate, renews monthly	0.5	0.5
LGC capital leases, various due dates	0.9	—
Century Man notes, variable rate, various due dates	2.3	—

Total debt	654.3	401.2
Less: Current portion of long-term debt	3.5	200.6

Long-term debt and capital lease obligations	$650.8	$200.6

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
     On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that matured on June 15, 2008. We paid the $200.0 million fixed rate notes in June 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The holders of the variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008. A fixed interest rates swap was entered into for the variable rate note.
     From time to time, we may use interest rate swaps to manage interest costs and the risk associated with changing interest rates. We do not enter into interest rate swaps for speculative purposes. On April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate of 6-month LIBOR plus 0.375% and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.375%. The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional amount. The swap matures concurrently with the end of the debt obligation. Depending on the termination value of the swap, we may be required to pledge cash collateral. The fair market value of the swap on August 1, 2008 was $0.7 million, which is recorded as a component of comprehensive income.
     As a result of our acquisitions of LGC and Century Man during the first quarter of fiscal 2008, we assumed $17.3 million and $4.2 million, respectively, of debt. During the second quarter of fiscal 2008, we repaid $16.2 million of the debt owed by LGC and $1.8 million of the debt owed by Century Man. During the third quarter of fiscal 2008, we paid another $0.2 million of the debt owed by LGC.
     On April 3, 2008, we entered into a secured five-year revolving credit facility. The credit facility allows us to obtain loans in an aggregate amount of up to $200.0 million and provides an option to increase the credit facility by up to an additional $200.0 million under agreed upon conditions. At our election, the funds drawn from the credit facility will accrue interest on an annual basis at either (i) the greater of (a) the prime rate publicly announced by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, plus up to 1.0% depending on our then current total leverage ratio, or (ii) the LIBOR plus a range of 0.75% to 2.0% depending on our then current total leverage ratio.
     Three of our domestic subsidiaries (the “guarantors”) have guaranteed our obligations under the credit facility. Subject to certain customary exceptions, we also granted a security interest in our personal property, the personal property of the guarantors, and the capital stock of the guarantors and two foreign subsidiaries.
     There are various financial and non-financial covenants that we must comply with in connection with this credit facility. The financial covenants require that during the term of the credit facility we maintain a certain pre-determined maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. Compliance with the financial covenants is measured quarterly. Among other things, the non-financial covenants include restrictions on making acquisitions, investments and capital expenditures except as permitted under the credit agreement. As of August 1, 2008, we were in compliance with our covenants under the credit agreement. We have not drawn on the credit facility to date.
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
     In applying FIN 48, we recognize the income tax benefit from an uncertain tax position if, based on the technical merits of the position, it is more likely than not that the tax position will be sustained upon examination by the taxing authorities. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. No tax benefit has been recognized in the financial statements if the more likely than not recognition threshold has not been met. The actual tax benefits ultimately realized may differ from our estimates. In future periods, changes in facts, circumstances and new information may require us to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in the financial statements in the period in which the change occurs. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosure and transition relating to uncertain income tax positions.
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
     Our income tax provision for the three and nine months ended August 1, 2008 primarily relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     As of August 1, 2008, our net deferred tax assets were $1,007.1 million with a related valuation allowance of $951.6 million. As of October 31, 2007, our net deferred tax assets were $996.3 million with a related valuation allowance of $944.5 million. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $212.4 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.

Note 11: Comprehensive Income
     Comprehensive income has no impact on our net income but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income is derived primarily from foreign currency translation adjustments.
     The components of comprehensive income are:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net income	$15.1	$16.6	$4.1	$112.3
Change in cumulative translation adjustment	5.0	0.8	6.0	5.4
Net change in fair value of interest rate swap	0.7	—	0.7	—
Unrealized gain on auction-rate securities	0.4	—	0.4	—

Total comprehensive income	$21.2	$17.4	$11.2	$117.7

     There was no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 12: Pension Benefits
     We sponsor a defined benefit pension plan that is an unfunded general obligation of one of our German subsidiaries. Cash payments are expected to approximate the net periodic benefit cost.
     Components of net periodic benefit cost are:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	1.0	0.8	2.9	2.4

Net periodic benefit cost	$1.0	$0.9	$3.0	$2.6

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
     We have two significant customers who each account for more than 10% of our sales. Our largest customer, Verizon, accounted for 16.2% and 17.0% of our sales in the three months ended August 1, 2008 and August 3, 2007, respectively. Also, Verizon accounted for 16.7% and 18.5% of our sales in the nine months ended August 1, 2008 and August 3, 2007, respectively. For the three months ended August 1, 2008 and August 3, 2007, AT&T represented 16.1% and 16.2%, respectively, of our net sales. For the nine months ended August 1, 2008 and August 3, 2007, AT&T represented 15.9% and 15.0%, respectively, of our net sales. Revenue from Verizon and AT&T are included in each of the three reportable segments.
     The following table sets forth certain financial information for each of our reportable segments:

		Network	Professional			GAAP
	Connectivity	Solutions	Services	Consolidated	Restructuring	Consolidated
	(In millions)
Three Months Ended August 1, 2008
External net sales:
Products	$292.5	$36.6	$12.1	$341.2	$—	$341.2
Services	—	7.3	41.7	49.0	—	49.0

Total external net sales	$292.5	$43.9	$53.8	$390.2	$—	$390.2

Depreciation and amortization	$15.5	$3.9	$1.6	$21.0	$—	$21.0
Operating income (loss)	$34.0	$(8.7)	$0.3	$25.6	$0.8	$26.4
Three Months Ended August 3, 2007
External net sales:
Products	$267.6	$24.2	$14.2	$306.0	$—	$306.0
Services	—	—	40.1	40.1	—	40.1

Total external net sales	$267.6	$24.2	$54.3	$346.1	$—	$346.1

Depreciation and amortization	$14.7	$1.3	$1.2	$17.2	$—	$17.2
Operating income (loss)	$27.6	$(1.1)	$(0.1)	$26.4	$(12.0)	$14.4

		Network	Professional			GAAP
	Connectivity	Solutions	Services	Consolidated	Restructuring	Consolidated
	(In millions)
Nine Months Ended August 1, 2008
External net sales:
Products	$837.2	$113.9	$36.8	$987.9	$—	$987.9
Services	—	17.0	127.2	144.2	—	144.2

Total external net sales	$837.2	$130.9	$164.0	$1,132.1	$—	$1,132.1

Depreciation and amortization	$44.4	$12.2	$5.0	$61.6	$—	$61.6
Operating income (loss)	$104.7	$(22.3)	$(1.9)	$80.5	$(1.4)	$79.1
Nine Months Ended August 3, 2007
External net sales:
Products	$764.8	$73.2	$41.7	$879.7	$—	$879.7
Services	—	—	112.9	112.9	—	112.9

Total external net sales	$764.8	$73.2	$154.6	$992.6	$—	$992.6

Depreciation and amortization	$43.3	$4.0	$4.1	$51.4	$—	$51.4
Operating income (loss)	$77.8	$(6.6)	$(3.5)	$67.7	$(11.7)	$56.0
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Sales:
Inside the United States	$217.0	$215.2	$650.6	$609.8
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	53.9	35.4	137.2	97.4
EMEA (Europe (excluding Germany), Middle East and Africa)	65.9	49.7	201.0	143.3
Germany (1)	24.8	21.1	65.5	74.0
Americas (Canada, Central and South America)	28.6	24.7	77.8	68.1

Total net sales	$390.2	$346.1	$1,132.1	$992.6

Property and Equipment, Net:
Inside the United States	$115.5
Outside the United States	85.3

Total property and equipment, net	$200.8

(1)	Due to the significance of its sales, Germany is broken out for geographic purposes.
     Other than in the U.S., no single country has property and equipment sufficiently material to disclose.
Note 14: Impairment, Restructuring and Other Disposal Charges
     During the three and nine months ended August 1, 2008 and August 3, 2007, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of our automated copper cross-connect (“ACX”) product line. The restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three and nine months ended August 1, 2008 and August 3, 2007:

	Three Months Ended		Nine Months Ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Impairments: Fixed asset write-downs	$—	$2.7	$—	$2.8

Restructuring charges:
Employee severance	(0.8)	7.7	1.2	8.3
Facilities consolidation and lease termination	—	1.6	0.2	0.6

Total restructuring charges	(0.8)	9.3	1.4	8.9

Other disposal charges: Inventory write-offs	—	8.9	—	8.9

Total impairment, restructuring and other disposal charges	$(0.8)	$20.9	$1.4	$20.6

     Impairment Charges: During the three and nine months ended August 3, 2007, we incurred $2.7 million and $2.8 million, respectively, of impairment charges related primarily to internally developed capitalized software costs and the exiting of the ACX product line.
     Restructuring Charges: Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our continuing efforts to reduce costs. During the three and nine months ended August 1, 2008, four and 21 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force. Also during the third quarter of fiscal 2008, we recorded a $0.8 million credit to reduce a previously announced plan related to 14 employees in our Professional Services segment. During the three and nine months ended August 3, 2007, 77 and 148 employees, respectively, in our Professional Services and Connectivity segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the nine months ended August 1, 2008, we recorded charges of $0.2 million due to the continued softening of real estate markets, which resulted in lower sublease income. During the three and nine months ended August 3, 2007, we recorded charges of $1.6 million and $0.6 million, respectively, related to facility consolidations. The decrease from the three months ended to the nine months ended is due to a $1.0 million credit recorded for the six months ended May 4, 2007. This credit was due primarily to the recognition and collection of subtenant rental income that had been previously written off as uncollectible.
     Other Disposal Charges: During the third quarter of fiscal 2007, we recorded charges of $8.9 million for the write-off of obsolete inventory associated with the exiting of the ACX product line. All inventory charges were recorded as cost of goods sold.
     The following table provides details on our restructuring activity and the remaining accrual balance by category as of August 1, 2008:

		Continuing
	Accrual	Operations Net	Cash Payments	Accrual
Type of Charge	October 31, 2007	Additions	Charged to Accrual	August 1, 2008
	(In millions)
Employee severance costs	$7.6	$1.2	$6.7	$2.1
Facilities consolidation	12.0	0.2	3.1	9.1

Total restructuring accrual	$19.6	$1.4	$9.8	$11.2

     We expect that substantially all but $1.0 million of the remaining $2.1 million of cash expenditures relating to employee severance costs incurred as of August 1, 2008 will be paid by the end of fiscal 2008. The remaining $1.0 million is expected to be paid by the end of fiscal 2013. Of the $9.1 million to be paid for the consolidation of facilities, we expect that approximately $0.4 million will be paid by the end of fiscal 2008 and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.

Note 15: Other Income (Loss), Net
     Other income (loss), net consists of the following:

	Three months ended		Nine months ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Interest income on investments	$6.8	$8.7	$25.1	$24.1
Interest expense on borrowings	(7.6)	(4.0)	(21.3)	(12.3)

Interest income (expense), net	(0.8)	4.7	3.8	11.8
Impairment loss on available-for-sale securities	(6.0)	—	(74.2)	—
Foreign exchange gain (loss)	(2.6)	0.7	0.5	2.2
Loss on sale of fixed assets	(0.1)	—	(0.1)	(0.5)
Gain on sale of investments	—	—	—	57.5
Other, net	—	(0.4)	(0.3)	(0.7)

Subtotal	(8.7)	0.3	(74.1)	58.5

Total other income (expense), net	$(9.5)	$5.0	$(70.3)	$70.3

     During the three and nine months ended August 1, 2008, we recorded impairment charges of $6.0 million and $74.2 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of August 1, 2008, we recorded a $0.4 million unrealized gain on our auction-rate securities which was recorded as a component of other comprehensive income. These impairment charges, coupled with the $0.4 million unrealized gain, a $29.4 million charge in fiscal 2007 and sales of $23.2 million in the first fiscal quarter of 2008, reduced our carrying value from $193.0 million at October 31, 2007 to $66.6 million at August 1, 2008. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities in light of any substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     Interest income on investments has decreased for the three months ended August 1, 2008 compared to the three months ended August 3, 2007. This decrease was due to significantly lower investment yields on short-term cash investments. Interest expense on borrowings has increased for the three and nine months ended August 1, 2008 compared to the comparable fiscal 2007 periods. This increase was due to the $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes that were issued in December 2007.
     During the third quarter of fiscal 2008, we recorded a $2.9 million foreign exchange loss to adjust for previous foreign exchange gains that were recorded in error. The foreign exchange loss is included in other income. We previously recognized foreign exchange gains of $1.7 million prior to fiscal 2008, $0.7 million in the first quarter of fiscal 2008 and $0.5 million in the second quarter of fiscal 2008. We have determined that these errors were not material to our previously issued financial statements. We have also determined that the correction of the errors is not material to our forecasted fiscal 2008 results.
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

Note 16: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of August 1, 2008, we had recorded approximately $8.6 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
     We now offer broadband connectivity products, wireless capacity and coverage optimization products, wireline access products and professional services to our customers through the following three reportable business segments:
•	Connectivity

•	Network Solutions

•	Professional Services

     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
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
Marketplace Conditions
     Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. We continue to believe the communications industry is in the midst of a multi-year migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “last mile/kilometer” portion of networks where our products and services primarily are used and where bottlenecks in the high-speed delivery of communications services are most likely to occur.
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
     Spending trends on these next generation initiatives in which we participate have not resulted in significant overall spending increases on all categories of network infrastructure equipment. In fact, spending on network infrastructure equipment in total has increased only modestly in recent years and projections suggest that in the next two to three years overall spending globally will be relatively flat. Our continued ability to compete with other manufacturers of communications equipment depends in part on whether we can continue to develop and effectively market next-generation network infrastructure products.
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
     As has been the case for many years, our business remains dependent largely on sales to communications service providers. During the three months ended August 1, 2008 and August 3, 2007, our top five customers were communications service providers that accounted for 36.6% and 40.4%, respectively, of our revenue. During the nine months ended August 1, 2008 and August 3, 2007, our top five customers accounted for 38.0% and 40.5%, respectively, of our revenue. While our entry into enterprise markets in recent years has mitigated this dependence within our Connectivity business to some degree, our Professional Services business has become more dependent upon a single customer, AT&T, following the merger of AT&T, BellSouth and Cingular.
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
     Changes in general economic conditions also are impacting our business. Most specifically, in recent months the costs of raw materials such as copper, steel and plastics necessary to make our products and freight costs have increased significantly. In an effort to mitigate the impact of these increases, we are continuing to focus on our competitive transformation initiative and reviewing our ability to increase prices for our products.
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
     We believe our competitive transformation activities have been successful to date. For example, over the last two years our gross profit percentages have increased from 32.2% in fiscal 2006 to 33.5% in fiscal 2007 and to 35.0% in the first nine months of fiscal 2008. We believe that a significant portion of these increases are attributable to our competitive transformation activities. Our ability to continue to implement our competitive transformation strategy is subject to numerous risks and uncertainties and no assurance can be given that this strategy will be successful. In addition, our gross profit percentages have and will continue to fluctuate from period to period based on several factors, including, but not limited to, raw material and freight costs, sales volume, product mix and the impact of future potential competitive transformation initiatives.
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
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31.
Results of Operations
Net Sales
     The following table shows the percentage change in net sales and expense items from continuing operations for the three and nine months ended August 1, 2008 and August 3, 2007:

	Three months ended		Percentage
	August 1,	August 3,	Increase (Decrease)
	2008	2007	Between Periods
	(In millions)
Net sales	$390.2	$346.1	12.7%

Cost of sales	258.9	232.5	11.4

Gross profit	131.3	113.6	15.6
Gross margin	33.6%	32.8%
Operating expenses:
Research and development	21.7	17.6	23.3
Selling and administration	84.0	69.6	20.7
Restructuring and impairment charges	(0.8)	12.0	(106.7)

Total operating expenses	104.9	99.2	5.7

Operating income	26.4	14.4	83.3
Operating margin	6.8%	4.2%
Other income (expense), net:
Interest income, net	(0.8)	4.7	(117.0)
Other, net	(8.7)	0.3	—

Income before income taxes	16.9	19.4	(12.9)
Provision for income taxes	2.9	2.0	45.0

Income from continuing operations	$14.0	$17.4	(19.5)%

	Nine months ended		Percentage
	August 1,	August 3,	Increase (Decrease)
	2008	2007	Between Periods
	(In millions)
Net sales	$1,132.1	$992.6	14.1%

Cost of sales	736.0	663.7	10.9

Gross profit	396.1	328.9	20.4
Gross margin	35.0%	33.1%
Operating expenses:
Research and development	63.0	52.1	20.9
Selling and administration	252.6	209.1	20.8
Restructuring and impairment charges	1.4	11.7	(88.0)

Total operating expenses	317.0	272.9	16.2

Operating income	79.1	56.0	41.3
Operating margin	7.0%	5.6%
Other income (expense), net:
Interest income, net	3.8	11.8	(67.8)
Other, net	(74.1)	58.5	(226.7)

Income (loss) before income taxes	8.8	126.3	(93.0)
Provision for income taxes	6.3	5.8	8.6

Income (loss) from continuing operations	$2.5	$120.5	(97.9)%

     The following table sets forth our net sales for the three and nine months ended August 1, 2008 and August 3, 2007 for each of our reportable segments:

	Three months ended		Percentage
	August 1,	August 3,	Increase (Decrease)
Reportable Segment	2008	2007	Between Periods
	(In millions)
Connectivity	$292.5	$267.6	9.3%
Network Solutions:
Product	36.6	24.2	51.2
Service	7.3	—	100.0

Total Network Solutions	43.9	24.2	81.4

Professional Services:
Product	12.1	14.2	(14.8)
Service	41.7	40.1	4.0

Total Professional Services	53.8	54.3	(0.9)

Total Net Sales	$390.2	$346.1	12.7%

	Nine months ended		Percentage
	August 1,	August 3,	Increase (Decrease)
Reportable Segment	2008	2007	Between Periods
	(In millions)
Connectivity	$837.2	$764.8	9.5%
Network Solutions:
Product	113.9	73.2	55.6
Service	17.0	—	100.0

Total Network Solutions	130.9	73.2	78.8

Professional Services:
Product	36.8	41.7	(11.8)
Service	127.2	112.9	12.7

Total Professional Services	164.0	154.6	6.1

Total Net Sales	$1,132.1	$992.6	14.1%

     Our net sales increase for the three and nine months ended August 1, 2008 compared to the three and nine months ended August 3, 2007 was primarily driven by sales growth in our strategic focus areas of fiber connectivity and wireless through our Connectivity and Network Solutions segments, respectively. International sales comprised 44.4% and 42.5% of our net sales for the three and nine months ended August 1, 2008, respectively, and comprised 37.8% and 38.2% of our net sales for the three and nine months ended

August 3, 2007, respectively. These increases as a percent of revenue were mainly driven by sales growth in emerging markets. As a result of our international sales, our net sales have benefited in recent quarters from favorable foreign exchange rates.
     Our Connectivity products net sales increased for the three and nine months ended August 1, 2008, as compared to the three and nine months ended August 3, 2007. These increases were primarily the result of higher sales of global fiber connectivity solutions as customers worldwide are building and deploying fiber network solutions to increase network speed and capacity, as well as an increase in copper connectivity sales in emerging markets. The three and nine months ended August 1, 2008 included sales of $10.3 million and $19.9 million, respectively, as a result of the Century Man acquisition that closed during January 2008.
     Our Network Solutions net sales increased for the three and nine months ended August 1, 2008, as compared to the three and nine months ended August 3, 2007. This increase was primarily due to the acquisition of LGC, which occurred in December 2007. LGC is a provider of in-building wireless solution products. The favorable impact of LGC was partially offset by decreasing revenues in traditional HDSL products, as expected, which have experienced a general industry-wide decline in demand over the last several years. This trend is expected to continue as carriers deliver fiber and Internet Protocol services closer to end-user premises. There was also a decrease in outdoor wireless product revenues due to a transition to next generation products and a decrease in demand from a key customer. The three and nine months ended August 1, 2008 included sales of $25.2 million and $74.6 million, respectively, as a result of the LGC acquisition that closed during December 2007.
     Our Professional Services net sales remained flat for the three months ended August 1, 2008, as compared to the three months ended August 3, 2007 and increased for the nine months ended August 1, 2008, as compared to the nine months ended August 3, 2007. Professional Services experienced increased demand in the U.S. from a key customer, but this was mostly offset by decreases in Europe due to the restructuring of that business in fiscal 2007, which resulted in the exiting of non-profitable segments of that business.
Gross Profit
     During the three and nine months ended August 1, 2008, our gross profit percentages were 33.6% and 35.0%, respectively, compared to 32.8% and 33.1%, respectively, for the comparable 2007 periods. Our future gross margin rate is difficult to predict accurately as the mix of products we sell can vary substantially.
During the third quarter of fiscal 2007, we recorded an $8.9 million inventory write-off related to exiting the activities associated with our ACX product line. Excluding the impact of this write-off, we had a decrease in gross profit for the three months ended August 1, 2008 compared to the same period in fiscal 2007. The decrease in gross profit for the three months ended August 1, 2008 was due to unfavorable product mix, higher costs associated with commodities and other raw materials, and higher freight costs. For the nine months ended August 1, 2008, excluding this write-off, gross profit increased compared to the same period in fiscal 2007. The increase in gross profit for the nine months ended August 1, 2008 was due to favorable product mix and efficiencies driven by our competitive transformation initiative, net of higher costs associated with commodities, other raw materials and freight.
Operating Expenses
     Total operating expenses for the three and nine months ended August 1, 2008 represented 26.8% and 28.0% of net sales, respectively. These amounts represented 28.6% and 27.5% of net sales for the same fiscal 2007 periods, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring charges.
     Research and development: Research and development expenses for the three and nine months ended August 1, 2008 represented 5.6% of net sales. For the three and nine months ended August 3, 2007, these expenses represented 5.1% and 5.2% of net sales, respectively. The increase in research and development costs was due to the addition of research and development activities related to LGC. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims.

     Selling and administration: Selling and administration expenses for the three and nine months ended August 1, 2008 represented 21.5% and 22.3% of net sales, respectively. For the three and nine months ended August 3, 2007, these expenses represented 20.1% and 21.1% of net sales, respectively. The increases of $14.4 million and $43.5 million for the three and nine months ended August 1, 2008, respectively, compared to the same periods in fiscal 2007 were mostly due to the selling and administrative expenses of our acquired companies, LGC and Century Man, including acquisition amortization expense. For the three and nine months ended August 1, 2008, LGC represented $9.0 million and $25.2 million, respectively, of the increase and Century Man represented $1.6 million and $3.9 million, respectively, of the increase. In addition, we made investments in people and activities to support our key strategies and these represented $3.7 million and $8.2 million of this increase for the three and nine months ended August 1, 2008, respectively. There was also an increase in share-based compensation for the three and nine months ended August 1, 2008, of $0.7 million and $4.6 million, respectively, related to certain performance-based share awards granted in 2008 and previous years. There was no comparative expense recorded in fiscal 2007 as internal forecasts indicated the performance thresholds would not be met.
     Impairment, restructuring and other disposal charges: During the three and nine months ended August 3, 2007, we incurred $2.7 million and $2.8 million, respectively, of impairment charges related primarily to internally developed capitalized software costs and the exiting of the ACX product line.
     Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our continuing efforts to reduce costs. During the three and nine months ended August 1, 2008, four and 21 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force. Also during the third quarter of fiscal 2008, we recorded a $0.8 million credit to reduce a previously announced plan related to 14 employees in our Professional Services segment. During the three and nine months ended August 3, 2007, 77 and 148 employees, respectively, in our Professional Services and Connectivity segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the nine months ended August 1, 2008, we recorded charges of $0.2 million due to the continued softening of real estate markets, which resulted in lower sublease income. During the three and nine months ended August 3, 2007, we recorded charges of $1.6 million and $0.6 million, respectively, related to facility consolidations. The decrease from the three months ended to the nine months ended is due to a $1.0 million credit recorded for the six months ended May 4, 2007. This credit was due primarily to the recognition and collection of subtenant rental income that had been previously written off as uncollectible.
     During the third quarter of fiscal 2007, we recorded charges of $8.9 million for the write-off of obsolete inventory associated with the exiting of the ACX product line. All inventory charges were recorded as cost of goods sold.
Other Income (Expense), Net
     Other income (expense), net consists of the following:

	Three months ended		Nine months ended
	August 1,	August 3,	August 1,	August 3,
	2008	2007	2008	2007
	(In millions)		(In millions)
Interest income on investments	$6.8	$8.7	$25.1	$24.1
Interest expense on borrowings	(7.6)	(4.0)	(21.3)	(12.3)

Interest income (expense), net	(0.8)	4.7	3.8	11.8
Impairment loss on available-for-sale securities	(6.0)	—	(74.2)	—
Foreign exchange gain (loss)	(2.6)	0.7	0.5	2.2
Loss on sale of fixed assets	(0.1)	—	(0.1)	(0.5)
Gain on sale of investments	—	—	—	57.5
Other, net	—	(0.4)	(0.3)	(0.7)

Subtotal	(8.7)	0.3	(74.1)	58.5

Total other income (expense), net	$(9.5)	$5.0	$(70.3)	$70.3

     During the three and nine months ended August 1, 2008, we recorded impairment charges of $6.0 million and $74.2 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of August 1, 2008, we recorded a $0.4 million unrealized gain on our auction-rate securities which was recorded as a component of other comprehensive income. These impairment charges, coupled with the $0.4 million unrealized gain, a $29.4 million charge in fiscal 2007 and sales of $23.2 million in the first fiscal quarter of 2008, reduced our carrying value from $193.0 million at October 31, 2007 to $66.6 million at August 1, 2008. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
     Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities in light of any substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     Interest income on investments has decreased for the three months ended August 1, 2008 compared to the three months ended August 3, 2007. This decrease was due to significantly lower investment yields on short-term cash investments. Interest expense on borrowings has increased for the three and nine months ended August 1, 2008 compared to the comparable fiscal 2007 periods. This increase was due to the $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes that were issued in December 2007.
     During the third quarter of fiscal 2008, we recorded a $2.9 million foreign exchange loss to adjust for previous foreign exchange gains that were recorded in error. The foreign exchange loss is included in other income. We previously recognized foreign exchange gains of $1.7 million prior to fiscal 2008, $0.7 million in the first quarter of fiscal 2008 and $0.5 million in the second quarter of fiscal 2008. We have determined that these errors were not material to our previously issued financial statements. We have also determined that the correction of the errors is not material to our forecasted fiscal 2008 results.
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
Income Taxes
     For the three months ended August 1, 2008, our tax provision was $2.9 million on pretax income from continuing operations of $16.9 million, resulting in an effective income tax rate of 17.2%. For the nine months ended August 1, 2008, our tax provision was $6.3 million on pretax income from continuing operations of $8.8 million, resulting in an effective income tax rate of 71.6%. For the three months ended August 3, 2007, our tax provision was $2.0 million on pretax income from continuing operations of $19.4 million, resulting in an effective income tax rate of 10.3%. For the nine months ended August 3, 2007, our tax provision was $5.8 million on pretax income from continuing operations of $126.3 million, resulting in an effective income tax rate of 4.6%. The fluctuations in the effective income tax rates are due to impairment charges on available-for-sale securities in fiscal 2008, the gain on the sale of our interest in BigBand in fiscal 2007 and foreign income taxes and deferred tax liabilities as discussed below.
     For the three and nine months ended August 1, 2008, no tax benefit was recorded for the impairment charge on available-for-sale securities of $6.0 million and $74.2 million, respectively. The deferred tax asset created by the charge in both periods has been offset by a full valuation allowance. The impact of the impairment charge on our effective tax rate is discrete to the period in which the impairment was recorded and will not impact our effective tax rate in future quarters. The effective tax rate for the current three and nine month periods without the impairment charge would have been 12.7% and 7.6%, respectively.
     During the second quarter of fiscal 2007, no tax provision was recorded on the $57.1 million gain on the sale of our interest in BigBand as we recorded a reduction in the valuation allowance attributable to the deferred tax assets utilized to offset the gain. The effective tax rate reduction attributable to the gain was discrete to the second quarter of fiscal 2007. The effective tax rate without the gain for the nine months ending August 3, 2007 would have been 8.4%.

     Substantially all of our income tax provision for the three and nine months ended August 1, 2008 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate has been reduced by changes in the valuation allowance recorded for our deferred tax assets. See Note 10 to the financial statements for a detailed description of the accounting standards related to our recording of the valuation allowance. Beginning in fiscal 2002, we discontinued recording income tax benefits in most jurisdictions where we incurred pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Similarly, we have not recorded income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance.
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
Acquisitions
     LGC
     On December 3, 2007, we completed the acquisition of LGC, a provider of in-building wireless solution products, headquartered in San Jose, California. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout the building. LGC also offers products that permit voice and data signals to reach remote locations. The acquisition was made to enable us to participate in this high growth segment of the industry.
     We acquired all of the outstanding capital stock and warrants of LGC for approximately $146.0 million in cash (net of cash acquired). In order to address potential indemnity claims of ADC, $15.5 million of the purchase price is held in escrow for up to 15 months following the close of the transaction.
     We acquired $58.9 million of intangible assets as part of this purchase. We recorded $2.4 million and $7.2 million of amortization expense related to these intangibles for the three and nine months ended August 1, 2008, respectively. Goodwill of $82.4 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition and we repaid $16.2 million and $0.2 million of that debt during the second and third quarters of fiscal 2008, respectively. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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
     Century Man
     On January 10, 2008, we completed the acquisition of Century Man, a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition was made to accelerate our growth potential in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in developing markets outside of China.
     We acquired Century Man for $53.4 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million, if during the three years following closing, certain financial results are achieved by the acquired business. Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of buildings.

     We acquired $12.9 million of intangible assets as part of this purchase. We recorded $0.5 million and $1.3 million of amortization expense related to these intangibles for the three and nine months ended August 1, 2008, respectively. Goodwill of $32.0 million was recorded in this transaction and assigned to our Global Connectivity Solutions segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
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
     APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write-off of a currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007, resulting in a total loss on sale of $27.3 million. The additional loss was due to subsequent working capital adjustments and additional expenses related to the finalization of the sale. We recorded $1.1 million and $2.1 million of income from discontinued operations for the three and nine months ended August 1, 2008, respectively. This income was due to the release of certain earlier recorded contingencies.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2007 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $656.5 million at August 1, 2008, an increase of $136.3 million compared to $520.2 million as of October 31, 2007. This increase is primarily due to the issuance of $450.0 million in convertible notes, partially offset by the $200.0 million payment of our 2008 convertible notes (described further below under the caption “Financing Activities”), and by the acquisitions of LGC and Century Man (described further below under the caption “Investing Activities”).

     As of August 1, 2008 and October 31, 2007, our available-for-sale securities were:

	August 1,	October 31,
(In millions)	2008	2007
Current available-for-sale securities	$0.2	$61.6
Long-term available-for-sale securities	66.6	113.8

Total available-for-sale securities	$66.8	$175.4

     In early November 2007, we sold certain auction-rate securities that had not been subjected previously to auction processes with insufficient bidders at their par value of $23.2 million. Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of August 1, 2008, we held auction-rate securities with a fair value of $66.6 million and an original par value of $169.8 million, which are classified as long-term. During the three and nine months ended August 1, 2008, we recorded other-than-temporary impairment charges of $6.0 million and $74.2 million, respectively, to reduce the fair value of our holdings in auction-rate securities to $66.6 million. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss. All of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at August 1, 2008. In addition, the interest rates have been set to the maximum rate defined for the issuer.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of August 1, 2008, we had restricted cash of $14.4 million compared to $12.8 million as of October 31, 2007, an increase of $1.6 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
     During our second quarter of fiscal 2007, we received net cash of approximately $57.1 million related to the sale of our interest in BigBand. See Note 15 for more information.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the nine months ended August 1, 2008 was $111.7 million. This cash inflow was due to $2.5 million of income from continuing operations, $150.5 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities and a $4.4 million decrease in operating assets. These cash inflows were partially offset by a $45.7 million decrease in operating liabilities. The non-cash adjustments of $150.5 million to reconcile net income to net cash provided by operating activities include the $74.2 million impairment recorded on available-for-sale securities. Working capital requirements typically increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued benefit payments affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the nine months ended August 3, 2007 was $105.7 million. This cash inflow was due to $120.5 million of income from continuing operations and $20.2 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities. These cash inflows were partially offset by a $30.5 million increase in operating assets and a $4.5 million decrease in operating liabilities. The non-cash adjustments of $20.2 million to reconcile net income to net cash provided by operating activities include the $57.5 million of gain on the sale of our positions in BigBand and Redback.
     Investing Activities
     Cash used by investing activities from continuing operations was $201.3 million for the nine months ended August 1, 2008, which was due to $146.0 million for the acquisition of LGC, $53.4 million for the acquisition of Century Man, a $4.0 million investment in ip.access, Ltd, a $1.2 million investment in E-Band Communications Corporation and $30.8 million of property, equipment and patent additions. This was partially offset by $35.0 million of net sales of available-for-sale securities.
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

     Financing Activities
     Cash provided by financing activities was $220.8 million for the nine months ended August 1, 2008, compared with cash provided by financing activities of $3.6 million for the nine months ended August 3, 2007. This increase is due to the issuance of $450.0 million of convertible debt discussed in Note 9 to the financial statements, less payments for the financing costs associated with the issuance of this debt, the $200.0 million payment of our 2008 convertible notes and payments made on LGC and Century Man debt balances.
     Outstanding Debt and Credit Facility
     As of August 1, 2008, we had outstanding $650.0 million of convertible unsecured subordinated notes, consisting of:

	August 1,	Conversion
(In millions)	2008	Price
Convertible subordinated note, 6-month LIBOR plus 0.375%, due June 15, 2013	200.0	28.091
Convertible subordinated note, 3.5% fixed rate, due July 15, 2015	225.0	27.00
Convertible subordinated note, 3.5% fixed rate, due July 15, 2017	225.0	28.55

Total convertible subordinated notes	$650.0

     See Note 9 to the financial statements for more information on these notes.
     From time to time, we may use interest rate swaps to manage interest costs and the risk associated with changing interest rates. We do not enter into interest rate swaps for speculative purposes. On April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate of 6-month LIBOR plus 0.375% and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.375%. The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional amount. The swap matures concurrently with the end of the debt obligation. Depending on the termination value of the swap, we may be required to pledge cash collateral. The fair market value of the swap on August 1, 2008 was $0.7 million, which is recorded as a component of comprehensive income.
     As of August 1, 2008, we also had other outstanding debt of $4.3 million. This is primarily debt we assumed in our acquisitions of LGC and Century Man.
     On April 3, 2008, we entered into a secured five-year revolving credit facility. The credit facility allows us to obtain loans in an aggregate amount of up to $200.0 million and provides an option to increase the credit facility by up to an additional $200.0 million under agreed upon conditions. At our election, the funds drawn from the credit facility will accrue interest on an annual basis at either (i) the greater of (a) the prime rate publicly announced by JPMorgan Chase Bank, N.A. and (b) the federal funds effective rate plus 0.5%, plus up to 1.0% depending on our then current total leverage ratio, or (ii) the LIBOR plus a range of 0.75% to 2.0% depending on our then current total leverage ratio.
     There are various financial and non-financial covenants that we must comply with in connection with this credit facility. The financial covenants require that during the term of the credit facility we maintain a certain pre-determined maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. Compliance with the financial covenants is measured quarterly. Among other things, the non-financial covenants include restrictions on making acquisitions, investments and capital expenditures except as permitted under the credit agreement. As of August 1, 2008, we were in compliance with our covenants under the credit agreement. We have not drawn on the credit facility to date.

     Off-Balance Sheet Arrangements and Contractual Obligations
     We do not have any off-balance sheet arrangements. There has been no material change in our contractual obligations outside the ordinary course of our business since the end of fiscal 2007. See our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, for additional information regarding our contractual obligations.
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents, available-for-sale securities and our line of credit. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.
     Auction-rate securities account for most of our available-for-sale securities as of August 1, 2008. Because current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities, we do not believe these investments will be liquid in the near future. However, we do not believe we need these investments to be liquid in order to meet the cash needs of our present operating plans. As of August 1, 2008, we held auction-rate securities with a fair value of $66.6 million. To date, all of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at August 1, 2008, of which $142.4 million are investment grade and $27.4 million are non-investment grade. On all of our auction-rate securities holdings, the interest rates have been set to the maximum rate defined for the issuer.
     The fair value of the auction-rate securities we hold could change significantly in the future based on market conditions. We assess the fair value of our auction-rate securities in light of any substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may record additional unrealized losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary. We may record unrealized gains if the fair value of the auction-rate securities we hold increases. Any unrealized gains will be recorded, net of tax, as a component of accumulated other comprehensive income. Our present intentions are to analyze the fair value of the investments and conclude whether they are further impaired in connection with the preparation of our quarterly financial statements and to announce any changes in fair value of these investments when we announce our quarterly earnings. This analysis will rely on brokerage statements as well as inquiries of brokers following the end of our financial quarter and management analysis.
     We also believe that our unrestricted cash resources and revolving line of credit will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We currently have a secured five-year revolving line of credit in an aggregate amount of up to $200.0 million with an option to increase the credit facility by up to an additional $200.0 million under agreed upon conditions. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareowners. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense could dilute earnings per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
     Share Repurchase
     On August 12, 2008, our board of directors approved a share repurchase program for up to $150.0 million. The program provides that share repurchases may commence beginning in September 2008 and may continue until the earlier of the completion of $150.0 million in share repurchases or July 31, 2009. Any stock repurchases will be made from cash on hand and may be made from time to time in open market transactions or through privately negotiated transactions. To effect repurchases, we also may use accelerated share repurchase programs, arrangements using caps and collars, or other programs and arrangements as business and market conditions warrant. Any repurchased shares will be added to our authorized but unissued shares. The final number of shares that we repurchase, along with the timing of any share repurchases, will depend on prevailing market conditions.

     In conjunction with the board of directors approval, we obtained consent from lenders under our revolving credit facility to permit us to execute the share repurchase program up to $150.0 million. Such consent expires on July 31, 2009.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events, including but not limited to the following: any statements regarding future sales; profit percentages; earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the marketplace in which we operate; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. We caution that any forward-looking statements made by us in this report or in other announcements made by us are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation: the demand for equipment by telecommunication service providers, from which a majority of our sales are derived; our ability to operate our business to achieve, maintain and grow operating profitability; macroeconomic factors that influence the demand for telecommunications services and the consequent demand for communications equipment; fluctuations in the market value of our common stock that can be caused by many factors outside of our control; consolidation among our customers, competitors or vendors which could cause disruption in our customer relationships or displacement of us as an equipment vendor to the surviving entity in a customer consolidation; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices with respect to product line acquisitions or divestitures; our ability to integrate the operations of any acquired businesses with our own operations; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we presently feel have the greatest growth potential; fluctuations in our operating results from quarter-to-quarter, which are influenced by many factors outside of our control; variations in demand for particular products in our portfolio that have varying profit margins; the impact of regulatory changes on our business and our customers’ businesses; financial problems, work interruptions in operations or other difficulties faced by some of our customers or vendors, which can influence future sales to these customers as well as our ability to collect amounts due us or obtain necessary materials and components; economic and regulatory conditions both in the United States and outside of the United States, as a significant portion of our sales come from non-U.S. jurisdictions; our ability to protect our intellectual property rights and defend against infringement claims made by other parties; possible limitations on our ability to raise additional capital if required, either due to unfavorable market conditions or lack of investor demand; potential adverse financial impacts resulting from declines in the fair value and liquidity of auction-rate securities we presently hold; our ability to attract and retain qualified employees in a competitive environment; potential liabilities that could arise if there are design or manufacturing defects with respect to any of our products; our ability to obtain raw materials and components and the prices of those materials and components which could be subject to volatility, and our dependence on contract manufacturers to make certain of our products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic, and legal uncertainties related to doing business in China; our ability to successfully defend or satisfactorily settle any pending litigation or litigation that may arise; fluctuations in the telecommunications market and other risks and uncertainties, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007 and as may be included in subsequent reports filed with the SEC. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Changes in Internal Control over Financial Reporting
     During the third quarter of fiscal 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of August 1, 2008, we had recorded approximately $8.6 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     See Exhibit Index on page 37 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 4, 2008	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 1, 2008

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