Form 10-K
period 2008-10-31
ADC TELECOMMUNICATIONS INC
filed 2008-12-22
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 0-1424
ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
13625 Technology Drive	55344-2252
Eden Prairie, Minnesota	(Zip Code)
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
     Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Global Select Market® on May 2, 2008, was $1,690,345,670.
     The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of December 16, 2008, was 96,446,996.
DOCUMENTS INCORPORATED BY REFERENCE
     A portion of the information required by Part III of this Form 10-K is incorporated by reference from portions of our definitive proxy statement for our 2009 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART I

Item 1.	BUSINESS
General
     ADC Telecommunications, Inc. (“ADC,” “we,” “us” or “our”) was incorporated in Minnesota in 1953 as Magnetic Controls Company. We adopted our current name in 1985. Our World Headquarters are located at 13625 Technology Drive in Eden Prairie, Minnesota. Our telephone number is (952) 938-8080.
     We are a leading global provider of broadband communications network infrastructure products and related services. Our products offer comprehensive solutions that enable the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks. These products include fiber-optic, copper and coaxial based frames, cabinets, cables, connectors and cards, wireless capacity and coverage solutions, network access devices and other physical infrastructure components.
     Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. Our products are used primarily in the “last mile/kilometer” of communications networks where Internet, data, video and voice traffic are linked from the serving office of a communications service provider to the end-user of communication services. Our products include:
•	Global Connectivity Solutions (“Connectivity”) products that facilitate broadband communications network connectivity by providing the physical interconnections between network components and network access points. These products connect wireline, wireless, cable, enterprise and broadcast communication networks over copper (twisted pair), co-axial, fiber optic and wireless media.

•	Network Solutions products that help improve coverage and capacity for wireless networks. These products improve signal quality, increase coverage and capacity into expanded geographic areas, and help reduce the capital and operating costs of delivering wireless services. Applications for these products include in-building and outdoor coverage and capacity solutions and remote wireless network solutions.
     We also provide professional services to our customers. These services help our customers plan, deploy and maintain Internet, data, video and voice communication networks. We also assist our customers in integrating broadband communications equipment used in wireline, wireless, cable and enterprise networks. By providing these services, we have additional opportunities to sell our hardware products.
     On December 3, 2007, we completed the acquisition of LGC Wireless, Inc. (“LGC”). LGC primarily is a provider of in-building wireless solutions products. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout a building. On January 10, 2008, we completed the acquisition of Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”). Century Man is a China based provider of broadband connectivity equipment in China and other Asian countries. Century Man’s products include communication distribution frames and related accessories such as fiber connectors and cabinets.
     The LGC acquisition resulted in a change to our internal management reporting structure as LGC was combined with our legacy wireless business. As a result, in the first quarter of fiscal 2008, we changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures in this report on Form 10-K to conform to the new segment presentation.
     As a result of these changes, we now have the following three reportable business segments:
•	Connectivity

•	Network Solutions

•	Professional Services

     Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The “Corporate Governance” category of the Investor Relations section of our website also contains copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws, Description of Roles of Independent Lead Director and Executive Chairman and the charter of each committee of our Board of Directors. Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our Investor Relations department. The Investor Relations department’s email address is investor@adc.com and its mail address is: Investor Relations, ADC Telecommunications, Inc., P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this Form 10-K or any other report we file with or furnish to the SEC.
     As used in this report, fiscal 2006, fiscal 2007 and fiscal 2008 refer to our fiscal years ended October 31, 2006, 2007 and 2008, respectively. As used in this report, fiscal 2009 and fiscal 2010 refer to our fiscal years that will end September 30, 2009 and 2010, respectively.
Industry and Marketplace Conditions
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
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide increasingly are becoming dependent on broadband, multi-service communications networks to conduct a wide range of daily communications tasks for business and personal purposes (e.g., emails with large amounts of data, online gaming, video streaming and photo sharing). This demand for additional broadband services increases the need for broadband network infrastructure products.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection.
     This evolution to next generation networks impacts our industry significantly. Many of our communications service provider customers have begun to focus their investments into these next generation networks to allow them to differentiate from their competitors by providing more robust services at increasing speeds. These customers believe these network advancements will then attract business and consumer customers and allow them to grow their businesses.
     This next generation network investment from our customers has tended to come in the form of large, multi-year projects and these significant projects have attracted many equipment vendors, including us. We believe that it is important for us to participate in these projects to grow our business. We therefore have focused our strategy around the products that help make these projects successful. These include central office fiber-based equipment, wireless coverage and capacity equipment, and equipment to aid the deployment of fiber-based networks closer to the ultimate customer (i.e., fiber to the node, curb, residence, or business, which we collectively refer to as our “FTTX” products).
     Spending trends on these next generation initiatives in which we participate have not resulted in significant overall spending increases on all categories of network infrastructure equipment. In fact, spending on network infrastructure equipment in total has increased only modestly in recent years as our customers have reallocated their spending towards new initiatives and away from their legacy networks. Prior to the current global economic downturn, industry observers anticipated that in the next few years overall global spending on communications infrastructure equipment would be relatively flat. Over the long-term, we therefore believe our ability to compete in the communications equipment marketplace depends in part on whether we can continue to develop and market effectively next generation network infrastructure products.

Current Global Macro-Economic Conditions
     We believe the above described long-term trends may be impacted in the more immediate future in a variety of ways because of the current global macro-economic conditions. These impacts are difficult to predict because no one is certain as to the severity of the downturn in conditions, how long it will continue and how it specifically will impact our customers, vendors and competitors. It is likely, however, that our customers will spend more conservatively on network infrastructure equipment during the economic crisis because they likely will face uncertainties regarding the growth of their own businesses. For this reason, we presently believe we will have lower revenues in fiscal 2009 as compared to fiscal 2008. Depending on the severity of the downturn in economic conditions as well as its length, these expectations could fluctuate significantly. We also believe our results of operations may be impacted adversely if the dollar continues to strengthen against other currencies, as approximately 40.8% of our sales during fiscal 2008 were made to countries outside the United States.
     The uncertainty associated with the current macro-economic conditions has led us to take steps to improve our operating cost structure. During the fourth quarter of fiscal 2008, we announced a significant restructuring initiative. The initiative included significant reductions in the workforce of each of our business units, our sales and marketing staff and our general administration and support functions. We also announced our intention to sell our German professional services business and plans to discontinue certain outdoor wireless coverage products. Depending on the severity and length of the downturn in economic conditions and their impact on our business, we may determine it appropriate to take additional similar actions in the future.
Strategy
Market Goals
     Our long-term goal is to be the leading global provider of communications network infrastructure solutions and services. To achieve our goal, we believe we must sell products that support the migration to next generation networks in developed countries, while also serving the growing demand for communication services in developing countries with our network infrastructure solutions.
     This migration primarily is represented in the high growth market segments of fiber-based and wireless communications networks. We believe we can address these market opportunities with our products that include central office fiber, FTTX, wireless capacity/coverage and enterprise network solutions.
     In recent years, we have seen an increase in sales of our central office fiber products and FTTX products to communications service providers. We believe that our legacy copper connectivity products over time will become a significantly lower percentage of our overall sales as service providers build out their fiber networks closer to the end user. Maintaining and growing our position as a leading global provider of central office fiber and FTTX solutions is therefore important to our strategy and long-term success.
     We also believe that service providers and enterprises around the world want to expand the coverage and capacity of wireless networks more efficiently than can be done with current products in the marketplace. This is especially true inside buildings and in outdoor areas where there is often poor wireless service. We believe that over time many customers will look to deploy solutions that rely upon Internet protocol (as opposed to solutions based entirely in radio frequencies) to achieve these aims. The present market for the sale of these coverage and capacity solutions is growing rapidly, but is also highly fragmented.
     In addition to targeting growth in these fiber-based and wireless market segments, we will also seek to expand our presence in growing geographic markets such as China, Latin America, Eastern Europe and Russia, the Middle East and Africa, and India. This is because we expect communications spending rates in developing countries to outpace such rates in more developed parts of the world for the foreseeable future.
Business Priorities
     Given our beliefs about the conditions of the global economy and the marketplace in our industry, we believe we must focus on the following business priorities to advance our market goals:
•	Business growth in fiber-based and wireless communications networks, especially in the markets and geographies we consider to be of high strategic importance;

•	Improved customer service through realignment and focus within our sales and marketing activities; and

•	Operational excellence that drives low cost industry leadership and provides our customers with superior products and support.
     Business Growth in Areas of High Strategic Importance. We are focused on growing our business in markets and geographies we consider to be of high strategic importance. We will service the high growth market segments within fiber-based and wireless communications networks with central office fiber, FTTX and wireless coverage and capacity product solutions. We will also focus on rapidly growing geographies, such as the developing markets in China, Latin America, Eastern Europe and Russia, the Middle East and Africa, and India. These are the markets and geographies where we expect spending by our customers to increase most significantly in the long-term.
     We currently hold established presences in many of these markets and geographies. As such, we believe growth may come either from our own internal initiatives to expand our product offerings through research and development activities, additional sales, marketing and other operating resources, or from the acquisition of new products, sales channels and operations in such areas.
     There are many recent examples of these internal and acquisition based activities.
     Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims. This includes a portfolio of projects with varying risk and reward profiles. Internally, we have developed and introduced a number of new products that are designed to help our customers accelerate the deployment of fiber-intensive and wireless broadband networks, serving business, residential and mobile subscribers. These products include RealFlextm reduced bend radius rider solutions, OmniReachtm rapid fiber solutions for multi-dwelling units, FlexWavetm outdoor wireless coverage and capacity solutions, OmniReachtm plug-and-play FTTX products, ComproTecttm gas discharge protection blocks that protect electronics in cabinets from lightening strikes, and FiberGuide® and RiserGuide® solutions for central offices and enterprise organizations that organize and protect fiber optic cables.
     We have also expanded our business through acquisitions. For example, we greatly enhanced our wireless coverage and capacity product set through our acquisition of LGC in December 2007. This acquisition also greatly expanded our sales channels for wireless products. Similarly, our acquisition of Century Man in January 2008 provided us with a significantly greater sales channel into China and other developing markets in Asia.
     Several of our largest customers have engaged in consolidation to gain greater scale and broaden their service offerings. These consolidations create companies with greater market power which, in recent years, has placed significant pricing pressure on the products we and other equipment vendors sell. We expect this trend to continue. To better serve these larger customers, we believe it is appropriate for companies within our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products. We expect to fund potential acquisitions with existing cash resources, the issuance of shares of common or preferred stock, the issuance of debt or equity linked securities or through some combination of these alternatives. We also will continue to evaluate and monitor our existing business and product lines for growth and profitability potential. If we believe it to be necessary, we will deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision.
     Realignment and Focus Within Sales and Marketing Activities. We also are focused on developing ways to sell more of our current portfolio and our newly developed products to existing customers and to introduce our products to new customers. The cornerstone of these initiatives is our commitment to understand and respond to our customers’ needs.
     To improve our ability to deliver solutions to customers that can integrate multiple product sets, we presently are reorganizing many of our sales and marketing activities around the types of customers that we serve (e.g., carriers, enterprise, original equipment manufacturers, etc.). This differs from a historical alignment of our sales and marketing resources that were more narrowly focused on the product sets that we sell. We believe this new market-based alignment will enable us to better understand and serve the needs of our customers with a broader spectrum of our products and services.
     We also continuously seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value added resellers. We have over 500 value-added reseller partners worldwide. In addition, we are expanding our relationships with distributors such as Anixter and Graybar that make our products more readily available to a wider base of customers worldwide.

     Operational Excellence and Low Cost Industry Leadership. We remain highly committed to creating a compelling value proposition for our customers. This includes helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges in providing communications services to end-users. We strive to offer customer-specific solutions, price-competitive products with high functionality and quality, and world-class customer service and support that collectively will better position us to grow our business in a cost-effective manner.
     We also continue to implement initiatives as part of an overall program we call “competitive transformation” in order to improve the efficiency of our operations. Among other actions, this initiative includes:
•	migrating sales volume to customer-preferred, leading technology products and sunsetting end of life products;

•	improving our customers’ ordering experience through a faster, simpler, more efficient inquiry-to-invoice process;

•	redesigning product lines to gain efficiencies from the use of more common components and improve customization capabilities;

•	increasing direct material savings from strategic global sourcing;

•	improving cash flow from supplier-managed inventory and lead-time reduction programs;

•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas;

•	reducing the number of locations from which we conduct general and administrative support functions; and

•	focusing our resources on core operations, and, where appropriate, using third parties to perform non-core processes.
     This program has yielded significant cost savings to our operations throughout the last three fiscal years. These savings help to generate leverage in our operating model and help to offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results.
     Our ability to implement this strategy and operate our business effectively is subject to numerous uncertainties, the most significant of which are described in Part 1, Item 1A “Risk Factors” in this Form 10-K. We cannot assure you that our efforts will be successful.
Product and Service Offering Groups
     The following table shows the percent of net sales for each of our three reportable segments for the three fiscal years ended October 31, 2008, 2007 and 2006:

Reportable Segment	2008	2007	2006
Connectivity	75.9%	79.4%	79.6%
Network Solutions	11.6	7.7	7.9
Professional Services	12.5	12.9	12.5

Total	100.0%	100.0%	100.0%

     Below we describe the primary products and services offered by each of these segments. See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information regarding our three business segments as well as information regarding our assets and sales by geographic region.
Connectivity
     Our connectivity devices are used in copper (twisted pair), coaxial, fiber-optic, wireless and broadcast communications networks. These products generally provide the physical interconnections between network components or access points into networks. As of October 31, 2008, these products include:
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

     FTTX Products. ADC’s OmniReachtm product family of fiber distribution terminals, fiber access terminals, passive optical splitter modules, wavelength division multiplexer modules, connectors and drop cables provide a flexible architecture that is easily implemented in the deployment of FTTX.
     Fiber Distribution Panels and Frame Products. Fiber distribution panels and frames, which are functionally similar to copper cross-connect modules and bays, provide interconnection points between fiber-optic cables entering a service provider’s serving office and fiber-optic cables connected to fiber-optic equipment within the serving office.
     RF Signal Management Products. Our Radio Frequency (“RF”) products are designed to meet the unique performance requirements of video, voice and data transmission over coaxial cable used in today’s cable television networks and telephony carrier networks. Our RFWorx® product family leads the industry by offering the “plug-and-play” flexibility of combiners, splitters, couplers and forward/reverse amplification modules in a single platform designed for optimum cable management. The RFWorx system provides network design engineers with a wide range of RF signal management tools that are essential in an evolving video, voice and data communications environment.
     Power Distribution and Protection Panels. Our PowerWorx® family of circuit breaker and fuse panels are designed to power and protect network equipment in multi-service broadband networks.
     Modular Fiber-Optic Cable Systems. Our FiberGuide® system provides a segregated, protected method of storing and managing fiber-optic patch cords and cables within a service provider’s serving office.
     Structured Cabling Products. Our TrueNet® Structured cabling products are the cables, jacks, plugs, jumpers, frames and panels used to connect desk top systems like personal computers to the network switches and servers in large enterprise campuses, high-rise buildings and data centers. Our TrueNet® cabling products include various generations of twisted-pair copper cable and apparatus capable of supporting varying bandwidth requirements, as well as multi-mode fiber systems used primarily to interconnect switches, servers and commercial campus locations.
     Broadcast and Entertainment Products. Broadcast and Entertainment products are audio, video, data patching and connectors used to connect and access worldwide broadcast radio and television networks. Our Pro-Patch® products are recognized as the industry leader in digital broadcast patching. Our ProAx® triaxial connectors are used by operators of mobile broadcast trucks, DBS satellite and large venue, live broadcasts such as the Olympic games. We have introduced a new line of HDTV products for the digital broadcast industry.
     Other Connectivity Products. A variety of other products, such as patch cords, media converters, splitter products and jacks and plugs, are used by telecommunications service providers and private networks to connect, monitor and test portions of their networks.
Network Solutions
     Our Network Solutions products help improve coverage and capacity for wireless networks. As of October 31, 2008, these products include:
     In-building Wireless Coverage/Capacity Solutions. Our recently acquired LGC family of wireless systems products includes solutions that address a wide range of coverage and capacity challenges for wireless network operators in in-building environments. These solutions include a complete line of indoor products that provide complete coverage for a single building or an entire campus. We sell these solutions directly to the major providers of cellular telephone services, to national and regional carriers, including those in rural markets, enterprise markets and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.
     Mobile Network Solutions. Our family of mobile network base station systems provides complete mobile capacity and coverage solutions. These products include base stations, base station controllers and mobile switching centers that are used by cruise ships, on islands and in other remote locations and large enterprises. We also offer our ClearGain® family of tower-top and ground mounted amplifier products, which are distributed globally for all major air interfaces. These products amplify wireless signals and enhance performance and are sold primarily to wireless carriers.
     Outdoor Wireless Coverage/Capacity Solutions. Our FlexWavetm family of wireless systems products addresses a wide range of coverage and capacity challenges for wireless network operators in outdoor metro and expanded venue environments. This solution includes: (i) applications to address challenging locations such as tunnels, traffic corridors and urban centers, (ii) cellular base station hotels that serve significant segments of a metropolitan area, and (iii) neutral host applications that serve multiple carriers simultaneously. This solution is sold directly to the major providers of cellular telephone services, to the national and regional carriers, including those in rural markets, and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.
     Wireline Solutions. Our wireline products (principally Soneplex® and HiGain®) enable communications service providers to deliver high capacity voice and data services over copper or optical facilities in the “last mile/kilometer” of communications networks, while integrating functions and capabilities that help reduce the capital and operating costs of delivering such services. The LoopStar® product family provides our customers with a flexible and economical optical transport platform for both legacy voice and next-generation voice protocols. The LoopStar® portfolio provides “last mile/kilometer” and inter-office data transport to support a wide array of business service offerings at a variety of different transmission rates.
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
     We offer these services primarily in North America and recently announced our intention to divest the services business that we operate in Europe. This decision was made because the business in Europe was not seen as strategic to our long-term goals.
Customers
     Our products and services are used by customers in three primary markets:
•	the public communications network market worldwide, which includes major telephone companies such as Verizon, AT&T, Sprint, Telefonica, Deutsche Telecom and BellCanada, local telephone companies, long-distance carriers, wireless service providers, cable television operators and broadcasters;

•	the private and governmental markets worldwide, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and

•	other communications equipment vendors, which incorporate our products into their products and systems that they in turn sell into the above markets.
     Our customer base is relatively concentrated, with our top ten telecommunication customers accounting for 42.5%, 45.5% and 44.0% of our net sales in fiscal 2008, 2007 and 2006, respectively. Our largest customer, Verizon, accounted for 16.5%, 17.8% and 16.0% of our net sales in fiscal 2008, 2007 and 2006, respectively. The merger of AT&T and BellSouth (collectively “AT&T”) during fiscal 2007 created another large customer for us. In fiscal 2008 and fiscal 2007 the combined company accounted for approximately 16.0% and 15.4% of our net sales, respectively.
     Outside the United States, we market our products to communications service providers, owners and operators of private enterprise networks, cable television operators and wireless service providers. Our non-U.S. net sales accounted for approximately 40.8%, 37.0% and 39.1% of our net sales in fiscal 2008, 2007 and 2006, respectively. Our EMEA region (Europe, Middle East and Africa) accounted for the largest percentage of sales outside of North America and represented 20.6%, 19.0% and 22.6% of our net sales in fiscal 2008, 2007 and 2006, respectively.
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
Research and Development
     Given the constant evolution of technology in our industry, we believe our future success depends, in part, on our ability to develop new products so we can continue to anticipate and meet our customers’ needs. We continually review and evaluate technological changes affecting our industry and invest in applications-based research and development. The focus of our research and development activities will change over time based on customer needs and industry trends as well as our decisions regarding those areas in which we believe we are most likely to achieve success. As part of our long-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances relating to new products and technologies from sources outside ADC. Our expenses for internal research and development activities were $83.5 million, $69.6 million and $70.9 million in fiscal 2008, 2007 and 2006, respectively, which represented 5.7%, 5.5% and 5.8% of our total revenues in each of those fiscal years.
     During fiscal 2008, our research and development activities were directed primarily at the following areas:
•	fiber connectivity products for FTTX initiatives and central office applications;

•	high-performance structured cables, jacks, plugs, jumpers, frames and panels to enable the use of increasingly higher-performance IP network protocols within private networks;

•	wireless coverage and capacity solutions that enable our customers to optimize their network coverage.
Competition
     Currently, our primary competitors include:
     For Connectivity products: 3M, CommScope, Corning, Panduit and Tyco.
     For Network Solutions products: Adtran, CommScope, Mobile Access and Powerwave
     For Professional Services: AFL Telecommunications, Alcatel-Lucent, EMBARQ Logistics, Ericsson, Mastec, NEC, and Telamon.
     Competition in the communications equipment industry is intense. This is because we and other equipment vendors are competing for the business of fewer and larger customers as service providers have consolidated significantly over the past several years. As these customers become larger, they have more buying power and are able to negotiate lower pricing. In addition, there are rapid and extensive technological developments within the communications industry that can and have resulted in significant changes to the spending levels and trends of these large customers, which further drives competition among equipment vendors.
     We believe that our success in competing with other communications product manufacturers in this environment depends primarily on the following factors:
•	our long-term customer relationships;

•	our brand recognition and reputation as a financially-sound, long-term supplier to our customers;

•	our engineering (research and development), manufacturing, sales and marketing skills;

•	the price, quality and reliability of our products;

•	our delivery and service capabilities; and

•	our ability to contain costs.
Manufacturing and Suppliers
     We manufacture a variety of products that are fabricated, assembled and tested in facilities around the world. In an effort to reduce costs and improve customer service, we generally attempt to manufacture our products in low cost areas located in the region of the world where they will be deployed. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products. We estimate that products manufactured by these companies accounted for approximately 20% of our aggregate net sales for the Connectivity and Network Solutions segments of our business in fiscal 2008.
     We purchase raw materials and component parts from many suppliers located around the world through a global sourcing group. Although many of these items are single-sourced, we have not experienced any significant difficulties to date in obtaining adequate quantities. Throughout most of fiscal 2008, there were significant increases in the prices we paid for many raw materials, especially copper and resins. We were able to pass some of these cost increases on to our customers. Our efforts in recent years to reduce operating costs also offset many of the commodity price increases through sourcing initiatives and other operational efficiencies. Following this significant rise in raw materials and commodity costs, the global macro-economic conditions has caused the prices for many commodities to decline in recent months. Circumstances relating to the availability and pricing of materials could change and our ability to mitigate price increases or to take advantage of price decreases in the future will depend upon a variety of factors, such as our purchasing power and the purchasing power of our customers.
     In order to meet the lead time expectations of our customers we and other companies in our industry need to carry significant amounts of inventory of raw materials and finished goods.
Intellectual Property
     We own a portfolio of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset as they allow us to sell unique products and provide protection from our competitors selling similar products. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.
     We registered the initials “ADC” as well as the name “KRONE,” each alone and in conjunction with specific designs, as trademarks in the United States and various foreign countries. U.S. trademark registrations generally are for a term of ten years, and are renewable every ten years as long as the trademark is used in the regular course of trade.
Seasonality
     During fiscal 2008 we announced that beginning with our fiscal year 2009 our fiscal year will end on September 30th. This change was implemented to better align our financial reporting periods with those of our industry peers. During fiscal 2009 our first three quarters will end on January 30th, May 1st and July 31st, respectively. Our fourth fiscal quarter will then end on September 30, 2009. Thereafter our first three fiscal quarters generally will end near the last day of December, March, June and our fiscal year will end on September 30th.
     Presently, sales in our second quarter that ends near the end of April and our third quarter that ends near the end of July are generally higher than sales in our other two quarters. While the seasonality of our business will remain unchanged on a calendar year basis, we expect this shift in our fiscal year end to impact the quarterly breakdown of our results during the fiscal year beginning in fiscal 2010.
     Presently our first quarter results usually are affected adversely by the holiday season that extends from Thanksgiving through New Year’s day and the preparation of annual capital spending budgets by many of our customers during this time. We do not expect this to change when we change our fiscal year. In addition, presently our fourth quarter sales often are lower than third quarter days because capital spending by our customers begins to decline at the beginning of the fourth quarter of the calendar year (i.e. in October). When we change our fiscal year, this trend may no longer impact our fourth fiscal quarter and instead is likely to impact our first quarter results further.
     The number of sales days for each of our quarters in fiscal 2009 are: 58 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and, because of our transition to a fiscal year that ends on September 30th, 42 days in the fourth quarter. The number of sales days for each of our quarters in fiscal 2008 were: 62 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and 64 days in the fourth quarter.

Employees
     As of October 31, 2008, we employed approximately 10,600 people worldwide, which is an increase of approximately 1,550 employees since October 31, 2007. The increase primarily represents the addition of employees associated with our acquisitions of LGC and Century Man.
Executive Officers of the Registrant
     Our executive officers are:

		Officer
Name	Office	Since	Age
Robert E. Switz	Chairman, President and Chief Executive Officer	1994	62
James G. Mathews	Vice President, Chief Financial Officer	2005	57
Hilton M. Nicholson	Vice President, President, Network Solutions Business Unit	2006	50
Patrick D. O’Brien	Vice President, President, Global Connectivity Solutions Business Unit	2002	45
Richard B. Parran, Jr	Vice President, President, Professional Services Business Unit	2006	52
Steven G. Nemitz	Vice President and Controller	2007	34
Laura N. Owen	Vice President, Chief Administrative Officer	1999	52
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	49
Kimberly S. Hartwell	Vice President, Global Go-To-Market	2008	46
     Mr. Switz joined ADC in January 1994 as ADC’s Chief Financial Officer. He served in this capacity until he was appointed as our Chief Executive Officer in August 2003. He was appointed Chairman of our Board of Directors in July 2008. From 1988 to 1994, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics. His last position at Burr-Brown was as Vice President, Chief Financial Officer and Director, Ventures and Systems Business.
     Mr. Mathews joined ADC in 2005 as our Vice President and Controller. He served in this capacity until he was appointed as our Chief Financial Officer in April 2007. From 2000 to 2005 Mr. Mathews served as Vice President-Finance and Chief Accounting Officer for Northwest Airlines which filed for Bankruptcy Reorginazation under Chapter 11 is U.S. Bankruptcy Court in September 2005. Prior to joining Northwest Airlines, Mr. Mathews was Chief Financial and Administrative Officer at CARE-USA, the world’s largest private relief and development agency. Mr. Mathews also held a variety of positions at Delta Air Lines, including service as Delta’s Corporate Controller and Corporate Treasurer.
     Mr. Nicholson joined ADC in July 2002 as President of our IP Cable Business Unit, a position he held until June 2004 when we completed the divestiture of this business. In June 2004, Mr. Nicholson left ADC to work for 3com, a provider of secure and converged networking solutions, where he held the position of Senior Vice President of Product Operations. In March 2006, Mr. Nicholson returned to ADC as Vice President, President, Active Infrastructure Business Unit, which we recently renamed to Network Solutions. He previously was employed by Lucent Technologies from 1995 to 2002. His last position at Lucent Technologies was Vice President and General Manager, Core Switching and Routing Divisions.
     Mr. O’Brien joined ADC in 1993 as a product manager for the company’s DSX products. During the following eight years, he held a variety of positions of increasing responsibility in the product management area, including Vice President and General Manager of copper and fiber connectivity products. Mr. O’Brien served as President of our Copper and Fiber Connectivity Business Unit from October 2002 to May 2004. From May 2004 through August 2004, Mr. O’Brien served as our President and Regional Director of the Americas Region. He was named President of ADC’s Global Connectivity Solutions Business Unit in September 2004. Prior to joining ADC, Mr. O’Brien was employed by Contel Telephone for six years in a network planning capacity.
     Mr. Parran joined ADC in November 1995 and served in our business development group. From November 2001 to November 2005 he held the position of Vice President, Business Development. In November of 2005 Mr. Parran became the interim leader of our Professional Services Business Unit. In March 2006 he was appointed Vice President, President, Professional Services Business Unit. Prior to joining ADC, Mr. Parran served as a general manager of the business services telecommunications business for Paragon Cable and spent 10 years with Centel in positions of increasing responsibility in corporate development and cable and cellular operations roles.
     Mr. Nemitz joined ADC in January 2000 as a financial analyst and rose to the position of principal financial analyst by September 2002. In September 2002, Mr. Nemitz left ADC to work for Zomax Incorporated, a provider of media and supply chain solutions, where he held the position of corporate accounting manager. In September 2003, Mr. Nemitz returned to ADC as a corporate finance manager. He became the finance manager of our Global Connectivity Solutions business unit in October 2004, Americas Region

Controller in November 2005 and Assistant Corporate Controller in August 2006. Beginning in May 2007, he began service as our Corporate Controller.
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
     Ms. Hartwell joined ADC in July, 2004 as Vice President of Sales, National Accounts and became Vice President, Go-To-Market Americas in 2007. She became Vice President, Global-Go-To-Market in July, 2008. In this role, she leads our sales, marketing, customer service and technical support functions worldwide. Prior to joining ADC, Ms. Hartwell was Vice President of Marquee Accounts at Emerson Electric Corporation, a manufacturer of electrical, electronic and other products for consumer, commercial, communications and industrial markets from June 2003 to June 2004.

Item 1A.	RISK FACTORS
     Our business faces many risks. Below we describe some of these risks. Additional risks of which we currently are unaware or believe to be immaterial may also result in events that could negatively impact our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.
Risks Related to Our Business
Our industry is highly competitive, and our product and services sales are subject to significant downward pricing and volume pressure.
     Competition in the broadband network infrastructure equipment and services industry is intense. Overall spending for communications infrastructure products has not increased significantly in recent years and is not expected to increase significantly in the next several years. In fiscal 2009, we expect customer spending to decline due to the current global macro-economic conditions, although we do expect spending on infrastructure equipment for next-generation networks such as FTTX products and wireless coverage and capacity solutions to increase over the longer term. Our continued ability to compete with other manufacturers of communications equipment depends in large part on whether we can continue to develop and effectively market next-generation infrastructure products.
     We believe our ability to compete with other manufacturers of communications equipment products and providers of related services depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses.
     We have experienced, and anticipate continuing to experience, greater pricing pressures from our customers as well as our competitors. In part, this pressure exists because our industry currently is characterized by many vendors pursuing relatively few large customers. As a result, our customers have the ability to exert significant pressure on us with respect to product pricing and other contractual terms. In recent years, a number of our large customers have engaged in business combination transactions. Accordingly, we have fewer large-scale customers, and these customers have even greater scale and buying power.
Our sales and operations may be impacted adversely by current global economic conditions.
     For the last several months, financial markets globally have experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that, among other concerns, include severely restricted credit. Largely as a result of these disruptions in financial markets, most analysts believe the global economy has entered a potentially prolonged recession. These economic developments may adversely affect businesses like ours in a number of ways, such as:
•	Restricted credit markets may limit the ability of some of our customers and suppliers to obtain financing for significant purchases and operations, including potential significant telecommunications infrastructure projects. If customers are unable to finance operations or infrastructure projects, we may experience a slowdown in demand for our product and services. Further, these conditions could disrupt the availability of raw materials and supplies we use as well as our use of contract manufacturers and other vendors. Our ability to find suitable replacement sources or vendors cannot be assured nor can we be certain the prices and terms associated with retaining such replacements would be favorable to us.

•	Demand for the goods and services our customers provide to their clients may slow, and this, in turn, may cause our customers to spend less on the products and services we sell.

•	Competition to complete sales among our competitors may heighten and create pressure to sell products and services at lower prices or on terms that are less advantageous than we have experienced historically.
     The severity and length of the present disruptions in the financial markets and the global economy are unknown. There can be no assurance that there will not be a further deterioration in financial markets and in business conditions generally.
Our gross margins may vary over time, and our level of gross margin may not be sustainable.
     Gross margins among our product groups vary and are subject to fluctuation from quarter to quarter. Many of our newer product offerings, such as our FTTX products, typically have lower gross margins than our legacy products. As these new products increasingly account for a larger percentage of our sales, our gross margins are likely to be impacted negatively. This and other factors that may impact our gross margins adversely are numerous and include:
•	Changes in customer, geographic, or product mix, including the mix of configurations within each product group;

•	Introduction of new products, including products with price-performance advantages;

•	Our ability to reduce product costs;

•	Increases in material or labor costs;

•	Expediting costs incurred to meet customer delivery requirements;

•	Excess inventory and inventory carrying charges;

•	Obsolescence charges;

•	Changes in shipment volume;

•	Changes in component pricing;

•	Increased price competition;

•	Changes in distribution channels;

•	Increased warranty cost;

•	Liquidated damages costs relating to customer contractual terms; and

•	Our ability to manage the impact of foreign currency exchange rate fluctuations.
We are becoming increasingly dependent on specific network expansion projects undertaken by our customers, which are subject to intense competition and result in sales volatility.
     Our business increasingly is focused on the sale of products, including our FTTX products and wireless coverage and capacity solutions, to support customer initiatives to expand broadband and coverage capabilities in their networks. These products increasingly have been deployed by our customers outside their central offices in connection with specific capital projects to increase network capabilities.

     Because of these project-specific purchases by our customers, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter has diminished substantially. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter.
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
     In addition, the efforts to cut costs may not generate the savings and improvements in our operating margins and profitability we anticipate and such efforts may be disruptive to our operations. For example, cost savings measures may yield unanticipated consequences, such as attrition beyond planned reductions in force or increased difficulties in our day-to-day operations, and may adversely affect employee morale. Although we believe it is necessary to reduce the cost of our operations to improve our performance, these initiatives may preclude us from making potentially significant expenditures that could improve our product offerings and competitiveness over the longer term.
Further consolidation among our customers may result in the loss of some customers and may reduce revenue during the pendency of business combinations and related integration activities.
     We believe consolidation among our customers in the future will continue in order for them to increase market share and achieve greater economies of scale. Consolidation has impacted our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of network equipment during the integration period. For example, following the merger of SBC Communications with AT&T and the merger of AT&T with BellSouth, the combined companies initially deferred spending on certain network equipment purchases, which resulted in lower product sales by ADC to these companies.
     The impact of significant mergers among our customers on our business is likely to be unclear until sometime after such transactions are completed. After a consolidation occurs, a customer may choose to reduce the number of vendors from which it purchases equipment and may choose one of our competitors as its preferred vendor. There can be no assurance that we will continue to supply equipment to the surviving communications service provider after a business combination is completed.
Our profitability could be impacted negatively if one or more of our key customers substantially reduces orders for our products and/or transitions their purchases towards lower gross margin products.
     Our customer base is relatively concentrated, with our top ten customers accounting for 42.5%, 45.5% and 44.0% of net sales for fiscal 2008, 2007 and 2006, respectively. In addition, our largest customer, Verizon, accounted for 16.5%, 17.8% and 16.0% of our net sales in fiscal 2008, 2007 and 2006, respectively. The merger of AT&T and BellSouth in our fiscal 2007 created another large customer for us. In fiscal 2008 and 2007, this combined company accounted for approximately 16.0% and 15.4% of our sales, respectively.
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
     Gross margins vary among our product groups and a shift in our customers’ purchases toward a product mix (i.e., the amount of each type of product we sell in a particular period) with lower margin products could result in a reduction in our profitability.

Our Professional Services business is exposed to risks associated with a highly concentrated customer base.
     Most of our Professional Services are provided to customers in the United States. As a result of the merger of SBC Communications with AT&T and the merger of AT&T and BellSouth, our Professional Services business in the United States is heavily dependent upon sales to the combined company resulting from these mergers. If, over the long-term, AT&T reduces the demand for services we provide to it, we may not be successful in finding new customers to replace the lost sales for a period of time. Therefore, sales by our Professional Services business could decline substantially and have an adverse effect on our business and operating results.
Our market is subject to rapid technological change and, to compete effectively, we must continually introduce new products that achieve market acceptance.
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
     Many of our competitors have greater engineering and product development resources than we have. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.
We may not successfully close strategic acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses with our existing operations.
     We acquired LGC and Century Man in the first quarter of fiscal 2008. In the future, we intend to acquire other companies and/or product lines that we believe are aligned with our strategic focus. We cannot provide assurances that we will be able to find appropriate candidates for acquisitions, reach agreement to acquire them, have the cash or other resources necessary to acquire them, or obtain requisite shareholder or regulatory approvals needed to close strategic acquisitions. The significant effort and management attention invested in a strategic acquisition may not result in a completed transaction.
     The impact of future acquisitions on our business, operating results and financial condition are not known at this time. In the case of businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and materially adversely affect our operating results and financial condition. Also, we may not be able to retain key management and other critical employees after an acquisition. We may also acquire unanticipated liabilities. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.
Access to our existing line of credit requires that we meet several covenants, which could be more challenging in a difficult operating environment. Moreover, if we need to utilize our existing line of credit, our operational flexibility may be impaired. If we seek to secure other financing, we may not be able to obtain it on acceptable terms.
     We currently have a $200.0 million line of credit that has not been utilized. The line of credit contains numerous restrictive covenants and conditions regarding the state of our business that could limit or cease our ability to utilize the line of credit, limit our operating flexibility and impair our ability to undertake strategic acquisitions or other transactions, or, if we have drawn funds on the line of credit, accelerate repayment terms on borrowed amounts. Further, if we utilize the line of credit our earnings per share could be diluted.
     Based on current business operations and economic conditions, and expected cash flows from operations, we currently anticipate that our available cash resources (which include existing cash, cash equivalents and our line of credit), will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to utilize our existing line of credit or raise additional funds. In addition, if the cost of one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital.
     If we determine it is necessary to seek other additional funding for any reason, we may not be able to obtain such funding or, if funding is available, obtain it on acceptable terms.
We have recorded significant impairment charges to reduce the carrying value of certain auction-rate securities we hold, and additional impairment charges with respect to auction-rate securities may occur in the future.
     Credit concerns in the capital markets have all but eliminated our ability to liquidate auction-rate securities that we classify as long-term available-for-sale securities on our balance sheet. These securities represent interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing debt obligations, and dividend-yielding preferred stock. Some of the underlying collateral for the auction-rate securities we hold consists of sub-prime mortgages. Starting in the fourth quarter of fiscal 2007, we began recording other-than-temporary impairment charges on these securities. We estimated the fair value of the auction-rate securities with the assistance of a valuation specialist. In fiscal 2008, we recorded other-than-temporary impairment charges of $100.6 million. As such, the estimated fair value and current carrying value of these holdings as of October 31, 2008 was $40.4 million. The estimated fair value of these securities could continue to decrease unless a market develops for them, something we do not anticipate happening in the foreseeable future. As such, the estimated fair value of these securities may further decrease substantially.
We may complete transactions, undertake restructuring initiatives or face other circumstances in the future that will result in restructuring or impairment charges, including, but not limited to, significant goodwill impairment charges.
     From time to time we have undertaken actions that have resulted in restructuring charges. We may take such actions in the future either in response to slowdowns or shifts in market demand for our products and services or in connection with other initiatives to improve our operating efficiency.
     In addition, if the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services or a downturn in our financial performance and/or future outlook, we may be required to take an impairment charge on such assets, including goodwill.
     We are required to test goodwill and other intangible assets with indefinite life periods for potential impairment on the same date each year and on an interim basis if there are indicators of a potential impairment. We also are required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. One potential indicator of impairment is the value of our market capitalization compared to our net book value. Significant declines in our market capitalization could require us to record material goodwill and other impairment charges.
     Restructuring and impairment charges could have a negative impact on our results of operations and financial position.
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
     Additional regulatory changes affecting the communications industry have occurred and are anticipated both in the United States and internationally. For example, a European Union directive relating to the restriction of hazardous substances (“RoHS”) in electrical and electronic equipment and a directive relating to waste electrical and electronic equipment (“WEEE”) have been and are being implemented in EU member states. In addition, a new regulation regarding the registration, authorization and restriction of chemical substances in industrial products (“REACH”) became effective in the EU in 2007. Over time this regulation, among other items, may require us to substitute certain chemicals contained in our products with substances the EU considers less dangerous. Among other things, the RoHS directive restricts the use of certain hazardous substances in the manufacture of electrical and electronic equipment and the WEEE directive requires producers of electrical goods to be responsible for the collection, recycling, treatment and disposal of these goods. In addition, similar laws to RoHS and WEEE were passed in China in February 2006, as well as in South Korea in April 2007. The Chinese law became effective in March 2007. We understand governments in other countries are considering implementing similar laws or regulations. Our inability or failure to comply with the REACH, RoHS and WEEE directives, or similar laws and regulations that have been and may be implemented in other countries, could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, monetary penalties and other sanctions. In addition, the costs associated with complying with the REACH, RoHS and WEEE directives, or similar laws and regulations, may be material and adversely affect our business and results of operation.
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
     Our sales outside the United States accounted for approximately 40.8%, 37.0% and 39.1% of our net sales in fiscal 2008, 2007 and 2006, respectively. We expect sales outside the United States to remain a significant percentage of net sales in the future. In addition to sales and distribution activities in numerous countries, we conduct manufacturing or other operations in the following countries: Australia, Austria, Belgium, Brazil, Canada, Chile, China, Czech Republic, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.
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

We are subject to special risks relating to doing business in China.
     Our operations in China are subject to significant political, economic and legal uncertainties. Changes in laws and regulations or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our operations of China. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, there can be no assurance that the government will continue to pursue these policies, especially in the event of a change in leadership, social, political or economic disruption or other circumstances affecting China’s social, political and economic environment.
     Although not permitted under Chinese law, corruption, extortion, bribery, payoffs and other fraudulent practices occur from time to time in China. We must comply with U.S. laws prohibiting corrupt business practices outside the United States. Foreign companies, including some of our competitors, are not subject to these laws. If our competitors in China engage in these practices, we may be at a competitive disadvantage. We maintain a business conduct program to prevent, deter and detect violations of law in the conduct of business throughout the world. We conduct periodic reviews of our business practices in China and train our personnel in China on appropriate ethical and legal business standards. However, a risk remains that our employees will engage in activities that violate laws or our corporate policies. This is particularly true in instances in which new employees we hire or the employees of a company we may acquire may not previously have been accustomed to operating under similar standards. In the event an employee violates applicable laws pertaining to sales practices, accounting standards, facility operations or other business or operational requirements, we may face substantial penalties, and our business in China could be affected adversely.
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
Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
     Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of components that are not easy to obtain, that must be purchased in bulk to obtain favorable pricing or that require long lead times. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated production requirements, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions and/or inventory write-downs, which could adversely affect our business and results of operations.
Compliance with internal control requirements is expensive and poses certain risks.
     We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Expansion of our business, particularly in international geographies, will necessitate ongoing changes to our internal control systems, processes and information systems. In addition, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain that as our business changes, our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis.
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
     Our ability to manufacture our products is dependent upon the availability of certain raw materials and supplies. In some instances these materials or supplies may be available from only one or a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand for our products. The costs to obtain these raw materials and supplies are subject to price fluctuations, which may be substantial, because of global market demands. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may affect available supplies. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.
     Reduced supply and higher prices of raw materials and supplies as well as potential delays in obtaining materials or supplies may affect our business, operating results and financial condition adversely. We cannot guarantee that sufficient quantities or quality of raw materials and supplies will be as readily available in the future, that they will be available at acceptable prices, or how the prices at which we sell our products will be impacted by the prices at which we, or any contract manufacturers we utilize, obtain raw materials or supplies. Our ability to pass increases in the prices of raw materials and supplies along to our customers is uncertain. Delays in implementing price increases we are able to make or a failure to achieve market acceptance of future price increases could have a material adverse impact on our results of operations. Further, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which could have a material adverse impact on our results of operations.
If our manufacturing operations suffer production or shipping delays or if we do not have sufficient manufacturing capabilities, we may experience difficulty in meeting customer demands.
     We internally produce or rely on contract manufacturers to produce a wide range of finished products as well as components used in our finished products at various locations around the world. We also periodically realign our manufacturing capacities among various manufacturing facilities in an effort to improve efficiencies and our competitive position. Disruption of our ability to produce or distribute from any of these facilities due to mechanical failures, fires, electrical outages, shipping interruptions, labor issues, natural disasters or other reasons could adversely impact our ability to produce our products in a cost-effective and timely manner. In addition, there are risks associated with actions we may take to realign manufacturing capacities among facilities such as: potential disruptions in production capacity necessary to meet customer demand; decreases in production quality; disruptions in the availability of raw materials and supplies; delays in the movement of necessary tools and equipment among facilities; and adequate personnel to meet production demands caused by planned production shifts. In the event of any of these disruptions, we could lose sales, suffer increased operating costs and suffer customer relations problems, which may adversely affect our business and results of operations.
     In addition, it is possible from time to time that we may not have sufficient production capacity to meet customer demand whether through our internal facilities or through contract manufacturers we utilize. In such an event we may lose sales opportunities and suffer customer relations problems, which may adversely affect our business and results of operations.
We may encounter litigation that has a material impact on our business.
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time.
     As of October 31, 2008, we had recorded approximately $10.8 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
We are subject to risks associated with changes in commodity prices, interest rates, security prices, and foreign currency exchange rates.
     We face market risks from changes in certain commodity prices, security prices and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We may reduce these risks through the use of derivative financial instruments.

     Additionally, we have exposure to foreign denominated revenues and operating expenses through our operations in various countries. As of October 31, 2008, we mitigated a certain portion of exposure to Mexican peso operating expenses throughout fiscal 2009 by purchasing forward contracts, enabling us to purchase Mexican pesos over the next twelve months at specified rates.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2008, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, and Singapore dollar.
Our ability to operate our business and report financial results is dependent on maintaining effective information management systems.
     We rely on our information management systems to support critical business operations such as processing sales orders and invoicing, inventory control, purchasing and supply chain management, payroll and human resources, and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. In addition, when we acquire other companies we often take actions to migrate their information management systems to the systems we use. If we are unable to adequately maintain these systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, financial results, or our ability to report such results timely and accurately.
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
     Furthermore, components of the compensation of many of our key employees are dependent on the price of our common stock. Lack of positive performance in our stock price may affect our ability to retain key employees.
Anti-takeover provisions in our charter documents, our shareholder rights agreement and Minnesota law could prevent or delay a change in control of our company.
     Provisions of our articles of incorporation and bylaws, our shareholder rights agreement (also known as a “poison pill”) and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are willing to pay for our common stock. These provisions include the following:
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
Item 1B.  UNRESOLVED STAFF COMMENTS
     None.
Item 2.  PROPERTIES
     We own our approximately 500,000 sq. ft. corporate headquarters facility, which is located in Eden Prairie, Minnesota. During 2005, we entered into a lease agreement with Wells Fargo Bank, N.A. to lease approximately 112,000 square feet of this facility. The remaining lease term is approximately seven years.
     In addition to our headquarters facility, our principal facilities as of October 31, 2008, consisted of the following:
•	Shakopee, Minnesota — approximately 370,000 sq. ft., owned; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;

•	Marietta, Georgia — approximately 86,000 sq. ft., leased; administration and operations facility used for our professional services business;

•	Juarez and Delicias, Mexico — approximately 327,000 sq. ft. and 139,000 sq. ft., respectively, owned; manufacturing facilities; and a second facility in Juarez, approximately 69,000 sq. ft., leased; warehouse/manufacturing facility; each facility used for our global connectivity products;

•	Berlin, Germany — approximately 377,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;

•	Sidney, Nebraska — approximately 376,000 sq. ft., owned; manufacturing facility used for our global connectivity products;

•	Brno, Czech Republic — approximately 123,000 sq. ft., leased; manufacturing facility used for our global connectivity products;

•	Berkeley Vale, Australia — approximately 99,000 sq. ft., owned; general purpose facility for engineering, manufacturing and general support of our global connectivity products;

•	Bangalore, India — approximately 88,000 sq. ft., owned; manufacturing facility used for our global connectivity products; and a second site in Bangalore, approximately 69,000 sq. ft., leased; general purpose facilities for engineering, sales, finance, information technology and back-office applications;

•	Santa Teresa, New Mexico — approximately 334,000 sq. ft., leased; global warehouse and distribution center facility with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations;

•	Shanghai, China — approximately 59,000 sq. ft., leased; manufacturing site used for our global connectivity products; and a second facility in Shanghai, approximately 37,000 sq. ft., leased; facility for engineering, manufacturing and product management;

•	Hangzhou, China — approximately 47,000 sq. ft., leased; manufacturing site used for our global connectivity products; and

•	Shenzhen, China — approximately 149,000 sq. ft., leased; and a second facility in Shenzhen, approximately 112,000 sq. ft., leased; both manufacturing sites used for our global connectivity products; an additional facility in Shenzhen, approximately 17,000 sq. ft., leased; used for our Network Solutions group.
     We also own or lease approximately 109 other facilities in the following locations: Australia, Austria, Belgium, Brazil, Canada, Chile, China, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines,

Russia, Singapore, South Africa, South Korea, Spain, Sweden, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.
     We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. On October 31, 2008, we maintained approximately 4.0 million square feet of active space (2.1 million square feet leased and 1.9 million square feet owned), and have irrevocable commitments for an additional 0.4 million square feet of inactive space, totaling approximately 4.4 million square feet of space at locations around the world. In comparison, at the end of fiscal 2007, we had 3.9 million square feet of active space, and irrevocable commitments for 0.5 million square feet of inactive space, totaling approximately 4.4 million square feet of space at locations around the world.
Item 3.  LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2008, we had recorded approximately $10.8 million in loss reserves for certain of these matters. Based on the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $0.20 par value, is traded on The NASDAQ Global Select Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended October 31, 2008 and 2007, as reported on that market.

	2008		2007
	High	Low	High	Low
First Quarter	$19.10	$12.63	$16.65	$13.40
Second Quarter	14.84	11.50	19.21	15.10
Third Quarter	17.45	9.21	21.06	16.35
Fourth Quarter	10.94	4.13	21.00	14.85
     As of December 16, 2008, there were 6,865 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Further, pursuant to the terms of our line of credit entered into in fiscal 2008, we are prohibited from paying dividends on our common stock in amounts exceeding $25.0 million in the aggregate over the five-year term of the line of credit.
     Issuer Purchases of Equity Securities. The following table details purchases by us of our own securities during the fourth quarter of fiscal 2008.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans or
Fiscal Month	Purchased	Paid per Share (1)	or Programs	Programs (2)

August 30, 2008 - September 26, 2008	5,025,000	$9.82	5,025,000	$100,525,224
September 27, 2008 - October 31, 2008	1,372,050	$5.06	1,372,050	$93,537,210

Total	6,397,050		6,397,050

(1)	Excludes commissions paid to brokers.

(2)	On August 12, 2008, our board of directors approved a share repurchase program for up to $150.0 million. As of October 31, 2008, we had repurchased approximately 6.4 million shares of common stock for approximately $56.5 million, or $8.80 average per share. In early December 2008, we completed this repurchase program at an average price of $7.04 per share, resulting in approximately 21.3 million shares purchased under the program.
Comparative Stock Performance
     The table below compares the cumulative total shareowner return on our common stock for the last five fiscal years with the cumulative total return on the S&P Midcap 400 Index and the S&P 400 Communications Equipment Index. This graph assumes a $100 investment in each of ADC, the S&P Midcap 400 Index and the S&P 400 Communications Equipment Index at the close of trading on October 31, 2003, and also assumes the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ADC Telecommunications, Inc., The S&P Midcap 400 Index
And The S&P 400 Communications Equipment

*   $100 invested on 10/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending October 31.
Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2003	2004	2005	2006	2007	2008
ADC	$100.00	85.99	97.00	79.54	103.95	35.24
S&P Midcap 400 Index	$100.00	111.04	130.63	148.18	173.40	110.17
S&P 400 Communications Equipment Index	$100.00	84.83	84.20	94.77	111.37	63.53

Item 6.	SELECTED FINANCIAL DATA
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
FIVE-YEAR FINANCIAL SUMMARY
Years ended October 31

	2008	2007	2006	2005	2004
	(In millions, except per share data)
Income Statement Data from Continuing Operations
Net sales	$1,456.4	$1,276.7	$1,231.9	$1,072.4	$714.0
Gross profit	489.3	442.6	406.3	417.0	296.2
Research and development expense	83.5	69.6	70.9	70.3	59.1
Selling and administration expense	328.9	287.2	269.6	254.2	202.2
Operating income	61.7	78.0	45.2	82.9	21.6
Income (loss) before income taxes	(38.2)	126.8	55.6	103.2	31.0
Provision (benefit) for income taxes	6.2	3.3	(37.7)	7.2	2.0
Income (loss) from continuing operations	(44.4)	123.5	93.3	96.0	29.0
Earnings (loss) per diluted share from continuing operations	(0.38)	1.04	0.79	0.80	0.25
Balance Sheet Data
Current assets	1,077.4	1,008.2	942.7	854.8	835.8
Current liabilities	278.0	474.1	263.9	288.8	302.0
Total assets	1,921.0	1,764.8	1,611.4	1,537.2	1,428.1
Long-term notes payable	650.7	200.6	400.0	400.0	400.0
Total long-term obligations	728.8	283.1	474.0	474.5	466.8
Shareowners’ investment	914.2	1,007.6	873.5	773.9	659.3
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We are a leading global provider of broadband communications network infrastructure products and related services. Our products and services offer comprehensive solutions that enable the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks for our extensive customer base. Our customers include public and private, wireline and wireless communications service providers, private enterprises that operate their own networks, cable television operators, broadcasters, government agencies, system integrators and communications equipment manufacturers and distributors.
     We sell our products and services and report financial results for the following three operating segments:
•	Our Connectivity business segment designs, manufactures and sells products that generally provide the physical interconnections between network components or access points into networks. These products are used in copper (twisted pair), coaxial, fiber-optic, wireless and broadband communications networks. This operating segment’s net sales in fiscal 2008 were $1.1 billion, representing 75.9% of our total net sales. Our acquisition of Century Man in fiscal 2008 was integrated into this segment.

•	Our Network Solutions business segment designs, manufactures, sells, installs and services products that help improve the coverage and capacity of wireless networks in buildings and remote areas where these networks may not work properly. This operating segment’s net sales in fiscal 2008 were $169.5 million representing 11.6% of our total net sales. Our acquisition of LGC in fiscal 2008 was integrated into this segment.

•	Our Professional Services business segment plans, deploys and helps maintain communications networks through the provisioning of integration services for our customers. We also sell many of our products to customers who utilize our professional services. This operating segment’s net sales in fiscal 2008 were $181.7 million, representing 12.5% of our total net sales.

     We evaluate many financial, operational, and other metrics to evaluate both our financial condition and our financial performance. Below we detail the results of those metrics that we feel are most important in these evaluations:
•	Net Sales were approximately $1.5 Billion: Our net sales were approximately $1.5 billion in fiscal 2008, up 14.1% compared to net sales of approximately $1.3 billion in fiscal 2007. Net sales increased 8.9% in our Connectivity business segment. They increased 76.0% in our Network Solutions business segment and they increased 10.7% in our Professional Services business segment.

•	Operating Income of $61.7 Million: We generated operating income of $61.7 million in fiscal 2008, compared to operating income of $78.0 million in fiscal 2007. Operating margin was 4.2% of net sales in fiscal 2008, compared to 6.1% of net sales in fiscal 2007.

•	Loss from Continuing Operations of ($44.4) Million, or ($0.38) per Share: We incurred a loss from continuing operations of $44.4 million, or ($0.38) per diluted common share, in fiscal 2008, compared to income from continuing operations of $123.5 million, or $1.04 per diluted common share, in fiscal 2007. The loss from continuing operations in fiscal 2008 was primarily due to an impairment charge of $100.6 million related to auction rate securities and restructuring, impairment and other disposal charges of $29.2 million. The restructuring charges were primarily associated with a restructuring of our operations announced during our fourth quarter of fiscal 2008. Fiscal 2007 results included a $57.1 million gain from the sale of an investment, partially offset by a $29.4 million impairment charge related to auction rate securities.

•	Operating Cash Flow of $173.9 Million: We generated operating cash flow from continuing operations of $173.9 million in fiscal 2008, compared to $150.4 million in fiscal 2007.

•	Cash and Cash Equivalents of $631.4 Million: As of October 31, 2008 our cash and cash equivalents totaled $631.4 million, which represented an increase of $111.2 million compared to $520.2 million as of October 31, 2007.
We accomplished a number of key initiatives in fiscal 2008 and also faced significant challenges relative to our business.
     Accomplishments
•	We grew net sales 14.1%, or $179.7 million, in fiscal 2008. Our acquisitions of Century Man and LGC accounted for $127.8 million of our increase in net sales. We believe that our growth rate in fiscal 2008, exclusive of acquisitions, exceeded that of our industry based on data provided publicly by several third parties.

•	We continued to experience significant growth in our central office fiber and FTTX product sales in fiscal 2008 as our customers continued to deploy next generation networks. This growth was driven by increases in market share, expansion of our product portfolio, and the overall market growth of this component of the industry.

•	During fiscal 2008, we introduced several new products that we believe will help us to address our strategic focus areas of fiber-based and wireless-based networks. For fiber-based networks, these new products include our OmniReachtm Rapid Fiber System, which allows our service provider customers to efficiently deploy next generation services into multi-dwelling units. For wireless-based networks, these new products include our next generation InterReach Fusion in-building wireless coverage and capacity product and FlexWavetm Prism, which provides solutions for outdoor coverage and capacity issues.

•	Our acquisition of LGC that was completed in December 2007 transformed our wireless business. By acquiring LGC we have become a global leader in the provision of in-building coverage and capacity solutions. LGC contributed net sales of $97.6 million in fiscal 2008.

•	Our acquisition of Century Man that was completed in January 2008 provided us with significant sales channels into China and other Southeast Asian nations, as well as low-cost manufacturing capabilities. Century Man is a leading provider of distribution frames in the Chinese marketplace and contributed $30.2 million of net sales in fiscal 2008.

•	We continued to advance our competitive transformation initiative, which we believe has yielded significant cost savings to our operations. The savings generated through this initiative help leverage our operating model and help offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results.

•	We bolstered our liquidity position through the completion of two significant financing transactions. In December 2007 we completed a $450.0 million convertible debt offering. The proceeds of this offering were used in part to repay in full $200.0 million of convertible debt in June 2008. We also put in place a $200.0 million revolving line of credit in April 2008. To date we have not utilized this facility.

•	On August 12, 2008 we announced a share buyback program of up to $150.0 million. We completed this program on December 9, 2008. Through this program we acquired 21.3 million shares of our common stock or approximately 18.0% of our outstanding shares.
     Challenges
•	The downturn in global macro-economic conditions began to impact our business in late fiscal 2008 as customers began to alter their purchasing plans. The severity of the downturn, its length, and its impact on our customers, vendors, and competitors are all very difficult to predict. Our management team is monitoring the business and market environment very closely, but the impacts of the downturn on our business are uncertain.

•	Our customers’ evolution towards next generation networks over the past several years has impacted the mix of products and services that we sell. For example, we have seen a decline in sales of our copper-based products and wireline products. This has been accompanied by an increase in our sales of fiber-based, FTTX, and structured cable products. This mix shift has negatively impacted our gross margins.

•	We continue to face significant pricing pressures from our customers. Many of our largest customers have engaged in large scale acquisition transactions that have given them greater purchasing power with vendors such as us. In addition, in developing markets, customers are often unwilling to pay for products with special features that might reduce the customer’s operating costs because the cost of labor in these markets remains low relative to developed markets.

•	In October 2008 we implemented a significant restructuring initiative. The initiative included significant reductions in our workforce involving all of our business units, our sales and marketing staff and our general administration and support functions. We also announced our intention to sell our German professional services business and placed this business into discontinued operations. Further, we announced that we were discontinuing certain outdoor wireless coverage products. These actions resulted in a $29.2 million restructuring, impairment and other disposal charges in the fourth quarter of fiscal 2008.

•	Like many companies, in fiscal 2008 we faced significant pricing increases for raw materials used to produce our products as well as for transportation costs to move our inventories and products around the world. We were able to pass some of these cost increases along to our customers, but the increased costs did impact our business. Recently the costs for many commodities have been falling and this may result in lower raw material and transportation costs in fiscal 2009.
     In order to continue to improve our financial and operational performance and to address the challenges of our industry, we believe we must focus on the following key priorities:
•	We will continue to seek business growth in product areas and geographies we consider to be of high strategic importance. These product areas include fiber for central offices, FTTX products and wireless coverage and capacity solutions. The geographies include developing markets like China and India where we expect spending by our customers to increase most significantly in the long-term.

•	We intend to realign and focus our sales and marketing activities to sell more of our current portfolio and new products to existing customers and to introduce our products to new customers. For instance, we are realigning many of our internal sales and marketing activities more around the types of customers we serve (e.g., carriers, enterprise, original equipment manufacturers) instead of around the product sets we sell. We are also looking for ways to better leverage our use of indirect sales channels.
•	We will continue to focus on offering our customers price competitive solutions with high functionality and quality as well as world-class customer support. We will continue our competitive transformation initiative to increase our operational efficiency, improve our financial performance and to achieve our goal of becoming a cost leader within the industry.
Results of Operations
     The following table shows the percentage change in net sales and expense items from continuing operations for the three fiscal years ended October 31, 2008, 2007, and 2006:

				Percentage
				Increase (Decrease)
				Between Periods
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In millions)
Net sales	$1,456.4	$1,276.7	$1,231.9	14.1%	3.6%
Cost of sales	967.1	834.1	825.6	15.9	1.0
Gross profit	489.3	442.6	406.3	10.6	8.9
Gross margin	33.6%	34.7%	33.0%
Operating expenses:
Research and development	83.5	69.6	70.9	20.0	(1.8)
Selling and administration	328.9	287.2	269.6	14.5	6.5
Impairment charges	4.1	2.3	1.2	78.3	91.7
Restructuring charges	11.1	5.5	19.4	101.8	(71.6)

Total operating expenses	427.6	364.6	361.1	17.3	(1.0)

Operating income	61.7	78.0	45.2	(20.9)	72.6
Operating margin	4.2%	6.1%	3.7%
Other income (expense), net:
Interest income, net	2.8	17.0	7.0	(83.5)	142.9
Other, net	(102.7)	31.8	3.4	(423.0)	835.3

Income (loss) before income taxes	(38.2)	126.8	55.6	(130.1)	128.1
Provision (benefit) for income taxes	6.2	3.3	(37.7)	87.9	(108.8)

Income (loss) from continuing operations	$(44.4)	$123.5	$93.3	(136.0)%	32.4%

     The table below sets forth our net sales from continuing operations for fiscal 2008, 2007 and 2006 for each of our three reportable segments described in Item 1 of this Form 10-K.

				Percentage
				Increase (Decrease)
	Net Sales			Between Periods
Reportable Segment	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(In millions)
Connectivity	$1,105.2	$1,014.9	$980.2	8.9%	3.5%
Network Solutions
Product	145.3	97.7	97.6	48.7	0.1
Service	24.2	—	—	100.0	—

Total Network Solutions	169.5	97.7	97.6	73.5	0.1
Professional Services
Product	49.2	57.6	58.3	(14.6)	(1.2)
Service	132.5	106.5	95.8	24.4	11.2

Total Professional Services	181.7	164.1	154.1	10.7	6.5

Total Net Sales	$1,456.4	$1,276.7	$1,231.9	14.3%	3.6%

Net Sales
Fiscal 2008 vs. Fiscal 2007
     Our net sales growth for fiscal 2008 as compared to fiscal 2007 was primarily driven by our acquisitions and the impact of foreign currency fluctuations versus the U.S. dollar. International net sales were 40.8% and 37.0% of our net sales in fiscal 2008 and fiscal 2007, respectively.
     Our Connectivity products’ net sales growth in fiscal 2008 as compared to fiscal 2007 was primarily the result of higher sales of global fiber connectivity solutions as customers worldwide are building and deploying fiber network solutions to increase network speed and capacity, as well as an increase in copper connectivity sales in emerging markets. Fiscal 2008 included sales of $30.2 million as a result of the Century Man acquisition that closed during January 2008.
     Our Network Solutions net sales growth in fiscal 2008 as compared to fiscal 2007 was primarily due to the acquisition of LGC. LGC is a provider of in-building wireless solution products. The favorable impact of LGC was partially offset by decreasing revenues in traditional high-bit-rate digital subscriber line products, as expected, which have experienced a general industry-wide decline in demand over the last several years. This trend is expected to continue as carriers deliver fiber and Internet Protocol services closer to end-user premises. There was also a decrease in outdoor wireless product revenues due to a transition to next generation products and a decrease in demand from a key customer. Fiscal 2008 included sales of $97.6 million as a result of the LGC acquisition that closed during December 2007. Sales of outdoor, in-building and other wireless products are project based and since we have a relatively concentrated customer base, our sales fluctuate based upon how many projects we obtain and the timing of customer implementations of such projects.
     Our Professional Services net sales growth in fiscal 2008 as compared to fiscal 2007 was due to increased demand in the U.S. from a key customer.
Fiscal 2007 vs. Fiscal 2006
     Our net sales growth for fiscal 2007 as compared to fiscal 2006 was driven by growth in sales of our Connectivity products and the impact of foreign currency fluctuations versus the U.S. dollar. International net sales were 37.0% and 39.1% of our net sales in fiscal 2007 and fiscal 2006, respectively.
     Our Connectivity products’ net sales growth in fiscal 2007 as compared to fiscal 2006 was driven primarily by an increase in our global fiber sales as customers migrated their spending towards higher density fiber-based solutions, both in central office and outside plant environments. In addition, structured cable sales increased internationally due to enterprise build-outs and upgrades combined with a favorable impact from currency fluctuations. Copper outside plant sales declined due to lower sales of cabinets in Europe, as the projects involving these products that we participated in during fiscal 2006 were completed.
     Our Network Solutions products’ net sales remained flat in fiscal 2007 compared to fiscal 2006. Net sales of outdoor, in-building and other wireless products increased in fiscal 2007 as compared to fiscal 2006 driven by increased spend levels from a variety of existing customers on our Digivance® product line, but this was offset by decreases in our wireline product sales.
     Our Professional Services’ net sales increased in fiscal 2007 as compared to fiscal 2006. This increase primarily was due to increased demand for services from a major domestic customer that was expanding its network build programs.
Gross Profit
Fiscal 2008 vs. Fiscal 2007
     Gross profit percentages were 33.6% and 34.7% during fiscal 2008 and fiscal 2007, respectively. Our 2008 gross profit results included a $10.8 million charge associated with the discontinuance of certain outdoor wireless product families and an additional $3.2 million charge due to a change in the estimate made in fiscal 2007 related to the exit of our automated copper cross-connect (“ACX”) product line. Our fiscal 2007 gross profit results included an $8.9 million charge due to the exit activities associated with our ACX product line. Excluding these items, our gross profit decrease mainly was due to higher raw materials and transportation costs, pricing pressure, and negative sales mix, partially offset by cost reductions associated with our competitive transformation initiative. Our future gross margin rate is difficult to predict accurately as the mix of products we sell can vary substantially.
     To improve our gross profit percentages and our income from continuing operations, we have taken and will continue to take steps to gain operational efficiencies and lower our cost structure, mainly through our competitive transformation initiative. We believe these steps are necessary if we are to sustain and improve our operating performance given our highly competitive industry. In taking these steps, we may incur significant restructuring and impairment charges that can temporarily increase our expenses. Further, the timing and actual amount of future benefit we may realize from incurring such charges can be difficult to predict and accurately measure.
Fiscal 2007 vs. Fiscal 2006
     Gross profit percentages were 34.7% and 33.0% during fiscal 2007 and fiscal 2006, respectively. The increase in gross profit percentage resulted primarily from our competitive transformation projects, favorable product mix and the impact of foreign currency fluctuations versus the U.S. dollar. This favorable impact was partially offset by $8.9 million of charges related to exit activities associated with our ACX product line.
Operating Expenses
Fiscal 2008 vs. Fiscal 2007
     Total operating expenses for fiscal 2008 and fiscal 2007 represented 29.4% and 28.6% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for fiscal 2008 and fiscal 2007 represented 5.7% and 5.5% of net sales, respectively. The increase in research and development costs was due to the addition of research and development activities related to our acquisition of LGC. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Our internal research and development efforts are focused on those areas where we believe we are most likely to achieve success and on projects that we believe directly advance our strategic aims.
     Selling and administration: Selling and administration expenses for fiscal 2008 and fiscal 2007 represented 22.6% and 22.5% of net sales, respectively. The increase of $41.7 million was primarily due to the selling and administration expenses of our acquired companies, LGC and Century Man, including amortization expense of acquired intangible assets. LGC represented $32.0 million of the increase and Century Man represented $7.1 million of the increase.
     Restructuring and impairment charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2008, 2007 and 2006, we identified and accounted for the elimination of approximately 550, 200 and 400 employees, respectively, through reductions in force. In the current year, the restructuring costs were known in October 2008 and thus taken in fiscal 2008, with the notifications and terminations occurring in early fiscal 2009. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2008 and 2007, we incurred charges of $0.7 million and $0.8 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.
     In fiscal 2008, we recorded impairment charges of $4.1 million related primarily to the write-off of certain intangible assets related to the exit of some of our outdoor wireless product lines. In fiscal 2007, we recorded impairment charges of $2.3 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line and a commercial property in Germany formerly used by our services business.
Fiscal 2007 vs. Fiscal 2006
     Total operating expenses for fiscal 2007 and fiscal 2006 represented 28.6% and 29.3% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.

     Research and development: Research and development expenses for fiscal 2007 and fiscal 2006 represented 5.5% and 5.8% of net sales, respectively. Research and development expense decreased slightly as we fully realized the impact of facility consolidation activities completed in fiscal 2006.
     Selling and administration: Selling and administration expenses for fiscal 2007 and fiscal 2006 represented 22.5% and 21.9% of net sales, respectively. The increase in selling and administration expenses was primarily due to an increase in incentive compensation expenses and a $10.0 million contribution to the ADC Foundation. The contribution was made from the proceeds of a cash gain from the sale of stock of BigBand Networks, Inc. (“BigBand”) earlier in fiscal 2007. This grant was made to help fund the foundation’s future operations for several years. The increases to selling and administration expense were offset partially by a $5.7 million decrease in employee retention expenses related to our acquisition of Fiber Optic Network Solutions Corp. (“FONS”) that was completed in fiscal 2005. There was no FONS related retention expense in fiscal 2007.
     Restructuring and impairment charges: Restructuring charges related principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reduction costs attributable to our competitive transformation initiative. During fiscal 2007 and 2006, we terminated the employment of approximately 200 and 400 employees, respectively, through reductions in force. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2007 and 2006, we incurred charges of $0.8 million and $5.0 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.
     In fiscal 2007, we recorded impairment charges of $2.3 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line and a commercial property in Germany formerly used by our services business. For fiscal 2006, we recorded impairment charges related to facility consolidation of $1.2 million based on estimated market prices.
Other Income (Expense), Net
     Other income (expense), net for fiscal 2008, 2007 and 2006 was ($99.9) million, $48.8 million and $10.4 million, respectively. The following provides details for the respective periods:

	2008	2007	2006
	(In millions)
Interest income on short-term investments	$31.0	$33.3	$22.8
Interest expense on borrowings	(28.2)	(16.3)	(15.8)

Interest income, net	2.8	17.0	7.0

Foreign exchange income (loss)	(1.8)	5.9	0.5
Gain (loss) on investments	—	57.5	(3.9)
Impairment loss on available-for-sale securities	(100.6)	(29.4)	—
Andrew merger termination proceeds, net	—	—	3.8
KRONE Brazil customs accrual reversal	0.2	0.2	3.0
Loss on sale of fixed assets	(0.5)	(0.7)	(0.2)
Other	—	(1.7)	0.2

Subtotal	(102.7)	31.8	3.4

Total other income (expense), net	$(99.9)	$48.8	$10.4

     During fiscal 2008 and 2007, we recorded impairment charges of $100.6 million and $29.4 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of October 31, 2008, we held auction-rate securities with a fair value of $40.4 million and an original par value of $169.8 million. We have determined that these impairment charges are other-than-temporary in nature in accordance with Emerging Issues Task Force (“EITF”) 03-1 and Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) Financial Accounting Standards (“FAS”) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
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
     The decrease in net interest income from fiscal 2007 to fiscal 2008 was due to an increase in interest expense from the $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes that were issued in December 2007. The increase in net interest income from fiscal 2006 to fiscal 2007 was due to higher cash balances and higher investment earnings rates.
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
     In the first quarter of fiscal 2009, we received $2.7 million in indemnity funds from the former LGC shareholders to satisfy a customer claim obligation.
     We acquired $58.9 million of intangible assets as part of this purchase. We recorded $9.4 million of amortization expense related to these intangibles for the fiscal year ended October 31, 2008. Goodwill of $85.3 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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

     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million if, during the three years following closing, certain financial results are achieved by the acquired business. Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain buildings.
     We acquired $13.0 million of intangible assets as part of this purchase. We recorded $1.9 million of amortization expense related to these intangibles for the fiscal year ended October 31, 2008. Goodwill of $35.3 million was recorded in this transaction and assigned to our Connectivity segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The purchase prices for LGC and Century Man were allocated on a preliminary basis using information currently available. The allocation of the purchase prices to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009. This will occur as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the dates of purchase.
     Andrew Corporation
     On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly-owned subsidiary of ADC. On August 9, 2006, both parties entered into a definitive agreement to terminate the merger agreement. To effect the mutual termination, Andrew paid us a fee of $10.0 million. The termination agreement further provided for the mutual release of any claims in connection with the merger agreement. During the third quarter of fiscal 2006, we capitalized $3.4 million of merger-related costs, consisting primarily of financial and legal advisory fees and a fairness opinion. In addition, during the fourth quarter of fiscal 2006, we incurred additional expenses of approximately $2.8 million related primarily to financial and legal advisory fees. The total merger related costs of $6.2 million were charged to expense during the fourth quarter in fiscal 2006 and offset by the $10.0 million termination fee, resulting in a net increase in other income of $3.8 million.
Discontinued operations
APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our EMEA Professional Services business (“APS Germany”). We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. This business was previously included in our Professional Services segment. We expect to close on a sale of APS Germany in fiscal 2009. We expect to receive proceeds in excess of our book value and do not anticipate a significant gain or loss on the sale.
APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of the currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007 due to subsequent working capital adjustments and additional expenses related to the finalization of the sale, resulting in a total loss on sale of $27.3 million.
Share-Based Compensation
     On November 1, 2005, we adopted Statements of Financial Accounting Standards (“SFAS”) 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The awards include employee stock options, restricted stock units (including time-based and performance-based vesting) and other forms of stock-based compensation. SFAS 123(R) supersedes Accounting Principles Board (“APB”) 25, which we previously applied, for periods beginning in fiscal 2006.

     Share-based compensation recognized under SFAS 123(R) for fiscal 2008, 2007 and 2006 was $17.2 million, $10.5 million and $10.0 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards.
Income Taxes
     Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K describes the items which have impacted our effective income tax rate for fiscal 2008, 2007 and 2006.
     In fiscal 2008, we recorded a net income tax provision totaling $6.2 million. This provision is primarily attributable to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from our acquisition of the KRONE group of companies in fiscal 2003. This provision also includes a $3.4 million charge related to the establishment of additional valuation allowance on our U.S. deferred tax assets.
     In fiscal 2007, we recorded a net income tax provision totaling $3.3 million. This provision is primarily attributable to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. This provision was offset by a $6.0 million tax benefit related to the partial release of the valuation allowance on our U.S. deferred tax assets.
     In fiscal 2006, we recorded a net income tax benefit totaling $37.7 million. This benefit is primarily attributable to the partial release of the valuation allowance on our U.S. deferred tax assets of $49.0 million. This partial release is offset by an income tax provision relating to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
Income (Loss) from Continuing Operations
     During fiscal 2008 we had a loss from continuing operations of $44.4 million compared to $123.5 million of income in fiscal 2007. The fiscal 2008 results were attributable to a $100.6 million other-than-temporary impairment charge related to our auction-rate securities, slightly lower gross margins, and an increase in restructuring and impairment charges. There was also a $57.1 million gain from the sale of BigBand stock in fiscal 2007 with no comparable gain in fiscal 2008. In fiscal 2007, we recorded a $29.4 million other-than-temporary impairment charge related to auction-rate securities.
     Income from continuing operations increased $30.2 million in fiscal 2007 compared to fiscal 2006. This result was attributable to a 1.7% increase in gross margins, increased sales volumes and the $57.1 million gain from the sale of BigBand stock. This favorable impact was partially offset by increased incentive expenses, a $29.4 million other-than-temporary impairment charge related to our auction-rate securities and an increased provision for income taxes.
Segment Disclosures
     Specific financial information regarding each of our three reportable segments is provided in the following table:

	For the Years Ended
	October 31,
	2008	2007	2006
	(In millions)
Connectivity
Operating income	$115.5	$100.7	$83.6
Depreciation and amortization	60.5	58.9	55.0
Network Solutions
Operating (loss)	$(39.5)	$(10.4)	$(13.1)
Depreciation and amortization	15.9	5.3	5.8
Professional Services
Operating income (loss)	$0.9	$5.5	$(4.7)
Depreciation and amortization	5.9	3.8	6.5

Fiscal 2008 vs. Fiscal 2007
     Our Connectivity segment’s operating income increased in fiscal 2008 compared to fiscal 2007 primarily due to increases in sales of our global fiber connectivity solutions and copper connectivity sales in emerging markets. Our Network Solutions segment’s operating loss increased due to declining revenue in outdoor wireless and wireline products. In addition, fiscal 2008 included $9.4 million of amortization expense related to our LGC acquisition with no comparable expense in fiscal 2007. Our Professional Services segment’s operating income decreased due to a changing mix of services provided.
     Depreciation and amortization expense was relatively flat for our Connectivity and Professional Services segments and increased for our Network Solutions segment due to the $9.4 million of amortization expense related to acquired intangibles from LGC.
Fiscal 2007 vs. Fiscal 2006
     Our Connectivity segment’s operating income increased in fiscal 2007 compared to fiscal 2006 primarily due to increases in sales of our global fiber products combined with cost savings achieved through our competitive transformation initiative. Our Network Solutions segment’s operating loss decreased due to higher spend levels from a variety of existing customers. The Network Solutions segment also benefited from our competitive transformation initiative, specifically through increased outsourcing and closure of redundant facilities. Our Professional Services segment’s went from an operating loss in fiscal 2006 to an operating gain in fiscal 2007 as a result of higher revenue in fiscal 2007.
     Depreciation and amortization expense was relatively flat for all segments of our business.
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
     Available-for-Sale Securities: We classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and, (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.
     Auction-rate securities, which comprise substantially all of our available-for-sale securities, include interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and dividend-yielding preferred stock. Liquidity for these auction-rate securities typically is provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we had historically recorded auction-rate securities in current available-for-sale securities. As of October 31, 2008 and 2007, we held auction-rate securities that had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We have classified all auction-rate securities as long-term available-for-sale securities as a result of their failed auctions.
     Due to the failed auction status and lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of the valuation specialist, we estimated the fair value of the auction-rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (iv) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions. In the future, we expect to use the assistance of a valuation specialist to determine the fair value of our auction-rate securities in connection with the preparation of our financial statements for each quarter.
     Inventories: We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. It is possible that significant increases in inventory reserves may be required in the future if there is a decline in market conditions. Alternatively, if we are able to sell previously reserved inventory, we will reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of October 31, 2008 and 2007, we had $50.7 million and $41.3 million, respectively, reserved against our inventories, which represents 23.8% and 19.6%, respectively, of total inventory on-hand.
     Restructuring Accrual: During fiscal 2008 and fiscal 2007, we recorded restructuring charges representing the direct costs of exiting leased facilities and employee severance. If such costs constitute an ongoing benefit arrangement that is probable and estimable, accruals are established pursuant to FASB Statement No. 112, “Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43.” All other restructuring accruals are established pursuant to FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities". Restructuring charges represent our best estimate of the associated liability at the date the charges are taken. Significant judgment is required in estimating the restructuring costs of leased facilities. For example, we make certain assumptions with respect to when a facility will be subleased and the amount of income that will be generated from that sublease. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.
     Revenue Recognition: We recognize revenue, net of discounts, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectibility is reasonably assured in accordance with the guidance in the SEC Staff Accounting Bulletin No. 104, Revenue Recognition.
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
     We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demands. Should our actual product returns and allowances exceed our estimates, additional reductions or deferral of our revenue would result.
     The majority of our revenue comes from product sales. Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. The majority of our service revenue comes from our Professional Services business. For this business, we primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation. We measure progress towards completion by comparing costs incurred to total planned project costs.
     Some of our customer arrangements include multiple deliverables, such as product sales that include services to be performed after delivery of the product. In such cases, we apply the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Generally, we account for a deliverable (or a group of deliverables) separately if all of the following criteria have been met (i) the delivered item(s) has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item(s) included in the arrangement, and (iii) we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.
     When there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate the arrangement consideration to the separate units of accounting based on their relative fair values. In cases where we have objective and reliable evidence of fair value for the undelivered items in an arrangement, but no such evidence for the delivered items, we allocate the arrangement consideration using the residual method. If the elements cannot be considered separate units of accounting, or if we cannot determine the fair value of any of the undelivered elements, we defer revenue, if material, until the entire arrangement is delivered or fair value can be determined for all undelivered units of accounting.
     Once we have determined the amount, if any, of arrangement consideration allocable to the undelivered item(s), we apply the applicable revenue recognition policy, as described elsewhere herein, to determine when such amount may be recognized as revenue.
     When an arrangement includes software that is more than incidental to the product being sold, we account for the transaction under the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). If the arrangement includes non-software elements for which software is essential to the functionality of the element, those elements are also accounted for under SOP 97-2, as prescribed in EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.
     Warranty: We provide reserves for the estimated cost of warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors be worse than our estimates, we will be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we will reverse a portion of such provisions in future periods. Changes in warranty reserves are recorded as a component of cost of sales. As of October 31, 2008 and 2007, we reserved $8.9 million and $7.7 million, respectively, related to future estimated warranty costs.
     Recoverability of Goodwill and Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews at the reporting unit level. Our three operating segments; Connectivity, Network Solutions and Professional Services are considered the reporting units. We use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Our last annual impairment analysis was performed as of October 31, 2008, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time.
     Our forecasts and estimates were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding an impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in a future period. During the latter part of the fourth quarter of fiscal 2008 and continuing into December 2008, there was a significant decline in general economic conditions. A continued decline in general economic conditions, including a sustained decline in our market capitalization relative to our net book value, could materially impact our judgments and assumptions about the fair value of our business. If general economic conditions do not improve we may be required to record a goodwill impairment charge during fiscal 2009.
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

     In the third quarter of fiscal 2002, we recorded a full valuation allowance against our net deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to fiscal 2005, we maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of the U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. During fiscal 2008, we reestablished a valuation allowance on our U.S. deferred tax assets in the amount of $3.4 million as a result of a reduction in projected future U.S. income from levels projected in fiscal 2007. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.
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
     Share-Based Compensation: We use the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123(R). The Black-Scholes Model requires certain assumptions that involve judgment. Because our employee stock options and restricted stock units have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided under SFAS 123(R) for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects, if any, that SFAS 161 may have on our financial statements.
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
Liquidity and Capital Resources
Liquidity
     Cash and cash equivalents not subject to restrictions were $631.4 million at October 31, 2008, an increase of $111.2 million compared to $520.2 million as of October 31, 2007. This increase is primarily due to the issuance of $450.0 million in convertible notes and the generation of cash from operations of $175.6 million in fiscal 2008, partially offset by the $200.0 million payment of our 2008 convertible notes (described further below under the caption “Financing Activities”) and by payments for our acquisitions of LGC and Century Man (described further below under the caption “Investing Activities”).
     As of October 31, 2008 and October 31, 2007, our available-for-sale securities were:

	October 31,	October 31,
(In millions)	2008	2007
Current available-for-sale securities	$0.1	$61.6
Long-term available-for-sale securities	40.4	113.8

Total available-for-sale securities	$40.5	$175.4

     Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of October 31, 2008, we held auction-rate securities with a fair value of $40.4 million and an original par value of $169.8 million, which are classified as long-term. During fiscal 2008 and 2007, we recorded other-than-temporary impairment charges of $100.6 million and $29.4 million, respectively, to reduce the fair value of our holdings in auction-rate securities to $40.4 million. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss. We are pursuing all options for potential recovery of our losses. All of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at October 31, 2008 with the exception of one investment with a par value of $16.8 million, which has been fully written off. In addition, the interest rates have been set to the maximum rate defined for the issuer.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of October 31, 2008, we had restricted cash of $15.3 million compared to $12.8 million as of October 31, 2007, an increase of

$2.5 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
Operating Activities
     Net cash provided by operating activities from continuing operations for fiscal 2008 totaled $173.9 million, a $23.5 million increase from the cash provided by operating activities from continuing operations for fiscal 2007. This was due to $245.3 million of non-cash adjustments to reconcile loss from continuing operations to net cash provided by operating activities. This cash inflow was partially offset by a $44.4 million loss from continuing operations, a $6.8 million increase in operating assets and a $20.2 million decrease in operating liabilities. The non-cash adjustments of $245.3 million to reconcile the loss from continuing operations to net cash provided by operating activities includes the $100.6 million impairment loss on available-for-sale securities. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued payments will affect the annual cash flow. Any employee incentive payments affect the timing of our operating cash flow as these are accrued throughout the fiscal year but paid during the first quarter of the subsequent fiscal year.
     Net cash provided by operating activities from continuing operations for fiscal 2007 totaled $150.4 million, a $57.1 million increase from the cash provided by operating activities from continuing operations for fiscal 2006. This was due primarily to the increase in income from continuing operations. The cash inflow in fiscal 2007 was due to $123.5 million of income from continuing operations, $51.1 million of non-cash adjustments to reconcile income from continuing operations to net cash provided by operating activities and an $11.3 million increase in operating liabilities. These cash inflows were partially offset by a $35.5 million increase in operating assets. The non-cash adjustments of $51.1 million to reconcile net income from continuing operations to net cash provided by operating activities include the $29.4 million impairment loss on available-for-sale securities and the $57.5 million gain on the sale of our positions in BigBand and Redback.
Investing Activities
     Investing activities from continuing operations used $213.5 million of cash during fiscal 2008. Cash used by investing activities included $146.0 million for the acquisition of LGC, $52.3 million for the acquisition of Century Man, a $4.0 million investment in ip.access, Ltd., a $1.2 million investment in E-Band Communications Corporation and $42.4 million of property, equipment and patent additions. This was partially offset by $35.1 million of net sales of available-for-sale securities.
     Cash provided by investing activities from continuing operations was $222.9 million during fiscal 2007. Cash provided by investing activities included $201.3 million of net sales of available-for-sale securities and $59.8 million of proceeds from the sale of investments, which included BigBand and Redback. These were offset by $30.4 million for property and equipment additions.
     Investing activities from continuing operations used $67.6 million during fiscal 2006. Cash used by investing activities included $58.1 million for net purchases of available-for-sales securities and $33.0 million for property and equipment additions. Cash provided by investing activities consisted primarily of $14.2 million for collections on notes receivable and an $8.0 million decrease in restricted cash.
Financing Activities
     Financing activities provided $163.8 million, $4.8 million and $9.6 million of cash during fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The increase in fiscal 2008 was due to the issuance of $450.0 million of convertible debt discussed in Note 8 to the financial statements, less payments for the financing costs associated with this debt, the $200.0 million payment of our 2008 convertible notes and payments made on LGC and Century Man debt. Fiscal 2008 also included $56.5 million repurchase of 6.4 million shares of common stock under our share repurchase program.
Outstanding Debt and Credit Facility
     As of October 31, 2008, we had outstanding $650.0 million of convertible unsecured subordinated notes, consisting of:

	October 31,	Conversion
(In millions)	2008	Price
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$28.091
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	27.00
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	28.55

Total convertible subordinated notes	$650.0

     See Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more information on these notes.
     From time to time, we may use interest rate swaps to manage interest costs and the risk associated with changing interest rates. We do not enter into interest rate swaps for speculative purposes. On April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate of six-month LIBOR plus 0.375% and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.0% (before the credit spread of 0.375%). The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional amount. The swap matures concurrently with the end of the debt obligation. The swap is currently secured by the assets pledged under our revolving credit facility. The fair market value of the swap on October 31, 2008 was a net unrealized loss of $2.8 million, which is recorded as a component of comprehensive income.
     As of October 31, 2008, we also had other outstanding debt of $3.3 million. This is primarily debt we assumed in our acquisitions of LGC and Century Man.
     On April 3, 2008, we entered into a secured five-year revolving credit facility. The credit facility allows us to obtain loans in an aggregate amount of up to $200.0 million and provides an option to increase the credit facility by up to an additional $200.0 million under agreed upon conditions. Depending on the type of loan we elect under the facility, the funds will accrue interest on an annual basis at either (i) a credit spread of up to 1% plus the greater of (a) the prime rate as determined by JP Morgan Chase Bank, N.A., (b) the federal funds effective rate plus 1/2 of 1% and (c) the LIBOR for a one month interest period plus 1% or (ii) a credit spread of up to 2.0% plus the LIBOR over a one, two, three or six month period. In either case, the credit spread is determined by our then current total leverage ratio. In addition, we agreed to pay a commitment fee, which shall accrue at a rate that, depending on the then current total leverage ratio, may vary between 0.15% and 0.40% on the average daily amount of the available revolving credit facility.
     There are various financial and non-financial covenants that we must comply with in connection with this credit facility. The financial covenants require that during the term of the credit facility we maintain a certain pre-determined maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. Compliance with the financial covenants is measured quarterly. Among other things, the non-financial covenants include restrictions on making acquisitions, investments and capital expenditures except as permitted under the credit agreement. As of October 31, 2008, we were in compliance with the covenants under the credit facility. A failure to comply with one or more of the covenants in the line of credit is more likely to occur in the current macro-economic conditions. Any such failure could limit or cease our ability to utilize the line of credit, limit our operating flexibility and impair our ability to undertake strategic acquisitions or other transactions, or, if we have drawn funds, accelerate repayment terms on borrowed amounts.
     On August 12, 2008, our board of directors approved a share repurchase program for up to $150.0 million. We obtained consent from lenders under our revolving credit facility to complete this program. The program provided that share repurchases could commence beginning in September 2008 and continue until the earlier of the completion of $150.0 million in share repurchases or July 31, 2009. As of October 31, 2008, we had repurchased approximately 6.4 million shares of common stock for approximately $56.5 million, or $8.80 average per share.
     In early December 2008, we completed this repurchase program at an average price of $7.04 per share, resulting in approximately 21.3 million shares purchased under the program. These share repurchases represent an 18% reduction in our total shares outstanding as compared to the 118.3 million diluted weighted average common shares outstanding reported in our August 1, 2008 financial statements filed on Form 10-Q.
Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash, cash equivalents and our line of credit. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.

     Auction-rate securities account for most of our available-for-sale securities as of October 31, 2008. Because current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities, we do not believe these investments will be liquid in the near future. However, we do not believe we need these investments to be liquid in order to meet the cash needs of our present operating plans. As of October 31, 2008, we held auction-rate securities with a fair value of $40.4 million.
     We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. We currently have a secured five-year revolving line of credit in an aggregate amount of up to $200.0 million with an option to increase the credit facility by up to an additional $200.0 million under agreed upon conditions. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareowners. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense that could dilute earnings per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Contractual Obligations and Commercial Commitments
     As of October 31, 2008, the following table summarizes our commitments to make long-term debt and lease payments and certain other contractual obligations:

	Payments Due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Other
Long-Term Debt Obligations (1)	$814.1	$24.2	$49.6	$246.0	$494.3	$—
Capital Lease Obligations	0.8	0.5	0.3	—	—	—
Operating Lease Obligations	84.8	23.1	32.1	18.5	11.1	—
Purchase Obligations (2)	10.2	10.0	0.2	—	—	—
Other Long-Term Liabilities	11.9	5.6	2.3	—	—	4.0
Pension Obligations	56.4	4.5	9.0	9.3	33.6	—

Total	$978.2	$67.9	$93.5	$273.8	$539.0	$4.0

(1)	Includes interest on our fixed rate debt of 3.5% and interest on our variable rate debt of 4.375%.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.
Cautionary Statement Regarding Forward Looking Information
The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Rate”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the marketplace in which we operate; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; changing regulatory conditions and macroeconomic conditions both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, that can be caused by many factors outside of our control and could cause us to record an impairment charge on our goodwill in the future if our market capitalization remains below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter, that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain and the prices of raw materials, components and services; our dependence on contract manufacturers to make certain products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the section captioned Risk Factors in Item 1A of this Annual Report on Form 10-K for the year ended October 31, 2008. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
     We offer a non-qualified 401(k) excess plan to allow certain executives to defer earnings in excess of the annual individual contribution and compensation limits on 401(k) plans imposed by the U.S. Internal Revenue Code. Under this plan, the salary deferrals and our matching contributions are not placed in a separate fund or trust account. Rather, the deferrals represent our unsecured general obligation to pay the balance owing to the executives upon termination of their employment. In addition, the executives are able to elect to have their account balances indexed to a variety of diversified mutual funds (stock, bond and balanced), as well as to our common stock. Accordingly, our outstanding deferred compensation obligation under this plan is subject to market risk. As of October 31, 2008, our outstanding deferred compensation obligation related to the 401(k) excess plan was $3.2 million, of which approximately $0.2 million was indexed to ADC common stock. Assuming a 20%, 50% or 100% aggregate increase in the value of the investment alternatives to which the account balances may be indexed, our outstanding deferred compensation obligation would increase by $0.6 million, $1.6 million and $3.2 million, respectively, and we would incur an expense of a like amount.
     We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. The result of a 10% weakening in the U.S. dollar to Mexican peso denominated sales and expenses would be a reduction of operating income of $4.8 million for fiscal 2008. As of October 31, 2008, we mitigated a certain portion of our exposure to Mexican peso operating expenses by purchasing forward contracts, enabling us to purchase Mexican pesos over the next twelve months at specified rates. These forward contracts have been designated as cash flow hedges.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2008, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, and Singapore dollar.
     See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for information about our foreign currency exchange-derivative program.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
     We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 10 to the consolidated financial statements, effective November 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ADC Telecommunications, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Minneapolis, Minnesota
December 18, 2008

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
	2008	2007	2006
	(In millions, except earnings
	per share)
Net Sales:
Products	$1,299.7	$1,170.2	$1,136.1
Services	156.7	106.5	95.8

Total net sales	1,456.4	1,276.7	1,231.9
Cost of Sales:
Products	836.0	744.1	749.0
Services	131.1	90.0	76.6

Total cost of sales	967.1	834.1	825.6

Gross Profit	489.3	442.6	406.3

Operating Expenses:
Research and development	83.5	69.6	70.9
Selling and administration	328.9	287.2	269.6
Impairment charges	4.1	2.3	1.2
Restructuring charges	11.1	5.5	19.4

Total operating expenses	427.6	364.6	361.1

Operating Income	61.7	78.0	45.2
Other Income (Expense), Net	(99.9)	48.8	10.4

Income (Loss) Before Income Taxes	(38.2)	126.8	55.6
Provision (Benefit) For Income Taxes	6.2	3.3	(37.7)

Income (Loss) From Continuing Operations	(44.4)	123.5	93.3
Discontinued Operations, Net of Tax:
Income (loss) from discontinued operations	2.5	(12.4)	(5.6)
Loss on sale or write-down of discontinued operations, net	—	(4.8)	(22.6)

Total discontinued operations, net of tax	2.5	(17.2)	(28.2)

Cumulative effect of a change in accounting principle	—	—	0.6

Net Income (Loss)	$(41.9)	$106.3	$65.7

Weighted Average Common Shares Outstanding (Basic)	117.1	117.4	117.1

Weighted Average Common Shares Outstanding (Diluted)	117.1	131.9	117.4

Basic Income (Loss) Per Share:
Continuing operations	$(0.38)	$1.05	$0.80

Discontinued operations	$0.02	$(0.14)	$(0.25)

Cumulative effect of a change in accounting principle	$—	$—	$0.01

Net income (loss)	$(0.36)	$0.91	$0.56

Diluted Income (Loss) Per Share:
Continuing operations	$(0.38)	$1.04	$0.79

Discontinued operations	$0.02	$(0.13)	$(0.24)

Cumulative effect of a change in accounting principle	$—	$—	$0.01

Net income (loss)	$(0.36)	$0.91	$0.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31,	October 31,
	2008	2007
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$631.4	$520.2
Available-for-sale securities	0.1	61.6
Accounts receivable, net of reserves of $17.3 and $6.6	215.4	173.5
Unbilled revenues	25.2	30.6
Inventories, net of reserves of $50.7 and $41.3	162.7	169.6
Prepaid and other current assets	34.6	31.9
Assets of discontinued operations	8.0	20.8

Total current assets	1,077.4	1,008.2
Property and equipment, net of accumulated depreciation of $407.7 and $394.2	177.1	198.1
Assets held for sale	2.9	0.1
Restricted cash	15.3	12.8
Goodwill	359.3	238.4
Intangibles, net of accumulated amortization of $126.3 and $95.9	161.1	121.9
Long-term available-for-sale securities	40.4	113.8
Other assets	86.3	70.4
Long-term assets of discontinued operations	1.2	1.1

Total assets	$1,921.0	$1,764.8

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term notes payable	$2.6	$200.6
Accounts payable	99.1	89.0
Accrued compensation and benefits	78.1	80.3
Other accrued liabilities	71.0	54.7
Income taxes payable	2.4	15.5
Restructuring accrual	16.7	16.9
Liabilities of discontinued operations	8.1	17.1

Total current liabilities	278.0	474.1
Pension obligations and other long-term liabilities	78.1	82.5
Long-term notes payable	650.7	200.6

Total liabilities	1,006.8	757.2

Shareowners’ Investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; none issued or outstanding	—	—
Common stock, $0.20 par value; authorized 342.9 shares; issued and outstanding 111.3 and 117.6 shares	23.5	23.5
Paid-in capital	1,396.3	1,432.3
Accumulated deficit	(491.5)	(450.9)
Accumulated other comprehensive income (loss)	(14.1)	2.7

Total shareowners’ investment	914.2	1,007.6

Total liabilities and shareowners’ investment	$1,921.0	$1,764.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Shareowners’ Investment

						Accumulated
						Other
	Common Stock		Paid-In	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
Balance, October 31, 2005	116.5	$23.3	$1,397.9	$(622.9)	$1.2	$(25.6)	$773.9
Net income	—	—	—	65.7	—	—	65.7
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	11.8	11.8
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	0.7	0.7
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	2.9	2.9

Total comprehensive income							81.1
Stock issued for employee incentive plan, net of forfeitures	—	—	—	—	(1.2)	—	(1.2)
Exercise of common stock options	0.7	0.2	9.5	—	—	—	9.7
Share-based compensation expense	—	—	10.0	—	—	—	10.0

Balance, October 31, 2006	117.2	23.5	1,417.4	(557.2)	—	(10.2)	873.5
Net income	—	—	—	106.3	—	—	106.3
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	—	7.8	7.8
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	—	4.9	4.9

Total comprehensive income							119.0
Adoption of SFAS 158	—	—	—	—	—	0.2	0.2
Exercise of common stock options	0.4	—	4.4	—	—	—	4.4
Share-based compensation expense	—	—	10.5	—	—	—	10.5

Balance, October 31, 2007	117.6	23.5	1,432.3	(450.9)	—	2.7	1,007.6
Net loss	—	—	—	(41.9)	—	—	(41.9)
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	—	(21.9)	(21.9)
Pension obligation adjustment, net of taxes of $0.0	—	—	—	—	—	7.2	7.2
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	—	0.5	0.5
Unrealized gain on foreign currency hedge, net of taxes of $0.0	—	—	—	—	—	0.2	0.2
Net change in fair value of interest rate swap, net of taxes of $0.0	—	—	—	—	—	(2.8)	(2.8)

Total comprehensive loss							(58.7)
LGC options exchanged for ADC options	—	—	3.0	—	—	—	3.0
Adoption of FIN 48	—	—	—	1.4	—	—	1.4
Exercise of common stock options	0.1	—	0.2	—	—	—	0.2
Treasury stock purchase	(6.4)		(56.5)	—	—	—	(56.5)
Share-based compensation expense	—	—	17.2	—	—	—	17.2
Other	—	—	0.1	(0.1)	—	—	—

Balance, October 31, 2008	111.3	$23.5	$1,396.3	$(491.5)	$—	$(14.1)	$914.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2008	2007	2006
	(In millions)
Operating Activities:
Income (loss) from continuing operations	$(44.4)	$123.5	$93.3
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	25.2	21.1	9.1
Impairments	4.1	2.3	1.2
Write-down of investments	100.6	29.4	3.9
Depreciation and amortization	82.3	68.0	67.3
Provision for bad debt	0.7	(2.0)	(0.2)
Provision for warranty expense	1.1	1.1	4.5
Non-cash stock compensation	17.2	10.5	10.0
Change in deferred income taxes	1.5	(6.2)	(46.9)
Amortization of deferred financing costs	2.4	1.5	1.5
Gain on sale of investments	—	(57.5)	—
Loss on sale of property and equipment	0.5	0.7	0.2
Other, net	9.7	(17.8)	(0.3)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	2.8	(15.0)	19.5
Inventories increase	(7.7)	(19.5)	(32.3)
Prepaid and other assets (increase)/decrease	(1.9)	(1.0)	2.8
Accounts payable increase/(decrease)	(12.7)	1.0	16.6
Accrued liabilities increase/(decrease)	(14.7)	5.2	(60.2)
Pension liabilities increase	7.2	5.1	3.3

Total cash provided by operating activities from continuing operations	173.9	150.4	93.3

Total cash provided by (used for) operating activities from discontinued operations	1.7	(10.7)	(6.4)

Total cash provided by operating activities	175.6	139.7	86.9

Investing Activities:
Acquisitions, net of cash acquired	(198.3)	(1.6)	—
Purchase of interest in unconsolidated affiliates	(5.2)	(8.1)	—
Divestitures, net of cash disposed	—	0.6	—
Property, equipment and patent additions	(42.4)	(30.4)	(33.0)
Proceeds from disposal of property and equipment	0.3	1.2	1.2
Proceeds from sale/collection of note receivable	—	—	14.2
Proceeds from sales of investments	—	59.8	—
Warrant exercise	—	(1.8)	—
Decrease (increase) in restricted cash	(3.0)	1.9	8.0
Purchase of available-for-sale securities	(4.6)	(1,002.1)	(577.1)
Sale of available-for-sale securities	39.7	1,203.4	519.0
Other	—	—	0.1

Total cash provided by (used for) investing activities from continuing operations	(213.5)	222.9	(67.6)
Total cash (used for) provided by investing activities from discontinued operations	(0.4)	1.1	0.6

Total cash provided by (used for) investing activities	(213.9)	224.0	(67.0)

Financing Activities:
Debt issuance	451.6	—	—
Payments of financing costs	(10.7)	—	—
Debt payments	(221.1)	—	—
Treasury stock purchase	(56.5)	—	—
Common stock issued	0.5	4.8	9.6

Total cash provided by financing activities	163.8	4.8	9.6

Effect of Exchange Rate Changes on Cash	(14.3)	9.5	4.5

Increase in Cash and Cash Equivalents	111.2	378.0	34.0
Cash and Cash Equivalents, Beginning of Year	520.2	142.2	108.2

Cash and Cash Equivalents, End of Year	$631.4	$520.2	$142.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1:  Summary of Significant Accounting Policies
     Business:  We are a leading global provider of broadband communications network infrastructure products and related services. Our products offer comprehensive solutions that enable the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks. These products include fiber-optic, copper and coaxial based frames, cabinets, cables, connectors and cards, wireless capacity and coverage solutions, network access devices and other physical infrastructure components.
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
     Our products and services are provided to our customers through three reportable business segments: Connectivity, Network Solutions, and Professional Services.
     Principles of Consolidation:  The consolidated financial statements include the accounts of ADC Telecommunications, Inc., a Minnesota corporation, and all of our majority owned subsidiaries. The principles of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements” are considered when determining whether an entity is subject to consolidation. All significant intercompany transactions and balances have been eliminated in consolidation. In these Notes to Consolidated Financial Statements, these companies collectively are referred to as “ADC,” “we,” “us” or “our.”
     Basis of Presentation:  During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. In accordance with SFAS 144, these businesses were classified as discontinued operations for all periods presented.
     Fair Value of Financial Instruments:  At October 31, 2008 and 2007, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, available-for-sale securities and accounts payable. With the exception of certain available-for-sale securities, the fair values of these financial instruments approximated carrying value because of the nature of these instruments. See Note 6 for a further discussion of fair value of available-for-sale securities. In addition, we have long-term notes payable. We estimate the fair market value of our long-term notes payable to be approximately $350.0 million at October 31, 2008.
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
     Available-for-Sale Securities:  We generally classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary. In accordance with EITF 03-1 and FSP FAS 115-1 and 124-1,”The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.
     Auction-rate securities, which comprise substantially all of our available-for-sale securities, include interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and dividend-yielding preferred stock. Liquidity for these auction-rate securities typically is provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we had historically recorded auction-rate securities in current available-for-sale securities. As of October 31, 2008 and 2007, we held auction-rate securities that had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We have classified all auction-rate securities as long-term available-for-sale securities as a result of their failed auctions and lack of liquidity in the market.
     Due to the failed auction status and lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of the valuation specialist, we estimated the fair value of the auction-rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (iv) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
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
     Property and Equipment:  Property and equipment are recorded at cost and depreciated using the straight-line method. Useful lives for property and equipment are 5 to 25 years for buildings, 3 to 5 years for machinery and equipment and 3 to 10 years for furniture and fixtures. Both straight-line and accelerated methods of depreciation are used for income tax purposes.
     Assets Held For Sale: Assets held for sale were $2.9 million and $0.1 million as of October 31, 2008 and 2007, respectively. During fiscal 2008, we received an offer to purchase one of our international office buildings. During October 2008, we determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met, and, as a result, we classified the carrying value of the building as assets held for sale in our consolidated balance sheets. We expect the sale to be completed in fiscal 2009 and the proceeds from the sale to be in excess of the carrying value.
     Investments in Cost Method Investees: Minority investments in other companies are classified as investments in cost method investees. These investments are accounted for under the cost method as we do not have the ability to exercise significant influence over the companies’ operations. Under the cost method, the investments are carried at cost and only adjusted for other-than-temporary declines in fair value and distributions of earnings. We regularly evaluate the recoverability of these investments based on the performance and financial position of the companies. We have not recorded any other-than-temporary impairments of these investments.
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
     Goodwill and Other Intangible Assets:  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. Our three operating segments, Connectivity, Network Solutions and Professional Services are considered the reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Impairment testing as of October 31, 2008, indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and, as such, no impairment existed at that time. Our other intangible assets (consisting primarily of technology, trademarks, customer lists, non-compete agreements, distributor network and patents) are amortized over their useful lives, which are from one to twenty years. See Note 7 for details of our goodwill and intangible assets.
     Our forecasts and estimates were based on assumptions that are consistent with the plans and estimates we are using to manage our business.  Changes in these estimates could change our conclusion regarding an impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in a future period.  During the latter part of the fourth quarter of fiscal 2008 and continuing into December 2008, there was a significant decline in general economic conditions. A continued decline in general economic conditions, including a sustained decline in our market capitalization relative to our net book value, could materially impact our judgments and assumptions about the fair value of our business. If general economic conditions do not improve we may be required to record a goodwill impairment charge during fiscal 2009.
     Research and Development Costs:  Our policy is to expense all research and development costs in the period incurred.
     Revenue Recognition:  We recognize revenue, net of discounts, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectibility is reasonably assured in accordance with the guidance in the SEC Staff Accounting Bulletin No. 104, Revenue Recognition.
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
     We record provisions against our gross revenue for estimated product returns and allowances in the period when the related revenue is recorded. These estimates are based on factors that include, but are not limited to, historical sales returns, analyses of credit memo activities, current economic trends and changes in our customers’ demands. Should our actual product returns and allowances exceed our estimates, additional reductions or deferral of our revenue would result.
     The majority of our revenue comes from product sales. Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. The majority of our service revenue comes from our Professional Services business. For this business, we primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation. We measure progress towards completion by comparing costs incurred to total planned project costs.
     Some of our customer arrangements include multiple deliverables, such as product sales that include services to be performed after delivery of the product. In such cases, we apply the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables. Generally, we account for a deliverable (or a group of deliverables) separately if all of the following criteria have been met (i) the delivered item(s) has stand-alone value to the customer, (ii) there is objective and reliable evidence of the fair value of the undelivered item(s) included in the arrangement, and (iii) we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control.
     When there is objective and reliable evidence of fair value for all units of accounting in an arrangement, we allocate the arrangement consideration to the separate units of accounting based on their relative fair values. In cases where we have objective and reliable evidence of fair value for the undelivered items in an arrangement, but no such evidence for the delivered items, we allocate the arrangement consideration using the residual method. If the elements cannot be considered separate units of accounting, or if we cannot determine the fair value of any of the undelivered elements, we defer revenue, if material, until the entire arrangement is delivered or fair value can be determined for all undelivered units of accounting.
     Once we have determined the amount, if any, of arrangement consideration allocable to the undelivered item(s), we apply the applicable revenue recognition policy, as described elsewhere herein, to determine when such amount may be recognized as revenue.
     When an arrangement includes software that is more than incidental to the product being sold, we account for the transaction under the provisions of SOP 97-2. If the arrangement includes non-software elements for which software is essential to the functionality of the element, those elements are also accounted for under SOP 97-2, as prescribed in EITF 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.
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

     Sales Taxes: We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is shown as a liability on our balance sheet until remitted to the taxing authorities.
     Shipping and Handling Fees: Shipping and handling fees that are collected from our customers in connection with our sales are recorded as revenue. The costs incurred with respect to shipping and handling are recorded as cost of revenues.
     Derivatives: We recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive earnings and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported through income immediately. In the statements of operations and cash flows, hedge activities are classified in the same category as the items being hedged. As of October 31, 2008, the fair value of outstanding derivative instruments was recorded as an asset of $0.1 million and a liability of $2.8 million.
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
     The changes in the amount of warranty reserve for the fiscal years ended October 31, 2008, 2007 and 2006 are as follows:

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisitions	Expenses	Deductions	End of Year
	(In millions)
2008	$7.7	$1.9	$1.1	$1.8	$8.9
2007	9.0	—	1.1	2.4	7.7
2006	10.4	—	4.5	5.9	9.0
     Deferred Financing Costs:  Deferred financing costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the terms of the related notes.
     Income Taxes and Deferred Taxes:  We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point and the full utilization of our loss carryback potential. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of the U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. During fiscal 2008, we re-established a valuation allowance on our U.S. deferred tax assets in the amount of $3.4 million as a result of a reduction in projected future U.S. income from levels projected in fiscal 2007. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.
     Foreign Currency Translation:  We convert assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and we record translation adjustments in shareowners’ investment. Income statements of foreign operations are translated from the operations’ functional currency to U.S. dollar equivalents at the exchange rate on the transaction dates or an average rate. Foreign currency exchange transaction gains and losses are reported in other income (expense), net.

     We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. As of October 31, 2008, we mitigated a certain portion of our exposure to Mexican peso operating expenses by purchasing forward contracts, enabling us to purchase Mexican pesos over the next twelve months at specified rates. These forward contracts have been designated as cash flow hedges.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At October 31, 2008, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, and Singapore dollar.
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
     Comprehensive Income (Loss):  Components of comprehensive income (loss) include net income, foreign currency translation adjustments, unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on derivative instruments and hedging activities, and adjustments to record minimum pension liability, net of tax. Comprehensive income is presented in the consolidated statements of shareowners’ investment.
     Share-Based Compensation: On November 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The awards include employee stock options and restricted stock units, based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2006.
     Dividends:  No cash dividends have been declared or paid during the past three years.
     Off-Balance Sheet Arrangements:  We do not have any significant off-balance sheet arrangements.
     Recently Issued Accounting Pronouncements:  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the effects, if any, that SFAS 161 may have on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-

controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted. We are currently evaluating the effects, if any, that SFAS 160 may have on our financial statements.
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
Note 2:  Other Financial Statement Data
Other Income (Expense), Net:

	2008	2007	2006
	(In millions)
Interest income on investments	$31.0	$33.3	$22.8
Interest expense on borrowings	(28.2)	(16.3)	(15.8)

Interest income, net	2.8	17.0	7.0

Foreign exchange income (loss)	(1.8)	5.9	0.5
Gain (loss) on investments	—	57.5	(3.9)
Impairment loss on available-for-sale securities	(100.6)	(29.4)	—
Andrew merger termination proceeds, net	—	—	3.8
KRONE Brazil customs accrual reversal	0.2	0.2	3.0
Loss on sale of fixed assets	(0.5)	(0.7)	(0.2)
Other, net	—	(1.7)	0.2

Subtotal	(102.7)	31.8	3.4

Total other income (expense), net	$(99.9)	$48.8	$10.4

     During fiscal 2008 and 2007, we recorded impairment charges of $100.6 million and $29.4 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of October 31, 2008, we held auction-rate securities with a fair value of $40.4 million and an original par value of $169.8 million. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. See Note 6 for more detailed information on our investments in auction-rate securities and these impairment charges.
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

     The decrease in net interest income from fiscal 2007 to fiscal 2008 was due to an increase in interest expense from the $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes that were issued in December 2007. The increase in net interest income from fiscal 2006 to fiscal 2007 was due to higher cash balances and higher investment earnings rates.
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
Supplemental Cash Flow Information:

	2008	2007	2006
	(In millions)
Income taxes paid, net of refunds received	$3.5	$12.9	$5.4
Interest paid	$26.3	$17.3	$13.3
Supplemental Schedule of Investing Activities:

	2008	2007	2006
	(In millions)
Acquisitions:
Fair value of assets acquired	$(279.0)	$(6.9)	$—
Less: Liabilities assumed	71.9	5.3	—
LGC options exchanged for ADC options	3.0	—	—
Cash acquired	5.8	—	—

Acquisitions, net of cash acquired	$(198.3)	$(1.6)	$—

Divestitures:
Proceeds from divestitures	$—	$0.6	$—
Cash disposed	—	—	—

Divestitures, net of cash disposed	$—	$0.6	$—

Consolidated Balance Sheet Information:

	2008	2007
	(In millions)
Inventories:
Manufactured products	$132.9	$135.7
Purchased materials	73.1	70.6
Work-in-process	7.4	4.6
Less: Inventory reserve	(50.7)	(41.3)

Total inventories, net	$162.7	$169.6

Property and Equipment:
Land and buildings	$134.7	$143.8
Machinery and equipment	404.6	403.9
Furniture and fixtures	38.9	39.0
Less accumulated depreciation	(407.7)	(394.2)

Total	170.5	192.5
Construction-in-process	6.6	5.6

Total property and equipment, net	$177.1	$198.1

Other Assets:
Notes receivable, net	$0.7	$1.5
Deferred financing costs	10.6	2.4
Deferred tax asset	48.0	50.6
Long-term receivable	4.2	—
Investment in cost method investees	15.1	9.3
Other	7.7	6.6

Total other assets	$86.3	$70.4

Other Accrued Liabilities:
Deferred revenue	$6.4	$7.7
Warranty reserve	8.9	7.7

	2008	2007
	(In millions)
Accrued taxes (non-income)	12.8	20.3
Non-trade payables	42.9	18.5
Other	—	0.5

Total other accrued liabilities	$71.0	$54.7

     Depreciation expense was $41.2 million, $37.4 million and $36.7 million for fiscal 2008, 2007 and 2006, respectively.
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
     In the first quarter of fiscal 2009, we received $2.7 million in indemnity funds from the former LGC shareholders to satisfy a customer claim obligation.
     We acquired $58.9 million of intangible assets as part of this purchase. We recorded $9.4 million of amortization expense related to these intangibles for the fiscal year ended October 31, 2008. Goodwill of $85.3 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million if, during the three years following closing, certain financial results are achieved by the acquired business. Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain buildings.
     We acquired $13.0 million of intangible assets as part of this purchase. We recorded $1.9 million of amortization expense related to these intangibles for the fiscal year ended October 31, 2008. Goodwill of $35.3 million was recorded in this transaction and assigned to our Connectivity segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.

     ANIHA
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
     KCL
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
     Andrew Corporation
     On May 30, 2006, we entered into a definitive merger agreement with Andrew Corporation for an all-stock merger transaction pursuant to which Andrew would have become a wholly-owned subsidiary of ADC. On August 9, 2006, both parties entered into a definitive agreement to terminate the merger agreement. To effect the mutual termination, Andrew paid us a fee of $10.0 million. The termination agreement further provided for the mutual release of any claims in connection with the merger agreement. During the third quarter of fiscal 2006, we capitalized $3.4 million of merger-related costs, consisting primarily of financial and legal advisory fees and a fairness opinion. In addition, during the fourth quarter of fiscal 2006, we incurred additional expenses of approximately $2.8 million related primarily to financial and legal advisory fees. The total merger related costs of $6.2 million were charged to expense during the fourth quarter in fiscal 2006 and offset by the $10.0 million termination fee, resulting in a net increase in other income of $3.8 million.
     The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of each acquisition described above, in accordance with the purchase method of accounting, including adjustments to the purchase prices made through October 31, 2008:

	LGC	Century Man
	December 3, 2007	January 10, 2008
	(In millions)
Current assets	$47.6	$33.8
Intangible assets	58.9	13.0
Goodwill	85.3	35.3
Other long-term assets	3.3	1.8

Total assets acquired	195.1	83.9

Current liabilities	42.9	26.6
Long-term liabilities	2.4	—

Total liabilities assumed	45.3	26.6

Net assets acquired	149.8	57.3
LGC options exchanged for ADC options	3.0	—
Less cash acquired	0.8	5.0

Net cash paid	$146.0	$52.3

     Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of LGC and Century Man had taken place at the beginning of fiscal 2008, 2007 and 2006 are as follows:

	2008	2007	2006
	(In millions, except per share data)
Net sales	$1,480.9	$1,412.3	$1,308.3
Income (loss) from continuing operations (1)	$(41.6)	$119.6	$92.8
Net income (loss)	$(40.0)	$102.4	$65.0
Income (loss) per share from continuing operations — basic	$(0.36)	$1.02	$0.79
Income (loss) per share from continuing operations — diluted	$(0.36)	$0.98	$0.79
Net income (loss) per share — basic	$(0.34)	$0.87	$0.56
Net income (loss) per share — diluted	$(0.34)	$0.85	$0.55

(1)	Includes restructuring and impairment charges of $15.2 million, $7.8 million and $20.6 million for fiscal 2008, 2007 and 2006, respectively, for the ADC stand-alone business.
     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results that may occur in the future.
     The purchase prices for LGC and Century Man were allocated on a preliminary basis using information currently available. The allocation of the purchase prices to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009. This will occur as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the dates of purchase.
Note 4:  Discontinued Operations
     The financial results of the businesses described below are reported separately as discontinued operations for all periods presented in accordance with SFAS 144.
APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. This business was previously included in our Professional Services segment. We expect to close on a sale of APS Germany in fiscal 2009. We expect to receive proceeds in excess of our book value and do not anticipate a significant gain or loss on the sale.
ADC Telecommunications Israel Ltd. (G-Connect)
     During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. On November 15, 2007, we completed the sale of G-Connect to Toshira Investments Limited Partnership, an Israeli company, in exchange for the assumption of certain debts of G-Connect and nominal cash consideration. G-Connect had been included in our Network Solutions segment. We classified this business as a discontinued operation in the fourth quarter of fiscal 2007. We recorded a loss on the sale of the business of $0.1 million during fiscal 2007.
APS France
     During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. In connection with this transaction, we compensated Groupe Circet for assuming certain facility and vehicle leases. APS France had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2006. We recorded a loss on the sale of the business of $22.6 million during fiscal 2006, which includes a provision for employee severance and $7.0 million related to the write off of the currency translation adjustment. We recorded an additional loss of $4.7 million in fiscal 2007 due to subsequent working capital adjustments and additional expenses related to the finalization of the sale, resulting in a total loss on sale of $27.3 million.
Singl.e View
     During the third quarter of fiscal 2004, we entered into an agreement to sell the business related to our Singl.eView product line to Intec for a cash purchase price of $74.5 million. The price was subject to adjustments under the sale agreement. The transaction closed on August 27, 2004. This business had been included in our Professional Services segment. We classified this business as a discontinued operation in the third quarter of fiscal 2004. During fiscal 2007, we recorded a $1.2 million income tax benefit for this business related to the resolution of an income tax contingency.
     The following represents the financial results of APS Germany, G-Connect, APS France and Singl.e View businesses included in discontinued operations:

	2008	2007	2006
	(In millions)
Net sales	$37.2	$54.0	$86.2

Income (loss) from discontinued operations, net	$2.5	$(12.4)	$(5.6)
Gain (loss) on sale or write-down of discontinued operations, net	—	(4.8)	(22.6)

Total from discontinued operations	$2.5	$(17.2)	$(28.2)

Note 5:  Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	2008	2007	2006
	(In millions, except per share data)
Numerator:
Net income (loss) from continuing operations	$(44.4)	$123.5	$93.3
Interest expense for convertible notes	—	13.7	—

	$(44.4)	$137.2	$93.3

Denominator:
Weighted average common shares outstanding — basic	117.1	117.4	117.1
Convertible bonds converted to common stock	—	14.2	—
Employee options and other	—	0.3	0.3

Weighted average common shares outstanding — diluted	117.1	131.9	117.4

Basic income (loss) per share from continuing operations	$(0.38)	$1.05	$0.80
Diluted income (loss) per share from continuing operations	$(0.38)	$1.04	$0.79

     Excluded from the dilutive securities described above are employee stock options to acquire 6.8 million, 5.9 million and 5.1 million shares as of fiscal 2008, 2007 and 2006, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below and in Note 8). Under this method, we add back the interest expense and the amortization of financing expenses on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. During fiscal 2008, 2007 and 2006, our convertible debt consists of the following:

	Convertible Shares	Conversion
(In millions)	(In millions)	Price
$200 convertible subordinated notes, 1.0% fixed rate, paid June 2008	7.1	$28.091
$200 convertible subordinated notes, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	28.091
$225 convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	8.3	27.00
$225 convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	7.9	28.55

Total	23.3

     The 2008 notes, 2013 notes, 2015 notes and 2017 notes are evaluated separately for dilution effects by adding back the appropriate interest expense and the amortization of financing expenses from each and dividing by our total shares, including all 7.1 million, 7.1 million, 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. The analysis for each period includes proportional shares and interest for notes that were issued or paid in the period. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2008 and fiscal 2006 because of their anti-dilutive effect. However, the shares related to the 2008 notes and 2013 notes were included for fiscal 2007.
Note 6:  Investments
     As of October 31, 2008 and 2007, our available-for-sale securities consisted of the following:

				Other-Than-
				Temporary
	Cost	Unrealized	Unrealized	Impairment	Fair
	Basis	Gain	Loss	Loss	Value
	(In millions)
Fiscal 2008
Equity securities	$0.1	$—	$—	$—	$0.1
Auction-rate securities	169.8	0.6	—	(100.6)	40.4	(1)

Total available-for-sale securities	$169.9	$0.6	$—	$(100.6)	$40.5

Fiscal 2007
U.S. Treasury and other U.S. government agencies	$8.8	$—	$—	$—	$8.8

				Other-Than-
				Temporary
	Cost	Unrealized	Unrealized	Impairment	Fair
	Basis	Gain	Loss	Loss	Value
	(In millions)
Corporate bonds	3.0	—	—	—	3.0
Auction-rate securities	193.0	—	—	(29.4)	163.6

Total available-for-sale securities	$204.8	$—	$—	$(29.4)	$175.4

(1)	Net of cumulative losses of $130.0 million
     Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of October 31, 2008, we held auction-rate securities with a fair value of $40.4 million and an original par value of $169.8 million, which are classified as long-term. During fiscal 2008 and 2007, we recorded other-than-temporary impairment charges of $100.6 million and $29.4 million, respectively, to reduce the fair value of our holdings in auction-rate securities to $40.4 million. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss. All of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at October 31, 2008, with the exception of one investment with a par value of $16.8 million, which has been fully written off. In addition, the interest rates have been set to the maximum rate defined for the issuer.
     Due to the failed auction status and lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of the valuation specialist, we estimated the fair value of the auction-rate securities based on the following: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
     During fiscal 2008, we paid $4.0 million and $1.2 million for additional investments in ip.access, Ltd. and E-Band Communications Corporation, respectively. During fiscal 2007, we paid $8.1 million for the purchase of a non-controlling interest in ip.access, Ltd. During fiscal 2006, we recorded a $3.9 million loss resulting from the write-off of a non-public equity interest. These investments were accounted for under the cost method and are included in the other assets line item of the balance sheet.
Note 7:  Goodwill and Intangible Assets
     During fiscal 2008, we recorded $85.3 million of goodwill in connection with our acquisition of LGC and $35.3 million of goodwill in connection with our acquisition of Century Man. During fiscal 2007, we recorded $0.5 million of goodwill in connection with our acquisition of an additional eleven percent of the outstanding shares in our majority-owned Indian based subsidiary KCL.
     The changes in the carrying amount of goodwill for the fiscal years ended October 31, 2008 and 2007 are as follows:

		Network
	Connectivity	Solutions	Total
	(In millions)
Balance as of October 31, 2006	$238.5	$—	$238.5

Goodwill acquired during the year	0.5	—	0.5
Other	(0.6)	—	(0.6)
Balance as of October 31, 2007	238.4	—	238.4

Goodwill acquired during the year	35.3	85.3	120.6
Cumulative translation adjustment	1.4	—	1.4
Other	(1.1)	—	(1.1)

Balance as of October 31, 2008	$274.0	$85.3	$359.3

     It is our practice to assess goodwill for impairment annually under the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” or when impairment indicators arise. Our last annual impairment analysis was performed as of October 31, 2008, which indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill. As a result, no impairment existed at that time.

     Our forecasts and estimates were based on assumptions that are consistent with the plans and estimates we are using to manage our business.  Changes in these estimates could change our conclusion regarding an impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in a future period.  During the latter part of the fourth quarter of fiscal 2008 and continuing into December 2008, there was a significant decline in general economic conditions. A continued decline in general economic conditions, including a sustained decline in our market capitalization relative to our net book value, could materially impact our judgments and assumptions about the fair value of our business. If general economic conditions do not improve we may be required to record a goodwill impairment charge during fiscal 2009.
     In connection with the acquisition of LGC, we recorded intangible assets of $58.9 million related to customer relationships and technology. In connection with the acquisition of Century Man, we recorded intangible assets of $13.0 million related to customer relationships, technology and non-compete agreements.
     The following table represents intangible assets by category and accumulated amortization as of October 31, 2008 and 2007:

	Gross			Estimated
	Carrying	Accumulated		Life Range
2008	Amounts	Amortization	Net	(In Years)
	(In millions)
Technology	$100.7	$45.3	$55.4	5-7
Trade name/trademarks	27.6	7.5	20.1	2-20
Distributor network	10.1	4.5	5.6	10
Customer list	63.8	24.7	39.1	2-7
Patents	44.1	18.5	25.6	3-7
Non-compete agreements	13.0	8.4	4.6	2-5
Other	28.1	17.4	10.7	1-14

Total	$287.4	$126.3	$161.1	7	(1)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2007	Amounts	Amortization	Net	(In Years)
	(In millions)
Technology	$54.0	$29.9	$24.1	5-7
Trade name/trademarks	26.2	5.5	20.7	5-20
Distributor network	10.1	3.5	6.6	10
Customer list	41.8	16.3	25.5	2
Patents	46.0	21.5	24.5	3-7
Non-compete agreements	13.6	6.8	6.8	2-5
Other	26.1	12.4	13.7	1-13

Total	$217.8	$95.9	$121.9	8	(1)

(1)	Weighted average life.
     In connection with our plan to discontinue certain outdoor wireless coverage products, we recorded an intangible asset write-off of $3.4 million in the fourth quarter of fiscal 2008 related to patents and non-compete agreements. Amortization expense was $41.2 million, $29.3 million and $30.4 million for fiscal 2008, 2007 and 2006, respectively. Included in amortization expense is $34.4 million, $24.0 million and $26.0 million of acquired intangible amortization for fiscal 2008, 2007 and 2006, respectively. The estimated amortization expense for identified intangible assets is as follows for the periods indicated:

(In millions)
2009	$38.1
2010	32.0
2011	24.4
2012	21.7
2013	16.7
Thereafter	28.2

Total	$161.1

     The purchase prices for LGC and Century Man were allocated on a preliminary basis using information currently available. The allocation of the purchase prices to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2009. This will occur as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the dates of purchase.
Note 8:  Notes Payable
     Long-term debt and capital lease obligations for the fiscal years ended October 31, 2008, 2007 and 2006 consist of the following:

(In millions)	October 31, 2008	October 31, 2007	October 31, 2006
Convertible subordinated notes, 1.0% fixed rate, due June 15, 2008	$—	$200.0	$200.0
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	200.0	200.0	200.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	—	—
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	—	—

Total convertible subordinated notes	650.0	400.0	400.0

Note, 1.5% fixed rate, due July 10, 2012	0.6	0.7	—
Note, variable rate, renews monthly	0.5	0.5	—
LGC capital leases, various due dates	0.7	—	—
Century Man notes, variable rate, various due dates	1.5	—	—

Total debt	653.3	401.2	400.0
Less: Current portion of long-term debt	2.6	200.6	—

Long-term debt and capital lease obligations	$650.7	$200.6	$400.0

     On December 26, 2007, we issued $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes. The notes were issued in two tranches of $225.0 million each. The first tranche matures on July 15, 2015 (“2015 notes”), and the second tranche matures on July 15, 2017 (“2017 notes”). The notes are convertible into shares of common stock of ADC, based on, in the case of the 2015 notes, an initial base conversion rate of 37.0336 shares of common stock per $1,000 principal amount and, in the case of the 2017 notes, an initial base conversion rate of 35.0318 shares of common stock per $1,000 principal amount, in each case subject to adjustment in certain circumstances. This represents an initial base conversion price of approximately $27.00 per share in the case of the 2015 notes and approximately $28.55 per share in the case of the 2017 notes, representing a 75% and 85% conversion premium, respectively, based on the closing price of $15.43 per share of ADC’s common stock on December 19, 2007. In addition, if at the time of conversion the applicable stock price of ADC’s common stock exceeds the base conversion price, the conversion rate will be increased. The amount of the increase will be measured by a formula. The formula first calculates a fraction. The numerator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion less the initial base conversion price per share (i.e., approximately $27.00 in the case of the 2015 notes and approximately $28.55 in the case of the 2017 notes). The denominator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion. This fraction is then multiplied by an incremental share factor which is 27.7752 shares of common stock per $1,000 principal amount of 2015 notes and 29.7770 shares of common stock per $1,000 principal amount of 2017 notes. The notes of each series are subordinated to existing and future senior indebtedness of ADC.
     On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that matured on June 15, 2008. We paid the $200.0 million fixed rate notes in June 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The holders of the variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008. A fixed interest rate swap was entered into for the variable rate note.
     From time to time, we may use interest rate swaps to manage interest costs and the risk associated with changing interest rates. We do not enter into interest rate swaps for speculative purposes. On April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200.0 million. The interest rate swap hedges the exposure to changes in interest rates of our $200.0 million of convertible unsecured subordinated notes that have a variable interest rate of six-month LIBOR plus 0.375% and a maturity date of June 15, 2013. We have designated the interest rate swap as a cash flow hedge for accounting purposes. The swap is structured so that we receive six-month LIBOR and pay a fixed rate of 4.0% (before the credit spread of 0.375%). The variable portion we receive resets semiannually and both sides of the swap are settled net semiannually based on the $200.0 million notional amount. The swap matures concurrently with the end of the debt obligation. The swap is currently secured by the assets pledged under our revolving credit facility. The fair market value of the swap on October 31, 2008 was a net unrealized loss of $2.8 million, which is recorded as a component of comprehensive income.

     As a result of our acquisitions of LGC and Century Man during the first quarter of fiscal 2008, we assumed $17.1 million and $4.4 million, respectively, of debt. During fiscal 2008, Century Man acquired additional debt of $1.7 million. This additional debt is denominated in Chinese renminbi. During fiscal 2008, we repaid $16.4 million of the debt owed by LGC and $4.6 million of the debt owed by Century Man.
     On April 3, 2008, we entered into a secured five-year revolving credit facility. The credit facility allows us to obtain loans in an aggregate amount of up to $200.0 million and provides an option to increase the credit facility by up to an additional $200.0 million under agreed upon conditions. Depending on the type of loan we elect under the facility, the funds will accrue interest on an annual basis at either (i) a credit spread of up to 1% plus the greater of (a) the prime rate as determined by JP Morgan Chase Bank, N.A., (b) the federal funds effective rate plus 1/2 of 1% and (c) the LIBOR for a one month interest period plus 1% or (ii) a credit spread of up to 2.0% plus the LIBOR over a one, two, three or six month period. In either case, the credit spread is determined by our then current total leverage ratio. In addition, we agreed to pay a commitment fee, which shall accrue at a rate that, depending on the then current total leverage ratio, may vary between 0.15% and 0.40% on the average daily amount of the available revolving credit facility..
     Three of our domestic subsidiaries (the “guarantors”) have guaranteed our obligations under the credit facility. Subject to certain customary exceptions, we also granted a security interest in our personal property, the personal property of the guarantors, and the capital stock of the guarantors and two foreign subsidiaries.
     There are various financial and non-financial covenants that we must comply with in connection with this credit facility. The financial covenants require that during the term of the credit facility we maintain a certain pre-determined maximum total leverage ratio, a maximum senior leverage ratio, and a minimum interest coverage ratio. Compliance with the financial covenants is measured quarterly. Among other things, the non-financial covenants include restrictions on making acquisitions, investments and capital expenditures except as permitted under the credit agreement. As of October 31, 2008, we were in compliance with the covenants under the credit facility.
     Concurrent with the issuance of our variable rate notes (due June 2013), we purchased ten-year call options on our common stock to reduce the potential dilution from conversion of the notes. Under the terms of these call options, which become exercisable upon conversion of the notes, we have the right to purchase from the counterparty at a purchase price of $28.091 per share the aggregate number of shares that we are obligated to issue upon conversion of the variable rate notes, which is a maximum of 7.1 million shares. We also have the option to settle the call options with the counterparty through a net share settlement or cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $28.091 per share. The cost of the call options was partially offset by the sale of warrants to acquire shares of our common stock with a term of ten years to the same counterparty with whom we entered into the call options. The warrants are exercisable for an aggregate of 7.1 million shares at an exercise price of $36.96 per share. The warrants become exercisable upon conversion of the notes, and may be settled, at our option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of our common stock exceeds $36.96 per share. The net effect of the call options and the warrants is either to reduce the potential dilution from the conversion of the notes (if we elect net share settlement) or to increase the net cash proceeds of the offering (if we elect net cash settlement) if the notes are converted at a time when the current market price of our common stock is greater than $28.091 per share.
Note 9:  Common Stock Repurchase Plan and Shareowner Rights Plan
     On August 12, 2008, our board of directors approved a share repurchase program for up to $150.0 million. We obtained consent from lenders under our revolving credit facility to complete this program. The program provided that share repurchases could commence beginning in September 2008 and continue until the earlier of the completion of $150.0 million in share repurchases or July 31, 2009. As of October 31, 2008, we had repurchased approximately 6.4 million shares of common stock for approximately $56.5 million, or $8.80 average per share.
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

Note 10:  Income Taxes
     The components of the income (loss) from continuing operations before income taxes are:

	2008	2007	2006
	(In millions)
United States	$(26.6)	$144.5	$77.1
Foreign	(11.6)	(17.7)	(21.5)

Total income (loss) before income taxes	$(38.2)	$126.8	$55.6

     We recorded an income tax provision (benefit) for discontinued operations, primarily related to the resolution of income tax contingencies of ($0.4) million, ($1.2) million and ($0.6) million during fiscal 2008, 2007 and 2006, respectively. During fiscal 2006, there is no net tax impact relating to the cumulative effect of change in accounting principle due to a full valuation allowance at the beginning of fiscal 2006.
     The components of the provision (benefit) for income taxes from continuing operations are:

	2008	2007	2006
	(In millions)
Current taxes:
Federal	$(0.4)	$0.3	$3.4
Foreign	2.4	8.3	5.8
State	0.6	0.5	0.4

	2.6	9.1	9.6

Deferred taxes:
Federal	4.4	(5.0)	(46.7)
Foreign	(0.8)	(0.8)	(0.6)
State	—	—	—

	3.6	(5.8)	(47.3)

Total (benefit) provision	$6.2	$3.3	$(37.7)

As follows, the effective income tax rate differs from the federal statutory rate from continuing operations:

	2008	2007	2006
Federal statutory rate	35%	35%	35%
Change in deferred tax asset valuation allowance	(59)	(24)	(131)
State income taxes, net	—	1	1
Foreign income taxes	13	(11)	24
Other, net	(5)	2	3

Effective income tax rate	(16)%	3%	(68)%

     The following was the composition of deferred tax assets (liabilities) as of October 31, 2008 and 2007:

	2008	2007
	(In millions)
Current deferred tax assets:
Asset valuation reserves	$17.6	$9.8
Accrued liabilities	28.3	20.8
Net operating loss and tax credit carryover	7.0	6.0

Subtotal	52.9	36.6

Non-current deferred tax assets:
Intangible assets	188.4	212.4
Depreciation	15.8	14.9
Net operating loss and tax credit carryover	541.4	545.1
Capital loss carryover	212.4	212.8
Investments and other	63.0	20.9

Subtotal	1,021.0	1,006.1

Total deferred tax assets	1,073.9	1,042.7

	2008	2007
	(In millions)
Current deferred tax liabilities:
Accrued liabilities	(3.6)	(4.1)

Subtotal	(3.6)	(4.1)

Non-current deferred tax liabilities:
Intangible assets	(45.7)	(34.0)
Investments and other	(9.2)	(8.3)

Subtotal	(54.9)	(42.3)

Total deferred tax liabilities	(58.5)	(46.4)

Net deferred tax assets	1,015.4	996.3
Deferred tax asset valuation allowance	(965.1)	(944.5)

Net deferred tax asset	$50.3	$51.8

     During the third quarter of fiscal 2002, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. In fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Therefore, we recorded a tax benefit of $49.0 million in fiscal 2006 and an additional $6.0 million in fiscal 2007 related to a partial release of valuation allowance on the portion of our U.S. deferred tax assets expected to be realized over the following two-year period. During fiscal 2008, we reestablished a valuation allowance on our U.S. deferred tax assets in the amount of $3.4 million as a result of a reduction in projected future U.S. income from levels projected in fiscal 2007. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that the benefit will be realized with respect to additional deferred tax assets, we will release additional valuation allowance. Also, if there is a reduction in the projection of future U.S. income, we may need to increase the valuation allowance.
     The U.S. Internal Revenue Service has completed its examination of our federal income tax returns for all years prior to fiscal 2003. In addition, we are subject to examinations in several states and foreign jurisdictions.
     At October 31, 2008, the following carryforwards were available to offset future income: Federal and state net operating loss carryforwards were approximately $1,126.8 million and $65.7 million, respectively. Most of the federal net operating loss carryforwards expire between fiscal 2019 and fiscal 2026, and the state operating loss carryforwards expire between fiscal 2009 and fiscal 2030. Federal capital loss carryforwards were approximately $590.0 million, most of which expire in fiscal 2009. Federal and state credit carryforwards were approximately $46.0 and $17.5 million, respectively, and expire between fiscal 2009 and fiscal 2027. Foreign net operating loss carryforwards were approximately $147.6 million, of which $47.7 million are expected either to expire or not be utilized.
     Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At October 31, 2008, such earnings were approximately $40.0 million. The amount of unrecognized deferred tax liability on such earnings was approximately $5.8 million.
     In connection with our acquisition of LGC during fiscal 2008, we recorded $18.6 million of deferred tax assets and a valuation allowance of $18.6 million. In connection with our acquisition of Century Man during fiscal 2008, we recorded $0.4 million of income tax receivables and $1.6 million of deferred tax liabilities.
     As of October 31, 2008, the valuation allowance on deferred tax assets recorded in connection with our acquisitions was $37.9 million. Any reversal of this valuation allowance in future years will reduce the goodwill recorded in such acquisitions.
     During fiscal 2008, our valuation allowance increased from $944.5 million to $965.1 million. The increase is comprised of $20.7 million related to continuing operations, $18.6 million recorded in connection with our acquisition of LGC and ($18.7) million related to shareholders’ investment and other items.
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
  FIN 48, Uncertain Tax Positions
     Effective November 1, 2007, we adopted the provisions of FIN 48, which provides new accounting criteria for recording the impact of potential tax return adjustments resulting from future examinations by the taxing authorities relating to uncertain tax positions taken in those returns.
     The cumulative effect of adopting FIN 48 has been recorded as follows:

(In millions)
Increase in retained earnings	$1.4
Decrease in goodwill in connection with the KRONE acquisition	0.9
Decrease in cumulative translation adjustment	1.5
Increase in net deferred income tax assets	5.8
Increase in liabilities for unrecognized income tax benefits	5.0
     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In millions)
Balance at November 1, 2007	$34.8
Increases due to tax positions related to the current year	2.8
Increases due to tax position of prior years	0.1
Impact of changes in exchange rates	(2.2)
Reductions due to tax positions of prior years	(0.3)
Settlements with tax authorities	(1.1)
Reductions due to the lapse of the applicable statute of limitations	(6.5)

Balance at October 31, 2008	$27.6

     The total amount of unrecognized tax benefits at October 31, 2008, which, if recognized, would impact the effective tax rate is $10.4 million. At October 31, 2008, we have accrued $2.4 million for interest and penalties related to unrecognized income tax benefits. Interest and penalties related to unrecognized income tax benefits are recorded in income tax expense.
     It is reasonably possible that a reduction in the range of $5.0 million to $10.0 million of unrecognized tax benefits may occur in the next twelve months as a result of resolutions of worldwide tax disputes.
     We file income tax returns at the federal and state levels and in various foreign jurisdictions. A summary of the tax years where the statute of limitations is open for examination by the taxing authorities is presented below:

Major Jurisdictions	Open Tax Years
Australia	2004-2008
Germany	2002-2008
Hong Kong	2002-2008
United Kingdom	2007-2008
United States	2005-2008
Note 11:  Employee Benefit Plans
     Retirement Savings Plans:  Employees in the United States and in many other countries are eligible to participate in defined contribution retirement plans. In the United States, we make matching contributions to the ADC Telecommunications, Inc. Retirement Savings Plan (“ADC RSP”). We match the first 6% an employee contributes to the plan at a rate of 50 cents for each dollar of employee contributions. In addition, depending on financial performance for the fiscal year, we may make a discretionary contribution of up to 120% of the employee’s salary deferral on the first 6% of eligible compensation. Employees are fully vested in all contributions at the time the contributions are made. The amounts charged to earnings for the ADC RSP were $4.5 million, $6.1 million and $5.4 million during fiscal 2008, 2007 and 2006, respectively. Based on participant investment elections, the trustee for the ADC RSP invests a portion of our cash contributions in ADC common stock. The inclusion of this investment in the ADC RSP is monitored by an independent fiduciary agent we have retained. In addition, other retirement savings plans exist in other of our global (non-U.S.) locations, which are aligned with local custom and practice. The amounts charged to earnings related to our global (non-U.S.) retirement savings plans were $6.0 million, $6.5 million and $6.0 million during fiscal 2008, 2007 and 2006, respectively.
     Pension Benefits:  With our acquisition of KRONE, we assumed certain pension obligations of KRONE related to its German workforce. The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, as part of the acquisition, we recorded a liability of $62.8 million for this obligation as of October 31, 2004. As of October 31, 2008, we had a liability of $56.4 million for this obligation. We use a measurement date of October 31 for the plan. The plan was closed to employees hired after 1994. Accordingly, only employees and retirees hired before 1995 are covered by the plan. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to equal approximately the net periodic benefit cost.
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
     The following provides reconciliations of benefit obligations, plan assets and funded status of the KRONE pension plan:

	October 31,
	2008	2007
	(In millions)
Change in benefit obligation
Beginning balance	$71.3	$69.2
Service cost	0.1	0.2
Interest cost	3.8	3.2
Actuarial gain	(8.3)	(6.0)
Foreign currency exchange rate changes	(6.0)	8.6
Benefit payments	(4.5)	(3.9)

Ending balance	$56.4	$71.3

Funded status of the plan
Plan assets at fair value less than benefit obligation	$(56.4)	$(71.3)

Amounts recognized in the Consolidated Balance Sheet
Liabilities
Current liability	$(3.7)	$(3.0)
Other long-term liability	(52.7)	(68.3)

Total liabilities	$(56.4)	$(71.3)

Accumulated other comprehensive (income) loss, pre-tax
Net (gain) loss	$(7.1)	$(0.8)

Total accumulated other comprehensive income	$(7.1)	$(0.8)

     The following table details the incremental impact of adopting SFAS 158 as of October 31, 2007:

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
	(In millions)
Liability for pension benefits	$71.5	$(0.2)	$71.3
Total liabilities	$757.4	$(0.2)	$757.2
Accumulated other comprehensive income (loss), net of tax	$2.5	$0.2	$2.7
Total shareowners’ investment	$1,007.4	$0.2	$1,007.6

     There was an unrecognized net actuarial loss of $0.2 million that had not previously been recognized in net periodic benefit cost and is included in accumulated other comprehensive income for the year ended October 31, 2007 as a result of implementing SFAS 158.
     Net periodic pension cost for fiscal 2008, 2007 and 2006 includes the following components:

	2008	2007	2006
	(In millions)
Service cost	$0.1	$0.2	$0.2
Interest cost	3.8	3.2	2.9

Net periodic pension cost	$3.9	$3.4	$3.1

     The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

	October 31,
	2008	2007	2006
Weighted average assumptions used to determine benefit obligations
Discount rate	6.25%	5.25%	4.50%
Compensation rate increase	2.50%	2.50%	2.50%
Weighted average assumptions used to determine net cost for the years ended
Discount rate	5.25%	4.50%	4.25%
Compensation rate increase	2.50%	2.50%	2.50%
     Since the plan is an unfunded general obligation, we do not expect to contribute to the plan except to make the below described benefit payments.
     Expected future employee benefit plan payments:

(In millions)
2009	$4.5
2010	4.5
2011	4.5
2012	4.6
2013	4.7
Five Years Thereafter	$24.2
Note 12:  Share-Based Compensation
     Share-based compensation recognized under SFAS 123(R) for fiscal 2008, 2007 and 2006 was $17.2 million, $10.5 million and $10.0 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting periods of the related share-based awards.
     During December 2007, we adopted the 2008 Global Stock Incentive Plan (the “2008 Stock Plan”). Upon shareowner approval in March 2008, the 2008 Stock Plan replaced the previous Global Stock Incentive Plan as amended and restated in December 2006, as well as all other previous share-based compensation plans. However, existing awards under those plans will continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.
     As of October 31, 2008, a total of 10.8 million shares of ADC common stock were available for stock awards under our 2008 Stock Plan. This total included shares of ADC common stock available for issuance as stock options, restricted stock units (including time-based and performance-based vesting) and other forms of stock-based compensation. Shares issued as stock options each reduce the number of shares available to award by one share, while restricted stock units each reduce the number of shares available to award by 1.74 shares. All stock options granted under the 2008 Stock Plan were made at fair market value. Stock options granted under the 2008 Stock Plan generally vest over a four-year period.
     During fiscal 2008, 2007 and 2006, we granted 318,164, 305,485 and 324,885 restricted stock units, respectively, subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout the three fiscal years reach a targeted amount. For purposes of SFAS 123(R), expense for these restricted stock units are recognized on a straight-line basis from the grant date only if we believe we will achieve the performance threshold. We recorded $6.4 million and $0.7 million of compensation expense during fiscal 2008 and 2007, respectively, related to grants that we believe will achieve the performance threshold. The increase in compensation expense during fiscal 2008 results from our belief that the performance thresholds will be achieved for certain awards. We did not record any compensation expense during fiscal 2006 related to such grants.
     The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
	Stock	Weighted Average	Stock
	Options	Exercise Price	Units
	(In millions)		(In millions)
Outstanding at October 31, 2005	6.8	$28.95	0.4
Granted	1.0	23.83	0.4
Exercised	(0.6)	(16.60)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.6)	(31.06)	(0.1)

Outstanding at October 31, 2006	6.6	29.08	0.6

Granted	1.4	14.90	0.8
Exercised	(0.4)	(15.84)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.9)	(36.07)	(0.2)

Outstanding at October 31, 2007	6.7	25.46	1.1

Granted	0.9	13.46	0.8
Exercised	(0.1)	(3.73)	—
Restrictions lapsed	—	—	—
Canceled	(0.7)	(31.62)	(0.1)

Outstanding at October 31, 2008	6.8	$23.64	1.8

Exercisable at October 31, 2008	4.8	$26.29	—

     As of October 31, 2008, there were options to purchase 1.3 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $17.44. The following table contains details regarding our outstanding stock options as of October 31, 2008:

		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise	Number	Contractual Life	Exercise Price of	Number	Exercise Price of
Prices Between	Outstanding	(In Years)	Options Outstanding	Exercisable	Options Exercisable
$ 2.54 - 14.42	286,929	5.18	$7.83	243,004	$7.34
14.59 - 14.59	1,029,105	5.07	14.59	266,709	14.59
14.63 - 15.82	752,062	4.20	15.73	688,724	15.77
16.03 - 17.76	1,058,564	5.63	17.37	431,005	16.95
17.92 - 18.76	758,034	5.84	18.72	558,925	18.73
19.11 - 20.44	991,653	3.50	20.05	982,503	20.06
20.79 - 23.91	694,335	6.75	23.80	375,240	23.75
24.01 - 37.94	814,376	3.32	31.10	795,000	31.23
42.77 - 286.56	422,242	1.32	87.10	422,242	87.10
293.56 - 293.56	2,614	1.69	293.56	2,614	293.56

	6,809,914	4.65	$23.64	4,765,966	$26.29

     For purposes of determining estimated fair value under SFAS 123(R), we have computed the estimated fair values of stock options using the Black-Scholes Model. The weighted average estimated fair value of employee stock options granted was $8.81, $7.21, and $12.67 per share for fiscal 2008, 2007 and 2006, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	2008	2007	2006
Expected volatility	44.05%	52.51%	57.70%
Risk free interest rate	2.98%	4.45%	4.34%
Expected dividends	—	—	—
Expected term (in years)	4.7	4.6	4.9

     We based our estimate of expected volatility for awards granted in fiscal 2008 on monthly historical trading data of our common stock for a period equivalent to the expected life of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the employee stock awards. We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term. We do not anticipate declaring dividends in the foreseeable future. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
     As of October 31, 2008, we have approximately $17.7 million of total compensation cost related to non-vested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.1 years.
Note 13:  Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) derives from foreign currency translation adjustments, unrealized gains (losses) and related adjustments on available-for-sale securities, hedging activities and adjustments to reflect our minimum pension liability. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. The components of accumulated other comprehensive loss are:

	Derivative	Foreign	Unrealized
	Instruments	Currency	Gain (Loss)
	and Hedging	Translation	On Investments,	Pension
	Activities	Adjustment	net	Adjustment	Total
	(In millions)
Balance, October 31, 2005	$—	$(17.7)	$(0.7)	$(7.2)	$(25.6)
Translation gain	—	11.8	—	—	11.8
Minimum pension liability adjustment	—	—	—	2.9	2.9
Unrealized gain on securities	—	—	0.7	—	0.7

Balance, October 31, 2006	—	(5.9)	—	(4.3)	(10.2)
Translation gain	—	7.8	—	—	7.8
Minimum pension liability adjustment	—	—	—	4.9	4.9
Adoption of SFAS 158	—	—	—	0.2	0.2

Balance, October 31, 2007	—	1.9	—	0.8	2.7
Translation loss	—	(21.9)	—	—	(21.9)
Pension obligation adjustment	—	0.9	—	6.3	7.2
Net change in fair value of interest rate swap	(2.8)	—	—	—	(2.8)
Unrealized gain on foreign currency hedge	0.2	—	—	—	0.2
Unrealized gain on securities	—	—	0.5	—	0.5

Balance, October 31, 2008	$(2.6)	$(19.1)	$0.5	$7.1	$(14.1)

     There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance.
Note 14:  Commitments and Contingencies
     Letters of Credit:  As of October 31, 2008, we had $12.3 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.
     Operating Leases:  Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2015. The rental expense included in the accompanying consolidated statements of operations was $25.5 million, $25.3 million and $17.3 million for fiscal 2008, 2007 and 2006, respectively.
     The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of October 31, 2008:

(In millions)
2009	$23.1
2010	19.2
2011	12.9
2012	10.4
2013	8.1
Thereafter	11.1

Total	$84.8

     The aggregate amount of future minimum rentals to be received under non-cancelable subleases as of October 31, 2008 is $19.6 million.
     Legal Contingencies:  We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of October 31, 2008, we had recorded approximately $10.8 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     Purchase Obligations:  At October 31, 2008, we had non-cancelable commitments to purchase goods and services valued at $10.2 million, including items such as inventory and information technology support.
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
     Other than in the U.S., no single country has property and equipment sufficiently material to disclose. Our largest customer, Verizon, accounted for 16.5%, 17.8% and 16.0% of our sales in fiscal 2008, 2007 and 2006, respectively. Revenue from Verizon is included in each of the three reportable segments. The merger of AT&T and BellSouth in our fiscal 2007 created another large customer for us. In fiscal 2008 and 2007 this combined company accounted for approximately 16.0% and 15.4% of our sales, respectively.
     The following table sets forth certain financial information for each of our above described reportable segments:

					Restructuring,
		Network	Professional		Impairment and	GAAP
	Connectivity	Solutions	Services	Consolidated	Other Charges	Consolidated
			(In millions)
2008
External net sales:
Products	$1,105.2	$145.3	$49.2	$1,299.7	$—	$1,299.7
Services	—	24.2	132.5	156.7	—	156.7

Total external net sales	$1,105.2	$169.5	$181.7	$1,456.4	$—	$1,456.4

Depreciation and amortization	$60.5	$15.9	$5.9	$82.3	$—	$82.3
Operating income (loss)	$115.5	$(39.5)	$0.9	$76.9	$15.2	$61.7
2007
External net sales:
Products	$1,014.9	$97.7	$57.6	$1,170.2	$—	$1,170.2
Services	—	—	106.5	106.5	—	106.5

Total external net sales	$1,014.9	$97.7	$164.1	$1,276.7	$—	$1,276.7

Depreciation and amortization	$58.9	$5.3	$3.8	$68.0	$—	$68.0
Operating income (loss)	$100.7	$(10.4)	$5.5	$95.8	$17.8	$78.0
2006
External net sales:
Products	$980.2	$97.6	$58.3	$1,136.1	$—	$1,136.1
Services	—	—	95.8	95.8	—	95.8

Total external net sales	$980.2	$97.6	$154.1	$1,231.9	$—	$1,231.9

Depreciation and amortization	$55.0	$5.8	$6.5	$67.3	$—	$67.3
Operating income (loss)	$83.6	$(13.1)	$(4.7)	$65.8	$20.6	$45.2
     The fiscal 2007 restructuring, impairment and other column includes the $10.0 million contribution to the ADC Foundation.
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

Geographic Sales Information	2008	2007	2006
	(In millions)
Inside the United States	$862.8	$803.8	$750.5
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	187.3	135.4	109.1
EMEA (Africa, Europe (Excluding Germany) and Middle East)	248.8	192.3	183.0
Germany(1)	51.5	50.2	95.6
Americas (Canada, Central and South America)	106.0	95.0	93.7

Total sales	$1,456.4	$1,276.7	$1,231.9

Property and Equipment, Net:
Inside the United States	$113.4	$121.3
Outside the United States	63.7	76.8

Total property and equipment, net	$177.1	$198.1

(1)	Due to the significance of its sales, Germany is broken out for geographic purposes. Other than in the U.S., no single country has property and equipment sufficiently material to disclose.
Note 16:  Impairment, Restructuring, and Other Disposal Charges
     During fiscal 2008, 2007 and 2006, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of various product lines. The impairment and restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for fiscal 2008, 2007 and 2006, respectively:

	2008	2007	2006
	(In millions)
Impairments:
Fixed asset write-downs	$0.7	$2.3	$1.2
Patents/intangibles	3.4	—	—

Total impairment charges	4.1	2.3	1.2

Restructuring charges:
Employee severance	10.4	4.7	14.4
Facilities consolidation and lease termination	0.7	0.8	5.0

Total restructuring charges	11.1	5.5	19.4

Other disposal charges: Inventory write-offs	14.0	8.9	—

Total impairment, restructuring and other disposal charges	$29.2	$16.7	$20.6

     Impairment Charges:  We evaluate our long-lived assets for impairment in accordance with SFAS 144.  In fiscal 2008, we recorded impairment charges of $4.1 million primarily to write-off certain intangible assets related to the exit of some of our outdoor wireless product lines in our Network Solutions segment. In fiscal 2007, we recorded impairment charges of $2.3 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line, and the Muggelheim facility, a commercial property in Germany formerly used by our services business. In fiscal 2006, we recorded impairment charges of $1.2 million based on estimated market prices.
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
     Restructuring Charges:  Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2008, 2007 and 2006, we identified and accounted for the elimination of approximately 550, 200 and 400 employees, respectively, through reductions in force. In the current year, the restructuring costs were known in October 2008 and thus taken in fiscal 2008, with the notifications and terminations occurring in early fiscal 2009. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2008, 2007 and 2006, we incurred charges of $0.7 million, $0.8 million and $5.0 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.
     Other Disposal Charges:  In fiscal 2008 and fiscal 2007, we recorded $14.0 million and $8.9 million, respectively, for the write-off of obsolete inventory associated with exit activities. The inventory write-offs in fiscal 2008 consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the ACX product line. The inventory write-offs in fiscal 2007 consisted of $8.9 million related to our decision to exit the ACX product line. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of October 31, 2008 and 2007:

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2007	Net Additions	Charges	2008
	(In millions)
Employee severance costs	$5.1	$10.4	$6.9	$8.6
Facilities consolidation	11.8	0.7	4.4	8.1

Total	$16.9	$11.1	$11.3	$16.7

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2006	Net Additions	Charges	2007
	(In millions)
Employee severance costs	$12.5	$4.7	$12.1	$5.1
Facilities consolidation	15.3	0.8	4.3	11.8

Total	$27.8	$5.5	$16.4	$16.9

     We expect that substantially all but $1.1 million of the remaining $8.6 million of cash expenditures relating to employee severance costs incurred through October 31, 2008 will be paid by the end of fiscal 2009. The remaining $1.1 million is expected to be paid by the end of fiscal 2011. Of the $8.1 million to be paid for the consolidation of facilities, we expect that approximately $1.4 million will be paid from unrestricted cash by the end of fiscal 2009, and that the balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015.
Note 17:  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
2008
Net Sales	$329.1	$393.2	$381.8	$352.3	$1,456.4
Cost of Sales	208.7	251.7	251.2	255.5	967.1

Gross Profit	120.4	141.5	130.6	96.8	489.3
Operating Expenses:
Research and development	19.5	21.8	21.7	20.5	83.5
Selling and administration	81.7	84.9	83.0	79.3	328.9
Impairment charges	—	—	—	4.1	4.1
Restructuring charges	1.2	1.0	0.1	8.8	11.1

Total operating expenses	102.4	107.7	104.8	112.7	427.6

Operating Income (Loss)	18.0	33.8	25.8	(15.9)	61.7
Other Income (Expense), Net	(44.9)	(15.9)	(9.5)	(29.6)	(99.9)

Income (Loss) Before Income Taxes	(26.9)	17.9	16.3	(45.5)	(38.2)
Provision (Benefit) for Income Taxes	1.5	1.9	2.9	(0.1)	6.2
Income (Loss) From Continuing Operations	(28.4)	16.0	13.4	(45.4)	(44.4)
Discontinued Operations, Net of Tax	1.1	0.3	1.7	(0.6)	2.5

Net Income (Loss)	$(27.3)	$16.3	$15.1	$(46.0)	$(41.9)

Average Common Shares Outstanding — Basic	117.6	117.7	117.7	115.4	117.1

Average Common Shares Outstanding — Diluted	117.6	118.2	118.3	115.4	117.1

Basic Income (Loss) Per Share:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
Continuing operations	$(0.24)	$0.14	$0.11	$(0.39)	$(0.38)

Discontinued operations	$0.01	$—	$0.02	$(0.01)	$0.02

Net Income (Loss)	$(0.23)	$0.14	$0.13	$(0.40)	$(0.36)

Diluted Income (Loss) Per Share:
Continuing operations	$(0.24)	$0.14	$0.11	$(0.39)	$(0.38)

Discontinued operations	$0.01	$—	$0.02	$(0.01)	$0.02

Net Income (Loss)	$(0.23)	$0.14	$0.13	$(0.40)	$(0.36)

Net Sales Outside the United States	$131.0	$157.5	$165.0	$140.1	$593.6

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
2007
Net Sales	$283.6	$337.9	$334.9	$320.3	$1,276.7
Cost of Sales	188.8	217.2	221.2	206.9	834.1

Gross Profit	94.8	120.7	113.7	113.4	442.6
Operating Expenses:
Research and development	16.8	17.7	17.6	17.5	69.6
Selling and administration	69.2	67.9	67.8	82.3	287.2
Impairment charges	—	0.1	1.5	0.7	2.3
Restructuring charges	0.6	(2.1)	5.6	1.4	5.5

Total operating expenses	86.6	83.6	92.5	101.9	364.6

Operating Income	8.2	37.1	21.2	11.5	78.0
Other Income (Expense), Net	3.6	61.6	5.2	(21.6)	48.8

Income (Loss) Before Income Taxes	11.8	98.7	26.4	(10.1)	126.8
Provision (Benefit) for Income Taxes	1.1	2.7	2.0	(2.5)	3.3
Income (Loss) From Continuing Operations	10.7	96.0	24.4	(7.6)	123.5
Discontinued Operations, Net of Tax	(7.1)	(3.9)	(7.8)	1.6	(17.2)

Net Income (Loss)	$3.6	$92.1	$16.6	$(6.0)	$106.3

Average Common Shares Outstanding — Basic	117.2	117.3	117.4	117.5	117.4

Average Common Shares Outstanding — Diluted	117.3	131.8	117.8	117.5	131.9

Basic Income (Loss) Per Share:
Continuing operations	$0.09	$0.82	$0.21	$(0.07)	$1.05

Discontinued operations	$(0.06)	$(0.03)	$(0.07)	$0.02	$(0.14)

Net Income (Loss)	$0.03	$0.79	$0.14	$(0.05)	$0.91

Diluted Income (Loss) Per Share:
Continuing operations	$0.09	$0.75	$0.21	$(0.07)	$1.04

Discontinued operations	$(0.06)	$(0.03)	$(0.07)	$0.02	$(0.13)

Net Income (Loss)	$0.03	$0.72	$0.14	$(0.05)	$0.91

Net Sales Outside the United States	$111.1	$112.2	$119.7	$129.9	$472.9
 Fiscal Year
     Our first three quarters end on the Friday nearest to the end of January, April and July, respectively, and our fiscal year ends on October 31.
     On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with our fiscal year 2009. This will result in our fiscal year 2009 being shortened from 12 months to 11 months and ending on September 30th.
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

 Discontinued Operations
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. During the fourth quarter of fiscal 2007, our Board of Directors approved a plan to divest G-Connect. During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. In accordance with SFAS 144, all periods presented have been restated to reflect the treatment of APS Germany, G-Connect and APS France as discontinued operations.
Note 18: Subsequent Events
     For the year ended October 31, 2008, we repurchased approximately 6.4 million shares of common stock for approximately $56.5 million, or $8.80 average per share, under the authorized stock repurchase plan.
     In fiscal 2009, we repurchased approximately 14.9 million shares of common stock for approximately $94.1 million, including commissions, or $6.29 average per share, under the authorized stock repurchase plan.

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
Changes in Internal Control Over Financial Reporting
     During the last quarter of fiscal 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2008. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of October 31, 2008. This evaluation did not include the internal controls related to the LGC and Century Man acquisitions, which were completed during fiscal 2008. Total assets and sales for these acquisitions represent 14.5% and 8.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008 (see Note 3).
     Our internal control over financial reporting as of October 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
     We have audited ADC Telecommunications, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting , management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LGC Wireless, Inc. and Century Man Communication, both of which are included in the October 31, 2008 consolidated financial statements of ADC Telecommunications, Inc. and subsidiaries and together constituted 15% and 23% of total and net assets, respectively, as of October 31, 2008 and 9% and 32% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of ADC Telecommunications, Inc. also did not include an evaluation of the internal control over financial reporting of LGC Wireless, Inc. and Century Man Communication.
     In our opinion, ADC Telecommunications, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ investment and cash flows for each of the three years in the period ended October 31, 2008, and our report dated December 18, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Minneapolis, Minnesota
December 18, 2008

Item 9B.  OTHER INFORMATION
     None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The disclosure under Part I of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.
     The sections entitled “Proposal 1 — Election of Directors,” “Standing Committees,” “Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2009 Annual Meeting of Shareowners, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this Form 10-K by reference.
     We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other ADC employees. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. The Internet address for our website is www.adc.com, and the financial code of ethics may be found at www.adc.com/investorrelations/corporategovernance.
     We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address and location specified above.

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

PART IV
Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Listing of Financial Statements
     The following consolidated financial statements of ADC are filed with this report and can be found in Item 8 of this Form 10-K:
     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Operations for the years ended October 31, 2008, 2007 and 2006
     Consolidated Balance Sheets as of October 31, 2008 and 2007
     Consolidated Statements of Shareowners’ Investment for the years ended October 31, 2008, 2007 and 2006
     Consolidated Statements of Cash Flows for the years ended October 31, 2008, 2007 and 2006
     Notes to Consolidated Financial Statements
     Five-Year Selected Consolidated Financial Data for the years ended October 31, 2004 through October 31, 2008, is located in Item 6 of this Form 10-K
Listing of Financial Statement Schedules
     The following schedules are filed with this report and can be found starting on page 85 of this form 10-K:
     Schedule II — Valuation of Qualifying Accounts and Reserves
     Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
Listing of Exhibits
     See Exhibit Index on page 86 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
By:	/s/ Robert E. Switz
Robert E. Switz
Chairman, President and Chief Executive Officer

Dated: December 19, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz	Chairman, President and	Dated: December 19, 2008
Robert E. Switz	Chief Executive Officer (principal executive officer)

/s/ James G. Mathews	Vice President and	Dated: December 19, 2008
James G. Mathews	Chief Financial Officer (principal financial officer)

/s/ Steven G. Nemitz	Vice President and Controller	Dated: December 19, 2008
Steven G. Nemitz	(principal accounting officer)

J. Kevin Gilligan*	Lead Director

John A. Blanchard III *	Director

John J. Boyle III *	Director

Mickey P. Foret *	Director

Lois M. Martin*	Director

Krish A. Prabhu, PhD*	Director

John E. Rehfeld*	Director

David A. Roberts*	Director

William R. Spivey*	Director

Larry W. Wangberg*	Director

John D. Wunsch*	Director

*By:	/s/ James G. Mathews James G. Mathews	Dated: December 19, 2008
Attorney-in-Fact

ADC TELECOMMUNICATIONS
SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year
	(In millions)
Fiscal 2008
Allowance for doubtful accounts & notes receivable	$6.6	$10.2	$0.7	$0.2	$17.3
Inventory reserve	41.3	—	25.2	15.8	50.7
Warranty accrual	7.7	1.9	1.1	1.8	8.9
Fiscal 2007
Allowance for doubtful accounts & notes receivable	$10.1	$—	$(2.0)	$1.5	$6.6
Inventory reserve	35.1	—	21.1	14.9	41.3
Warranty accrual	9.0	—	1.1	2.4	7.7
Fiscal 2006
Allowance for doubtful accounts & notes receivable	$19.7	$—	$(0.2)	$9.4	$10.1
Inventory reserve	35.6	—	9.1	9.6	35.1
Warranty accrual	10.4	—	4.5	5.9	9.0

EXHIBIT INDEX
     The following documents are filed as Exhibits to this Annual Report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included that document.

Exhibit
Number	Description
2.1	Share Purchase Agreement, dated March 25, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated June 2, 2004.)
2.2	First Amendment to Share Purchase Agreement, dated May 18, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated June 2, 2004.)
2.3	Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 21, 2005.)
2.4	First Amendment to Agreement and Plan of Merger, dated August 16, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated August 16, 2005.)
2.5	Agreement and Plan of Merger dated October 21, 2007 by and among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and LGC Wireless, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated October 21, 2007.)
2.6*	Share Purchase Agreement dated November 12, 2007 between ADC Telecommunications (China) Limited, ADC Telecommunications, Inc., Frontvision Investment Limited, and the shareholders of Frontvision Investment Limited, as amended.
3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)
3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008 (incorporated by reference to Exhibit 3.1 of ADC’s Current Report on Form 8-K filed on December 12, 2008).
4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)
4.2	Rights Agreement, as amended and restated July 30, 2003, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC as Rights Agent. (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on July 31, 2003.)
4.3	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
4.4	Rights Agreement, as amended and restated as of May 9, 2007, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 11, 2007.
4.5	Indenture between ADC Telecommunications, Inc. and U.S. Bank National Association, as trustee, dated as of December 26, 2007 (including Form of Convertible Subordinated Note due 2015). (Incorporated by reference to Exhibit 4.1 to ADC’s Current Report on Form 8-K dated December 19, 2007.)
4.6	Indenture between ADC Telecommunications, Inc. and U.S. Bank National Association, as trustee, dated as of December 26, 2007 (including Form of Convertible Subordinated Note due 2017). (Incorporated by reference to Exhibit 4.2 to ADC’s Current Report on Form 8-K dated December 19, 2007.)
10.1†	ADC Telecommunications, Inc. Global Stock Incentive Plan, amended and restated as of December 12, 2006. (Incorporated by reference to Exhibit 10-a of ADC’s Annual Report on Form 10-K for the year ended October 31, 2007.)
10.2†	ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of ADC’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008.)

Exhibit
Number	Description
10.3†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2007. (Incorporated by reference to Exhibit 10-d to ADC’s Annual Report on Form 10-K/A dated March 13, 2007.)
10.4†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2008. (Incorporated by reference to Exhibit 10-d of ADC’s Annual Report on Form 10-K for the year ended October 31, 2007.)
10.5†*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2009.
10.6†*	ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2009.
10.7†	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-a to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10.8†	ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10.9†	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10.10†	ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002 and amended October 24, 2006. (Incorporated by reference to Exhibit 10-k to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and to ADC’s Current Report on Form 8-K dated October 30, 2006.)
10.11†	ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10.12†	Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10.13†	Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)
10.14†	ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)
10.15†	Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)
10.16†	ADC Telecommunications, Inc. 401(k) Excess Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10.17†	Compensation Plan for Non-employee directors of ADC Telecommunications, Inc. (2007 Restatement). (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated September 30, 2007.)
10.18†	Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)
10.19†	ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004, and amended as of May 10, 2005. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)
10.20†	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)
10.21†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made under the ADC Telecommunications, Inc. 2001 Special Stock Option Plan on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)
10.22†	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10.23†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated February 1, 2005.)

Exhibit
Number	Description
10.24†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to ADC’s fiscal 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10.25†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10.26†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-e to ADC’s Current Report on Form 8-K dated February 1, 2005.)
10.27†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10.28†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the Compensation Plan for Non-Employee Directors prior to December 18, 2006. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)
10.29†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-gg to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.)
10.30†	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-x to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10.31†	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-y to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10.32†	Form of ADC Telecommunications, Inc. Three-Year Restricted Stock Unit CEO Award Agreement effective December 18, 2006 granted to Robert E. Switz under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-z to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10.33†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ee to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10.34†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ff to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10.35†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ii to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)
10.36†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.2 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)
10.37†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.3 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)
10.38†	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.4 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

Exhibit
Number	Description
10.39†	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.5 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)
10.40†	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. 2008 Global Stock Incentive Plan beginning March 7, 2008. (Incorporated by reference to Exhibit 10.6 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)
10.41	Credit Agreement between ADC Telecommunications, Inc., certain institutional lenders, Wachovia Bank, N.A. as documentation agent, RBS Citizens, National Association as syndication agent, JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities, Inc. as sole bookrunner and sole lead arranger dated April 3, 2008. (Incorporated by reference to Exhibit 10.1 of ADC’s Current Report on Form 8-K filed April 9, 2008.)
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of ADC Telecommunications, Inc.
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney.
31.1*	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).
31.2*	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).
32*	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-K.
We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.