Form 10-Q
period 2009-01-30
ADC TELECOMMUNICATIONS INC
filed 2009-03-04
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2009
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
Common stock, $.20 par value: 96,610,966 shares as of March 2, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	January 30,	October 31,
	2009	2008
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$515.8	$631.4
Accounts receivable, net of reserves of $18.6 and $17.3	173.5	215.4
Unbilled revenue	16.3	25.2
Inventories, net of reserves of $47.9 and $50.7	167.2	162.7
Prepaid and other current assets	35.0	34.7
Assets of discontinued operations	10.8	8.0

Total current assets	918.6	1,077.4
Property and equipment, net of accumulated depreciation of $415.8 and $407.7	169.3	177.1
Assets held for sale	—	2.9
Restricted cash	14.9	15.3
Goodwill	—	359.3
Intangibles, net of accumulated amortization of $124.8 and $126.3	105.8	161.1
Long-term available-for-sale securities	26.7	40.4
Other assets	80.6	86.3
Long-term assets of discontinued operations	1.0	1.2

Total assets	$1,316.9	$1,921.0

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$1.8	$2.6
Accounts payable	75.9	99.1
Accrued compensation and benefits	46.9	78.1
Other accrued liabilities	68.7	71.0
Income taxes payable	2.1	2.4
Restructuring accrual	10.8	16.7
Liabilities of discontinued operations	6.7	8.1

Total current liabilities	212.9	278.0
Pension obligations and other long-term liabilities	84.0	78.1
Long-term notes payable	650.5	650.7

Total liabilities	947.4	1,006.8

Shareowners’ Investment:
(96.6 and 111.3 shares outstanding, respectively)	369.5	914.2

Total liabilities and shareowners’ investment	$1,316.9	$1,921.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended
	January 30, 2009	February 1, 2008
	(In millions, except earnings per share)
Net Sales:
Products	$223.8	$292.9
Services	30.5	36.2

Total net sales	254.3	329.1
Cost of Sales:
Products	149.0	175.3
Services	26.6	33.4

Total cost of sales	175.6	208.7
Gross Profit	78.7	120.4

Operating Expenses:
Research and development	19.0	19.5
Selling and administration	71.9	81.7
Impairment charges	413.5	—
Restructuring charges	0.5	1.2

Total operating expenses	504.9	102.4

Operating Income (Loss)	(426.2)	18.0
Other Income (Expense), Net	(20.3)	(44.9)

Loss before income taxes	(446.5)	(26.9)
Provision (benefit) for income taxes	(4.0)	1.5

Loss from continuing operations	(442.5)	(28.4)
Discontinued Operations, Net of Tax:
Income (loss) from discontinued operations	(0.3)	1.1

Net Loss	$(442.8)	$(27.3)

Weighted Average Common Shares Outstanding (Basic)	99.4	117.6

Weighted Average Common Shares Outstanding (Diluted)	99.4	117.6

Basic Income (Loss) Per Share:
Continuing operations	$(4.45)	$(0.24)

Discontinued operations	$—	$0.01

Net loss per share	$(4.45)	$(0.23)

Diluted Income (Loss) Per Share:
Continuing operations	$(4.45)	$(0.24)

Discontinued operations	$—	$0.01

Net loss per share	$(4.45)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended
	January 30, 2009	February 1, 2008
	(In millions)
Operating Activities:
Loss from continuing operations	$(442.5)	$(28.4)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Inventory write-offs	1.8	2.8
Goodwill impairment	366.2	—
Write-down of cost method investment	3.0	—
Write-down of intangibles	47.3	—
Write-down of available-for-sale investments	14.2	50.2
Depreciation and amortization	21.0	20.1
Provision for bad debt	1.9	(0.3)
Change in warranty reserves	(0.2)	(1.5)
Non-cash stock compensation	3.4	5.4
Change in deferred income taxes	(4.3)	(2.5)
Gain on sale of property and equipment	(1.1)	—
Amortization of deferred financing costs	1.5	0.5
Other, net	3.9	(0.9)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues decrease	47.3	26.0
Inventories increase	(7.6)	(14.6)
Prepaid and other assets decrease	1.2	5.4
Accounts payable decrease	(22.9)	(15.1)
Accrued liabilities decrease	(49.1)	(41.5)

Total cash provided by (used for) operating activities from continuing operations	(15.0)	5.6
Total cash used for operating activities from discontinued operations	(4.2)	(0.5)

Total cash provided by (used for) operating activities	(19.2)	5.1

Investing Activities:
Acquisitions, net of cash acquired	2.7	(197.1)
Property, equipment and patent additions	(7.7)	(7.4)
Proceeds from disposal of property and equipment	4.5	0.1
Decrease in restricted cash	0.5	—
Purchase of available-for-sale securities	—	(4.7)
Sale of available-for-sale securities	—	36.7

Total cash used for investing activities	—	(172.4)

Financing Activities:
Debt issued	—	450.0
Payments of financing costs	—	(10.7)
Debt payments	(1.0)	—
Common stock repurchase	(94.1)	—
Common stock issued	—	0.3

Total cash provided by (used for) financing activities	(95.1)	439.6

Effect of Exchange Rate Changes on Cash	(1.3)	0.1

Increase (Decrease) in Cash and Cash Equivalents	(115.6)	272.4
Cash and Cash Equivalents, beginning of period	631.4	520.2

Cash and Cash Equivalents, end of period	$515.8	$792.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the quarter ended January 30, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our German professional services business (“APS Germany”). In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), this business was classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of January, April and July, respectively.
     On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with our fiscal year 2009. This will result in our fiscal year 2009 being shortened from 12 months to 11 months and ending on September 30th.
     We plan to file our annual report on Form 10-K for our fiscal year 2009 as our transition report. Accordingly, we will continue to file quarterly reports on Form 10-Q on our present quarterly reporting cycle that corresponds to an October 31st fiscal year end through our third quarter of fiscal year 2009 ending July 31, 2009. We will then use our Annual Report on Form 10-K for fiscal 2009 to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 will be shortened from the quarterly period ending October 31st to an approximate two month period ending September 30th.
     Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2008. We are updating our summary of significant accounting policies to include:
     Fair Value Measurements
     Effective November 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The adoption of SFAS 157 had no material impact on our consolidated financial statements.
     In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on our financial position and results of operations.
     Effective November 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”), effective at the beginning of fiscal year 2010. Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upon its adoption of SFAS 159, we have not elected the fair value option for any eligible financial instruments as of January 30, 2009.

     Warranty
     We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our warranty policy or applicable contractual warranty, our historical experience of known product failure rates, and our use of materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.
     The following table provides detail on the activity in the warranty reserve accrual balance as of January 30, 2009:

		Purchase
	Accrual	Accounting	Charged to costs		Accrual
	October 31, 2008	Adjustments	and expenses	Deductions	January 30, 2009
	(In millions)
Warranty Reserve	$8.9	$(0.6)	$(0.2)	$0.6	$7.5
     Share-Based Compensation
     Share-based compensation recognized under SFAS 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95,” for the three months ended January 30, 2009 and February 1, 2008 was $3.4 million and $5.4 million, respectively.
Note 2: Acquisitions
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
     We acquired all of the outstanding capital stock and warrants of LGC for $143.3 million in cash (net of cash acquired). We acquired $58.9 million of intangible assets as part of this purchase. Goodwill of $85.4 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition, the majority of which was paid off by the second quarter of fiscal 2008. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
     Option holders of LGC shares were given the opportunity either to receive a cash payment for their options or exchange their options for options to acquire ADC shares. Certain LGC option holders received $9.1 million in cash payments for their options. The remaining option holders received ADC options with a fair value of $3.5 million as of the close of the acquisition. Of this $3.5 million, $3.0 million was added to the purchase price of LGC and the remaining $0.5 million will be recognized over the remaining vesting period.
     The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

December 3,
2007
Current assets	$44.9
Intangible assets	58.9
Goodwill	85.4
Other long-term assets	3.3

Total assets acquired	192.5
Current liabilities	42.9
Long-term liabilities	2.5

Total liabilities assumed	45.4
Net assets acquired	147.1
Less:
Cash acquired	0.8
LGC Options exchanged for ADC Options	3.0

Net cash paid	$143.3

Century Man
     On January 10, 2008, we completed the acquisition of Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”), a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition has accelerated our growth in the Chinese connectivity market, as well as provided us with additional products designed to meet the needs of customers in other developing markets outside of China.
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million (the “earn out”) if, during the three years following closing, certain financial results are achieved by the acquired business. As of January 30, 2009, we believe $5.0 million of the potential additional consideration of $15.0 million is probable of payment in March 2009. This has been recorded as an increase to the goodwill associated with this acquisition.
     Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain buildings. As of January 30, 2009, $3.5 million of the total escrow amount has been released to the sellers. In addition, a $0.3 million payment will also be made to the sellers for the changes in foreign exchange rates as per the escrow agreement. This payment was accounted for as additional contingent consideration to the sellers and increased goodwill accordingly.
     We acquired $13.0 million of intangible assets as part of this purchase. Goodwill of $36.7 million was recorded in this transaction and assigned to our Global Connectivity Solutions (“Connectivity”) segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

January 10,
2008
Current assets	$33.1
Intangible assets	13.0
Goodwill	36.7
Other long-term assets	0.5

Total assets acquired	83.3

Current liabilities	26.0
Long-term liabilities	—

Total liabilities assumed	26.0

Net assets acquired	57.3
Less cash acquired	5.0

Net cash paid	$52.3

Pro-Forma Results of Operations
     Unaudited pro forma consolidated results of operations, as though the acquisitions of LGC and Century Man were completed at the beginning of fiscal 2008, are (in millions, except per share data):

Three Months
Ended
February 1,
2008
Net sales	$353.6
Loss from continuing operations	(25.6)
Net loss	(25.4)
Loss from continuing operations per share — basic and diluted	(0.22)
Net loss per share — basic and diluted	$(0.22)
     The allocation of the purchase prices for LGC and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 7 for a discussion of the goodwill and intangible impairments recorded in the first quarter of fiscal 2009.

Note 3: Discontinued Operations
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
     The financial results of our APS Germany business are reported separately as discontinued operations for all periods presented in accordance with SFAS 144. The financial results of our APS Germany business included in discontinued operations are:

	Three Months Ended
	January 30,	February 1,
	2009	2008
	(In millions)
Net sales	$6.9	$9.4
Income (loss) from discontinued operations	(0.3)	1.1
Note 4: Net Loss from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share from continuing operations:

	Three Months Ended
	January 30,	February 1,
	2009	2008
	(In millions, except
	per share amounts)
Numerator:
Loss from continuing operations	$(442.5)	$(28.4)

Denominator:
Weighted average common shares outstanding — basic and diluted	99.4	117.6

Basic and diluted loss per share from continuing operations	$(4.45)	$(0.24)

     Excluded from the dilutive securities described above are employee stock options to acquire 7.2 million and 6.7 million shares for the three months ended January 30, 2009 and February 1, 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase with all the forms of exercise proceeds exceed the weighted shares outstanding in the options, or if we have net losses, all of which have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below). Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. The following is our convertible debt:

	Convertible Shares		Conversion
Convertible Subordinated Notes	January 30, 2009	February 1, 2008	Price
	(In millions)
$200 million, 1.0% fixed rate, paid June 15, 2008	—	7.1	$28.091
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	8.3	27.00
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	7.9	28.55

Total	23.3	30.4

     Prior to June 15, 2008, the 2008 notes and 2013 notes had been evaluated for dilution effects together by adding back their associated interest expense and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes were evaluated together for dilution effects as the conversion price was the same on both. Since the 2008 notes have been paid, the 2013 notes are evaluated separately by adding back the appropriate interest expense and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended January 30, 2009 and February 1, 2008, because of their anti-dilutive effect.

Note 5: Inventories
     Our inventories are:

	January 30,	October 31,
	2009	2008
	(In millions)
Manufactured products	$138.2	$132.9
Purchased materials	70.4	73.1
Work-in-process	6.5	7.4
Less: Inventory reserve	(47.9)	(50.7)

Total inventories, net	$167.2	$162.7

Note 6: Property and Equipment
     Our property and equipment are:

	January 30,	October 31,
	2009	2008
	(In millions)
Land and buildings	$131.9	$134.7
Machinery and equipment	406.4	404.6
Furniture and fixtures	38.6	38.9
Less: Accumulated depreciation	(415.8)	(407.7)

Total	161.1	170.5
Construction-in-progress	8.2	6.6

Total property and equipment, net	$169.3	$177.1

Note 7: Goodwill and Intangible Assets
     In accordance with the provisions of SFAS 142, we review goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. Due to the current global recession and adverse business conditions that have resulted in a sustained decline in our market capitalization, we performed a goodwill impairment analysis of our two reporting units that contain goodwill, Connectivity and Network Solutions. In our analysis, the fair values of each of the reporting units were estimated for the purpose of goodwill impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. We also considered market approaches in estimating fair value. In performing the goodwill impairment analysis, we, among other things, consulted with an independent advisor.
     In accordance with SFAS 144, long-lived assets are reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. Based on recent business conditions, an impairment review of long-lived assets was performed in the first quarter of fiscal 2009. The review has resulted in the recognition of an impairment charge related to the intangible assets of the Network Solutions segment. The fair value of the impaired assets was estimated for the purpose of impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. In preparing the estimated fair value of the impaired assets, we, among other things, consulted an independent advisor.
     As of our first quarter of fiscal 2009, we recorded an estimated impairment charge of $413.5 million to reduce the carrying value of goodwill and other long-lived intangibles. The estimated impairment includes $280.8 million of goodwill related to Connectivity and $85.4 million of goodwill and $47.3 million of intangibles related to Network Solutions. We presently expect to finalize this analysis in connection with the preparation of our financial statements for the second quarter of fiscal 2009. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the second quarter of fiscal 2009. These adjustments may be material.

     The following are changes in the carrying amount of goodwill for the three months ended January 30, 2009:

		Network
	Connectivity	Solutions	Total
	(In millions)
Balance as of October 31, 2008	$274.0	$85.3	$359.3

Purchase accounting adjustments	6.5	0.1	6.6
Cumulative translation adjustment	0.3	—	0.3
Impairment	(280.8)	(85.4)	(366.2)

Balance as of January 30, 2009	$—	$—	$—

     In connection with the acquisition of LGC, we recorded intangible assets of $58.9 million related to customer relationships and technology. These intangibles were subsequently impaired as previously discussed. In connection with the acquisition of Century Man, we recorded intangible assets of $13.0 million related to customer relationships, technology and non-compete agreements, which have not been written off.
Note 8: Credit Facility
     On January 30, 2009 we terminated the $200.0 million secured five-year revolving credit facility that we entered into in April 2008. This facility had no outstanding balances when it was terminated. As a result of the current economic environment and its impact on our financial results, we believed that the provisions of the agreement would need to be amended in order to maintain and utilize this facility. Based on our discussions with the lenders, we determined that the terms of an amendment as well as the ongoing cost of maintaining the facility were not economical. As a consequence of terminating our revolving credit facility, we recorded a non-operating charge of $1.0 million to write-off the deferred financing costs associated with the facility.
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. On February 2, 2009, we pledged $13.4 million of cash to secure the interest rate swap termination value, which will be included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
Note 9: Income Taxes
     Our income tax benefit for the three months ended January 30, 2009 primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. The reversal of these deferred tax liabilities result from the goodwill impairment charge discussed in Note 7 of the financial statements.
     As of January 30, 2009, our net deferred tax assets were $1,054.9 million with a related valuation allowance of $1,000.9 million. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and requires periodic adjustments to the valuation allowance when there are changes in the evidence of realizability.
     Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $210.9 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.
     As of January 30, 2009, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $27.3 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.3 million. As of January 30, 2009, the amount accrued for interest and penalties related to unrecognized income tax benefits was $2.5 million. We recognize accrued interest and penalties related to unrecognized income tax benefits in income tax expense.

Note 10: Comprehensive Income (Loss)
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments, unrealized gain (losses) and related adjustments on available-for-sale securities and hedging activities.
     The components of comprehensive income (loss) are:

	Three Months Ended
	January 30,	February 1,
	2009	2008
	(In millions)
Net loss	$(442.8)	$(27.3)
Change in cumulative translation adjustment	0.5	(3.3)
Net change in fair value of interest rate swap	(9.6)	—
Unrealized loss on foreign currency hedge	(2.1)	—
Unrealized gain on securities	0.5	—

Total comprehensive loss	$(453.5)	$(30.6)

     There is no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 11: Segment and Geographic Information
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
     During the fourth quarter of fiscal 2008, management initiated a restructuring of the Network Solutions segment by exiting several outdoor wireless product lines. During the first quarter of fiscal 2009, management made further changes to the Network Solutions segment by moving the Wireline solutions business to the Connectivity segment in order to better manage and utilize resources and drive profitability. As a result of this change, we have changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Network Solutions products help improve coverage and capacity for wireless networks. These products improve signal quality, expand coverage and capacity into expanded geographic areas, increase the speed and expand the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireless services. Applications for these products include in-building solutions, outdoor coverage solutions and mobile network solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.

     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 18.5% and 15.8% of our sales in the three months ended January 30, 2009 and February 1, 2008, respectively. In addition, for the three months ended January 30, 2009 and February 1, 2008, Verizon represented 17.1% and 16.5%, respectively, of our net sales. Revenue from AT&T and Verizon are included in each of the three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and impairment	Consolidated
	(In millions)
Three Months Ended January 30, 2009
External net sales:
Products	$198.2	$16.1	$9.5	$223.8	—	$223.8
Services	—	4.2	26.3	30.5	—	30.5

Total external net sales	$198.2	$20.3	$35.8	$254.3	—	$254.3

Depreciation and amortization	$16.1	$3.2	$1.7	$21.0	—	$21.0
Operating income (loss)	$—	$(11.0)	$(1.2)	$(12.2)	$414.0	$(426.2)
Three Months Ended February 1, 2008
External net sales:
Products	$257.5	$23.3	$12.1	$292.9	—	$292.9
Services	—	5.5	30.7	36.2	—	36.2

Total external net sales	$257.5	$28.8	$42.8	$329.1	—	$329.1

Depreciation and amortization	$14.7	$4.0	$1.4	$20.1	—	$20.1
Operating income (loss)	$28.2	$(6.3)	$(2.7)	$19.2	$1.2	$18.0
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended
	January 30,	February 1,
	2009	2008
	(In millions)
Geographic Sales Information:

Inside the United States	$143.1	$198.0
Outside the United States:
Asia Pacific (Australia, China, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	40.4	33.3
EMEA (Europe (excluding Germany), Middle East and Africa)	39.8	67.6
Germany (1)	10.0	8.9
Americas (Canada, Central and South America)	21.0	21.3

Total net sales	$254.3	$329.1

Property and Equipment, Net:
Inside the United States	$110.4
Outside the United States	58.9

Total property and equipment, net	$169.3

(1)	Due to the significance of its sales, Germany is broken out for geographic purposes.
     Other than the U.S., no single country has property and equipment sufficiently material to disclose.
Note 12: Restructuring Charges
     During the three months ended January 30, 2009 and February 1, 2008, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. For the three months ended January 30, 2009 and February 1, 2008, restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are:

	Three Months Ended
	January 30,	February 1,
	2009	2008
	(In millions)
Employee severance	$—	$1.1
Facilities consolidation and lease termination	0.5	0.1

Total restructuring charges	$0.5	$1.2

     Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended January 30, 2009, 15 employees in our Connectivity segment were impacted by reductions in force. The costs related to these 15 employees were offset by favorable adjustments to costs associated with restructuring events accounted for in fiscal 2008. During the three months ended February 1, 2008, 11 employees in our Connectivity and Network Solutions segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended January 30, 2009 and February 1, 2008, we incurred charges of $0.5 million and $0.1 million, respectively, due to our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in lower sublease income.
     The following table provides detail on our restructuring activity and the remaining accrual balance by category as of January 30, 2009:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	October 31, 2008	Additions	Charged to accrual	January 30, 2009
	(In millions)
Employee severance costs	$8.6	$—	$5.5	$3.1
Facilities consolidation	8.1	0.5	0.9	7.7

Total restructuring accrual	$16.7	$0.5	$6.4	$10.8

     We expect that all but $1.0 million of the remaining $3.1 million of cash expenditures relating to employee severance costs incurred as of January 30, 2009 will be paid by the end of fiscal 2009. The remaining $1.0 million is expected to be paid by the end of fiscal 2013. Of the $7.7 million to be paid for the consolidation of facilities, we expect that $1.1 million will be paid by the end of fiscal 2009 and that the remaining balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 13: Other Income (Loss), Net
     Other income (loss), net is:

	Three months ended
	January 30,	February 1,
	2009	2008
	(In millions)
Interest income on investments	$3.8	$9.9
Interest expense on borrowings	(8.0)	(5.6)

Interest income (loss), net	(4.2)	4.3
Impairment loss on available-for-sale securities	(14.2)	(50.2)
Impairment loss on cost method investment	(3.0)	—
Foreign exchange income (loss)	(0.9)	1.0
Gain on sale of fixed assets	1.1	—
Other, net	0.9	—

Subtotal	(16.1)	(49.2)

Total other loss, net	$(20.3)	$(44.9)

     During the three months ended January 30, 2009 and February 1, 2008, we recorded impairment charges of $14.2 million and $50.2 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of January 30, 2009, we held auction-rate securities with a fair value of $26.7 million and an original par value of $169.8 million. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     During the first quarter of 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation in connection with the preparation of our quarterly financial results.
     The $1.1 million gain on the sale of fixed assets recorded during the three months ended January 30, 2009 is due to a $1.1 million gain recognized on the sale of our Cheltenham facility located in the U.K.
Note 14: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of January 30, 2009, we had recorded $7.8 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     Change of Control: We maintain certain employee benefits, including severance to key employees, in the event of a change of control of ADC.
Note 15: Common Stock Repurchase Plan
     On August 12, 2008, our Board of Directors approved a share repurchase program for up to $150.0 million. The program provided that share repurchases could commence beginning in September 2008 and continue until the earlier of the completion of $150.0 million in share repurchases or July 31, 2009. As of October 31, 2008, we had repurchased 6.4 million shares of common stock for $56.5 million, or $8.80 average per share. In early December 2008, we completed this $150.0 million repurchase program at an average price of $7.04 per share, resulting in 21.3 million shares being purchased under the program.
Note 16: Fair Value Measurements
     SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
     SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Our assets utilizing Level 1 inputs include money market funds that are traded in an active market with sufficient volume and frequency of transactions.
Level 2
     Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Our liabilities utilizing Level 2 inputs include derivative instruments.
Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:
•	Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

•	Determining whether a market is considered active requires management judgment.
Level 3
     Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Our assets utilizing Level 3 inputs include auction-rate securities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of January 30, 2009 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	January 30,	Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$515.8	$515.8	$—	$—
Available-for-sale securities	0.2	0.2	—	—
Restricted cash	14.9	14.9	—	—
Long-term available-for-sale securities (auction-rate securities)	26.7	—	—	26.7

Total assets measured at fair value	$557.6	$530.9	$—	$26.7

Liabilities:
Interest rate swap liabilities (included in other noncurrent liabilities)	12.4	—	12.4	—
Currency hedge liabilities (included in other noncurrent liabilities)	1.9	—	1.9	—

Total liabilities measured at fair value	$14.3	$—	$14.3	$—

     The following table provides detail on the activity in the auction-rate securities balance as of January 30, 2009 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Beginning balance	$40.4
Total gains or losses (realized or unrealized)	(14.2)
Included in earnings (or changes in net assets)
Included in other comprehensive income	0.5
Purchases, issuance, and settlements	—
Transfers in and /or out of Level 3	—

Ending balance	$26.7

     Due to the failed auction status and lack of liquidity in the market for our long-term available-for-sale securities, the valuation methodology we utilized includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on the following: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
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
     During the fourth quarter of fiscal 2008, management initiated a restructuring of the Network Solutions segment by exiting several outdoor wireless product lines. During the first quarter of fiscal 2009, management made further changes to the Network Solutions segment by moving the Wireline solutions business to the Connectivity segment in order to better manage and utilize resources and drive profitability. As a result of this change, we have changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.

     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over copper (twisted pair), coaxial, fiber-optic and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Network Solutions products help improve coverage and capacity for wireless networks. These products improve signal quality, expand coverage and capacity into expanded geographic areas, increase the speed and expand the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireless services. Applications for these products include in-building solutions, outdoor coverage solutions and mobile network solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
Marketplace Conditions
     Current Global Macro-Economic Conditions
     The widely reported global recession has had, and likely will continue to have, a significant impact on our industry and our business. During the first quarter of fiscal 2009 our financial results were impacted adversely by lower than expected spending by our customers. We believe it is likely our customers will continue to spend conservatively throughout our fiscal 2009 because of the uncertainties regarding the profitability and growth of their own businesses. For this reason we continue to expect lower revenues in fiscal 2009 as compared to fiscal 2008, but the extent of the expected revenue decline is extremely difficult to predict and is dependent both on the severity of the recession and its length. These expectations therefore could fluctuate significantly and may impact our profitability. During the first quarter, the recession impacted our business specifically in a number of ways. For instance:
•	Net sales decreased by 22.7% from our first quarter of fiscal 2008;

•	Our net sales from countries outside the U.S. grew to 43.7% of our total net sales versus 39.8% in the first quarter of fiscal 2008. As a result of this and the fact that the U.S. dollar has strengthened, our net sales were negatively impacted by approximately $16.0 million in the first quarter versus the same period in fiscal 2008;

•	Despite reducing actual expenditures for research and development and selling and administrative costs in the first quarter from the same period in fiscal 2008, these costs grew as a percentage of our net sales because of lower sales volumes; and

•	Our gross profit percentage in the first quarter was 30.9% versus 36.6% in the same period in fiscal 2008 primarily because of lower sales volumes.
     In response to the adverse impacts on our business caused by the recession, we have taken significant steps to lower our operating cost structure. In each of the fourth quarter of fiscal 2008 and the second quarter of fiscal 2009, we announced significant restructuring initiatives. Each of these initiatives included reductions in force designed to adjust our operations appropriately to lower levels of demand from our customers. We also announced our intention to sell APS Germany as well as plans to discontinue certain outdoor wireless coverage products. Depending on the severity and length of the recession and its impact on our business we may determine it appropriate to take additional actions to reduce costs in the future.
     Industry Conditions
     Longer term, we continue to believe that the ever-increasing consumption of bandwidth will drive a multi-year migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “last mile/kilometer” portion of networks where our products and services primarily are used and where constraints in the high-speed delivery of communications services are most likely to occur. For us to participate as fully as possible in this evolution we must focus on the development and sale of next-generation network infrastructure products.
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide are becoming increasingly dependent on broadband, multi-service communications networks to conduct a wide range of daily communications tasks for business and personal purposes (e.g., emails with large amounts of data, online gaming, video streaming and photo sharing). This demand for additional broadband services increases the need for broadband network infrastructure products.

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection.
     This evolution to next-generation networks impacts our industry significantly. Many of our communications service provider customers have begun to focus their investments in these next-generation networks to differentiate themselves from their competitors by providing more robust services at increasing speeds. They believe such network advancements will attract business and consumer customers and allow them to grow their businesses.
     Next-generation network investment by communications service providers has tended to come in the form of large, multi-year projects, and these significant projects have attracted many equipment vendors, including us. We believe that it is important for us to participate in these projects to grow our business and have therefore focused our strategy around the products that help make these projects successful. These include central office fiber-based equipment, wireless coverage and capacity equipment, and equipment to aid the deployment of fiber-based networks closer to the ultimate customer (i.e., fiber to the node, curb, residence, or business, which we collectively refer to as our “FTTX” products).
     Spending on these next-generation initiatives in which we participate have not resulted in significant overall spending increases on all categories of network infrastructure equipment. In fact, spending on network infrastructure equipment in total has increased only modestly in recent years as our customers have reallocated their spending towards new next-generation initiatives and away from their legacy networks. Even prior to the current recession, industry observers anticipated that in the next few years overall global spending on communications infrastructure equipment would be relatively flat. Over the long-term, we therefore believe our ability to compete in the communications equipment marketplace depends in significant part on whether we can continue to develop and market effectively next-generation network infrastructure products.
Strategy
     Given current economic conditions and our beliefs about the marketplace in our industry, we believe we must focus on the following three priorities for us to compete effectively in our industry over the long-term.
     First, we must grow our business in areas of strategic importance. This means increasing our business in high growth segments within fiber-based and wireless communications networks with central office fiber, FTTX and wireless coverage and capacity product solutions. We will also focus on rapidly growing geographies, such as developing markets in China, Latin America, Eastern Europe and Russia, the Middle East and Africa, and India. We believe growth in these areas may come either from our own internal initiatives to expand our product offerings through research and development activities, additional sales, marketing and other operating resources, or from the acquisition of new products, sales channels and operations.
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
     Several of our largest customers have engaged in consolidation to gain greater scale and broaden their service offerings. These consolidations create companies with greater market power which, in recent years, has placed significant pricing pressure on the products we and other equipment vendors sell. To better serve these larger customers, we believe it is appropriate for companies within our industry to consolidate in order to gain greater scale and position themselves to offer a wider array of products and we may engage in such activities. We also continually evaluate and monitor our existing business and product lines for growth and profitability potential and, when we believe appropriate, deemphasize or divest product lines and businesses that we no longer believe can advance our strategic vision or most effectively serve our customers’ needs.
     Second, we are focused on developing ways to sell more of our current portfolio and our newly developed products to existing customers and to introduce our products to new customers. We have recently reorganized many of our sales and marketing activities around the types of customers we serve (e.g., carriers, enterprise, original equipment manufacturers, etc.). This differs from a historical alignment of our sales and marketing resources that was focused more narrowly on the product sets we sell. We believe this new market-based alignment will enable us to better understand and serve the needs of our customers.

     We also continuously seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems level solution. We also believe there are opportunities to sell more of our products through indirect sales channels, including systems integrators and value added resellers. In addition, we are expanding our relationships with distributors that make our products more readily available to a wider base of customers worldwide.
     Third, we remain highly committed to creating a compelling value proposition for our customers. This includes helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges. We strive to offer customer-specific solutions, price competitive products with high functionality and quality and world-class customer service and support that collectively will position us to grow our business in a cost-effective manner.
     We also continue to implement initiatives as part of an overall program we call “competitive transformation” in order to improve the efficiency of our operations. Among other actions, these initiatives include:
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
     This program has yielded significant cost savings to our operations since fiscal 2006. These savings help generate leverage in our operating model and help to offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement our competitive transformation strategy is subject to numerous risks and uncertainties and no assurance can be given that this strategy will be successful. In addition, our gross profit percentages have and will continue to fluctuate from period to period based on several factors, including, but not limited to, raw material and freight costs, sales volume, product mix and the impact of future potential competitive transformation initiatives.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 and in Part II of this Quarterly Report on Form 10-Q.

Results of Operations
Net Sales
     The following table shows net sales and expense items from continuing operations for the three months ended January 30, 2009 and February 1, 2008:

	January 30,	February 1,	Percentage Increase
	2009	2008	(Decrease) Between
	(In millions)		Periods
Net sales	$254.3	$329.1	(22.7)%
Cost of sales	175.6	208.7	(15.9)
Gross profit	78.7	120.4	(34.6)
Gross margin	30.9%	36.6%
Operating expenses:
Research and development	19.0	19.5	(2.6)
Selling and administration	71.9	81.7	(12.0)
Impairment charges	413.5	—	100.0
Restructuring charges	0.5	1.2	(58.3)

Total operating expenses	504.9	102.4	393.1

Operating income	(426.2)	18.0	—

Operating margin	(167.6)%	5.5%
Other income (expense), net:
Interest income, net	(4.2)	4.3	(197.7)
Other, net	(16.1)	(49.2)	67.3

Income before income taxes	(446.5)	(26.9)	—
Provision (benefit) for income taxes	(4.0)	1.5	366.7%

Income from continuing operations	$(442.5)	$(28.4)	—

     The following table sets forth our net sales for the three months ended January 30, 2009 and February 1, 2008 for each of our reportable segments:

			Percentage
	January 30,	February 1,	Increase (Decrease)
Reportable Segment	2009	2008	Between Periods
	(In millions)
Connectivity	$198.2	$257.5	(23.0)%
Network Solutions:
Products	16.1	23.3	(30.9)
Services	4.2	5.5	(23.6)

Total Network Solutions	20.3	28.8	(29.5)

Professional Services:
Products	9.5	12.1	(21.5)
Services	26.3	30.7	(14.3)

Total Professional Services	35.8	42.8	(16.4)

Total Net Sales	$254.3	$329.1	(22.7)%

     Our net sales decrease for the three months ended January 30, 2009 compared to the three months ended February 1, 2008 was driven by sales declines in all reporting segments. These decreases were due to the general downturn of the global economy, which grew in severity and extended across a majority of our geographies in the first quarter of fiscal 2009. The current economic environment has driven customers to spend significantly less than they did in the first quarter of fiscal 2008.
     International sales comprised 43.7% and 39.8% of our net sales for the three months ended January 30, 2009 and February 1, 2008, respectively. This increase as a percent of sales is due to the fact that our U.S. based sales have been more significantly impacted by the current economic conditions than our international sales. As a result of significant international sales, our net sales have been negatively impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates negatively impacted first quarter 2009 sales by approximately $16.0 million versus the same period of fiscal 2008.
     The three months ended January 30, 2009 and February 1, 2008 included sales in Connectivity of $15.3 million and $1.5 million, respectively, as a result of the Century Man acquisition that closed during January 2008. This increase was due to the inclusion of Century Man in our results for a full quarter and increased demand due to the government issuance of 3G wireless licenses.

Gross Profit
     During the three months ended January 30, 2009 and February 1, 2008, our gross profit percentages were 30.9% and 36.6%, respectively. The decrease in gross margins was primarily driven by the decrease in sales volume, partially offset by our cost reduction initiatives. The mix of products we sell can vary substantially. If sales volumes, product mix, pricing or other significant factors that impact our gross margins continue to be affected by the economic downturn, our gross margins could continue to be adversely affected. As a result, our future gross margin rate is difficult to predict with precision.
Operating Expenses
     Total operating expenses for the three months ended January 30, 2009 and February 1, 2008 represented 198.5% and 31.1% of net sales, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for the three months ended January 30, 2009 and February 1, 2008 represented 7.5% and 5.9% of net sales, respectively. This increase as a percent of sales is due to lower sales volumes. Research and development expenses decreased to $19.0 million in the first quarter of fiscal 2009 from $19.5 million in the same period of fiscal 2008. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administrative expenses for the three months ended January 30, 2009 and February 1, 2008 represented 28.3% and 24.8% of net sales, respectively. This increase as a percent of sales is due to lower sales volumes. Selling and administrative expenses were $71.9 million in the first quarter of fiscal 2009, a reduction of $9.8 million from $81.7 million in the first quarter of fiscal 2008. The decrease was due to our cost reduction initiatives, which included headcount reductions, significant decreases in discretionary spending, and a decrease in incentives.
     Restructuring charges: Restructuring charges for the three months ended January 30, 2009 and February 1, 2008 were $0.5 million and $1.2 million, respectively. Restructuring charges include employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended January 30, 2009, 15 employees in our Connectivity segment were impacted by reductions in force. During the three months ended February 1, 2008, 11 employees in our Connectivity and Network Solutions segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     Impairments: In accordance with the provisions of SFAS 142, we review goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. Due to the current global recession and adverse business conditions that have resulted in a sustained decline in our market capitalization, we performed a goodwill impairment analysis of our two reporting units that contain goodwill, Connectivity and Network Solutions. In our analysis, the fair values of each of the reporting units were estimated for the purpose of goodwill impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. We also considered market approaches in estimating fair value. In performing the goodwill impairment analysis, we, among other things, consulted with an independent advisor.
     In accordance with SFAS 144, long-lived assets are reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. Based on recent business conditions, an impairment review of long-lived assets was performed in the first quarter of fiscal 2009. The review has resulted in the recognition of an impairment charge related to the intangible assets of the Network Solutions segment. The fair value of the impaired assets was estimated for the purpose of impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. In preparing the estimated fair value of the impaired assets, we, among other things, consulted an independent advisor.
     As of our first quarter of fiscal 2009, we recorded an estimated impairment charge of $413.5 million to reduce the carrying value of goodwill and other long-lived intangibles. The estimated impairment includes $280.8 million of goodwill related to Connectivity and $85.4 million of goodwill and $47.3 million of intangibles related to Network Solutions. We presently expect to finalize this analysis in connection with the preparation of our financial statements for the second quarter of fiscal 2009. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the second quarter of fiscal 2009. These adjustments may be material.

Other Income (Loss), Net
     Other income (loss), net is:

	Three months ended
	January 30,	February 1,
	2009	2008
	(In millions)
Interest income on investments	$3.8	$9.9
Interest expense on borrowings	(8.0)	(5.6)

Interest income (loss), net	(4.2)	4.3
Impairment loss on available-for-sale securities	(14.2)	(50.2)
Impairment loss on cost method investment	(3.0)	—
Foreign exchange income (loss)	(0.9)	1.0
Gain on sale of fixed assets	1.1	—
Other, net	0.9	—

Subtotal	(16.1)	(49.2)

Total other loss, net	$(20.3)	$(44.9)

     During the three months ended January 30, 2009 and February 1, 2008, we recorded impairment charges of $14.2 million and $50.2 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of January 30, 2009, we held auction-rate securities with a fair value of $26.7 million and an original par value of $169.8 million. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP No. FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     During the first quarter of 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation in connection with the preparation of our quarterly financial results.
     The $1.1 million gain on the sale of fixed assets recorded during the three months ended January 30, 2009 is due to a $1.1 million gain recognized on the sale of our Cheltenham facility located in the U.K.
     Income Taxes
     For the three months ended January 30, 2009, our tax benefit was $4.0 million on a pretax loss from continuing operations of $446.5 million, resulting in an effective income tax rate of 0.9%. For the three months ended February 1, 2008, our tax provision was $1.5 million on a pretax loss from continuing operations of $26.9 million, resulting in an effective income tax rate of (5.6%).
     Substantially all of our income tax benefit for the three months ended January 30, 2009 relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. The reversal of these deferred tax liabilities result from the goodwill impairment charge discussed in Note 7 of the financial statements. Substantially all our income tax provision for the three months ended February 1, 2008 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE. In addition, our effective income tax rate is affected by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a description of the accounting standards related to our recording of the valuation allowance.
     We do not record income tax benefits in most jurisdictions where we incur pretax losses because the deferred tax assets generated by the losses have been offset with a corresponding increase in the valuation allowance. Likewise, we do not record income tax expense in most jurisdictions where we have pretax income because the deferred tax assets utilized to reduce income taxes payable have been offset with a corresponding reduction in the valuation allowance.

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
     We acquired all of the outstanding capital stock and warrants of LGC for $143.3 million in cash (net of cash acquired). We acquired $58.9 million of intangible assets as part of this purchase. Goodwill of $85.4 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition, the majority of which was paid off by the second quarter of fiscal 2008. The results of LGC, subsequent to December 3, 2007, are included in our consolidated statements of operations.
     Option holders of LGC shares were given the opportunity either to receive a cash payment for their options or exchange their options for options to acquire ADC shares. Certain LGC option holders received $9.1 million in cash payments for their options. The remaining option holders received ADC options with a fair value of $3.5 million as of the close of the acquisition. Of this $3.5 million, $3.0 million was added to the purchase price of LGC and the remaining $0.5 million will be recognized over the remaining vesting period.
Century Man
     On January 10, 2008, we completed the acquisition of Century Man, a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition has accelerated our growth in the Chinese connectivity market, as well as provided us with additional products designed to meet the needs of customers in other developing markets outside of China.
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million if, during the three years following closing, certain financial results are achieved by the acquired business. As of January 30, 2009, we believe $5.0 million of the potential additional consideration of $15.0 million is probable of payment in March 2009. This has been recorded as an increase to the goodwill associated with this acquisition.
     Of the purchase price, $7.5 million is held in escrow for up to 36 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain buildings. As of January 30, 2009, $3.5 million of the total escrow amount has been released to the sellers. In addition, a $0.3 million payment will also be made to the sellers for the changes in foreign exchange rates as per the escrow agreement. This payment was accounted for as additional contingent consideration to the sellers and increased goodwill accordingly.
     We acquired $13.0 million of intangible assets as part of this purchase. Goodwill of $36.7 million was recorded in this transaction and assigned to our Connectivity segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The allocation of the purchase prices for LGC and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 7 for a discussion of the goodwill and intangible impairments recorded in the first quarter of fiscal 2009.
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
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2008 for a discussion of our critical accounting policies and estimates. We are updating the critical accounting policies and estimates set forth in our Annual Report on Form 10-K by including the following critical accounting policy:

     Fair Value Measurements: We have financial assets and financial liabilities that we account for or disclose at fair value. Our fair value measurements are performed in accordance with SFAS No. 157, which requires the incorporation of all assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Development of these assumptions requires significant judgment.
     The most material of our fair value measurements are our money market funds, auction-rate securities and derivative instruments. For a detailed discussion of the methods used to calculate our fair value measurements, see Note 16, Fair Value Measurements.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $515.8 million at January 30, 2009, a decrease of $115.6 million compared to $631.4 million as of October 31, 2008. This decrease was primarily driven by $94.1 million of stock repurchases and the payment of management and employee incentives related to performance for fiscal 2008.
     Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of January 30, 2009, we held auction-rate securities with a fair value of $26.7 million and an original par value of $169.8 million, which are classified as long-term. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss.
     Most of the $14.2 million decline in estimated value of the auction-rate securities since October 31, 2008 is due to the election of certain issuers to exercise a right to issue non-cumulative preferred shares in place of their interest bearing obligations. Unless redeemed by the issuers, the non-cumulative preferred shares are perpetual. The decline in value represents an expectation that the investors will no longer receive regularly scheduled interest or dividend payments on these preferred shares.
     We have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. We presently would not expect our arbitration hearing to take place until fiscal year 2010 and no hearing date has been established at this time. Lehman Brothers sold us all other auction-rate-securities that we hold. We are evaluating our options for potential recovery of losses associated with those securities.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and lease obligations affect our liquidity. As of January 30, 2009, we had restricted cash of $14.9 million compared to $15.3 million as of October 31, 2008, a decrease of $0.4 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. Additional amounts of $13.4 million will be restricted in the second quarter of fiscal 2009 relating to the interest rate swap collateral. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     Operating Activities
     Net cash used by operating activities from continuing operations for the three months ended January 30, 2009 was $15.0 million. Cash outflows included a $442.5 million loss from continuing operations and a $72.0 million decrease in operating liabilities. These cash outflows were offset by $458.6 million of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities and a $40.9 million decrease in operating assets. The non-cash adjustments of $458.6 million to reconcile net loss from continuing operations to net cash provided by operating activities includes $366.2 million of goodwill impairment, $47.3 million of intangibles impairment and the $14.2 million impairment recorded on available-for-sale securities. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the three months ended February 1, 2008 was $5.6 million. Cash inflows included $73.8 million of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities and a $16.8 million decrease in operating assets. These cash inflows were offset by a $28.4 million loss from continuing operations and a $56.6 million decrease in operating liabilities. The non-cash adjustments of $73.8 million to reconcile net loss from continuing operations to net cash provided by operating activities includes the $50.2 million impairment recorded on available-for-sale securities.

     Investing Activities
     Cash used by investing activities from continuing operations was zero for the three months ended January 30, 2009, which was due to $7.7 million of property, patent and equipment additions, partially offset by $4.5 million of proceeds from the disposal of property and equipment and $2.7 million from the finalization of our purchase accounting for the acquisition of LGC. Proceeds from the disposal of property primarily reflect the sale of our Cheltenham facility, for which we received $4.3 million of cash proceeds during the first quarter of fiscal 2009.
     Cash used by investing activities from continuing operations was $172.4 million for the three months ended February 1, 2008, which was due to $145.7 million for the acquisition of LGC, $51.4 million for the acquisition of Century Man and $7.4 million of property and equipment additions. This was partially offset by $32.0 million of net sales of available-for-sale securities.
     Financing Activities
     Cash used by financing activities from continuing operations was $95.1 million for the three months ended January 30, 2009, of which $94.1 million was due to common stock repurchases. Cash provided by financing activities was $439.6 million for the three months ended February 1, 2008. This was due to the issuance of $450.0 million of convertible debt, less payments for the financing costs associated with the issuance of this debt.
     Credit Facility
     On January 30, 2009 we terminated the $200.0 million secured five-year revolving credit facility that we entered into in April 2008. This facility had no outstanding balances when it was terminated. As a result of the current economic environment and its impact on our financial results, we believed that the provisions of the agreement would need to be amended in order to maintain and utilize this facility. Based on our discussions with the lenders, we determined that the terms of an amendment as well as the ongoing cost of maintaining the facility were not economical. As a consequence of terminating our revolving credit facility, we recorded a non-operating charge of $1.0 million to write-off the deferred financing costs associated with the facility.
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. The fair market value of the interest rate swap was a net unrealized loss of $12.4 million and $2.8 million on January 30, 2009 and October 31, 2008, respectively. The unrealized loss is recorded as a component of comprehensive income. On February 2, 2009, we pledged $13.4 million of cash to secure the interest rate swap termination value, which will be included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     Share Repurchase
     On August 12, 2008, our Board of Directors approved a share repurchase program for up to $150.0 million. The program provided that share repurchases could commence beginning in September 2008 and continue until the earlier of the completion of $150.0 million in share repurchases or July 31, 2009. As of October 31, 2008, we had repurchased 6.4 million shares of common stock for $56.5 million, or $8.80 average per share. In early December 2008, we completed this $150.0 million repurchase program at an average price of $7.04 per share, resulting in 21.3 million shares being purchased under the program.
     Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2008. See our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, for additional information regarding our contractual obligations.

     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash and cash equivalents. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations on an annual basis.
     Auction-rate securities account for most of our available-for-sale securities as of January 30, 2009. Current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities. However, we do not believe we need these investments to be liquid in order to meet the cash needs of our present operating plans. As of January 30, 2009, we held auction-rate securities with a fair value of $26.7 million.
     We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareowners. As a result of terminating the $200.0 million revolving bank credit facility, our assets that previously secured the facility are no longer encumbered. Such assets could be used to raise liquidity through asset sales, securitizations, or a new lending facility. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and higher interest expense that could dilute earnings per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
     On February 2, 2009, we filed a report on Form 8-K under which we announced a commitment to a restructuring plan with respect to our business. At that time, we announced that under the plan we intended to terminate what was then an undetermined number of employment positions. At that time, we also announced we were unable to estimate the charges and related cash expenditures associated with the restructuring plan. We now estimate that between $2.5 and $3.5 million in restructuring charges will be associated with the plan. We expect almost all of these charges to be comprised of cash restructuring charges related to severance payments. Approximately 600 employees are impacted by the reductions in force associated with the restructuring plan and substantially all impacted employees have been notified. We expect the restructuring plan to be completed during the second quarter of our fiscal 2009.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the marketplace in which we operate and the macro-economy generally; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; changing regulatory conditions and macroeconomic conditions both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops further below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter, that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain and the prices of raw materials, components and services; our dependence on contract manufacturers to make certain products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the sections captioned Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 and Part II, Item 1A of this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As disclosed in our Annual Report on Form 10-K for the year ended October 31, 2008, our major market risk exposure relates to adverse fluctuations in certain commodity prices, security prices and foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since October 31, 2008.
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
     Changes in Internal Control over Financial Reporting
     During the first quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of January 30, 2009, we had recorded $7.8 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. We are updating the risk factors set forth in our Annual Report on Form 10-K by including the following risk factor:
     We terminated our existing line of credit during the first quarter of fiscal 2009. If we seek to secure other financing we may not be able to obtain it on acceptable terms and, given the current recession, obtaining financing on any terms may not be possible.
     During the first quarter of fiscal 2009 we terminated our $200.0 million line of credit, which we had not utilized. Based on current business operations and economic conditions, and expected cash flows from operations, we currently anticipate that our available cash resources (which include existing cash and cash equivalents), will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise new financing. In addition, if the cost of one or more of our strategic acquisition opportunities exceeds our existing resources, we may be required to seek additional capital. If we determine it is necessary to seek other additional funding for any reason, we may not be able to obtain such funding or, if such funding is available, to obtain it on acceptable terms. This possibility is heightened by the ongoing recession and its effects on the credit market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The details of our purchases of equity securities in the fourth quarter of fiscal 2008 are contained in Item 5 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 filed with the SEC.
     Issuer Purchases of Equity Securities. The following table details purchases by us of our own securities during the first quarter of fiscal 2009.

			Total Number of Shares	Maximum Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares	Average Price Paid	Publicly Announced Plans	Purchased Under the Plans or
Fiscal Month	Purchased	Paid per Share(1)	or Programs	Programs(2)
November 1, 2008 — November 28, 2008	12,437,803	$6.20	12,437,803	$16,054,298
November 29, 2008 — December 26, 2008	2,461,496	$6.75	2,461,496	$—
December 27, 2008 — January 30, 2009	—	$—	—	$—

Total	14,899,299		14,899,299

(1)	Excludes commissions paid to brokers.

(2)	On August 12, 2008, our Board of Directors approved a share repurchase program for up to $150.0 million. As of October 31, 2008, we had repurchased approximately 6.4 million shares of common stock for approximately $56.5 million, or $8.80 average per share. In early December 2008, we completed this repurchase program at an average price of $7.04 per share, resulting in approximately 21.3 million shares purchased under the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareowners was held on March 4, 2009. At the annual meeting, Lois M. Martin, Krish A. Prabhu, Ph.D, John E. Rehfeld and David A. Roberts were elected as directors for terms expiring at the annual meeting of our shareowners in 2012. The following table shows the vote totals with respect to the election of these directors:

	For	Withheld
Lois M. Martin	85,081,814	2,720,541
Krish A. Prabhu, Ph.D	85,479,179	2,323,176
John E. Rehfeld	85,204,926	2,597,429
David A. Roberts	84,700,236	3,102,119
     At the annual meeting, our shareowners also approved setting the number of members of our Board of Directors at eleven. The following table shows the vote totals with respect to setting the number of members of our Board of Directors at eleven:

Votes For	Votes Against	Abstentions
86,105,274	1,219,501	477,580
     Finally, at the annual meeting, our shareowners ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009. The following table shows the vote totals with respect to the ratification of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
86,951,504	483,467	367,384

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

Dated: March 4, 2009	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 30, 2009

Exhibit
No.	Description

3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008 (incorporated by reference to Exhibit 3.1 of ADC’s Current Report on Form 8-K filed on December 12, 2008).

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4.2	Rights Agreement, as amended and restated as of May 9, 2007, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 11, 2007.)

10.1	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2009 (incorporated by reference to Exhibit 10.5 of ADC’s Annual Report on Form 10-K filed on December 22, 2008).

10.2	ADC Telecommunications, Inc. Executive Management Incentive Plan effective November 1, 2008 (incorporated by reference to Exhibit 10.6 of ADC’s Annual Report on Form 10-K filed on December 22, 2008).

10.3	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to Robert E. Switz under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan on December 23, 2008 (incorporated by reference to Exhibit 99.1 of ADC’s Current Report on Form 8-K filed on December 30, 2008).

10.4	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to Robert E. Switz under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan on December 23, 2008 (incorporated by reference to Exhibit 99.2 of ADC’s Current Report on Form 8-K filed on December 30, 2008).

10.5	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008.*

10.6	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008.*

10.7	Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008.*

10.8	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008.*

10.9	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Cash Unit Award Agreement provided to employees with respect to restricted cash unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008.*

10.10	Amendment to Employment Agreement between ADC Telecommunications, Inc. and Robert E. Switz dated December 28, 2008.*

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith