Form 10-Q
period 2009-05-01
ADC TELECOMMUNICATIONS INC
filed 2009-06-04
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2009
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
☑ YES   ☐ NO
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ YES   ☐ NO
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
Common stock, $.20 par value: 96,623,723 shares as of June 2, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	May 1,	October 31,
	2009	2008
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$462.3	$631.4
Accounts receivable, net of reserves of $14.4 and $17.3	178.2	215.4
Unbilled revenue	19.5	25.2
Inventories, net of reserves of $37.7 and $50.7	149.4	162.7
Prepaid and other current assets	33.6	34.7
Assets of discontinued operations	9.3	8.0

Total current assets	852.3	1,077.4
Property and equipment, net of accumulated depreciation of $426.4 and $407.7	168.9	177.1
Assets held for sale	—	2.9
Restricted cash	27.0	15.3
Goodwill	—	359.3
Intangibles, net of accumulated amortization of $132.6 and $126.3	99.8	161.1
Long-term available-for-sale securities	77.8	40.4
Other assets	80.6	86.3
Long-term assets of discontinued operations	1.1	1.2

Total assets	$1,307.5	$1,921.0

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term notes payable	$1.0	$2.6
Accounts payable	72.5	99.1
Accrued compensation and benefits	48.7	78.1
Other accrued liabilities	63.7	71.0
Income taxes payable	1.3	2.4
Restructuring accrual	13.6	16.7
Liabilities of discontinued operations	6.4	8.1

Total current liabilities	207.2	278.0
Pension obligations and other long-term liabilities	83.2	78.1
Long-term notes payable	650.4	650.7

Total liabilities	940.8	1,006.8

Shareowners’ Investment:
(96.6 and 111.3 shares outstanding, respectively)	366.7	914.2

Total liabilities and shareowners’ investment	$1,307.5	$1,921.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
	(In millions)
Net Sales:
Products	$244.5	$353.9	$468.3	$646.8
Services	30.6	39.3	61.1	75.5

Total net sales	275.1	393.2	529.4	722.3
Cost of Sales:
Products	161.2	220.2	310.2	395.5
Services	23.8	31.5	50.4	64.9

Total cost of sales	185.0	251.7	360.6	460.4

Gross Profit	90.1	141.5	168.8	261.9

Operating Expenses:
Research and development	18.4	21.8	37.4	41.3
Selling and administration	66.1	84.9	138.0	166.6
Impairment charges	0.7	—	414.2	—
Restructuring charges	7.3	1.0	7.8	2.2

Total operating expenses	92.5	107.7	597.4	210.1

Operating Income (Loss)	(2.4)	33.8	(428.6)	51.8
Other income (loss), net	(5.8)	(15.9)	(26.1)	(60.8)

Income (loss) before income taxes	(8.2)	17.9	(454.7)	(9.0)
Provision (benefit) for income taxes	1.4	1.9	(2.6)	3.4

Income (loss) from continuing operations	(9.6)	16.0	(452.1)	(12.4)
Discontinued Operations, Net of Tax
Income (loss) from discontinued operations	(1.3)	0.3	(1.6)	1.4

Net Income (Loss)	$(10.9)	$16.3	$(453.7)	$(11.0)

Weighted Average Common Shares Outstanding (Basic)	96.6	117.7	98.0	117.7

Weighted Average Common Shares Outstanding (Diluted)	96.6	118.2	98.0	117.7

Basic Earnings (Loss) Per Share:
Continuing operations	$(0.10)	$0.14	$(4.61)	$(0.11)

Discontinued operations	$(0.01)	$—	$(0.02)	$0.02

Net income (loss) per share	$(0.11)	$0.14	$(4.63)	$(0.09)

Diluted Earnings (Loss) Per Share:
Continuing operations	$(0.10)	$0.14	$(4.61)	$(0.11)

Discontinued operations	$(0.01)	$—	$(0.02)	$0.02

Net income (loss) per share	$(0.11)	$0.14	$(4.63)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Six Months Ended
	May 1, 2009	May 2, 2008
	(In millions)
Operating Activities:
Loss from continuing operations	$(452.1)	$(12.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	5.8	5.0
Fixed asset impairment	0.3	—
Goodwill impairment	366.6	—
Write-down of cost method investment	3.0	—
Intangibles impairment	47.3	—
Write-down of available-for-sale securities	14.9	68.2
Depreciation and amortization	39.0	40.5
Restructuring expenses	7.8	2.2
Change in bad debt reserves	2.6	0.9
Change in warranty reserves	(0.1)	(1.3)
Non-cash stock compensation	6.3	9.2
Change in deferred income taxes	(4.4)	(0.9)
Gain on sale of property and equipment	(0.9)	—
Amortization of deferred financing costs	2.0	1.2
Other, net	0.5	(6.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues decrease/(increase)	39.0	(5.0)
Inventories decrease/(increase)	8.2	(10.3)
Prepaid and other assets decrease	4.3	4.9
Accounts payable decrease	(27.2)	(17.1)
Accrued liabilities decrease	(53.4)	(23.0)

Total cash provided by operating activities from continuing operations	9.5	55.3
Total cash used for operating activities from discontinued operations	(4.3)	(0.9)

Total cash provided by operating activities	5.2	54.4

Investing Activities:
Acquisitions, net of cash acquired	(2.7)	(199.4)
Purchase of interest in unconsolidated affiliates	—	(5.2)
Property, equipment and patent additions	(18.4)	(19.9)
Proceeds from disposal of property and equipment	4.5	0.1
(Increase)/decrease in restricted cash	(11.6)	0.9
Purchase of available-for-sale securities	(51.4)	(4.7)
Sale of available-for-sale securities	—	39.7
Other	0.4	—

Total cash used for investing activities from continuing operations	(79.2)	(188.5)
Total cash used for investing activities from discontinued operations	(0.1)	—

Total cash used for investing activities	(79.3)	(188.5)

Financing Activities:
Debt issued	—	450.0
Payments of financing costs	—	(10.7)
Debt payments	(1.9)	(18.0)
Common stock repurchase	(94.1)	—
Common stock issued	—	0.3

Total cash provided by (used for) financing activities	(96.0)	421.6

Effect of Exchange Rate Changes on Cash	1.0	5.6

Increase (Decrease) in Cash and Cash Equivalents	(169.1)	293.1
Cash and Cash Equivalents, beginning of period	631.4	520.2

Cash and Cash Equivalents, end of period	$462.3	$813.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and six months ended May 1, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
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
     We plan to file our annual report on Form 10-K for our fiscal 2009 as our transition report. Accordingly, we will continue to file quarterly reports on Form 10-Q on our present quarterly reporting cycle that corresponds to an October 31st fiscal year end through our third quarter of fiscal 2009 ending July 31, 2009. We will then use our Annual Report on Form 10-K for fiscal 2009 to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 will be shortened from the quarterly period ending October 31st to an approximate two month period ending September 30th.
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

     The following table provides detail on the activity in the warranty reserve accrual balance as of May 1, 2009:

		Purchase
	Accrual	Accounting	Charged to costs		Accrual
	October 31, 2008	Adjustments	and expenses	Deductions	May 1, 2009
	(In millions)
Warranty Reserve	$8.9	$(0.6)	$(0.1)	$0.8	$7.4
     Share-Based Compensation
     Share-based compensation recognized under SFAS No. 123(R) “Share-Based Payment: An amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123 and 95,” for the three and six months ended May 1, 2009 was $2.9 million and $6.3 million, respectively. Share-based compensation expense for the three and six months ended May 2, 2008 was $3.8 million and $9.2 million, respectively.
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
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal year 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on our consolidated financial statements. Our significant nonfinancial assets and nonfinancial liabilities that may be impacted by the adoption of FAS 157 include fixed assets and intangible assets.
     Effective November 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upon our adoption of SFAS 159, we have not elected the fair value option for any eligible financial instruments.
     Derivatives
     Effective January 31, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.
     Recently Issued Accounting Pronouncements
     In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”(“FSP 157-4”), which amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The provisions of FSP 157-4 are effective for our third quarter of fiscal 2009. We are currently evaluating the effects, if any, that FSP 157-4 may have on our consolidated financial statements.
     In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP 107-1 extends the requirement to disclose the fair value of financial instruments to interim financial statements. The provisions of FSP 107-1 are effective for our third quarter of fiscal 2009. The adoption of FSP 107-1 requires additional disclosures and will not have an impact on our consolidated statements of operations or our consolidated balance sheets.
     In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which provides new guidance on the recognition and presentation of an other-than-temporary impairment (OTTI) and provides certain new disclosure requirements. Equity securities are excluded from the scope of FSP 115-2. The provisions of FSP 115-2 are effective for our third quarter of fiscal 2009. We are currently evaluating the effects that FSP 115-2 may have on our consolidated financial statements.

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
     Of the purchase price, $15.5 million was placed in escrow for up to 15 months following the close of the transaction. As of May 1, 2009, $2.7 million of the total escrow amount had been released to us to settle certain indemnity claims under the purchase agreement. The $2.7 million payment was accounted for as a return of consideration and decreased goodwill accordingly. We have reached an agreement with LGC to release to us an additional $1.2 million of escrow for the final settlement of certain indemnity claims. We expect to receive this release of escrow in the third quarter of fiscal 2009. Upon our receipt of the $1.2 million from the escrow, the remaining funds held in the escrow will be released to the former LGC shareholders and the escrow agreement will be terminated.

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
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million (the “earn out”) if, during the three years following closing, certain financial results are achieved by the acquired business. We paid the first $5.0 million installment of this earn out in March 2009. This amount had been accrued in the first quarter of fiscal 2009 and was recorded as an increase to the goodwill associated with this transaction. In addition, a $0.4 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the installment payment.
     Of the purchase price, $7.5 million was placed in escrow for up to 24 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain buildings. As of May 1, 2009, $3.5 million of the total escrow amount had been released to the sellers. In addition, a $0.3 million payment was made to the sellers for the effect of changes in foreign exchange rates on the amount of escrow released as per the escrow agreement. This payment was accounted for as additional contingent consideration to the sellers and increased goodwill accordingly.
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

Pro-Forma Results of Operations
     Unaudited pro forma consolidated results of operations, as though the acquisitions of LGC and Century Man were completed at the beginning of fiscal 2008, are (in millions, except per share data):

Six Months
Ended
May 2,
2008
Net sales	$746.8
Loss from continuing operations	(9.6)
Net loss	(9.1)
Loss from continuing operations per share — basic and diluted	(0.08)
Net loss per share — basic and diluted	$(0.08)
     The allocation of the purchase prices for LGC and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 7 for a discussion of the goodwill and intangible asset impairments recorded in the first quarter of fiscal 2009.
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
     The financial results of our APS Germany business are reported separately as discontinued operations for all periods presented in accordance with SFAS 144. The financial results of our APS Germany business included in discontinued operations are:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net sales	$6.2	$10.2	$13.1	$19.6

Income (loss) from discontinued operations	$(1.3)	$0.3	$(1.6)	$1.4
Gain (loss) on sale of discontinued operations	—	—	—	—

Total discontinued operations	$(1.3)	$0.3	$(1.6)	$1.4

Note 4: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income (loss) from continuing operations	$(9.6)	$16.0	$(452.1)	$(12.4)
Interest expense for convertible notes	—	—	—	—

Net income (loss) from continuing operations — diluted	$(9.6)	$16.0	$(452.1)	$(12.4)

Denominator:
Weighted average common shares outstanding — basic	96.6	117.7	98.0	117.7
Convertible bonds converted to common stock	—	—	—	—
Employee options and other	—	0.5	—	—

Weighted average common shares outstanding — diluted	96.6	118.2	98.0	117.7

Basic income (loss) per share from continuing operations	$(0.10)	$0.14	$(4.61)	$(0.11)

Diluted income (loss) per share from continuing operations	$(0.10)	$0.14	$(4.61)	$(0.11)

     Excluded from the dilutive securities described above are employee stock options to acquire 7.9 million and 7.0 million shares for the three months ended May 1, 2009, and May 2, 2008, respectively. Also excluded are employee stock options to acquire 7.5 million and 6.9 million shares for the six months ended May 1, 2009 and May 2, 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase with all the forms of exercise proceeds exceeds the weighted shares outstanding in the options, or if we have net losses, all of which have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below). Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. The following details our convertible debt:

	Convertible Shares		Conversion
Convertible Subordinated Notes	May 1, 2009	May 2, 2008	Price
	(In millions)
$200 million, 1.0% fixed rate, paid June 15, 2008	—	7.1	$28.091
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	8.3	27.000
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	7.9	28.550

Total	23.3	30.4

     Prior to June 15, 2008, the 2008 notes and 2013 notes had been evaluated for dilution effects together by adding back their associated interest expense and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes were evaluated together for dilution effects as the conversion price was the same on both. Since the 2008 notes have been paid, the 2013 notes are evaluated separately by adding back the appropriate interest expense and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended May 1, 2009 and May 2, 2008, because of their anti-dilutive effect.
Note 5: Inventories
     Our inventories are:

	May 1,	October 31,
	2009	2008
	(In millions)
Manufactured products	$117.1	$132.9
Purchased materials	63.1	73.1
Work-in-process	6.9	7.4
Less: Inventory reserve	(37.7)	(50.7)

Total inventories, net	$149.4	$162.7

Note 6: Property and Equipment
     Our property and equipment are:

	May 1,	October 31,
	2009	2008
	(In millions)
Land and buildings	$133.8	$134.7
Machinery and equipment	409.8	404.6
Furniture and fixtures	38.6	38.9
Less: Accumulated depreciation	(426.4)	(407.7)

Total	155.8	170.5
Construction-in-progress	13.1	6.6

Total property and equipment, net	$168.9	$177.1

Note 7: Goodwill and Intangible Assets
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. Due to the current global recession and adverse business conditions that resulted in reduced estimates to our near-term cash flow estimates and a sustained decline in our market capitalization during the first quarter of fiscal 2009, we performed a goodwill impairment analysis of our two reporting units that contain goodwill, Connectivity and Network Solutions. In our analysis, the fair values of each of the reporting units were estimated for the purpose of goodwill impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. We also considered market approaches as well as the cost approach in estimating fair value. In performing the goodwill impairment analysis, we, among other things, consulted with an independent advisor.
     In accordance with SFAS 144, long-lived assets are reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. Based on recent business conditions, an impairment review of long-lived assets was performed in the first quarter of fiscal 2009. The review resulted in the recognition of an impairment charge related to the intangible assets of the Network Solutions segment. The fair value of the impaired assets was estimated for the purpose of impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. In preparing the estimated fair value of the impaired assets, we, among other things, consulted with an independent advisor.

     As of our first quarter of fiscal 2009, we recorded an estimated impairment charge of $413.5 million to reduce the carrying value of goodwill and other long-lived intangibles. The estimated impairment includes $280.8 million of goodwill related to Connectivity and $85.4 million of goodwill and $47.3 million of intangibles related to Network Solutions. We finalized this analysis in connection with the preparation of our financial statements for the second quarter of fiscal 2009. We recognized an additional goodwill impairment of $0.4 million related to Connectivity in the three months ended May 1, 2009. We believe that our reduced estimates of near-term financial performance do not materially impact our liquidity position or our ability to execute our business strategy.
     The following are changes in the carrying amount of goodwill for the six months ended May 1, 2009:

		Network
	Connectivity	Solutions	Total
	(In millions)
Balance as of October 31, 2008	$274.0	$85.3	$359.3

Purchase accounting adjustments	6.5	0.1	6.6
Cumulative translation adjustments	0.3	—	0.3
Other	0.4	—	0.4
Impairment	(281.2)	(85.4)	(366.6)

Balance as of May 1, 2009	$—	$—	$—

     In connection with the acquisition of LGC, we recorded intangible assets of $58.9 million related to customer relationships and technology. As previously described, these intangibles were subsequently impaired. In connection with the acquisition of Century Man, we recorded intangible assets of $13.0 million related to customer relationships, technology and non-compete agreements, which were not impacted by the impairments described above.
Note 8: Income Taxes
     Our income tax expense of $1.4 million for the three months ended May 1, 2009 primarily relates to foreign income taxes. Our income tax benefit of $2.6 million for the six months ended May 1, 2009 primarily relates to the reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities results from the goodwill impairment charge discussed in Note 7 to the financial statements.
     As of May 1, 2009, our net deferred tax assets were $1,056.2 million with a related valuation allowance of $1,002.0 million. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and requires periodic adjustments to the valuation allowance when there are changes in the evidence of realizability.
     Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $210.9 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.
     As of May 1, 2009, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $27.6 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.4 million. As of May 1, 2009, the amount accrued for interest and penalties related to unrecognized income tax benefits was $2.7 million. We recognize accrued interest and penalties related to unrecognized income tax benefits in income tax expense.
Note 9: Comprehensive Income (Loss)
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments and unrealized gains (losses) and related adjustments on available-for-sale securities and hedging activities.

     The components of comprehensive income (loss) are:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net income (loss)	$(10.9)	$16.3	$(453.7)	$(11.0)
Change in cumulative translation adjustment	2.6	1.0	3.1	(2.3)
Net change in fair value of interest rate swap	0.6	—	(9.0)	—
Net change in fair value of Mexican peso hedge	1.3	—	(0.8)	—
Unrealized gain on available-for-sale securities	0.8	—	1.2	—

Total comprehensive income (loss)	$(5.6)	$17.3	$(459.2)	$(13.3)

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

     We have two significant customers who each account for more than 10% of our net sales. AT&T accounted for 20.2% and 17.6% of our net sales in the three months ended May 1, 2009 and May 2, 2008, respectively. Also, AT&T accounted for 19.6% and 17.4% of our net sales in the six months ended May 1, 2009 and May 2, 2008, respectively. For the three months ended May 1, 2009 and May 2, 2008, Verizon accounted for 19.4% and 18.9%, respectively, of our net sales. For the six months ended May 1, 2009 and May 2, 2008, Verizon accounted for 18.5% and 18.2%, respectively, of our net sales. Net sales from AT&T and Verizon are included in each of our three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
	(In millions)
Three Months Ended May 1, 2009
External net sales:
Products	$219.1	$15.6	$9.8	$244.5	$—	$244.5
Services	—	4.6	26.0	30.6	—	30.6

Total external net sales	$219.1	$20.2	$35.8	$275.1	$—	$275.1

Depreciation and amortization	$16.3	$0.8	$0.9	$18.0	$—	$18.0
Operating income (loss)	$11.5	$(7.7)	$1.8	$5.6	$(8.0)	$(2.4)
Three Months Ended May 2, 2008
External net sales:
Products	$310.4	$30.8	$12.7	$353.9	$—	$353.9
Services	—	4.2	35.1	39.3	—	39.3

Total external net sales	$310.4	$35.0	$47.8	$393.2	$—	$393.2

Depreciation and amortization	$16.2	$3.4	$0.8	$20.4	$—	$20.4
Operating income (loss)	$42.9	$(8.7)	$0.6	$34.8	$(1.0)	$33.8

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
	(In millions)
Six Months Ended May 1, 2009
External net sales:
Products	$417.3	$31.7	$19.3	$468.3	$—	$468.3
Services	—	8.8	52.3	61.1	—	61.1

Total external net sales	$417.3	$40.5	$71.6	$529.4	$—	$529.4

Depreciation and amortization	$33.2	$3.9	$1.9	$39.0	$—	$39.0
Operating income (loss)	$11.5	$(18.7)	$0.6	$(6.6)	$(422.0)	$(428.6)
Six Months Ended May 2, 2008
External net sales:
Products	$567.9	$54.1	$24.8	$646.8	$—	$646.8
Services	—	9.7	65.8	75.5	—	75.5

Total external net sales	$567.9	$63.8	$90.6	$722.3	$—	$722.3

Depreciation and amortization	$31.4	$7.4	$1.7	$40.5	$—	$40.5
Operating income (loss)	$71.1	$(15.0)	$(2.1)	$54.0	$(2.2)	$51.8

Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign net sales and ownership of property and equipment:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net Sales:
Inside the United States	$165.4	$234.8	$310.9	$430.8
Outside the United States:
Asia Pacific (excluding China) (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	20.7	37.3	44.4	66.5
China (1)	24.7	12.3	41.3	16.0
EMEA (Europe (excluding Germany), Middle East and Africa)	37.2	68.9	76.1	139.2
Germany (1)	9.5	12.4	19.4	21.4
Americas (Canada, Central and South America)	17.6	27.5	37.3	48.4

Total net sales	$275.1	$393.2	$529.4	$722.3

Property and Equipment, Net:
Inside the United States	$111.1
Outside the United States	57.8

Total property and equipment, net	$168.9

(1)	Due to the significance of their net sales, China and Germany are broken out for geographic purposes.
     Other than the U.S., no single country has property and equipment sufficiently material to disclose.
Note 11: Impairment, Restructuring and Other Disposal Charges
     During the three and six months ended May 1, 2009 and May 2, 2008, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. For the three and six months ended May 1, 2009 and May 2, 2008, restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are:

	Three Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions)		(In millions)
Impairments:
Fixed asset write-downs	$0.3	$—	$0.3	$—
Goodwill and intangibles	0.4	—	413.9	—

Total impairment charges	0.7	—	414.2	—

Restructuring charges:
Employee severance	7.5	0.9	7.5	2.0
Facilities consolidation and lease termination	(0.2)	0.1	0.3	0.2

Total restructuring charges	7.3	1.0	7.8	2.2

Other disposal charges: Inventory write-offs	0.6	—	0.6	—

Total impairment, restructuring and other disposal charges	$8.6	$1.0	$422.6	$2.2

     Impairment Charges: In the second quarter of fiscal 2009, we recorded charges of $0.3 million to write-off fixed assets related to the exiting of the Lexington, SC production facility. See Note 7 to the financial statements for a discussion of the $413.9 million impairment of goodwill and intangible assets.
     Restructuring Charges: Restructuring charges include employee severance, pension plan payments, and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended May 1, 2009, 421 and 436 employees, respectively, affecting all business segments were impacted by reductions in force or participated in early retirement programs. During the three and six months ended May 2, 2008, 6 and 17 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations. We had additional reductions in force impacting 303 employees during the second quarter of fiscal 2009, for which we did not incur restructuring charges.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and six months ended May 1, 2009, we recorded a credit of $0.2 million and incurred charges of $0.3 million, respectively. During the three and six months ended May 2, 2008, we incurred charges of $0.1 million and $0.2 million, respectively. These charges were incurred due to our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in lower sublease income.
     Other Disposal Charges: During the second quarter of fiscal 2009, we recorded $0.6 million for the write-off of obsolete inventory related to the exiting of the Lexington, SC production facility. All inventory charges were recorded as cost of goods sold.

     The following table provides detail on our restructuring activity and the remaining accrual balance by category as of May 1, 2009:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	October 31, 2008	Additions	Charged to accrual	May 1, 2009
	(In millions)
Employee severance costs	$8.6	$7.5	$9.6	$6.5
Facilities consolidation	8.1	0.3	1.3	7.1

Total restructuring accrual	$16.7	$7.8	$10.9	$13.6

     Of the $6.5 million to be paid for employee severance costs, we expect that $3.0 million will be paid by the end of fiscal 2009 and that the remaining balance will be paid by the end of fiscal 2015. Of the $7.1 million to be paid for the consolidation of facilities, we expect that $0.8 million will be paid by the end of fiscal 2009 and that the remaining balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 12: Other Income (Expense), Net
     Other income (expense), net is:

	Three months ended		Six months ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions)		(In millions)
Interest income on investments	$1.9	$8.4	$5.7	$18.3
Interest expense on borrowings	(6.7)	(8.1)	(14.7)	(13.7)

Interest income (expense), net	(4.8)	0.3	(9.0)	4.6
Write-down of available-for-sale securities	(0.7)	(18.0)	(14.9)	(68.2)
Write-down of cost method investment	—	—	(3.0)	—
Foreign exchange gain (loss)	(0.2)	2.1	(1.1)	3.1
Gain (loss) on sale of fixed assets	(0.2)	—	0.9	—
Other, net	0.1	(0.3)	1.0	(0.3)

Subtotal	(1.0)	(16.2)	(17.1)	(65.4)

Total other income (expense), net	$(5.8)	$(15.9)	$(26.1)	$(60.8)

     During the three and six months ended May 1, 2009, we recorded impairment charges of $0.7 million and $14.9 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. During the three and six months ended May 2, 2008, these charges were $18.0 million and $68.2 million, respectively. As of May 1, 2009, we held auction-rate securities with a fair value of $26.7 million and an original par value of $169.8 million. We have determined that these impairment charges are other-than-temporary in nature in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are other-than-temporary.
     During the first quarter of 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation.
     The $0.9 million gain on the sale of fixed assets recorded during the six months ended May 1, 2009 is primarily due to a $1.1 million gain recognized on the sale of our Cheltenham facility located in the U.K.
     The change from net interest income for the three and six months ended May 2, 2008 to the net interest expense for the three and six months ended May 1, 2009 was predominately due to significantly lower interest income rates on cash investments.

Note 13: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of May 1, 2009, we had recorded $6.2 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
Note 15: Fair Value Measurements
     SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.
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
     Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Our assets utilizing Level 1 inputs include securities that are traded in an active market with sufficient volume and frequency of transactions, such as money market funds and other highly liquid instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of May 1, 2009 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	May 1,	Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$462.3	$462.3	$—	$—
Available-for-sale securities	0.2	0.2	—	—
Restricted cash	27.0	27.0	—	—
Long-term available-for-sale securities	77.8	51.1	—	26.7

Total assets measured at fair value	$567.3	$540.6	$—	$26.7

Liabilities:
Interest rate swap liabilities (included in other accrued liabilities and other long-term liabilities)	11.8	—	11.8	—
Mexican peso currency hedge liabilities (included in other accrued liabilities)	0.6	—	0.6	—

Total liabilities measured at fair value	$12.4	$—	$12.4	$—

     The following table provides detail on the activity in the auction-rate securities balance as of May 1, 2009 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)

Balance as of October 31, 2008	$40.4
Total gains or losses (realized or unrealized)
Included in earnings	(14.9)
Included in other comprehensive income	1.2
Purchases, issuance, and settlements	—
Transfers in and /or out of Level 3	—

Balance as of May 1, 2009	$26.7

     Due to the failed auction status and lack of liquidity in the market for our long-term auction-rate securities, the valuation methodology we utilized includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
Note 16: Derivative Instruments and Hedging Activities
     As discussed in Note 1, we adopted the provisions of SFAS 161 on January 31, 2009. The provisions of SFAS 161 require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.

     Our results of operations may be materially impacted by changes in interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including interest rate hedges and foreign currency hedges. In accordance with SFAS 133 we are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and to recognize certain changes in the fair value of derivative instruments in our consolidated statements of operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at May 1, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risk.
Cash flow hedges
     For derivative instruments that are designated and qualify as cash flow hedges under SFAS 133, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income in our consolidated statements of operations.
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At May 1, 2009, we had open Mexican peso hedge contracts with notional amounts totaling $17.2 million and an unrealized loss of $0.3 million. These contracts with maturities through December 2009, met the criteria for cash flow hedges and unrealized losses, after tax, are recorded as a component of accumulated other comprehensive income.
     Interest rate swaps are entered into in order to manage interest rate risk associated with our variable-rate borrowings. We entered into the following interest rate swap agreement to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	4.0%	$200,000,000	June 2013
     This interest rate swap was designated as and met the criteria of a cash flow hedge. The fair value of the interest rate swap agreement on May 1, 2009 and October 31, 2008 was a liability of $11.8 million and $2.8 million, respectively.
      We are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At May 1, 2009 and October 31, 2008, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These did not meet the criteria for hedge accounting. The fair value of these hedges was zero at May 1, 2009 and October 31, 2008.

     The following table provides detail on the activity of our derivative instruments as of May 1, 2009 (in millions):

Derivatives in SFAS 133 cash flow hedging relationships	Interest rate swap (1)	Mexican peso hedge (2)	Total
Balance as of October 31, 2008	$(2.8)	$0.2	$(2.6)
Amount of gain (loss) recognized in OCI on derivative (effective portion)	(10.5)	(1.3)	(11.8)
Amount of (gain) loss reclassified from OCI into income (effective portion) (3)	1.5	0.5	2.0

Balance as of May 1, 2009	$(11.8)	$(0.6)	$(12.4)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for May 1, 2009 were liabilities of $5.0 million and $6.8 million, respectively. The short-term and long-term portions for October 31, 2008 were liabilities of $2.0 million and $0.8 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Losses are reclassified to interest expense for the interest rate swap and cost of goods sold for the Mexican peso hedge.
     For derivative and non-derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into the income statement in the same period or periods during which the hedged transaction affects the income statement. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current income statement.

     As of May 1, 2009, we pledged $13.5 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     We expect all of the $0.6 million unrealized loss on our Mexican peso hedge and approximately $4.9 million of unrealized loss on our interest rate swap at May 1, 2009, to be reclassified into the income statement within the next 12 months. The ineffective portion of the Mexican peso hedge was not material for the three months ended May 1, 2009.
The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as hedging instruments under SFAS 133		Amount of gain (loss) recognized in income on derivative
	Location of gain (loss) recognized in income on	Three months ended		Six months ended
	derivative	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
Foreign currency hedges	Other income (expense), net	$(1.3)	$0.2	$0.6	$(0.7)
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
Marketplace Conditions
     Current Global Macro-Economic Conditions
     The widely reported global recession has had, and likely will continue to have, a significant impact on our industry and our business. During the first two quarters of fiscal 2009 our financial results were impacted materially and adversely by lower than expected spending by our customers. We believe it is likely our customers will continue to spend conservatively throughout our fiscal 2009, and perhaps longer, because of the uncertainties regarding the profitability and growth of their own businesses. For this reason we continue to expect lower revenues in fiscal 2009 as compared to fiscal 2008, but the extent of the expected revenue decline is extremely difficult to predict and is dependent both on the severity of the recession and its length. These expectations therefore could fluctuate significantly and may impact our profitability. During the first two quarters of fiscal 2009, the recession impacted our business specifically in a number of ways. For instance:

•	As compared to the three and six months ended May 2, 2008, our net sales decreased by 30.0% and 26.7%, respectively;

•	As a result of significant international sales, our net sales have been negatively impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates negatively impacted sales in the three and six months ended May 1, 2009 by approximately $8.0 million and $24.0 million, respectively, versus the same periods in fiscal 2008;

•	Despite reducing actual expenditures for research and development and selling and administrative costs in the three and six months ended May 1, 2009 compared to the same periods in fiscal 2008, these costs grew as a percentage of our net sales because of lower sales volumes; and

•	Our gross margin percentage in the three and six months ended May 1, 2009 was 32.8% and 31.9%, respectively. This compares to 36.0% and 36.3% in the same respective periods in fiscal 2008, primarily because of lower sales volumes.

•	We recorded a $413.9 million charge related to the impairment of goodwill and other long-lived assets as a result of our reduced expectations of near-term financial performance.
     In response to the adverse impacts on our business caused by the recession, we have taken significant steps to lower our operating cost structure. In the last several months we have announced a series of significant restructuring initiatives that are either completed or are still being executed. These initiatives generally have included facility closures and reductions in our employee base at various locations around the world. These actions were designed to adjust our operations appropriately to lower levels of demand from our customers. We also announced our intention to sell our professional services business in Germany and our plans to discontinue certain outdoor wireless coverage products. Depending on the severity and length of the recession and its impact on our business we may determine it appropriate to take additional actions to reduce costs and improve our business model in the future.
     Industry Conditions
     Longer term, we continue to believe that the ever-increasing consumption of bandwidth will drive a continued migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “last mile/kilometer” portion of networks where our products and services primarily are used and where constraints in the high-speed delivery of communications services are most likely to occur. For us to participate as fully as possible in this evolution we must focus on the development and sale of next-generation network infrastructure products.
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
     Next-generation network investment by communications service providers has tended to come in the form of large, multi-year projects, and these significant projects have attracted many equipment vendors, including us. We believe that it is important for us to participate in these projects to grow our business and have therefore focused our strategy around the products that help make these projects successful. These include central office fiber-based equipment, wireless coverage and capacity equipment, and equipment to aid the deployment of fiber-based networks closer to the ultimate customer (i.e., fiber to the node, curb, residence, cell site, or business, which we collectively refer to as our “FTTX” products).

     Communication service provider spending on these next-generation initiatives has not resulted in significant overall spending increases on all categories of network infrastructure equipment. In fact, spending on network infrastructure equipment in total has increased only modestly in recent years as our customers have reallocated their spending towards new next-generation initiatives and away from their legacy networks. Even prior to the current recession, industry observers anticipated that in the next few years overall global spending on communications infrastructure equipment would be relatively flat. Over the long-term, we therefore believe our ability to compete in the communications equipment marketplace depends in significant part on whether we can continue to develop and market effectively next-generation network infrastructure products.
Strategy
     Given current economic conditions and our expectations about the marketplace in our industry, we believe we must focus on the following three priorities for us to compete effectively in our industry over the long-term.
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
     We also continuously seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into systems level solutions. We also believe there are opportunities to sell more of our products through indirect sales channels, including systems integrators and value added resellers. In addition, we are expanding our relationships with distributors that make our products more readily available to a wider base of customers worldwide.
     Third, we remain highly committed to creating a compelling value proposition for our customers. This includes helping our customers maximize their return on investment, evolve their networks and simplify network deployment and maintenance challenges. We strive to offer customer-specific solutions, price competitive products with high functionality and quality and world-class customer service and support that collectively will position us to grow our business in a cost-effective manner.
     We also continue to implement initiatives as part of an overall program we call “competitive transformation” in order to improve the efficiency of our operations. Among other actions, these initiatives include:

•	migrating sales volume to customer-preferred, leading technology products and sunsetting end of life products;

•	improving our customers’ ordering experience through a faster, simpler, more efficient inquiry-to-invoice process;

•	redesigning product lines to gain efficiencies from the use of more common components and improve customization capabilities;

•	increasing direct material savings from strategic global sourcing;

•	improving cash flow from supplier-managed inventory and lead-time reduction programs;

•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas;

•	conducting LEAN activities and implementing Six Sigma methodologies;

•	reducing the number of locations from which we conduct operations and general and administrative support functions; and

•	focusing our resources on core operations and, where appropriate, using third parties to perform non-core processes.
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
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.

Results of Operations
Net Sales
     The following table shows net sales and expense items from continuing operations for the three and six months ended May 1, 2009 and May 2, 2008:

	Three months ended		Percentage
	May 1,	May 2,	Increase (Decrease)
	2009	2008	Between Periods
	(In millions)
Net sales	$275.1	$393.2	(30.0)%

Cost of sales	185.0	251.7	(26.5)

Gross profit	90.1	141.5	(36.3)
Gross margin	32.8%	36.0%
Operating expenses:
Research and development	18.4	21.8	(15.6)
Selling and administration	66.1	84.9	(22.1)
Restructuring charges	7.3	1.0	630.0
Impairment charges	0.7	—	100.0

Total operating expenses	92.5	107.7	(14.1)

Operating income (loss)	(2.4)	33.8	(107.1)
Operating margin	(0.9)%	8.6%
Other income (expense), net:
Interest income, net	(4.8)	0.3	—
Other, net	(1.0)	(16.2)	(93.8)

Income (loss) before income taxes	(8.2)	17.9	(145.8)
Provision for income taxes	1.4	1.9	(26.3)

Income (loss) from continuing operations	$(9.6)	$16.0	(160.0)%

	Six months ended		Percentage
	May 1,	May 2,	Increase (Decrease)
	2009	2008	Between Periods
	(In millions)
Net sales	$529.4	$722.3	(26.7)%

Cost of sales	360.6	460.4	(21.7)

Gross profit	168.8	261.9	(35.5)
Gross margin	31.9%	36.3%
Operating expenses:
Research and development	37.4	41.3	(9.4)
Selling and administration	138.0	166.6	(17.2)
Restructuring charges	7.8	2.2	254.5
Impairment charges	414.2	—	100.0

Total operating expenses	597.4	210.1	184.3

Operating income (loss)	(428.6)	51.8	(927.4)
Operating margin	(81.0)%	7.2%
Other income (expense), net:
Interest income, net	(9.0)	4.6	(295.7)
Other, net	(17.1)	(65.4)	(73.9)

Income (loss) before income taxes	(454.7)	(9.0)	—
Provision (benefit) for income taxes	(2.6)	3.4	(176.5)

Income (loss) from continuing operations	$(452.1)	$(12.4)	—%

The following table sets forth our net sales for the three and six months ended May 1, 2009 and May 2, 2008 for each of our reportable segments:

	Three months ended		Percentage
	May 1,	May 2,	Increase (Decrease)
Reportable Segment	2009	2008	Between Periods
	(In millions)
Connectivity	$219.1	$310.4	(29.4)%
Network Solutions:
Products	15.6	30.8	(49.4)
Services	4.6	4.2	9.5

Total Network Solutions	20.2	35.0	(42.3)

Professional Services:
Products	9.8	12.7	(22.8)
Services	26.0	35.1	(25.9)

Total Professional Services	35.8	47.8	(25.1)

Total Net Sales	$275.1	$393.2	(30.0)%

	Six months ended		Percentage
	May 1,	May 2,	Increase (Decrease)
Reportable Segment	2009	2008	Between Periods
	(In millions)
Connectivity	$417.3	$567.9	(26.5)%
Network Solutions:
Products	31.7	54.1	(41.4)
Services	8.8	9.7	(9.3)

Total Network Solutions	40.5	63.8	(36.5)

Professional Services:
Products	19.3	24.8	(22.2)
Services	52.3	65.8	(20.5)

Total Professional Services	71.6	90.6	(21.0)

Total Net Sales	$529.4	$722.3	(26.7)%

     Our net sales decreases for the three and six months ended May 1, 2009 compared to the three and six months ended May 2, 2008 were driven by sales declines in all reporting segments. These decreases were due to the general downturn of the global economy, which increased in severity and extended across a majority of our geographies in the first two quarters of fiscal 2009. The current economic environment has driven customers to spend significantly less than they did in the first two quarters of fiscal 2008.
     International sales comprised 39.9% and 41.3% of our net sales for the three and six months ended May 1, 2009, respectively. This compares to 40.3% and 40.4% for the three and six months ended May 2, 2008, respectively. As a result of significant international sales, our net sales have been negatively impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates negatively impacted sales in the three and six months ended May 1, 2009 by approximately $8.0 million and $24.0 million, respectively, versus the same periods in fiscal 2008.
     The three and six months ended May 1, 2009 included sales in Connectivity of $22.9 million and $38.2 million, respectively, as a result of the Century Man acquisition that closed during January 2008. This compares to $8.1 million and $9.6 million for the three and six months ended May 2, 2008, respectively. This increase was due to the inclusion of Century Man in our results for the full first quarter of fiscal 2009 and increased demand due largely to the Chinese government economic stimulus package and issuance of 3G wireless licenses.
     The decrease in Network Solutions sales was driven, in part, by our decision to shutdown certain outdoor wireless product lines in the fourth quarter of fiscal 2008 as well as by significant declines in sales outside of North America that we believe are the result of the global recession.
Gross Margin
     During the three and six months ended May 1, 2009, our gross margin percentages were 32.8% and 31.9%, respectively, compared to 36.0% and 36.3%, respectively, for the comparable 2008 periods.
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
Operating Expenses
     Total operating expenses for the three and six months ended May 1, 2009 represented 33.7% and 112.9% of net sales, respectively. Our fiscal 2009 year-to-date results include a $413.9 million impairment of goodwill and intangible assets. Total operating expenses represented 27.4% and 29.1% of net sales for the same fiscal 2008 periods, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for the three and six months ended May 1, 2009 represented 6.7% and 7.1% of net sales, respectively. For the three and six months ended May 2, 2008, these expenses represented 5.5% and 5.7% of net sales, respectively. This increase as a percent of sales is due to lower sales volumes. Research and development expenses decreased to $18.4 million and $37.4 million for the three and six months ended May 1, 2009, respectively, compared to $21.8 million and $41.3 million for the same fiscal 2008 periods. This decrease was a result of our cost reduction initiatives. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expenses for the three and six months ended May 1, 2009 represented 24.0% and 26.1% of net sales, respectively. For the three and six months ended May 2, 2008, these expenses represented 21.6% and 23.1% of net sales, respectively. This increase as a percent of sales is due to lower sales volumes. Selling and administration expenses decreased to $66.1 million and $138.0 million for the three and six months ended May 1, 2009, respectively, compared to $84.9 million and $166.6 million for the same fiscal 2008 periods. These decreases were primarily due to our cost reduction initiatives, which included headcount reductions and significant decreases in discretionary spending, and a decrease in incentives and acquisition amortization.

     Restructuring charges: Restructuring charges include employee severance, pension plan payments, and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended May 1, 2009, 421 and 436 employees, respectively, affecting all business segments were impacted by reductions in force or participated in early retirement programs. Please refer to Part II, Item 5 for further discussion of our program to reduce operating costs in our EMEA region operations. During the three and six months ended May 2, 2008, 6 and 17 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations. We had additional reductions in force impacting 303 employees during the second quarter of fiscal 2009, for which we did not incur restructuring charges.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and six months ended May 1, 2009, we recorded a credit of $0.2 million and incurred charges of $0.3 million, respectively. During the three and six months ended May 2, 2008, we incurred charges of $0.1 million and $0.2 million, respectively. These charges were incurred due to our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in lower sublease income.
     Impairments: In accordance with the provisions of SFAS 142, we review goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. Due to the current global recession and adverse business conditions that resulted in reduced estimates to our near-term cash flow estimates and a sustained decline in our market capitalization during the first quarter of fiscal 2009, we performed a goodwill impairment analysis of our two reporting units that contain goodwill, Connectivity and Network Solutions. In our analysis, the fair values of each of the reporting units were estimated for the purpose of goodwill impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. We also considered market approaches as well as the cost approach in estimating fair value. In performing the goodwill impairment analysis, we, among other things, consulted with an independent advisor.
     In accordance with SFAS 144, long-lived assets are reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. Based on recent business conditions, an impairment review of long-lived assets was performed in the first quarter of fiscal 2009. The review resulted in the recognition of an impairment charge related to the intangible assets of the Network Solutions segment. The fair value of the impaired assets was estimated for the purpose of impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. In preparing the estimated fair value of the impaired assets, we, among other things, consulted with an independent advisor.
     As of our first quarter of fiscal 2009, we recorded an estimated impairment charge of $413.5 million to reduce the carrying value of goodwill and other long-lived intangibles. The estimated impairment includes $280.8 million of goodwill related to Connectivity and $85.4 million of goodwill and $47.3 million of intangibles related to Network Solutions. We finalized this analysis in connection with the preparation of our financial statements for the second quarter of fiscal 2009. We recognized an additional goodwill impairment of $0.4 million related to Connectivity in the three months ended May 1, 2009. We believe that our reduced estimates of near-term financial performance do not materially impact our liquidity position or our ability to execute our business strategy.
Other Income (Expense), Net
     Other income (expense), net is:

	Three months ended		Six months ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008
	(In millions)		(In millions)
Interest income on investments	$1.9	$8.4	$5.7	$18.3
Interest expense on borrowings	(6.7)	(8.1)	(14.7)	(13.7)

Interest income (expense), net	(4.8)	0.3	(9.0)	4.6
Write-down of available-for-sale securities	(0.7)	(18.0)	(14.9)	(68.2)
Write-down of cost method investment	—	—	(3.0)	—
Foreign exchange gain (loss)	(0.2)	2.1	(1.1)	3.1
Gain (loss) on sale of fixed assets	(0.2)	—	0.9	—
Other, net	0.1	(0.3)	1.0	(0.3)

Subtotal	(1.0)	(16.2)	(17.1)	(65.4)

Total other income (expense), net	$(5.8)	$(15.9)	$(26.1)	$(60.8)

     During the three and six months ended May 1, 2009, we recorded impairment charges of $0.7 million and $14.9 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. During the three and six months ended May 2, 2008, these charges were $18.0 million and $68.2 million, respectively. As of May 1, 2009, we held auction-rate securities with a fair value of $26.7 million and an original par value of $169.8 million. We have determined that these impairment charges are other-than-temporary in nature in accordance with EITF 03-1 and FSP 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are other-than-temporary.
     During the first quarter of 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation.
     The $0.9 million gain on the sale of fixed assets recorded during the six months ended May 1, 2009 is primarily due to a $1.1 million gain recognized on the sale of our Cheltenham facility located in the U.K.
     The change from net interest income for the three and six months ended May 2, 2008 to the net interest expense for the three and six months ended May 1, 2009 was predominately due to significantly lower interest income rates on cash investments.
     Income Taxes
     Our tax expense of $1.4 million for the three months ended May 1, 2009 primarily relates to foreign income taxes, and our income tax benefit of $2.6 million for the six months ended May 1, 2009 primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities result from the goodwill impairment charge discussed in Note 7 of the financial statements. Substantially all our income tax provision for the three and six months ended May 2, 2008 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     The following table represents our effective income tax rate:

	Three Months Ended		Six Months Ended
	May 1, 2009	May 2, 2008	May 1, 2009	May 2, 2008
	(In millions)
Income tax provision (benefit)	$1.4	$1.9	$(2.6)	$3.4
Income (loss) before income taxes	$(8.2)	$17.9	$(454.7)	$(9.0)
Effective income tax rate	(17.1%)	10.6%	0.6%	(37.8%)
     Our effective income tax rate is impacted by items discrete to the reporting period such as impairment charges on available-for-sale-securities and goodwill. No tax benefit was recorded for the impairment charges because the deferred tax asset created by the impairment charges has been offset by a full valuation allowance. The impact of these impairment charges on our effective tax rate is discrete to the period in which the impairment charge was recorded and will not impact our effective tax rate in future periods. Without these impairment charges the effective tax rate for the three and six months ended May 1, 2009 would have been (18.7%) and 11.4%, respectively, and for the three and six months ended May 2, 2008 the effective income tax rate would have been 5.3% and 5.7%, respectively. In addition, our effective income tax rate is affected by changes in the valuation allowance recorded for our deferred tax assets. See Note 8 to the financial statements for a description of the accounting standards related to our recording of the valuation allowance.
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
     Of the purchase price, $15.5 million was placed in escrow for up to 15 months following the close of the transaction. As of May 1, 2009, $2.7 million of the total escrow amount had been released to us to settle certain indemnity claims under the purchase agreement. The $2.7 million payment was accounted for as a return of consideration and decreased goodwill accordingly. We have reached an agreement with LGC to release to us an additional $1.2 million of escrow for the final settlement of certain indemnity claims. We expect to receive this release of escrow in the third quarter of fiscal 2009. Upon our receipt of the $1.2 million from the escrow, the remaining funds held in the escrow will be released to the former LGC shareholders and the escrow agreement will be terminated.
Century Man
     On January 10, 2008, we completed the acquisition of Century Man, a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition has accelerated our growth in the Chinese connectivity market, as well as provided us with additional products designed to meet the needs of customers in other developing markets outside of China.
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million (the “earn out”) if, during the three years following closing, certain financial results are achieved by the acquired business. We paid the first $5.0 million installment of this earn out in March 2009. This amount had been accrued in the first quarter of fiscal 2009 and was recorded as an increase to the goodwill associated with this transaction. In addition, a $0.4 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the installment payment.
     Of the purchase price, $7.5 million was placed in escrow for up to 24 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain buildings. As of May 1, 2009, $3.5 million of the total escrow amount had been released to the sellers. In addition, a $0.3 million payment was made to the sellers for the effect of changes in foreign exchange rates on the amount of escrow released as per the escrow agreement. This payment was accounted for as additional contingent consideration to the sellers and increased goodwill accordingly.
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
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2008 and our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $462.3 million at May 1, 2009, a decrease of $169.1 million compared to $631.4 million as of October 31, 2008. This decrease was primarily driven by $94.1 million of stock repurchases, $51.4 million of long-term investment purchases and the payment of management and employee incentives related to performance for fiscal 2008.
     During the second quarter of fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). This investment is classified on the balance sheet as long-term available-for-sale securities.
     Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of May 1, 2009, we held auction-rate securities with a fair value of $26.7 million and an original par value of $169.8 million, which are classified as long-term. We will not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss.
     We have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. We presently expect our arbitration hearing to take place during June 2010. Lehman Brothers sold us all other auction-rate-securities that we hold. We have made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities, however, we are uncertain whether we will recover any of our losses associated with these securities at this time.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and derivative transactions affect our liquidity. As of May 1, 2009, we had restricted cash of $27.0 million compared to $15.3 million as of October 31, 2008, an increase of $11.7 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. The increase is a result of the pledging of $13.5 million of cash collateral relating to the interest rate swap. This amount pledged could vary significantly as it fluctuates with forward LIBOR.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the six months ended May 1, 2009 was $9.5 million. Cash inflows included $490.7 million of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities and a $51.5 million decrease in operating assets. These cash inflows were offset by $452.1 million loss from continuing operations and a $80.6 million decrease in operating liabilities. The non-cash adjustments of $490.7 million to reconcile net loss from continuing operations to net cash provided by operating activities includes $366.6 million of goodwill impairment, $47.3 million of intangibles impairment and the $14.9 million impairment recorded on available-for-sale securities. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the six months ended May 2, 2008 was $55.3 million. This cash inflow was due to $118.2 million of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities. This cash inflow was partially offset by a loss from continuing operations of $12.4 million, a $10.4 million increase in operating assets and a $40.1 million decrease in operating liabilities. The non-cash adjustments of $118.2 million to reconcile net loss from continuing operations to net cash provided by operating activities includes the $68.2 million impairment recorded on available-for-sale securities.
     Investing Activities
     Cash used by investing activities from continuing operations was $79.2 million for the six months ended May 1, 2009, which was due to $51.4 million of purchases of long-term investments, $18.4 million of property, patent and equipment additions and an increase in restricted cash of $11.6 million, partially offset by $4.5 million of proceeds from the disposal of property and equipment. Proceeds from the disposal of property primarily reflect the sale of our Cheltenham U.K. facility, for which we received $4.3 million of cash proceeds during the first quarter of fiscal 2009.
     Cash used by investing activities from continuing operations was $188.5 million for the six months ended May 2, 2008, which was due to $146.0 million for the acquisition of LGC, $53.4 million for the acquisition of Century Man, a $4.0 million investment in ip.access, Ltd., a $1.2 million investment in E-Band Communications Corporation and $19.9 million of property, equipment and patent additions. This was partially offset by $35.0 million of net sales of available-for-sale securities.
     Financing Activities
     Cash used by financing activities from continuing operations was $96.0 million for the six months ended May 1, 2009, of which $94.1 million was due to common stock repurchases.
     Cash provided by financing activities was $421.6 million for the six months ended May 2, 2008. This was due to the issuance of $450.0 million of convertible debt, less payments for the financing costs associated with the issuance of this debt.
     Credit Facility
     On January 30, 2009, we terminated the $200.0 million secured five-year revolving credit facility that we entered into in April 2008. This facility had no outstanding balances when it was terminated. As a result of the current economic environment and its impact on our financial results, we believed that the provisions of the agreement would need to be amended in order to maintain and utilize this facility. Based on our discussions with the lenders, we determined that the terms of an amendment as well as the ongoing cost of maintaining the facility were not economical. As a consequence of terminating our revolving credit facility, we recorded a non-operating charge of $1.0 million to write-off the deferred financing costs associated with the facility in the first quarter of fiscal 2009.
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. The fair market value of the interest rate swap was a net unrealized loss of $11.8 million and $2.8 million on May 1, 2009 and October 31, 2008, respectively. The unrealized loss is recorded as a component of comprehensive income.
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
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash and cash equivalents and liquid investments. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations on an annual basis.
     Auction-rate securities accounted for $26.7 million of our $77.8 million in available-for-sale securities as of May 1, 2009. Current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities. However, we do not believe we need these investments in order to meet the cash needs of our present operating plans. The remaining $51.1 million of our available-for-sale securities represents highly liquid notes backed by a guarantee from the FDIC.
     We also believe that our unrestricted cash resources will enable us to pursue strategic opportunities, including possible product line or business acquisitions. However, if the cost of one or more acquisition opportunities exceeds our existing cash resources, additional sources may be required. Any plan to raise additional capital may involve an equity-based or equity-linked financing, such as another issuance of convertible debt or the issuance of common stock or preferred stock, which would be dilutive to existing shareowners. As a result of terminating the $200.0 million revolving bank credit facility, our assets that previously secured the facility are no longer encumbered. Such assets could be used to raise liquidity through asset sales, securitizations, or a new lending facility. If we raise additional funds by issuing debt, we may be subject to restrictive covenants that could limit our operational flexibility and to higher interest expense that could dilute earnings per share.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the marketplace in which we operate and the macro-economy generally; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; changing regulatory conditions and macroeconomic conditions both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops further below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain and the prices of raw materials, components and services; our dependence on contract manufacturers to make certain products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the sections captioned Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Changes in Internal Control over Financial Reporting
     During the second quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of May 1, 2009, we had recorded $6.2 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     See Part II, Item 4 of our Quarterly Report on Form 10-Q for our fiscal quarter ended January 30, 2009, for disclosure of the voting results for the matters submitted to a vote of our shareowners at our regularly scheduled annual meeting of shareowners held on March 4, 2009.
ITEM 5. OTHER INFORMATION
     As part of our ongoing efforts to streamline our operations and reduce costs, we initiated a program during the second quarter of fiscal 2009 to reduce the number of our employees in the Europe, Middle East, Africa (EMEA) region. Under this program to date, we have offered certain employees in Germany the opportunity to accept early retirement. On June 2nd we made the decision to expand this program to further reduce costs in a number of our EMEA locations, primarily through additional early retirement offers, voluntary resignations and other reductions in force.
     During our second quarter of fiscal 2009 approximately 20 German based employees have either signed agreements or agreed in principle to the terms of an early retirement. Under the expanded program, we ultimately expect workforce reductions to impact between 100 and 130 employees in EMEA. We expect these reductions in our employee base primarily will impact our Global Connectivity Solutions business and our Global Go-To-Market team.
     During our second quarter of fiscal 2009 we incurred approximately $3.0 million in restructuring charges associated with the early retirement of Germany based employees. We presently estimate that between another $15 and $25 million in restructuring charges will be associated with our program to reduce our employee base In EMEA. We expect these additional charges will be incurred in our third and fourth quarters of fiscal 2009 as well as the first quarter of fiscal 2010. This estimated range is based on many factors, including estimates as to the number of employees at various locations who will cease to be employed by us and the compensation packages associated with the termination of their employment.
     Almost all of these charges are expected to represent cash payments comprised of pension plan contributions and amounts paid as severance. We presently expect the restructuring charges associated with the program to be completed by the end of the first quarter of fiscal 2010. The payments associated with these charges will be made in EMEA over varying time periods that we presently expect, based on individual circumstances, may be as long as five years. We expect the restructuring plan to be completed during the first quarter of fiscal 2010.
ITEM 6. EXHIBITS
     See Exhibit Index on page 38 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2009	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 1, 2009

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