Form 10-Q
period 2009-07-31
ADC TELECOMMUNICATIONS INC
filed 2009-09-02
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Common stock, $.20 par value: 96,625,951 shares as of August 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	July 31,	October 31,
	2009	2008
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$511.6	$631.4
Accounts receivable, net of reserves of $14.9 and $17.3	173.7	215.4
Unbilled revenue	21.0	25.2
Inventories, net of reserves of $43.5 and $50.7	140.0	162.7
Prepaid and other current assets	33.0	34.7
Assets of discontinued operations	—	8.0

Total current assets	879.3	1,077.4
Property and equipment, net of accumulated depreciation of $429.1 and $407.7	166.9	177.1
Assets held for sale	—	2.9
Restricted cash	21.8	15.3
Goodwill	—	359.3
Intangibles, net of accumulated amortization of $139.8 and $126.3	94.9	161.1
Long-term available-for-sale securities	76.0	40.4
Other assets	83.8	86.3
Long-term assets of discontinued operations	—	1.2

Total assets	$1,322.7	$1,921.0

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term notes payable	$0.6	$2.6
Accounts payable	77.8	99.1
Accrued compensation and benefits	53.4	78.1
Other accrued liabilities	60.7	71.0
Income taxes payable	—	2.4
Restructuring accrual	17.3	16.7
Liabilities of discontinued operations	1.0	8.1

Total current liabilities	210.8	278.0
Pension obligations and other long-term liabilities	81.5	78.1
Long-term notes payable	651.0	650.7

Total liabilities	943.3	1,006.8

Shareowners’ Investment:
(96.6 and 111.3 shares outstanding, respectively)	379.4	914.2

Total liabilities and shareowners’ investment	$1,322.7	$1,921.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
		(In millions, except earnings per share)
Net Sales:
Products	$251.2	$341.4	$719.5	$988.2
Services	32.2	40.4	93.3	115.9

Total net sales	283.4	381.8	812.8	1,104.1
Cost of Sales:
Products	159.0	216.3	469.2	611.8
Services	25.7	34.9	76.1	99.8

Total cost of sales	184.7	251.2	545.3	711.6

Gross Profit	98.7	130.6	267.5	392.5

Operating Expenses:
Research and development	17.3	21.7	54.7	63.0
Selling and administration	62.9	83.0	200.9	249.6
Impairment charges	0.1	—	414.3	—
Restructuring charges	5.3	0.1	13.1	2.3

Total operating expenses	85.6	104.8	683.0	314.9

Operating Income (Loss)	13.1	25.8	(415.5)	77.6
Other income (loss), net	(7.1)	(9.5)	(33.2)	(70.3)

Income (loss) before income taxes	6.0	16.3	(448.7)	7.3
Provision (benefit) for income taxes	0.4	2.9	(2.2)	6.3

Income (loss) from continuing operations	5.6	13.4	(446.5)	1.0
Discontinued Operations, Net of Tax
Loss on sale of discontinued operations	(4.6)	—	(4.6)	—
Income (loss) from discontinued operations	(1.8)	1.7	(3.4)	3.1

Total discontinued operations	(6.4)	1.7	(8.0)	3.1

Net Income (Loss)	$(0.8)	$15.1	$(454.5)	$4.1

Weighted Average Common Shares Outstanding (Basic)	96.6	117.7	97.5	117.7

Weighted Average Common Shares Outstanding (Diluted)	97.8	118.3	97.5	118.3

Basic Earnings (Loss) Per Share:
Continuing operations	$0.06	$0.11	$(4.58)	$0.01

Discontinued operations	$(0.07)	$0.02	$(0.08)	$0.02

Net income (loss) per share	$(0.01)	$0.13	$(4.66)	$0.03

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.06	$0.11	$(4.58)	$0.01

Discontinued operations	$(0.07)	$0.02	$(0.08)	$0.02

Net income (loss) per share	$(0.01)	$0.13	$(4.66)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended
	July 31, 2009	August 1, 2008
	(In millions)
Operating Activities:
Income (loss) from continuing operations	$(446.5)	$1.0
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Change in inventory reserves	12.6	8.1
Goodwill impairment	366.6	—
Write-down of cost method investment	3.0	—
Intangibles impairment	47.3	—
Write-down of available-for-sale securities	18.1	74.2
Depreciation and amortization	55.2	61.4
Restructuring expenses	13.1	2.3
Change in bad debt reserves	3.1	0.1
Non-cash stock compensation	8.8	12.7
Change in deferred income taxes	(4.7)	(1.3)
Gain/(loss) on sale of property and equipment	(0.9)	0.2
Amortization of deferred financing costs	2.5	1.8
Other, net	(1.5)	(6.8)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues decrease	45.8	3.0
Inventories decrease/(increase)	13.2	(6.3)
Prepaid and other assets decrease	2.8	4.0
Accounts payable decrease	(22.4)	(24.2)
Accrued liabilities decrease	(57.4)	(20.2)

Total cash provided by operating activities from continuing operations	58.7	110.0
Total cash provided by (used for) operating activities from discontinued operations	(6.0)	0.5

Total cash provided by operating activities	52.7	110.5

Investing Activities:
Acquisitions, net of cash acquired	(3.5)	(199.4)
Purchase of interest in unconsolidated affiliates	(1.2)	(5.2)
Divestitures	3.3	—
Property, equipment and patent additions	(25.6)	(30.7)
Proceeds from disposal of property and equipment	4.7	0.2
Increase in restricted cash	(6.1)	(1.1)
Purchase of available-for-sale securities	(51.4)	(4.7)
Sale of available-for-sale securities	—	39.7
Other	0.6	—

Total cash used for investing activities from continuing operations	(79.2)	(201.2)
Total cash used for investing activities from discontinued operations	(2.3)	(0.1)

Total cash used for investing activities	(81.5)	(201.3)

Financing Activities:
Debt issued	—	450.0
Payments of financing costs	—	(10.7)
Debt payments	(2.6)	(218.9)
Common stock repurchased	(94.1)	—
Common stock issued	—	0.4

Total cash provided by (used for) financing activities	(96.7)	220.8

Effect of Exchange Rate Changes on Cash	5.7	6.3

Increase (Decrease) in Cash and Cash Equivalents	(119.8)	136.3
Cash and Cash Equivalents, beginning of period	631.4	520.2

Cash and Cash Equivalents, end of period	$511.6	$656.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and nine months ended July 31, 2009 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended October 31, 2008.
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
     We plan to file our annual report on Form 10-K for our fiscal 2009 as our transition report. Accordingly, we are filing this quarterly report for our third quarter of fiscal 2009 ending July 31, 2009, which will be the final Form 10-Q on our present quarterly reporting cycle that corresponds to an October 31st fiscal year end. We will use our Annual Report on Form 10-K for fiscal 2009 to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 will be shortened from the quarterly period ending October 31st to an approximate two month period ending September 30th.
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
     The following table provides detail on the activity in the warranty reserve accrual balance as of July 31, 2009:

		Purchase
	Accrual	Accounting	Charged to costs		Accrual
	October 31, 2008	Adjustments	and expenses	Deductions	July 31, 2009
			(In millions)
Warranty Reserve	$8.9	$(0.6)	$—	$1.6	$6.7
     Share-Based Compensation
     Share-based compensation recognized under SFAS No. 123(R) “Share-Based Payment: An amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” for the three and nine months ended July 31, 2009 was $2.5 million and $8.8 million, respectively. Share-based compensation expense for the three and nine months ended August 1, 2008 was $3.5 million and $12.7 million, respectively.

     Fair Value of Financial Instruments: At July 31, 2009 and October 31, 2008, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable and accounts payable. The fair values of these financial instruments approximated carrying value because of the nature of these instruments. In addition, we have available-for-sale securities and long-term notes payable. We estimate the fair market value of our long-term notes payable to be approximately $400.0 million and $350.0 million at July 31, 2009 and October 31, 2008, respectively. See Note 7 for a further discussion of fair value of available-for-sale securities.
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
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until the beginning of our fiscal year 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities may have on our consolidated financial statements. Our significant nonfinancial assets and nonfinancial liabilities that may be impacted by the adoption of FAS 157 include fixed assets and intangible assets.
     Effective November 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses in earnings on items for which the fair value option has been elected at each subsequent reporting date. Since our adoption of SFAS 159, we have not elected the fair value option for any eligible financial instruments.
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
     Recently Issued Accounting Pronouncements
     Effective July 31, 2009, we adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We evaluated subsequent events through our filing date of September 2, 2009. See Note 18 for a discussion about our subsequent events.
     In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. We have adopted the provisions of FSP 157-4 for our third quarter of fiscal 2009. There was no impact on our consolidated financial statements.
     In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting.” FSP 107-1 extends the requirement to disclose the fair value of financial instruments to interim financial statements. We have adopted the provisions of FSP 107-1 for our third quarter of fiscal 2009. The adoption of FSP 107-1 requires additional disclosures and did not have an impact on our consolidated statements of operations or our consolidated balance sheets.
     In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“the FSP”). The FSP changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. The FSP requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to other comprehensive income. The FSP is effective for interim and annual periods ending after June 15, 2009. We adopted the FSP as of May 2, 2009. Based on our analysis of this FSP, we have concluded that we do not meet the conditions necessary to recognize the noncredit loss component of our available-for-sale auction-rate securities in other comprehensive income. Accordingly, we did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to other comprehensive income, thus the adoption of the FSP had no impact on our condensed consolidated financial statements. Refer to Note 7 and 16 for further discussion of our investments in available-for-sale securities.
Note 2: Acquisitions
ANIHA
     During the third quarter of fiscal 2009, we acquired the outstanding ownership interest in our ANIHA organization in China from Nitta Corporation, a Japanese corporation, for a cash price of $0.8 million. In addition to the cash purchase price we agreed to restructure $1.9 million of previously recorded obligations between us and Nitta Corporation into a single interest bearing (1.5% per year) note payable, requiring us to pay quarterly principal and interest payments to Nitta Corporation beginning July 2009 through February 2016. In addition, we agreed to enter into a contract to purchase from Nitta Corporation a predetermined percentage of our annual requirements of certain components over the next three years. As a result of this step acquisition the minority interest previously recorded has been removed from our consolidated balance sheet in the amount of $2.3 million.
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
     Option holders of LGC shares were given the opportunity either to receive a cash payment for their options or exchange their options for options to acquire ADC shares. Certain LGC option holders received $9.1 million in cash payments for their options. The remaining option holders received ADC options with a fair value of $3.5 million as of the close of the acquisition. Of this $3.5 million, $3.0 million was added to the purchase price of LGC and the remaining $0.5 million will be recognized over the remaining vesting period that ends in September 2011.
     Of the purchase price, $15.5 million was placed in escrow for up to 15 months following the close of the transaction. As of May 1, 2009, $2.7 million of the total escrow amount had been released to us to settle certain indemnity claims under the purchase agreement. The $2.7 million payment was accounted for as a return of consideration and decreased goodwill accordingly. We have also since reached an agreement with LGC to release to us an additional $1.2 million of escrow for the final settlement of certain indemnity claims. Since the recovery of the $1.2 million was not considered probable, we did not record a receivable related to this amount in purchase accounting. Therefore, the entire $1.2 million was recognized as a reduction to operating expense during the third quarter of fiscal 2009 when it was received. As a result of this settlement, the remaining funds held in the escrow were released to the former LGC shareholders and the escrow agreement was terminated.
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

Century Man
     On January 10, 2008, we completed the acquisition of Shenzhen Century Man Communication Equipment Co., Ltd. and certain affiliated entities (“Century Man”), a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition was made to accelerate our growth in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in developing markets outside of China.
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million (the “earn out”) if, during the three years following closing, certain financial results are achieved by the acquired business. We paid the first $5.0 million installment of this earn out in March 2009. In addition, a $0.4 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the installment payment. These amounts were recorded as increases to the goodwill associated with these transactions.
     Of the purchase price, $7.5 million was placed in escrow for up to 24 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain properties. As of July 31, 2009, $3.5 million of the total escrow amount had been released to the former shareholders of Century Man. In addition, a $0.3 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the amount of escrow released in accordance with the escrow agreement. This payment was accounted for as additional contingent consideration and increased goodwill accordingly.
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

Pro-Forma Results of Operations
     Unaudited pro forma consolidated results of operations, as though the acquisitions of LGC and Century Man were completed at the beginning of fiscal 2008, are (in millions, except per share data):

Nine Months
Ended
August 1,
2008
Net sales	$1,128.6
Income from continuing operations	3.8
Net income	6.0
Income from continuing operations per share — basic and diluted	0.03
Net income per share — basic and diluted	$0.05
     The allocation of the purchase prices for LGC and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 8 for a discussion of the goodwill and intangible asset impairments recorded in the first quarter of fiscal 2009.
Note 3: Discontinued Operations
   APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. This business was previously included in our Professional Services segment. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, subject to a customary working capital adjustment. During the third quarter of fiscal 2009, we recognized a loss on this sale in the amount of $4.6 million.
     The financial results of our APS Germany business are reported separately as discontinued operations for all periods presented in accordance with SFAS 144. The financial results of our APS Germany business included in discontinued operations are:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(In millions)		(In millions)

Net sales	$5.8	$8.3	$18.9	$27.9

Income (loss) from discontinued operations	$(1.8)	$1.7	$(3.4)	$3.1
Loss on sale of discontinued operations	(4.6)	—	(4.6)	—

Total discontinued operations	$(6.4)	$1.7	$(8.0)	$3.1

Note 4: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income (loss) from continuing operations	$5.6	$13.4	$(446.5)	$1.0
Interest expense for convertible notes	—	—	—	—

Net income (loss) from continuing operations — diluted	$5.6	$13.4	$(446.5)	$1.0

Denominator:
Weighted average common shares outstanding — basic	96.6	117.7	97.5	117.7
Convertible bonds converted to common stock	—	—	—	—
Employee options and other	1.2	0.6	—	0.6

Weighted average common shares outstanding — diluted	97.8	118.3	97.5	118.3

Basic income (loss) per share from continuing operations	$0.06	$0.11	$(4.58)	$0.01

Diluted income (loss) per share from continuing operations	$0.06	$0.11	$(4.58)	$0.01

     Excluded from the dilutive securities described above are employee stock options to acquire 6.2 million and 6.7 million shares for the three months ended July 31, 2009, and August 1, 2008, respectively. Also excluded are employee stock options to acquire 7.6 million and 6.8 million shares for the nine months ended July 31, 2009 and August 1, 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase with all the forms of exercise proceeds exceeds the weighted shares outstanding in the options, or if we have net losses, all of which have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of our convertible notes (described in detail below). Under this method, we add back the interest expense on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. The following details our convertible notes:

	Convertible Shares		Conversion
Convertible Subordinated Notes	July 31, 2009	August 1, 2008	Price
	(in millions)
$200 million, 1.0% fixed rate, paid June 15, 2008	—	7.1	$28.091
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	8.3	27.000
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	7.9	28.550

Total	23.3	30.4

     Prior to June 15, 2008, the 2008 notes and 2013 notes were evaluated for dilution effects together by adding back their associated interest expense and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes were evaluated together for dilution effects as the conversion price was the same on both. Since the 2008 notes have been paid, the 2013 notes are now evaluated alone by adding back the appropriate interest expense and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and nine months ended July 31, 2009 and August 1, 2008, because of their anti-dilutive effect.

Note 5: Inventories
     Our inventories are:

	July 31,	October 31,
	2009	2008
	(In millions)
Manufactured products	$113.5	$132.9
Purchased materials	63.0	73.1
Work-in-process	7.0	7.4
Less: Inventory reserve	(43.5)	(50.7)

Total inventories, net	$140.0	$162.7

Note 6: Property and Equipment
     Our property and equipment are:

	July 31,	October 31,
	2009	2008
	(In millions)
Land and buildings	$135.6	$134.7
Machinery and equipment	409.0	404.6
Furniture and fixtures	39.6	38.9
Less: Accumulated depreciation	(429.1)	(407.7)

Total	155.1	170.5
Construction-in-progress	11.8	6.6

Total property and equipment, net	$166.9	$177.1

Note 7: Investments
     As of July 31, 2009 and October 31, 2008, our available-for-sale securities consisted of the following:

			Other-Than-
	Amortized		Temporary
	Cost	Unrealized	Impairment	Fair
	Basis	Gain/(Loss)	Loss	Value
	(In millions)
July 31, 2009
Equity securities	$0.1	$0.1	$—	$0.2
Corporate bonds	50.7	0.4	—	51.1
Auction-rate securities	169.8	2.6	(18.1)	24.9	(1)

Total available-for-sale securities	$220.6	$3.1	$(18.1)	$76.2

October 31, 2008
Equity securities	$0.1	$—	$—	$0.1
Auction-rate securities	169.8	0.6	(100.6)	40.4	(2)

Total available-for-sale securities	$169.9	$0.6	$(100.6)	$40.5

Fiscal 2008

(1)	Net of cumulative unrealized gains of $3.2 million and other-than-temporary losses of $148.1 million

(2)	Net of cumulative losses of $130.0 million
     Securities classified as available-for-sale are carried at estimated fair value with unrealized gains and losses, net of tax if applicable, recorded as a component of accumulated other comprehensive income (loss). Upon the sale of a security classified as available-for-sale the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method.
     As of July 31, 2009, we held auction-rate securities with a fair value of $24.9 million and an original par value of $169.8 million, which are classified as long-term. During the nine months ended July 31, 2009 and the fiscal year ended October 31, 2008, we recorded other-than-temporary impairment charges of $18.1 million and $100.6 million, respectively, to reduce the fair value of our holdings in auction-rate securities to $24.9 million. Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. We may not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss.
     All of our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at July 31, 2009 and October 31, 2008, with the exception of certain of our investments having a combined par value of $49.0 million and $16.8 million, respectively, all of which have been fully written off. In addition, the interest rates have been set to the maximum rate defined for the issuer.
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
     During fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). The contractual maturity of these notes is December 1, 2010.
     During fiscal 2009, we also invested an additional $1.2 million in ip.access, Ltd. a U.K. based company. During fiscal 2008, we invested $4.0 million and $1.2 million in ip.access, Ltd. and E-Band Communications Corporation, respectively. These investments were accounted for under the cost method and are included in the other assets line item of the balance sheet. We regularly evaluate the recoverability of these investments based on the performance and financial position of these companies. As a result of this analysis, we recorded a $3.0 million other-than-temporary impairment of our investment in E-Band Communications Corporation during fiscal 2009.
     During fiscal 2008, we received proceeds of $39.7 million and recorded a nominal realized gain related to the sale of a portion of our available-for-sale securities. There were no sales of available-for-sale securities in fiscal 2009.

Note 8: Goodwill and Intangible Assets
     We review goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. The current global recession and related adverse business conditions have resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization. Due to these factors, during the first quarter of fiscal 2009, we performed a goodwill impairment analysis of our two reporting units that contain goodwill, Connectivity and Network Solutions. The analysis resulted in the recognition of impairment charges for both reporting units. In our analysis, the fair values of each of the reporting units were estimated for the purpose of goodwill impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. We also considered market approaches as well as the cost approach in estimating fair value. In performing the goodwill impairment analysis, we, among other things, consulted with an independent advisor.
     Long-lived assets are reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. Based on recent business conditions, an impairment review of long-lived assets was performed in the first quarter of fiscal 2009. The review resulted in the recognition of an impairment charge related to the intangible assets of the Network Solutions segment. The fair value of the impaired assets was estimated by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. In preparing the estimated fair value of the impaired assets, we, among other things, consulted with an independent advisor.
     As of our first quarter of fiscal 2009, we recorded an estimated impairment charge of $413.5 million to reduce the carrying value of goodwill and other long-lived intangibles. The estimated impairment includes $280.8 million of goodwill related to Connectivity and $85.4 million of goodwill and $47.3 million of intangibles related to Network Solutions. We finalized this analysis in connection with the preparation of our financial statements for the second quarter of fiscal 2009. We recognized an additional goodwill impairment charge of $0.4 million related to Connectivity in the three months ended May 1, 2009. We believe that our reduced estimates of financial performance do not materially impact our liquidity position or our ability to execute our business strategy.

     The following are changes in the carrying amount of goodwill for the nine months ended July 31, 2009:

		Network
	Connectivity	Solutions	Total
		(In millions)
Balance as of October 31, 2008	$274.0	$85.3	$359.3

Purchase accounting adjustments	6.5	0.1	6.6
Cumulative translation adjustments	0.3	—	0.3
Other	0.4	—	0.4
Impairment	(281.2)	(85.4)	(366.6)

Balance as of July 31, 2009	$—	$—	$—

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
Note 9: Income Taxes
     Our income tax expense of $0.4 million for the three months ended July 31, 2009 primarily relates to foreign income taxes. Our income tax benefit of $2.2 million for the nine months ended July 31, 2009 primarily relates to the reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities resulted from the goodwill impairment charge discussed in Note 8 to the financial statements.
     As of July 31, 2009, our net deferred tax assets were $1,056.9 million with a related valuation allowance of $1,002.5 million. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. We establish a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and record periodic adjustments to the valuation allowance when there are changes in the evidence of realizability.
     Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021, with the exception of $210.9 million relating to capital loss carryforwards that can be utilized only against realized capital gains through fiscal 2009.
     As of July 31, 2009, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $28.3 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.4 million. As of July 31, 2009, the amount accrued for interest and penalties related to unrecognized income tax benefits was $2.8 million. We recognize accrued interest and penalties related to unrecognized income tax benefits in income tax expense.

Note 10: Comprehensive Income (Loss)
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments and unrealized gains (losses) and related adjustments on available-for-sale securities and hedging activities.
     The components of comprehensive income (loss) are:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net income (loss)	$(0.8)	$15.1	$(454.5)	$4.1
Change in cumulative translation adjustment	6.7	5.0	9.8	6.0
Net change in fair value of interest rate swap	1.5	0.7	(7.5)	0.7
Net change in fair value of Mexican peso hedge	1.2	—	0.4	—
Unrealized gain on other available-for-sale securities	0.2	—	0.5	—
Unrealized gain on auction-rate securities	1.4	0.4	2.6	0.4

Total comprehensive income (loss)	$10.2	$21.2	$(448.7)	$11.2

     There is no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 11: Segment and Geographic Information
     We are organized into operating segments based on product groupings. The reportable segments are determined in accordance with how our executive managers develop and execute our global strategies to drive growth and profitability. These strategies include product positioning, research and development programs, cost management, capacity and capital investments for each of the reportable segments. Segment performance is evaluated on several factors, including operating income. Segment operating income excludes restructuring and impairment charges, interest income or expense, other income or expense and provision for income taxes. Assets are not allocated to the segments.
     Our three reportable business segments are:
•	Connectivity

•	Network Solutions

•	Professional Services
     During the fourth quarter of fiscal 2008, management initiated a restructuring of the Network Solutions segment by exiting several outdoor wireless product lines. During the first quarter of fiscal 2009, management made further changes to the Network Solutions segment by moving our Wireline solutions business to the Connectivity segment in order to better manage and utilize resources and drive profitability. As a result of this change, we have changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over fiber-optic, copper (twisted pair), coaxial and wireless media. These products provide the physical interconnections between network components and access points into networks.
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

     We have two significant customers who each account for more than 10% of our net sales. For the three months ended July 31, 2009 and August 1, 2008, AT&T accounted for 20.9% and 17.2%, respectively, of our net sales. For the nine months ended July 31, 2009 and August 1, 2008, AT&T accounted for 20.1% and 17.4%, respectively, of our net sales. Verizon accounted for 18.2% and 16.8% of our net sales in the three months ended July 31, 2009 and August 1, 2008, respectively. Also, Verizon accounted for 18.4% and 17.7% of our net sales in the nine months ended July 31, 2009 and August 1, 2008, respectively. Net sales from AT&T and Verizon are included in each of our three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
			(In millions)
Three Months Ended July 31, 2009
External net sales:
Products	$226.5	$15.3	$9.4	$251.2	$—	$251.2
Services	—	4.0	28.2	32.2	—	32.2

Total external net sales	$226.5	$19.3	$37.6	$283.4	$—	$283.4

Depreciation and amortization	$14.4	$0.9	$0.9	$16.2	$—	$16.2
Operating income (loss)	$27.3	$(11.4)	$2.6	$18.5	$(5.4)	$13.1
Three Months Ended August 1, 2008
External net sales:
Products	$304.3	$24.8	$12.3	$341.4	$—	$341.4
Services	—	7.3	33.1	40.4	—	40.4

Total external net sales	$304.3	$32.1	$45.4	$381.8	$—	$381.8

Depreciation and amortization	$16.5	$3.6	$0.8	$20.9	$—	$20.9
Operating income (loss)	$34.7	$(9.5)	$0.7	$25.9	$(0.1)	$25.8

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
			(In millions)
Nine Months Ended July 31, 2009
External net sales:
Products	$643.8	$47.0	$28.7	$719.5	$—	$719.5
Services	—	12.8	80.5	93.3	—	93.3

Total external net sales	$643.8	$59.8	$109.2	$812.8	$—	$812.8

Depreciation and amortization	$47.6	$4.8	$2.8	$55.2	$—	$55.2
Operating income (loss)	$38.8	$(30.1)	$3.2	$11.9	$(427.4)	$(415.5)
Nine Months Ended August 1, 2008
External net sales:
Products	$872.2	$78.9	$37.1	$988.2	$—	$988.2
Services	—	17.0	98.9	115.9	—	115.9

Total external net sales	$872.2	$95.9	$136.0	$1,104.1	$—	$1,104.1

Depreciation and amortization	$47.9	$11.0	$2.5	$61.4	$—	$61.4
Operating income (loss)	$105.8	$(24.5)	$(1.4)	$79.9	$(2.3)	$77.6

Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign net sales and ownership of property and equipment:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(In millions)		(In millions)
Net Sales:
Inside the United States	$172.5	$213.5	$483.4	$644.3
Outside the United States:
Asia Pacific (excluding China) (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	25.7	42.3	70.1	108.8
China (1)	18.9	12.3	60.2	28.3
EMEA (Europe (excluding Germany), Middle East and Africa)	38.4	69.4	114.5	208.6
Germany (1)	8.1	16.5	27.5	37.9
Americas (Canada, Central and South America)	19.8	27.8	57.1	76.2

Total net sales	$283.4	$381.8	$812.8	$1,104.1

Property and Equipment, Net:
Inside the United States	$109.2
Outside the United States	57.7

Total property and equipment, net	$166.9

(1)	Due to the significance of their net sales, China and Germany are broken out for geographic purposes.
     Other than the U.S., no single country has property and equipment sufficiently material to disclose.
Note 12: Impairment, Restructuring and Other Disposal Charges
     During the three and nine months ended July 31, 2009 and August 1, 2008, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. For the three and nine months ended July 31, 2009 and August 1, 2008, restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are:

	Three Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(In millions)		(In millions)
Impairments:
Fixed asset write-downs	$0.1	$—	$0.4	$—
Goodwill and intangibles	—	—	413.9	—

Total impairment charges	0.1	—	414.3	—

Restructuring charges:
Employee severance	5.0	0.3	12.5	2.3
Facilities consolidation and lease termination	0.3	(0.2)	0.6	—

Total restructuring charges	5.3	0.1	13.1	2.3

Other disposal charges: Inventory write-offs	—	—	0.6	—

Total impairment, restructuring and other disposal charges	$5.4	$0.1	$428.0	$2.3

     Impairment Charges: See Note 8 to the financial statements for a discussion of the $413.9 million impairment of goodwill and intangible assets.
     Restructuring Charges: Restructuring charges include employee severance, other compensation-related payments, and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended July 31, 2009, 28 and 464 employees, respectively, affecting all business segments were impacted by reductions in force or participated in early retirement programs. During the three and nine months ended August 1, 2008, 4 and 21 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force.

The costs of these reductions have been and will be funded through cash from operations. We had additional reductions in force impacting 303 employees during the second quarter of fiscal 2009, for which we did not incur restructuring charges.
     On August 12, 2009, we announced further workforce reductions. See Note 18 for further discussion of this restructuring event.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and nine months ended July 31, 2009, we incurred charges of $0.3 million and $0.6 million, respectively. These charges were incurred due to our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in estimates of lower sublease income. During the three months ended August 1, 2008, we recorded a credit of $0.2 million.
     Other Disposal Charges: During the second quarter of fiscal 2009, we recorded $0.6 million for the write-off of obsolete inventory related to the exiting of the Lexington, South Carolina production facility. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on our restructuring activity and the remaining accrual balance by category as of July 31, 2009:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	October 31, 2008	Additions	Charged to accrual	July 31, 2009
		(In millions)
Employee severance costs	$8.6	$12.5	$11.3	$9.8
Facilities consolidation	8.1	0.6	1.2	7.5

Total restructuring accrual	$16.7	$13.1	$12.5	$17.3

     Of the $9.8 million in accrued costs associated with employee severance, we expect that $1.4 million will be paid by the end of fiscal 2009 and that the remaining balance will be paid by the end of fiscal 2015. Of the $7.5 million in accrued costs associated with the consolidation of facilities, we expect that $0.4 million will be paid by the end of fiscal 2009 and that the remaining balance will be paid from unrestricted cash over the respective lease terms of the facilities through 2015. Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 13: Other Income (Loss), Net
     Other income (loss), net is:

	Three months ended		Nine months ended
	July 31,	August 1,	July 31,	August,
	2009	2008	2009	2008
	(In millions)		(In millions)
Interest income on investments	$1.7	$6.8	$7.4	$25.1
Interest expense on borrowings	(6.6)	(7.6)	(21.3)	(21.3)

Interest income (loss), net	(4.9)	(0.8)	(13.9)	3.8
Write-down of available-for-sale securities	(3.2)	(6.0)	(18.1)	(74.2)
Write-down of cost method investment	—	—	(3.0)	—
Foreign exchange gain (loss)	0.1	(2.6)	(1.0)	0.5
Gain (loss) on sale of fixed assets	—	(0.1)	0.9	(0.1)
Other, net	0.9	—	1.9	(0.3)

Subtotal	(2.2)	(8.7)	(19.3)	(74.1)

Total other income (loss), net	$(7.1)	$(9.5)	$(33.2)	$(70.3)

     During the three and nine months ended July 31, 2009, we recorded impairment charges of $3.2 million and $18.1 million, respectively, on certain auction-rate securities we hold. During the three and nine months ended August 1, 2008, these charges were $6.0 million and $74.2 million, respectively. As of July 31, 2009, we held auction-rate securities with a fair value of $24.9 million and an original par value of $169.8 million. Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are other-than-temporary.

     During the first quarter of 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation.
     The $0.9 million gain on the sale of fixed assets recorded during the nine months ended July 31, 2009 is primarily due to a $1.1 million gain recognized on the sale of our Cheltenham facility located in the U.K.
     The change in net interest income (loss) was predominately due to significantly lower interest income rates on cash investments.
Note 14: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of July 31, 2009, we had recorded $6.3 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     On August 17, 2009, we met with representatives from the Office of the Inspector General of the United States where we disclosed a potential breach of the country of origin requirements for certain products sold under a supply agreement with the federal government’s General Services Administration. We self-reported this potential breach as a precautionary matter and it is unclear at this time whether any penalties will be imposed. Following the meeting, we provided the Office of the Inspector General with additional documentation related to this matter. We expect a further response from the Office of Inspector General following its review of this information.
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
Note 16: Fair Value Measurements and Auction-Rate Securities
     Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
     The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value:
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

     Level 2
     Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Our assets and liabilities utilizing Level 2 inputs include derivative instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of July 31, 2009 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	July 31,	Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$511.6	$511.6	$—	$—
Available-for-sale securities	0.2	0.2	—	—
Restricted cash	21.8	21.8	—	—
Long-term available-for-sale securities	76.0	51.1	—	24.9
Mexican peso currency hedge assets (included in prepaid and other current assets)	0.6	—	0.6	—

Total assets measured at fair value	$610.2	$584.7	$0.6	$24.9

Liabilities:
Interest rate swap liabilities (included in other accrued liabilities and other long-term liabilities)	10.3	—	10.3	—

Total liabilities measured at fair value	$10.3	$—	$10.3	$—

     The following table provides detail on the activity in the auction-rate securities balance as of July 31, 2009 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Balance as of October 31, 2008	$40.4
Total gains or losses (realized or unrealized)
Included in earnings (other income(loss))	(18.1)
Included in other comprehensive income	2.6
Purchases, issuance, and settlements	—
Transfers in and /or out of Level 3	—

Balance as of July 31, 2009	$24.9

     As of July 31, 2009, we held auction rate securities totaling $169.8 million at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 12 to 43 years. With the liquidity issues experienced in the global credit and capital markets, all of our auction-rate securities have experienced failed auctions. Due to the failed auction status and lack of liquidity in the market for our long-term auction-rate securities, the valuation methodology we utilized includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
Note 17: Derivative Instruments and Hedging Activities
     As discussed in Note 1, we adopted the provisions of SFAS 161 on January 31, 2009. The provisions require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.
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
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings. As a result of our effectiveness assessment at July 31, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risks.
Cash flow hedges
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At July 31, 2009, we had open Mexican peso hedge contracts with notional amounts totaling $12.6 million and unrealized gains of $0.6 million. The peso hedge contracts consist of forward contracts to purchase the peso at previously determined exchange rates as well as the establishment of collars intended to limit our exposure to foreign currency fluctuations by entering into the purchase and sale of calls and puts at specific exchange rates which settle at the same time. These contracts, with maturities through March 2010, met the criteria for cash flow hedges and unrealized gains and losses, after tax, are recorded as a component of accumulated other comprehensive income.
     Interest rate swaps are entered into in order to manage interest rate risk associated with our variable-rate borrowings. We entered into the following interest rate swap agreement to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	4.0%	$200,000,000	June 2013
     This interest rate swap was designated as, and met the criteria of, a cash flow hedge. The fair value of the interest rate swap agreement on July 31, 2009 and October 31, 2008 was a liability of $10.3 million and $2.8 million, respectively.

     We are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At July 31, 2009 and October 31, 2008, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These did not meet the criteria for hedge accounting. The fair value of these hedges was nominal at July 31, 2009 and October 31, 2008.
     The following table provides detail on the activity of our derivative instruments as of July 31, 2009 (in millions):

Derivatives in SFAS 133 cash flow hedging relationships	Interest rate swap(1)	Mexican peso hedge (2)	Total
Balance as of October 31, 2008	$(2.8)	$0.2	$(2.6)
Amount of loss recognized in OCI on derivative (effective portion)	(10.1)	(0.3)	(10.4)
Amount of loss reclassified from OCI into income (effective portion) (3)	2.6	0.7	3.3

Balance as of July 31, 2009	$(10.3)	$0.6	$(9.7)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for July 31, 2009 were liabilities of $5.4 million and $4.9 million, respectively. The short-term and long-term portions for October 31, 2008 were liabilities of $2.0 million and $0.8 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Gains and losses are reclassified to interest income (expense) for the interest rate swap and cost of goods sold for the Mexican peso hedge.
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income in our consolidated statements of operations.
     As of July 31, 2009, we pledged $10.1 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     We expect all of the $0.6 million unrealized gain on our Mexican peso hedge and approximately $6.0 million of unrealized loss on our interest rate swap at July 31, 2009, to be reclassified into the income statement within the next 12 months.
     The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as		Amount of gain (loss) recognized
hedging instruments under SFAS 133		in income on derivative
Location of gain (loss)		Three months ended		Nine months ended
recognized in income on derivative		July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
Foreign currency hedges	Other income (expense), net	$(1.1)	$—	$0.5	$(0.7)
Note 18: Subsequent Event
     In our quarterly report on Form 10-Q for our quarter ended May 1, 2009, we announced that, as part of our ongoing efforts to streamline our operations and reduce costs, we had launched an initiative expected to reduce the size of our workforce in the Europe, Middle East, Africa (EMEA) region by 100 to 130 employees.
     On August 10, 2009, we expanded this initiative to include further streamlining and realignment of operations in locations outside the EMEA region. The expansion of the initiative will impact employees in the United States, Latin America and the Asia Pacific region and is intended to better align our business with the changing macro-economic and market conditions in which we operate.
     Through both the expansion of the initiative beyond the EMEA region as well as revised estimates of the amount of charges associated with our actions in EMEA, we estimate we will incur approximately $9 million of additional restructuring charges beyond those previously announced. These additional estimated charges bring the total estimated restructuring charges associated with the global initiative to between $24 and $34 million. The estimated range is based on many factors, including estimates as to the number of employees at various locations who will cease to be employed by us and the compensation packages associated with the termination of their employment. Depending on local laws and practices, these charges will be incurred in connection with early retirement offers, voluntary resignations and other reductions in force.
     The significant majority of the restructuring charges associated with the global initiative represents cash paid for severance and other payments. The payments associated with these charges will be made over varying time periods based on individual circumstances as well as local laws and practices. We presently expect the actions associated with the expanded initiative will be completed during fiscal 2010.
     Following the expansion of the initiative, we now expect workforce reductions to impact between 350 and 400 employees in various locations throughout our global organization.

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
     We also provide professional services to our customers. These services help our customers plan, deploy and maintain Internet, data, video and voice communication networks. We also assist our customers in integrating broadband communications equipment used in wireline, wireless, cable and enterprise networks. By providing these services, we have additional opportunities to sell our products.
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
     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over fiber-optic, copper (twisted pair), coaxial and wireless media. These products provide the physical interconnections between network components and access points into networks.
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
Marketplace Conditions
     Current Global Macro-Economic Conditions
     The widely reported global recession has had, and likely will continue to have, a significant impact on our industry and our business. During the first three quarters of fiscal 2009 our financial results were impacted materially and adversely by lower than expected spending by our customers. We believe it is likely our customers will continue to spend conservatively for the remainder of our fiscal 2009 and into our fiscal 2010 because of the uncertainties regarding the profitability and growth of their own businesses. However, it is extremely difficult to predict how long, and to what extent, the global recession will continue to affect our business. During the first three quarters of fiscal 2009, the recession impacted our business specifically in a number of ways. For instance:
•	As compared to the three and nine months ended August 1, 2008, our net sales decreased by 25.8% and 26.4%, respectively;

•	As a result of significant international sales, our net sales have been negatively impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates negatively impacted sales in the three and nine months ended July 31, 2009 by approximately $10.0 million and $34.0 million, respectively, versus the same periods in fiscal 2008;

•	Despite reducing actual expenditures for research and development and selling and administrative costs in the three and nine months ended July 31, 2009 compared to the same periods in fiscal 2008, these costs grew as a percentage of our net sales because of lower sales volumes;

•	Our gross margin percentage for the nine months ended July 31, 2009 was 32.9%. This compares to 35.5% for the same period in fiscal 2008, primarily because of lower sales volumes; and

•	We recorded a $413.9 million charge related to the impairment of goodwill and other long-lived assets as a result of our reduced expectations of near-term financial performance and the decline in our market capitalization.
     In response to the adverse impacts on our business caused by the recession, we have taken significant steps to lower our operating cost structure. Over the last year, we have announced a series of significant restructuring initiatives that are either completed or are still being executed. These initiatives included reductions in our employee base at various locations around the world and facility closures. These actions were designed to adjust our operations appropriately to lower levels of demand from our customers. We also discontinued certain outdoor wireless coverage product lines in the first quarter of fiscal 2009 and completed the sale of APS Germany on July 31, 2009. Depending on the severity and length of the recession and its impact on our business, we may determine it appropriate to take additional actions to reduce costs and improve our business model in the future.
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
Strategy
     Given current economic conditions and our expectations about the marketplace, we believe we must focus on the following three priorities for us to compete effectively in our industry over the long-term.
     First, we must grow our business in areas of strategic importance. This means increasing our business in high growth segments within fiber-based and wireless communications networks with central office fiber, FTTX and wireless coverage and capacity product solutions. We will also focus on rapidly growing geographies, such as developing markets in China, Latin America, Eastern Europe, Russia, the Middle East, Africa and India. We believe growth in these areas may come either from our own internal initiatives to expand our product offerings through research and development activities, additional sales and marketing resources, or from the acquisition of new products, sales channels and businesses.
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
     Second, we are focused on developing ways to sell more of our current portfolio and our newly developed products to existing customers and to introduce our products to new customers. We recently reorganized many of our sales and marketing activities around the types of customers we serve (e.g., carriers, enterprise, original equipment manufacturers, etc.). This differs from a historical alignment of our sales and marketing resources that was focused more narrowly on the product sets we sell. We believe this new market-based alignment will enable us to better understand and serve the needs of our customers.
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
     Third, we remain highly committed to creating a compelling value proposition for our customers. This includes helping them maximize their return on investment, evolve their networks and simplify network deployment and maintenance challenges. We strive to offer customer-specific solutions, price competitive products with high functionality and quality, and world-class customer service and support that collectively will position us to grow our business in a cost-effective manner.
     We also continue to implement initiatives designed to better align our business with changing macro-economic and market conditions that we believe will better enable us to meet the needs of our global customer base more efficiently and effectively. These initiatives are designed to reduce our operating cost structure and improve organizational efficiency through a variety of actions that, among others, include:
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
     These initiatives have yielded significant ongoing cost savings to our operations since fiscal 2006. These savings help to generate leverage in our operating model and to offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement these initiatives is subject to numerous risks and uncertainties and no assurance can be given that this strategy will be successful. In addition, our gross profit percentages will continue to fluctuate from period to period due to several factors, including, but not limited to, sales volume, raw material and freight costs, product mix and the impact of future potential efficiency and cost saving initiatives.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.

Results of Operations
Net Sales
     The following table shows net sales and expense items from continuing operations for the three and nine months ended July 31, 2009 and August 1, 2008:

	Three months ended		Percentage
	July 31,	August 1,	Increase (Decrease)
	2009	2008	Between Periods
	(In millions)
Net sales	$283.4	$381.8	(25.8)%

Cost of sales	184.7	251.2	(26.5)

Gross profit	98.7	130.6	(24.4)
Gross margin	34.8%	34.2%
Operating expenses:
Research and development	17.3	21.7	(20.3)
Selling and administration	62.9	83.0	(24.2)
Restructuring charges	5.3	0.1	—
Impairment charges	0.1	—	100.0

Total operating expenses	85.6	104.8	(18.3)

Operating income (loss)	13.1	25.8	(49.2)
Operating margin	4.6%	6.8%
Other income (expense), net:
Interest income, net	(4.9)	(0.8)	512.5
Other, net	(2.2)	(8.7)	(74.7)

Income (loss) before income taxes	6.0	16.3	(63.2)
Provision for income taxes	0.4	2.9	(86.2)

Income (loss) from continuing operations	$5.6	$13.4	(58.2)%

	Nine months ended		Percentage
	July 31,	August 1,	Increase (Decrease)
	2009	2008	Between Periods
	(In millions)
Net sales	$812.8	$1,104.1	(26.4)%

Cost of sales	545.3	711.6	(23.4)

Gross profit	267.5	392.5	(31.8)
Gross margin	32.9%	35.5%
Operating expenses:
Research and development	54.7	63.0	(13.2)
Selling and administration	200.9	249.6	(19.5)
Restructuring charges	13.1	2.3	469.6
Impairment charges	414.3	—	100.0

Total operating expenses	683.0	314.9	116.9

Operating income (loss)	(415.5)	77.6	(635.4)
Operating margin	(51.1)%	7.0%
Other income (expense), net:
Interest income, net	(13.9)	3.8	(465.8)
Other, net	(19.3)	(74.1)	(74.0)

Income (loss) before income taxes	(448.7)	7.3	—
Provision (benefit) for income taxes	(2.2)	6.3	(134.9)

Income (loss) from continuing operations	$(446.5)	$1.0	—%

The following table sets forth our net sales for the three and nine months ended July 31, 2009 and August 1, 2008 for each of our reportable segments:

	Three months ended		Percentage
	July 31,	August 1,	Increase (Decrease)
Reportable Segment	2009	2008	Between Periods
	(In millions)
Connectivity	$226.5	$304.3	(25.6)%
Network Solutions:
Products	15.3	24.8	(38.3)
Services	4.0	7.3	(45.2)

Total Network Solutions	19.3	32.1	(39.9)

Professional Services:
Products	9.4	12.3	(23.6)
Services	28.2	33.1	(14.8)

Total Professional Services	37.6	45.4	(17.2)

Total Net Sales	$283.4	$381.8	(25.8)%

	Nine months ended		Percentage
	July 31,	August 1,	Increase (Decrease)
Reportable Segment	2009	2008	Between Periods
	(In millions)
Connectivity	$643.8	$872.2	(26.2)%
Network Solutions:
Products	47.0	78.9	(40.4)
Services	12.8	17.0	(24.7)

Total Network Solutions	59.8	95.9	(37.6)

Professional Services:
Products	28.7	37.1	(22.6)
Services	80.5	98.9	(18.6)

Total Professional Services	109.2	136.0	(19.7)

Total Net Sales	$812.8	$1,104.1	(26.4)%

     Our net sales decreases for the three and nine months ended July 31, 2009 compared to the three and nine months ended August 1, 2008 were driven by significant sales declines in all reporting segments. These decreases are due to the general downturn of the global economy, which extended across a majority of our geographies in the first three quarters of fiscal 2009. Geographically, there was particular weakness in the Europe, Middle East, Africa (EMEA) region and Latin America, and relative strength in China.
     International sales comprised 39.1% and 40.5% of our net sales for the three and nine months ended July 31, 2009, respectively. This compares to 44.1% and 41.6% for the three and nine months ended August 1, 2008, respectively. As a result of significant international sales, our net sales have been negatively impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates negatively impacted sales in the three and nine months ended July 31, 2009 by approximately $10.0 million and $34.0 million, respectively, versus the same periods in fiscal 2008.
     The three and nine months ended July 31, 2009 included sales in Connectivity of $17.4 million and $55.6 million, respectively, as a result of the Century Man acquisition that closed during January 2008. This compares to $10.3 million and $19.9 million for the three and nine months ended August 1, 2008, respectively. This increase was due to the inclusion of Century Man in our results for the full first quarter of fiscal 2009 and increased demand largely as a result of the Chinese government economic stimulus package and the issuance of 3G wireless licenses in China.
     The decrease in Network Solutions sales was driven, in part, by our decision to shutdown certain outdoor wireless product lines in the fourth quarter of fiscal 2008 as well as by significant declines in sales outside of North America that we believe are the result of the global recession.
     Relative to our other reporting segments, Professional Services experienced a less significant decline in sales due to continued spending by a primary customer.

Gross Margin
     During the three and nine months ended July 31, 2009, our gross margin percentages were 34.8% and 32.9%, respectively, compared to 34.2% and 35.5%, respectively, for the comparable 2008 periods.
     The increase in our gross margin percentages for the three month period ended July 31, 2009 was driven primarily by our continued cost reduction initiatives, partially offset by lower sales volumes as compared to last year. Our cost reduction initiatives have included headcount reductions to align our production-related activities with current levels of demand, closure of certain manufacturing locations, and efficiencies generated in our manufacturing operations and supply chain.
     The decrease in gross margins for the nine month period ended July 31, 2009 was driven primarily by a decrease in sales volumes due to the global recession, partially offset by our cost reduction initiatives.
     If sales volumes, product mix, pricing or other significant factors that impact our gross margins continue to be affected by the economic downturn, our gross margins could continue to be adversely affected. As a result of these and other factors, our future gross margin rate is difficult to predict and could fluctuate significantly.
Operating Expenses
     Total operating expenses for the three and nine months ended July 31, 2009 represented 30.2% and 84.0% of net sales, respectively. Our fiscal 2009 year-to-date results include a $413.9 million impairment of goodwill and intangible assets. Total operating expenses represented 27.4% and 28.5% of net sales for the same fiscal 2008 periods, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for the three and nine months ended July 31, 2009 represented 6.1% and 6.7% of net sales, respectively. For the three and nine months ended August 1, 2008, these expenses represented 5.7% of net sales. This increase as a percent of sales is due to lower sales volumes. Research and development expenses decreased to $17.3 million and $54.7 million for the three and nine months ended July 31, 2009, respectively, compared to $21.7 million and $63.0 million for the same fiscal 2008 periods. This decrease was a result of our cost reduction initiatives. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expenses for the three and nine months ended July 31, 2009 represented 22.2% and 24.7% of net sales, respectively. For the three and nine months ended August 1, 2008, these expenses represented 21.7% and 22.6% of net sales, respectively. This increase as a percent of sales is due to lower sales volumes. Selling and administration expenses decreased to $62.9 million and $200.9 million for the three and nine months ended July 31, 2009, respectively, compared to $83.0 million and $249.6 million for the same fiscal 2008 periods. These decreases were primarily due to our cost reduction initiatives, which included headcount reductions and significant decreases in discretionary spending, and a decrease in incentives and acquisition amortization.
     Restructuring charges: Restructuring charges include employee severance, other compensation-related payments, and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. In June and August of this year we made separate announcements regarding restructuring charges we expect to incur from ongoing cost reduction initiatives, primarily because of reductions in force and voluntary retirement programs throughout the world. In total we presently expect these initiatives to reduce our global workforce by 350 to 400 employees and generate between $24 and 34 million in restructuring charges over the remainder of fiscal year 2009 and all of fiscal year 2010.
     During the three and nine months ended July 31, 2009, 28 and 464 employees, respectively, affecting all business segments were impacted by reductions in force or participated in early retirement programs. The majority of these employee reductions in fiscal third quarter are included in the estimated number of employees whose employment will be terminated from our recently announced cost reduction initiatives disclosed in June and August of this year, while the remaining reductions were primarily associated with previous restructuring initiatives. During the three and nine months ended August 1, 2008, 4 and 21 employees, respectively, in our Connectivity and Network Solutions segments were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations. We had additional reductions in force impacting 303 employees during the second quarter of fiscal 2009, for which we did not incur restructuring charges.
     Facility consolidation and lease termination expenses represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three and nine months ended July 31, 2009, we incurred charges of $0.3 million and $0.6 million, respectively. These charges were incurred due to our decision to close unproductive and excess facilities as well as to the continued softening of real estate markets, which resulted in estimates of lower sublease income. During the three months ended August 1, 2008, we recorded a credit of $0.2 million.
     Impairments: We review goodwill annually for impairment, or more frequently if potential interim indicators exist that could result in impairment. The current global recession and related adverse business conditions have resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization. Due to these factors, during the first quarter of fiscal 2009, we performed a goodwill impairment analysis of our two reporting units that contain goodwill, Connectivity and Network Solutions. The analysis resulted in the recognition of impairment charges for both reporting units. In our analysis, the fair values of each of the reporting units were estimated for the purpose of goodwill impairment testing by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. We also considered market approaches as well as the cost approach in estimating fair value. In performing the goodwill impairment analysis, we, among other things, consulted with an independent advisor.
     Long-lived assets are reviewed for impairment when events or circumstances indicate that their carrying amount may not be recoverable. Based on recent business conditions, an impairment review of long-lived assets was performed in the first quarter of fiscal 2009. The review resulted in the recognition of an impairment charge related to the intangible assets of the Network Solutions segment. The fair value of the impaired assets was estimated by applying the present value of forecasted future cash flows, using estimates, judgments and assumptions that management believed were appropriate for the circumstances. In preparing the estimated fair value of the impaired assets, we, among other things, consulted with an independent advisor.
     As of our first quarter of fiscal 2009, we recorded an estimated impairment charge of $413.5 million to reduce the carrying value of goodwill and other long-lived intangibles. The estimated impairment includes $280.8 million of goodwill related to Connectivity and $85.4 million of goodwill and $47.3 million of intangibles related to Network Solutions. We finalized this analysis in connection with the preparation of our financial statements for the second quarter of fiscal 2009. We recognized an additional goodwill impairment charge of $0.4 million related to Connectivity in the three months ended May 1, 2009. We believe that our reduced estimates of financial performance do not materially impact our liquidity position or our ability to execute our business strategy.
Other Income (Loss), Net
     Other income (loss), net is:

	Three months ended		Nine months ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008
	(In millions)		(In millions)
Interest income on investments	$1.7	$6.8	$7.4	$25.1
Interest expense on borrowings	(6.6)	(7.6)	(21.3)	(21.3)

Interest income (loss), net	(4.9)	(0.8)	(13.9)	3.8
Write-down of available-for-sale securities	(3.2)	(6.0)	(18.1)	(74.2)
Write-down of cost method investment	—	—	(3.0)	—
Foreign exchange gain (loss)	0.1	(2.6)	(1.0)	0.5
Gain (loss) on sale of fixed assets	—	(0.1)	0.9	(0.1)
Other, net	0.9	—	1.9	(0.3)

Subtotal	(2.2)	(8.7)	(19.3)	(74.1)

Total other income (loss), net	$(7.1)	$(9.5)	$(33.2)	$(70.3)

     During the three and nine months ended July 31, 2009, we recorded impairment charges of $3.2 million and $18.1 million, respectively, on certain auction-rate securities we hold. During the three and nine months ended August 1, 2008, these charges were $6.0 million and $74.2 million, respectively. As of July 31, 2009, we held auction-rate securities with a fair value of $24.9 million and an original par value of $169.8 million. Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are other-than-temporary.
     During the first quarter of 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation.
     The $0.9 million gain on the sale of fixed assets recorded during the nine months ended July 31, 2009 is primarily due to a $1.1 million gain recognized on the sale of our Cheltenham facility located in the U.K.
     The change in net interest income (loss) was predominately due to significantly lower interest income rates on cash investments.
     Income Taxes
     Our tax expense of $0.4 million for the three months ended July 31, 2009 primarily relates to foreign income taxes, and our income tax benefit of $2.2 million for the nine months ended July 31, 2009 primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities resulted from the goodwill impairment charge discussed in Note 8 of the financial statements. Substantially all our income tax provision for the three and nine months ended August 1, 2008 relates to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE.
     The following table represents our effective income tax rate:

	Three Months Ended		Nine Months Ended
	July 31, 2009	August 1, 2008	July 31, 2009	August 1, 2008
		(In millions, except tax rates)
Income tax provision (benefit)	$0.4	$2.9	$(2.2)	$6.3
Income (loss) before income taxes	$6.0	$16.3	$(448.7)	$7.3
Effective income tax rate	6.7%	17.8%	0.5%	86.3
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
Acquisitions
ANIHA
     During the third quarter of fiscal 2009, we acquired the outstanding ownership interest in our ANIHA organization in China from Nitta Corporation, a Japanese corporation, for a cash price of $0.8 million. In addition to the cash purchase price we agreed to restructure $1.9 million of previously recorded obligations between us and Nitta Corporation into a single interest bearing (1.5% per year) note payable, requiring us to pay quarterly principal and interest payments to Nitta Corporation beginning July 2009 through February 2016. In addition, we agreed to enter into a contract to purchase from Nitta Corporation a predetermined percentage of our annual requirements of certain components over the next three years. As a result of this step acquisition the minority interest previously recorded has been removed from our consolidated balance sheet in the amount of $2.3 million.
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
     Option holders of LGC shares were given the opportunity either to receive a cash payment for their options or exchange their options for options to acquire ADC shares. Certain LGC option holders received $9.1 million in cash payments for their options. The remaining option holders received ADC options with a fair value of $3.5 million as of the close of the acquisition. Of this $3.5 million, $3.0 million was added to the purchase price of LGC and the remaining $0.5 million will be recognized over the remaining vesting period that ends in September 2011.
     Of the purchase price, $15.5 million was placed in escrow for up to 15 months following the close of the transaction. As of May 1, 2009, $2.7 million of the total escrow amount had been released to us to settle certain indemnity claims under the purchase agreement. The $2.7 million payment was accounted for as a return of consideration and decreased goodwill accordingly. We have also since reached an agreement with LGC to release to us an additional $1.2 million of escrow for the final settlement of certain indemnity claims. Since the recovery of the $1.2 million was not considered probable, we did not record a receivable related to this amount in purchase accounting. Therefore, the entire $1.2 million was recognized as a reduction to operating expense during the third quarter of fiscal 2009 when it was received. As a result of this settlement, the remaining funds held in the escrow were released to the former LGC shareholders and the escrow agreement was terminated.
Century Man
     On January 10, 2008, we completed the acquisition of Century Man, a leading provider of communication distribution frame solutions, headquartered in Shenzhen, China. The acquisition was made to accelerate our growth in the Chinese connectivity market, as well as provide us with additional products designed to meet the needs of customers in developing markets outside of China.
     We acquired Century Man for $52.3 million in cash (net of cash acquired). The former shareholders of Century Man may be paid up to an additional $15.0 million (the “earn out”) if, during the three years following closing, certain financial results are achieved by the acquired business. We paid the first $5.0 million installment of this earn out in March 2009. In addition, a $0.4 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the installment payment. These amounts were recorded as increases to the goodwill associated with these transactions.
     Of the purchase price, $7.5 million was placed in escrow for up to 24 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain properties. As of July 31, 2009, $3.5 million of the total escrow amount had been released to the former shareholders of Century Man. In addition, a $0.3 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the amount of escrow released in accordance with the escrow agreement. This payment was accounted for as additional contingent consideration and increased goodwill accordingly.
     We acquired $13.0 million of intangible assets as part of this purchase. Goodwill of $36.7 million was recorded in this transaction and assigned to our Connectivity segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The allocation of the purchase prices for LGC and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 8 for a discussion of the goodwill and intangible asset impairments recorded in the first quarter of fiscal 2009.

Discontinued Operations
     APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. This business was previously included in our Professional Services segment. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, subject to a customary working capital adjustment. During the third quarter of fiscal 2009, we recognized a loss on this sale in the amount of $4.6 million.
Application of Critical Accounting Policies and Estimates
     See our most recent Annual Report on Form 10-K for fiscal 2008 and our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009 for a discussion of our critical accounting policies and estimates.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $511.6 million at July 31, 2009, a decrease of $119.8 million compared to $631.4 million as of October 31, 2008. This decrease was primarily driven by $94.1 million of stock repurchases, $51.4 million of long-term investment purchases and the payment of management and employee incentives related to performance for fiscal 2008, partially offset by cash generated from operations.
     During the second quarter of fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the FDIC. This investment is classified on the balance sheet as long-term available-for-sale securities.
     Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of July 31, 2009, we held auction-rate securities with a fair value of $24.9 million and an original par value of $169.8 million, which are classified as long-term. We may not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss.
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
     Restricted cash balances that are pledged primarily as collateral for letters of credit and derivative transactions affect our liquidity. As of July 31, 2009, we had restricted cash of $21.8 million compared to $15.3 million as of October 31, 2008, an increase of $6.5 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. The increase is a result of the pledging of $10.1 million of cash collateral relating to the interest rate swap. This amount pledged could vary significantly as it fluctuates with forward LIBOR.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the nine months ended July 31, 2009 was $58.7 million. This positive cash flow was primarily driven by results from continuing operations after adjustments for certain non-cash items, including the $413.9 million goodwill and intangible impairment recorded in the first quarter of fiscal 2009, partially offset by cash used for working capital. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.

     Net cash provided by operating activities from continuing operations for the nine months ended August 1, 2008 was $110.0 million. This positive cash flow was driven by results from continuing operations partially offset by a $43.7 million decrease in net working capital.
     Investing Activities
     Cash used by investing activities from continuing operations was $79.2 million for the nine months ended July 31, 2009, which was due to $51.4 million of purchases of long-term investments, $25.6 million of property, patent and equipment additions and an increase in restricted cash of $6.1 million, partially offset by $4.7 million of proceeds from the disposal of property and equipment. Proceeds from the disposal of property primarily reflect the sale of our Cheltenham U.K. facility, for which we received $4.3 million of cash proceeds during the first quarter of fiscal 2009.
     Cash used by investing activities from continuing operations was $201.2 million for the nine months ended August 1, 2008, which was due to $146.0 million for the acquisition of LGC, $53.4 million for the acquisition of Century Man, a $4.0 million investment in ip.access, Ltd., a $1.2 million investment in E-Band Communications Corporation and $30.7 million of property, equipment and patent additions. This was partially offset by $39.7 million of net sales of available-for-sale securities.
     Financing Activities
     Cash used by financing activities from continuing operations was $96.7 million for the nine months ended July 31, 2009, of which $94.1 million was due to common stock repurchases.
     Cash provided by financing activities was $220.8 million for the nine months ended August 1, 2008. This was due to the issuance of $450.0 million of convertible debt, less payments for the financing costs associated with the issuance of this debt and $218.9 million of debt payments.
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
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. The fair market value of the interest rate swap was a net unrealized loss of $10.3 million and $2.8 million on July 31, 2009 and October 31, 2008, respectively. The unrealized loss is recorded as a component of comprehensive income.
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
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash resources, which include existing cash and cash equivalents and other liquid investments. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations on an annual basis.
     Auction-rate securities accounted for $24.9 million of our $76.0 million in available-for-sale securities as of July 31, 2009. Current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities. However, we do not believe we need these investments in order to meet the cash needs of our present operating plans. The remaining $51.1 million of our available-for-sale securities represents highly liquid notes backed by a guarantee from the FDIC.
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
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the marketplace in which we operate and the macro-economy generally; statements about our cost cutting initiatives; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; changing regulatory conditions and macroeconomic conditions both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain and the prices of raw materials, components and services; our dependence on contract manufacturers to make certain products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the sections captioned Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended January 30, 2009. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Changes in Internal Control over Financial Reporting
     During the third quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of July 31, 2009, we had recorded $6.3 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     On August 17, 2009, we met with representatives from the Office of the Inspector General of the United States where we disclosed a potential breach of the country of origin requirements for certain products sold under a supply agreement with the federal government’s General Services Administration.. We self-reported this potential breach as a precautionary matter and it is unclear at this time whether any penalties will be imposed. Following the meeting, we provided the Office of the Inspector General with additional documentation related to this matter. We expect a further response from the Office of Inspector General following its review of this information.

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
     See Exhibit Index on page 39 for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 2, 2009	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 31, 2009

Exhibit
No.	Description
3.1
Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008. (Incorporated by reference to Exhibit 3.1 of ADC’s Current Report on Form 8-K filed on December 12, 2008.)

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

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

10.1
Second Amendment to Employment Agreement between ADC Telecommunications, Inc. and Robert E. Switz dated July 1, 2009. (Incorporated by reference to Exhibit 99.1 of ADC’s Current Report on Form 8-K filed on July 1, 2009.)

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith