Form 10-KT
period 2009-09-30
ADC TELECOMMUNICATIONS INC
filed 2009-11-23
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from November 1, 2008 to September 30, 2009
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
None
     Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Global Select Market® on March 27, 2009, was $422,667,422.
     The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of November 17, 2009, was 96,626,431.
DOCUMENTS INCORPORATED BY REFERENCE
     A portion of the information required by Part III of this report is incorporated by reference from portions of our definitive proxy statement for our 2010 Annual Meeting of Shareowners to be filed with the Securities and Exchange Commission.

(THIS PAGE INTENTIONALLY LEFT BLANK)

Introductory Note
     On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with fiscal 2009. As a result, fiscal 2009 was shortened from 12 months to 11 months. In this report, when financial results for fiscal 2009 are compared to financial results for fiscal 2008, the results for an 11 month period are being compared to the results for a 12 month period.
     We are using this report to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 was shortened from the quarterly period ended October 31, 2009 to an approximate two-month period ended September 30, 2009.
     As used in this report, fiscal 2007, fiscal 2008, and fiscal 2009 refer to our fiscal years ended October 31, 2007 and 2008 and September 30, 2009, respectively. As used in this report, fiscal 2010 and fiscal 2011 refer to our fiscal years that will end September 30, 2010 and 2011, respectively.
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
     Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. Our products are used mainly in the “edge” of communications networks where Internet, data, video and voice traffic are linked from the serving office of a communications service provider to the end-user of communication services. Our products include:
•	Connectivity solutions that provide the physical interconnections between network components and network access points. These products connect wireline, wireless, cable, enterprise and broadcast communication networks over fiber-optic, copper (twisted pair), coaxial, and wireless media.
•	Wireless solutions that help improve coverage and capacity for wireless networks. These products improve signal quality, increase coverage and capacity into expanded geographic areas, increase the speed and expand the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireless services. Applications for these products include in-building solutions, outdoor coverage solutions and mobile network solutions.
     We also provide professional services to our customers. These services help our customers plan, deploy and maintain Internet, data, video and voice communication networks. We also assist our customers in integrating broadband communications equipment used in wireline, wireless, cable and enterprise networks. By providing these services, we have additional opportunities to sell our products.
     We have the following three reportable business segments:
•	Global Connectivity Solutions (“Connectivity”)

•	Network Solutions
•	Professional Services
     During the fourth quarter of fiscal 2008, we initiated a restructuring of our Network Solutions segment by exiting several outdoor wireless product lines. During the first quarter of fiscal 2009, we made further changes to the Network Solutions segment by moving the Wireline solutions business to the Connectivity segment in order to better manage and utilize resources and drive profitability. As a result of this change, we have changed our reportable segments to conform to our current management reporting presentation. We have reclassified prior year segment disclosures to conform to the new segment presentation.
     Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). The “Corporate Governance” category of the Investor Relations section of our website also contains copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws, Description of Roles of Independent Lead Director and Executive Chairman and the charter of each committee of our Board of Directors. Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our Investor Relations department. The Investor Relations department’s email address is investor@adc.com and its mailing address is: Investor Relations, ADC Telecommunications, Inc., P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
Industry and Marketplace Conditions
     Over the longer term, we believe that the ever-increasing consumption of bandwidth will drive a continued migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “edge” of the network where our products and services primarily are used and where constraints in the high-speed delivery of communications services are most likely to occur. For us to participate as fully as possible in this evolution we must focus a significant amount of our resources on the development and sale of next-generation network infrastructure products.
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide are becoming increasingly dependent on broadband, multi-service communications networks to conduct a wide range of daily communications tasks for business and personal purposes (e.g., emails with large amounts of data, teleconferencing, social networking, video streaming and photo sharing).
•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network connection.
     This evolution to next-generation networks impacts our industry significantly. Many of our communications service provider customers now focus their investments in these next-generation networks to differentiate themselves from their competitors by providing more robust services at increasing speeds. They believe such network advancements will attract business and consumer customers and allow them to grow their businesses.
     Next-generation network investment by communications service providers has tended to come in the form of large, multi-year projects, and these significant projects have attracted many equipment vendors, including us. We believe that it is important for us to participate in these projects to grow our business. We have focused our strategy on the products that will be used in these projects. These include central office fiber-based equipment, wireless coverage and capacity equipment, and equipment to aid the deployment of fiber-based networks closer to the ultimate customer (i.e., fiber to the node, curb, residence, cell site, or business, which we collectively refer to as our “FTTX” products).
     Spending on these next-generation initiatives by our customers has not resulted in significant overall spending increases on all categories of network infrastructure equipment. In fact, overall spending on network infrastructure equipment in total has decreased over the past year due to the impact of the global recession. Even prior to the current recession, industry observers anticipated that in the next few years overall global spending on communications infrastructure equipment would be relatively flat. Over the long-term, we therefore believe our ability to compete in the communications equipment marketplace depends in significant part on whether we can continue to develop and market effectively next-generation network infrastructure products.
Current Global Macro-Economic Conditions
     The global recession has had, and likely will continue to have, a significant impact on our industry and our business. During fiscal 2009, our financial results were impacted materially and adversely by reduced spending by our customers. We believe it is likely our customers will continue to spend conservatively during fiscal 2010 because of the continued uncertainties in the macro-economy and the related impact on the profitability and growth of their own businesses. However, we cannot predict how long, and to what extent, the global recession will continue to affect our business.
     In July 2008 we announced that our fiscal year end would be changed from October 31st to September 30th beginning with our fiscal 2009. Fiscal 2009 was therefore an 11 month year and many differences in the reported results between fiscal 2009 and fiscal 2008 are amplified by this fact. Still we believe a comparison between fiscal 2009 and fiscal 2008 demonstrates that the recession impacted our business in a number of ways during fiscal 2009. For instance:
•	Our net sales decreased by 31.6% compared to fiscal 2008;
•	As a result of significant international sales, our net sales were negatively impacted by the relative strengthening of the U.S. dollar against a majority of other currencies during fiscal 2009. In recent months the dollar has begun to weaken against other currencies. Changes in foreign currency exchange rates reduced net sales during fiscal 2009 by approximately $34.0 million, versus fiscal 2008;
•	Despite reducing actual expenditures for research and development and selling and administrative costs during our fiscal 2009 compared to fiscal 2008, these costs grew as a percentage of our net sales because of lower sales volumes; and
•	During the first quarter of fiscal 2009, we recorded a $413.9 million charge related to the impairment of all of our goodwill and the impairment of other long-lived assets as a result of our reduced expectations of near-term financial performance and the decline in our market capitalization.
     In response to the adverse impacts of the recession on our business, we took significant steps to lower our operating cost structure. Largely as a result of these actions, we believe we were able to avoid significant drops in our gross margin percentages compared to fiscal 2008 despite significant decreases in our net sales. Our gross margin percentage in fiscal 2009 was 33.1% compared to 33.6% in fiscal 2008. During fiscal 2009, we announced a series of significant restructuring initiatives, including many that are still being executed. These initiatives included reductions in our employee base at various locations around the world, facility closures, and increased utilization of resources and operations in low cost locations. These actions were designed to adjust our operations appropriately to lower levels of demand from our customers, while also allowing us to continue to invest for the future. We also discontinued certain outdoor wireless coverage product lines in the fourth quarter of fiscal 2008 and completed the sale of our APS Germany services business on July 31, 2009. On October 30, 2009, we also completed the sale of our copper-based RF signal management product line. We made these sales in part because we did not believe these businesses were strategic to our ongoing operations. Depending on the severity and length of the recession and its impact on our business, we may determine it appropriate to take additional actions to reduce costs and improve our business model in the future. We cannot provide assurance that these initiatives will achieve their stated goals in producing a more efficient and effective operation with a lower cost structure and improved financial performance. In addition, the focus and attention that is given to these initiatives could impact our ability to identify and execute on growth or other initiatives that could benefit our business and could also lead to decreased employee morale as these actions require our employees to do more with less resources.
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

     This migration primarily is taking place in the market segments of fiber-based and wireless communications networks. We believe we can address these market opportunities with our products that include central office fiber, FTTX, microcellular wireless capacity/coverage, and enterprise network and data center solutions.
     Over the past few years, fiber products and FTTX products have become a greater percentage of our sales as service providers build out their fiber networks closer to the end user, as well as provide more network capacity to support 3G and 4G wireless services. Maintaining and growing our position as a leading global provider of central office fiber and FTTX solutions is therefore important to our strategy and long-term success.
     In addition, we believe that service providers and enterprises around the world want to expand the coverage and capacity of wireless networks more efficiently by strategically deploying more microcellular network solutions. This is especially applicable inside buildings and in capacity-strained outdoor areas that are poorly served by macro-cellular network solutions such as cell towers. We believe that our microcellular network solutions that distribute coverage and capacity to targeted areas not served well by macro-cellular network solutions will help service providers and enterprises achieve these goals.
     The migration to high performance fiber-based enterprise networks and data centers with public and private organizations also represents an ongoing opportunity for our solutions. Today’s advanced business requirements mean that organizations are rethinking the entire enterprise infrastructure to support new technologies and mission-critical applications. We believe that our products provide organizations with comprehensive end-to-end solutions to help them meet their need for reliable, environmentally responsible and high-bandwidth networks.
     Finally, in addition to targeting growth in these fiber-based and wireless market segments, we will also seek to expand our presence in growing markets in developing countries around the world. We expect communications spending rates in developing countries to outpace such rates in more developed parts of the world for the foreseeable future. In China, for example, we have experienced significant revenue growth during the past year primarily because, as a result of significant government investment in the country’s 3G network, spending in China for telecommunications products has remained strong despite the global recession.
Business Priorities
     Given conditions in the global economy and the marketplace in our industry, we believe we must continue to focus on the following business priorities to advance our market goals:
•	Business growth in fiber-based and wireless communications networks, and in growing markets and geographies;
•	Operational excellence that drives low-cost industry leadership and provides our customers with superior products and support; and
•	Improved customer service and focus through alignment with the next generation network needs of our global customer base.
     Business Growth in Areas of High Strategic Importance. We are focused on growing our business in markets and geographies we consider to be of high strategic importance. We will service the high growth market segments within fiber-based and wireless communications networks with central office fiber, FTTX, enterprise data center fiber and microcellular wireless coverage and capacity product solutions. We will also focus on markets in developing countries.
     We believe growth in these areas may come either from our own internal initiatives to expand our product offerings through research and development activities, additional sales, marketing and other operating resources, or from the acquisition of new businesses, products, and sales channels closely related to our existing product portfolio.
     Operational Excellence and Low Cost Industry Leadership. We continue to implement initiatives designed to better align our business with changing macro-economic and market conditions that we believe will better enable us to meet the needs of our global customer base more efficiently and effectively. These initiatives are designed to reduce our operating cost structure and improve organizational efficiency through a variety of actions that include, but are not limited to, the following:
•	migrating sales volume to customer-preferred, leading technology products and sunsetting end of life products;
•	improving our customers’ ordering experience through a faster, simpler, more efficient inquiry-to-invoice process;

•	redesigning product lines to gain efficiencies from the use of more common components and improve customization capabilities;
•	increasing direct material savings from strategic global sourcing;
•	improving cash flow from supplier-managed inventory and lead-time reduction programs;
•	relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas;
•	implementing new operating methods designed to uncover increased operational efficiencies;
•	reducing the number of locations from which we conduct general and administrative support activities such as invoicing and back-office functions; and
•	focusing our resources on core operations, and, where appropriate, using third parties to perform non-core processes.
     These initiatives have yielded significant ongoing cost savings to our operations since fiscal 2006 and have allowed us to effectively manage through the global economic recession. For instance, during fiscal 2009, as a result of these initiatives, we kept our gross margins in line with fiscal 2008 margins despite substantially lower sales volumes. In addition, these savings have helped to generate leverage in our operating model and to offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement these initiatives is subject to numerous risks and uncertainties and no assurance can be given that this strategy will be successful. In addition, our gross profit percentages will continue to fluctuate from period to period due to several factors, including, but not limited to, sales volume, raw material and freight costs, product mix and the impact of future potential efficiency and cost saving initiatives.
     Improved Customer Service and Focus. We remain highly committed to creating a compelling value proposition for our customers. This includes helping our customers maximize their return on investment, evolve their networks and simplify network deployment challenges in providing communications services to end-users. We strive to offer customer-specific solutions, price-competitive products with high functionality and quality, and world-class customer service and support that collectively will better position us to grow our business in a cost-effective manner. We also are focused on developing ways to sell more of our current portfolio and our newly developed products to existing customers and to introduce our products to new customers. The cornerstone of these initiatives is our commitment to understand and respond to our customers’ needs.
     We also continuously seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value added resellers. We have over 500 value-added reseller partners worldwide. In addition, we are expanding our relationships with distributors to make our products more readily available to a wider base of customers worldwide.
     Our ability to implement this strategy and operate our business effectively is subject to numerous uncertainties, the most significant of which are described in Part 1, Item 1A “Risk Factors” in this report.
Product and Service Offering Groups
     The following table shows the percent of net sales for each of our three reportable segments for the three fiscal years ended September 30, 2009 and October 31, 2008 and 2007:

Reportable Segment	2009	2008	2007
Connectivity	79.0%	79.0%	84.0%
Network Solutions	7.3	8.5	3.2
Professional Services	13.7	12.5	12.8

Total	100.0%	100.0%	100.0%

     Below we describe the primary products and services offered by each of these segments. See Note 15 to the Consolidated Financial Statements in Item 8 of this report for financial information regarding our three business segments as well as information regarding our assets and sales by geographic region.
Connectivity
     Our connectivity devices are used in fiber-optic, copper (twisted pair), coaxial, wireless and broadcast communications networks. These products generally provide the physical interconnections between network components or access points into networks. As of September 30, 2009, Our Connectivity products include:
      FTTX Products. Our OmniReachtm product family of fiber distribution terminals, fiber access terminals, passive optical splitter modules, wavelength division multiplexer modules, connectors, enclosures and drop cables provide customers with a flexible architecture to deploy FTTX solutions.
     Fiber Distribution Panels and Frame Products. Our fiber distribution panels and frames, which are functionally similar to copper cross-connect modules and bays, provide interconnection points between fiber-optic cables entering a service provider’s serving office and fiber-optic cables connected to fiber-optic equipment within the serving office.
     DSX and DDF Products. Our digital signal cross-connect (“DSX”) and digital distribution frame (“DDF”) modules, panels and bays are designed to terminate and cross-connect copper cables and gain access to digital signals for Internet, data, video and voice transmission. We offer DSX and DDF products to meet global market needs for both twisted-pair and coaxial cable solutions.
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
     Broadcast and Entertainment Products. Our broadcast and entertainment products are audio, video, data patching and connectors used to connect and access worldwide broadcast radio and television networks. Our Pro-Patch® products are recognized as the industry leader in digital broadcast patching. Our ProAx® triaxial connectors are used by operators of mobile broadcast trucks, DBS satellite and large venue, live broadcasts such as the Olympic games. We have also introduced a new line of HDTV products for the digital broadcast industry.
Network Solutions
     Our Network Solutions products help improve coverage and capacity for microcellular wireless networks. These products include:
     In-building Wireless Coverage/Capacity Solutions. Our family of indoor wireless systems products provide coverage and capacity for wireless network operators in in-building environments such as office buildings or college campuses. We sell these solutions directly to the major providers of cellular telephone services, to national and regional carriers, including those in rural markets, enterprise markets and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.
     Outdoor Wireless Coverage/Capacity Solutions. Our family of outdoor wireless systems products provides coverage and capacity for wireless network operators in outdoor metro and expanded venue environments such as open-air stadiums. These solutions help customers address coverage and capacity challenges in locations such as tunnels, traffic corridors and urban centers. These solutions are sold directly to the major providers of cellular telephone services, to the national and regional carriers, including those in rural markets, and to neutral host facility providers that lease or resell coverage and capacity to the cellular carriers.
     Cell-Site Solutions: Our ClearGain® family of tower-top and ground mounted amplifier products improve signal quality by boosting the uplink signal of a mobile system to increase receiver performance and improve overall coverage. These products amplify wireless signals and enhance performance and are sold primarily to wireless carriers.
Professional Services
     We also offer systems integration services for broadband, multiservice communications over wireline, wireless, cable and enterprise networks. These services help our customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services to consumers and businesses. These services support customers throughout the technology life-cycle, from network design, build-out and turn-up to testing, and are utilized by our customers in creating and maintaining intra-office, inter-office or coast-to-coast networks.
     Providing these services gives us the opportunity to sell more of our products to users of our Professional Services. We offer these services primarily in North America and recently completed the divestiture of the services business that we operated in Europe. This decision was made because the business in Europe was not considered to be consistent with our strategic long-term goals.
Customers
     Our products and services are used by customers in three primary markets:
•	the public communications network market worldwide, which includes major telephone companies such as Verizon, AT&T, Sprint, Telefonica, Deutsche Telecom and Bell Canada, local telephone companies, long-distance carriers, wireless service providers, cable television operators and broadcasters;
•	the private and governmental markets worldwide, which include business customers and governmental agencies that own and operate their own Internet, data, video and voice networks for internal use; and
•	other communications equipment vendors, which incorporate our products into their products and systems that they in turn sell into the above markets.
     Our customer base is concentrated, with our top ten customers accounting for 45.2%, 42.5% and 45.5% of our net sales in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, 2008 and 2007, AT&T accounted for approximately 20.4%, 16.0% and 15.4% of our net sales, respectively. Verizon accounted for 17.7%, 16.5%, and 17.8% of our net sales in fiscal 2009, 2008 and 2007, respectively.
     Outside the United States, we market our products to communications service providers, owners and operators of private enterprise networks, cable television operators and wireless service providers. Our non-U.S. net sales accounted for approximately 40.7%, 40.8% and 37.0% of our net sales in fiscal 2009, 2008 and 2007, respectively. Our EMEA region (Europe, Middle East and Africa) accounted for the largest percentage of sales outside of North America and represented 17.1%, 20.6% and 19.0% of our net sales in fiscal 2009, 2008 and 2007, respectively.
     Our direct sales force builds demand for our products and services and completes the majority of our sales. We maintain sales offices throughout the world. In the United States, our products are sold directly by our sales personnel as well as through value-added resellers, distributors and manufacturers’ representatives. Outside the United States, our products are sold directly by our field sales personnel and by independent sales representatives and distributors, as well as through other public and private network providers that distribute products. Nearly all of our sales to enterprise network customers are conducted through third-party distributors.
     We maintain a customer service group that supports our field sales personnel and our third-party distributors. The customer service group is responsible for application engineering, customer training, entering orders and supplying delivery status information. We also have a field service-engineering group that provides on-site service to customers.
Research and Development
     Given the constant evolution of technology in our industry, we believe our future success depends, in part, on our ability to develop new products so we can continue to meet our customers’ needs. We continually review and evaluate technological changes affecting our industry and invest in applications-based research and development. The focus of our research and development activities will change over time based on customer needs and industry trends as well as our decisions regarding those areas where we believe we are most likely to achieve success and advance our strategic aims. Our current projects have varying risk and reward profiles. As part of our longer-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances within spaces that are closely related to our core businesses.
     Our expenses for internal research and development activities were $65.3 million, $83.5 million and $69.6 million in fiscal 2009, 2008 and 2007, respectively, which represented 6.6%, 5.7% and 5.5% of our total revenues in each of those fiscal years. Research and development spending was higher in fiscal 2008 relative to fiscal 2007 and fiscal 2009 due to the addition of research and development activities related to our acquisition of LGC.

     During fiscal 2009, we directed our development activities primarily in the areas of:
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
Competition
     Currently, our primary competitors include:
     For Connectivity products: 3M, CommScope, Corning, Panduit and Tyco.
     For Network Solutions products: CommScope, Mobile Access and Powerwave
     For Professional Services: AFL Telecommunications, Alcatel-Lucent, Mastec and Telamon.
     Competition in the communications equipment industry is intense. We and other equipment vendors are competing for the business of fewer and larger customers due to industry consolidation over the past several years. As these customers become larger, they have more buying power and are able to negotiate lower pricing. In addition, there are rapid and extensive technological developments within the communications industry that can and have resulted in significant changes to the spending levels and trends of these large customers, which further drives competition among equipment vendors. Finally, spending in the communications equipment industry has declined in the past year and been relatively flat in the preceding years.
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
Manufacturing and Suppliers
     We manufacture a variety of products that are fabricated, assembled and tested in facilities around the world. In an effort to reduce costs and improve customer service, we generally attempt to manufacture our products in low cost areas located in the region of the world where they will be deployed. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products. We estimate that products manufactured by these companies accounted for approximately 10% of our aggregate net sales for the Connectivity and Network Solutions segments of our business in fiscal 2009.
     We purchase raw materials and component parts from many suppliers located around the world through a global sourcing group. Although some of these items are single-sourced, we have not experienced any significant difficulties to date in obtaining adequate quantities. During fiscal 2009, we realized significant cost reductions in raw materials, primarily due to the softening of commodity markets but also due to our internal efficiency efforts that, among other things, included the implementation of new operating methods designed to uncover increased operational efficiencies. Looking to fiscal 2010, the current trends and the continued global macro-economic challenges, along with shifts in both supply and demand indicate that the cost reductions seen for commodities and other raw materials in fiscal 2009 will not continue and that increases are likely to occur. Circumstances relating to the availability and pricing of materials could change and our ability to mitigate price increases or to take advantage of price decreases in the future will depend upon a variety of factors, such as our purchasing power and the purchasing power of our customers.
Intellectual Property
     We own a large portfolio of U.S. and foreign patents relating to our products. These patents, in the aggregate, constitute a valuable asset as they allow us to sell unique products and provide protection from our competitors selling similar products. We do not believe, however, that our business is dependent upon any single patent or any particular group of related patents.
     Additionally, we hold a large portfolio of U.S. and foreign trademarks. For example, we registered the initials “ADC” as well as the name “KRONE,” each alone and in conjunction with specific designs, as trademarks in the United States and various foreign countries. U.S. trademark registrations generally are for a term of ten years, and are renewable every ten years as long as the trademark is used in the regular course of trade.
Seasonality
     Due to the change in our fiscal year end, our fiscal quarters will now end near the last day of December, March and June and our fiscal year will end on September 30th.
     Prior to the fiscal year end change, sales in our second quarter that ended near the end of April and our third quarter that ended near the end of July were generally higher than sales in our other two quarters. While the seasonality of our business will remain unchanged on a calendar year basis, we expect the shift in our fiscal year end to impact the quarterly breakdown of our results going forward.
     The number of sales days for each of our quarters in fiscal 2009 were: 58 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and, because of our transition to a September 30th fiscal year end, 42 days in the fourth quarter. The number of sales days for each of our quarters in fiscal 2008 were: 62 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and 64 days in the fourth quarter.
Employees
     As of September 30, 2009, we employed approximately 9,050 people worldwide, which is a decrease of approximately 1,550 employees since October 31, 2008. The decrease primarily relates to reductions in force completed throughout fiscal 2009.
Executive Officers of the Registrant
     Our executive officers are:

		Officer
Name	Office	Since	Age
Robert E. Switz	Chairman, President and Chief Executive Officer	1994	63
James G. Mathews	Vice President, Chief Financial Officer	2005	58
Patrick D. O’Brien	Vice President, President, Global Connectivity Solutions Business Unit	2002	46
Kimberly S. Hartwell	Vice President, Global Go-To-Market	2008	47
Richard B. Parran, Jr	Vice President, President, Network Solutions Business Unit	2006	53
Christopher Jurasek	Vice President, President, Professional Services Business Unit, Chief Information Officer	2009	43
Steven G. Nemitz	Vice President and Controller	2007	35
Laura N. Owen	Vice President, Chief Administrative Officer	1999	53
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	50

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
     Ms. Hartwell joined ADC in July 2004 as Vice President of Sales, National Accounts and became Vice President, Go-To-Market Americas in 2007. She became Vice President, Global Go-To-Market in July 2008. In this role, she leads our sales, marketing, customer service and technical support functions worldwide. Prior to joining ADC, Ms. Hartwell was Vice President of Marquee Accounts at Emerson Electric Corporation, a manufacturer of electrical, electronic and other products for consumer, commercial, communications and industrial markets from June 2003 to June 2004.
     Mr. Parran joined ADC in November 1995 and served in our business development group. From November 2001 to November 2005 he held the position of Vice President, Business Development. In November 2005, Mr. Parran became the interim leader of our Professional Services Business Unit and in March 2006 he was appointed Vice President, President, Professional Services Business Unit. In January 2009, he was named President of our Network Solutions Business Unit. Prior to joining ADC, Mr. Parran served as a general manager of the business services telecommunications business for Paragon Cable and spent 10 years with Centel in positions of increasing responsibility in corporate development and cable and cellular operations roles.
     Mr. Jurasek joined ADC in May 2007 as our Chief Information Officer. In this position, he oversees ADC’s information systems worldwide. In January 2009, he was also named President of ADC Professional Services. In this role, he leads the company’s services business that helps network operators plan, deploy and maintain their networks. Prior to joining ADC, Mr. Jurasek served as Vice President and Chief Information Officer at Rexnord Corporation, a global industrial and aerospace equipment manufacturer, from September 2002 to May 2007. Prior to that, he held a variety of IT management positions at Solo Cup Company, Komatsu Dresser Company, and Dana Corporation.
     Mr. Nemitz joined ADC in January 2000 as a financial analyst. In September 2002, Mr. Nemitz left ADC to work for Zomax Incorporated, a provider of media and supply chain solutions, where he held the position of Corporate Accounting Manager. In September 2003, Mr. Nemitz returned to ADC as a Corporate Finance Manager. He became the Finance Manager of our Global Connectivity Solutions business unit in October 2004, Americas Region Controller in November 2005 and Assistant Corporate Controller in August 2006. In May 2007, he began service as our Corporate Controller.
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
     Our business faces many risks, some of which we describe below. Additional risks of which we currently are unaware or believe to be immaterial may also result in events that could negatively impact our business operations. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.
Risks Related to Our Business
Our industry is highly competitive, spending for communication infrastructure products has not grown in recent years and declined last year, and our product and services sales are subject to significant downward pricing and volume pressure.
     Competition in the broadband network infrastructure equipment and services industry is intense. Overall spending for communications infrastructure products declined significantly in fiscal 2009 due to the global recession, had not increased significantly in recent years and is not expected to increase significantly in the next several years.
     We have experienced, and anticipate continuing to experience, greater pricing pressures from our customers as well as our competitors, many of whom are headquartered or have operations in low cost regions. In part, this pressure exists because our industry currently is characterized by many vendors pursuing relatively few large customers. As a result, our customers have the ability to exert significant pressure on us with respect to product pricing and other contractual terms. In recent years, a number of our large customers have engaged in business combination transactions. Accordingly, we have fewer large-scale customers, and these customers have even greater scale and buying power.
     We believe our ability to compete with other manufacturers of communications equipment products and providers of related services depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and our control of operating expenses.
Our sales and operations may continue to be impacted adversely by current global economic conditions.
     For more than a year, financial markets globally have experienced extreme disruption. This includes, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. The severity and length of the present disruptions in the financial markets and the global economy are unknown. There can be no assurance that there will not be a further deterioration in financial markets and in business conditions generally. These economic developments have adversely affected our business in a number of ways and will likely continue to adversely impact our business during the foreseeable future. Examples of the impact the global recession has had, and will likely continue to have on our business include:
•	There has been, and may continue to be, soft demand for the goods and services our customers provide to their customers. In turn, this has caused, and may continue to cause, our customers to spend less on the products and services we sell.
•	Increased competition to complete sales among our competitors has created, and may continue to create, pressure to sell products and services at lower prices or on less advantageous terms than in the past.
Our gross margins may vary over time, and our level of gross margin may not be sustainable.
     Gross margins among our product groups vary and are subject to fluctuation from quarter to quarter. Many of our newer product offerings, such as our FTTX products, typically have lower gross margins than our legacy products. As these new products increasingly account for a larger percentage of our sales, our gross margins are likely to be impacted negatively. The factors that may impact our gross margins adversely are numerous and include, among others:
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
     Our operating results are difficult to predict and forecast for any particular period due to a variety of factors, including the current global economic downturn and related market uncertainty. The significant fluctuation of our operating results from quarter to quarter is caused by many factors, including, among others:
•	the volume and timing of orders from and shipments to our customers;
•	the overall level of capital expenditures by our customers;
•	work stoppages and other developments affecting the operations of our customers;
•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;
•	the timing of new product and service announcements;
•	the availability of products and services;
•	market acceptance of new and enhanced versions of our products and services;
•	variations in the mix of products and services we sell;
•	fluctuations in foreign currency exchange rates which can be significant;
•	the location and utilization of our production capacity and employees; and
•	the availability and cost of key components of our products.
     Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.
Our profitability could be impacted negatively if one or more of our key customers substantially reduces orders for our products and/or transitions their purchases towards lower gross margin products.
     Our customer base is concentrated, with our top ten customers accounting for 45.2%, 42.5% and 45.5% of net sales for fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, 2008 and 2007, AT&T accounted for approximately 20.4%, 16.0% and 15.4% of our sales, respectively. Verizon accounted for 17.7%, 16.5% and 17.8% of our net sales in fiscal 2009, 2008 and 2007, respectively.

     If a customer slows-down, delays, or completes a large project or if we lose a significant customer for any reason, including consolidation among our major customers, our sales and gross profit will be impacted negatively. Also, in the case of products for which we believe potential revenue growth is the greatest, our sales remain highly concentrated with the major communications service providers. For example, we rely on Verizon for a large percentage of our sales of FTTX products. The loss of sales due to a decrease in orders from a key customer could require us to exit a particular business or product line or record related impairment or restructuring charges.
     Gross margins vary among our product groups and a shift in our customers’ purchases toward a product mix (i.e., the amount of each type of product we sell in a particular period) with lower margins could result in a reduction in our profitability.
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
     Many companies with whom we may compete have greater engineering and product development resources than we have. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.
Our cost reduction initiatives may not result in anticipated savings or more efficient operations and may be disruptive to our operations.
     Over the past several years, we have implemented, and are continuing to implement, significant cost reduction measures. These measures have been taken in an effort to improve our levels of profitability. We have incurred significant restructuring and impairment charges in connection with these cost reduction efforts. If these measures are not fully completed or are not completed in a timely fashion, we may not realize their full potential benefit.
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
     Our business increasingly is focused on the sale of products, including our FTTX products and wireless coverage and capacity solutions, to support customer initiatives to expand broadband and coverage capabilities in their networks. These products increasingly have been deployed by our customers outside their central offices in connection with specific capital projects to increase network capabilities. There can be no assurance that these customer initiatives will continue going forward or that we will continue to be awarded the work we have historically been awarded. In addition, there can be no assurance that as significant projects are completed, new projects will be available to replace them.

     Because of these project-specific purchases by our customers, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter has diminished substantially. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or year.
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
     Consolidation among our customers may continue in order for them to increase market share and achieve greater economies of scale. Consolidation has impacted our business as our customers focus on completing business combinations and integrating their operations. In certain instances, customers integrating large-scale acquisitions have reduced their purchases of network equipment during the integration period. For example, following the merger of SBC Communications with AT&T and the merger of AT&T with BellSouth, the combined companies initially deferred spending on certain network equipment purchases, which resulted in lower product sales by ADC to these companies for a period of time.
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
     Our Professional Services business is heavily dependent on sales to AT&T. If, over the long-term, AT&T reduces the demand for our services, we may not be successful in finding new customers to replace the lost sales for a period of time. Therefore, sales by our Professional Services business could decline substantially and have an adverse effect on our business and operating results.
Possible consolidation among our competitors could result in a loss of sales and profitability and negatively impact our competitive position.
     In recent years, a number of our competitors have engaged in business combination transactions. We may see continued consolidation among communication equipment vendors and some of the transactions may be significant. These business combinations may result in our competitors becoming financially stronger and obtaining broader product portfolios than us. As a result, consolidation could increase the resources of our competitors and provide them with competitive advantages. In turn this could adversely impact our product sales and our profitability.
We may not successfully close strategic acquisitions and, if these acquisitions are completed, we may have difficulty integrating the acquired businesses with our existing operations.
     In the future, we may acquire companies and/or product lines that we believe are aligned with our strategic focus. The significant effort and management attention invested in a strategic acquisition may not result in a completed transaction.
     The impact of future acquisitions on our business, operating results and financial condition are not known at this time. In the case of businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. We may also acquire unanticipated liabilities. Also, we may not be able to retain key management and other critical employees after an acquisition. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.

If we seek to secure other financing we may not be able to obtain it on acceptable terms and, given the current market conditions, obtaining financing on any terms may not be possible.
     We believe our current cash and cash equivalents as well as future cash generated from operations provide adequate resources to fund ongoing operating requirements. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise new financing. In addition, if the cost of our strategic acquisition opportunities exceed our existing resources, we may be required to seek additional capital. If we determine it is necessary to seek other additional funding for any reason, we may not be able to obtain such funding or, if such funding is available, to obtain it on acceptable terms. This possibility is heightened by the recession and its effects on the credit market.
     If we are unable to obtain capital on commercially reasonable terms it could:
•	reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;
•	restrict our ability to introduce new products or exploit new business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.
The auction-rate securities we hold may be further impaired in the future and we are uncertain whether we will recover any of our losses.
     Through the end of fiscal 2009, we have recorded other-than-temporary impairment charges of $148.4 million, $18.4 million of which were recorded in fiscal 2009, on the $169.8 million par value of auction-rate securities we continue to hold. The estimated fair value of these securities could continue to decrease substantially unless a market develops for them, although we do not anticipate that happening in the foreseeable future. While we have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account related to their sale of auction-rate securities to us with a par value of approximately $138.0 million, it is uncertain whether we will recover any of our losses at this time. Additionally, we have made a claim in the Lehman Brothers bankruptcy proceeding with respect to the other auction-rate securities we hold. We are uncertain whether we will recover any of our losses associated with the securities sold to us by Merrill Lynch or Lehman Brothers at this time.
We may complete transactions, undertake restructuring initiatives or face other circumstances in the future that will result in restructuring or impairment charges.
     From time to time we have undertaken actions that have resulted in restructuring charges. We may take such actions in the future either in response to slowdowns or shifts in market demand for our products and services or in connection with other initiatives to improve our operating efficiency.
     In addition, if the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services or a downturn in our financial performance and/or future outlook, we may be required to take an impairment charge on such assets.
     Restructuring and impairment charges could have a negative impact on our results of operations and financial position.
The regulatory environment in which we and our customers operate is changing and those changes may impact our business.
     Although our business is not subject to substantial direct governmental regulation, the communications services provider industry in which our customers operate is subject to significant and changing federal and state regulation in the United States and in other countries. New regulatory changes could alter demand for our products and could adversely affect our business and results of operations.
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
     In October 2009, the FCC voted to begin developing regulations related to “Net Neutrality” (i.e., open Internet). While it is unclear whether Congress will, in fact, enact any legislation forbidding Internet service providers from restricting access to lawful sites, applications, and services, legislation on “Net Neutrality” may adversely impact our business. Many of our largest customers would be subject to the legislation, which may change how they operate their businesses.
     The regulatory environment for communication services providers is also changing in other countries. In many countries, regulators are considering whether service providers should be required to provide access to their networks by competitors. For example, this issue is currently being debated in Germany and Australia. As a result, the FTTX initiatives in these countries have been delayed, which has correspondingly delayed any potential sales by us related to these initiatives.
     Additional regulatory changes affecting the communications industry have occurred and are anticipated to occur in the future. For example, a European Union (“EU”) directive relating to the restriction of hazardous substances (“RoHS”) in electrical and electronic equipment and a directive relating to waste electrical and electronic equipment (“WEEE”) have been and are being implemented in EU member states. Among other things, the RoHS directive restricts the use of certain hazardous substances in the manufacture of electrical and electronic equipment and the WEEE directive requires producers of electrical goods to be responsible for the collection, recycling, treatment and disposal of these goods.
     In addition, a regulation regarding the registration, authorization and restriction of chemical substances in industrial products (“REACH”) became effective in the EU in 2007. Over time this regulation, among other items, may require us to substitute certain chemicals contained in our products with substances the EU considers less dangerous.
     Similar laws to RoHS and WEEE were passed in China in February 2006, as well as in South Korea in April 2007. The Chinese law became effective in March 2007. We understand governments in other countries are considering implementing similar laws or regulations. Our inability or failure to comply with the REACH, RoHS and WEEE directives, or similar laws and regulations that have been and may be implemented in other countries, could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, monetary penalties and other sanctions. Further, the evolution and frequent changes to the REACH, RoHS and WEEE directives make strict compliance particularly challenging and the ongoing costs associated with complying with these directives, or similar laws and regulations, may adversely affect our business and results of operation.
Conditions in global markets could adversely affect our operations.
     Our sales outside the United States accounted for 40.7%, 40.8% and 37.0% of our net sales in fiscal 2009, 2008 and 2007, respectively. We expect sales outside the United States to remain a significant percentage of net sales in the future. We conduct business in many countries around the world including the following: Australia, Austria, Belgium, Brazil, Chile, China, France, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.
     Due to our sales and other operations outside the United States, we are subject to the risks of conducting business globally. These risks include, among others:
•	local economic and market conditions;
•	political and economic instability;
•	unexpected changes in or impositions of legislative or regulatory requirements;
•	compliance with the Foreign Corrupt Practices Act and various laws in countries in which we are doing business;
•	fluctuations in foreign currency exchange rates which can be significant;
•	requirements to consult with or obtain the approval of works councils or other labor organizations to complete business initiatives;
•	tariffs and other barriers and restrictions;

•	risk of foreign government nationalizing our manufacturing operations;
•	foreign governments’ efforts to control their local currency and economies in general, resulting in difficulties in exchanging currency or transferring funds to and from such countries;
•	longer payment cycles;
•	difficulties enforcing intellectual property and contract rights;
•	greater difficulty in accounts receivable collection;
•	potentially adverse taxes and export and import requirements; and
•	the burdens of complying with a variety of non-U.S. laws and telecommunications standards.
     Our business is also subject to general geopolitical and environmental risks, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil, changes in diplomatic or trade relationships, natural disasters, pandemic illnesses and other possible disruptive events.
     Economic conditions in many of the markets outside the United States in which we do business represent significant risks to us. Instability in our non-U.S. markets, such as the Middle East, Asia and Latin America, could have a negative impact on our sales and business operations in these markets, and we cannot predict whether these unstable conditions will adversely affect our business and results of operations. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global initiatives against terror also may have negative effects on our business operations. In addition to the effect of global economic instability on sales to customers outside the United States, sales to United States customers could also be negatively impacted by these conditions.
We are subject to special risks relating to doing business in China.
     Our operations in China are subject to significant political, economic and legal uncertainties. Changes in laws and regulations or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could adversely affect our operations in China. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, there can be no assurance that the government will continue to pursue these policies, especially in the event of a change in leadership, social, political or economic disruption or other circumstances affecting China’s social, political and economic environment.
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
     We cannot predict whether we will prevail in any patent litigation brought against us by third-parties, or that we will be able to license any valid and infringed patents on commercially reasonable terms. Unfavorable resolution of such litigation may adversely affect our business, results of operations or financial condition. In addition, any of these claims, whether with or without merit, could result in costly litigation, divert our management’s time and attention, delay our product shipments or require us to enter into expensive royalty or licensing agreements.
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
     Our continuing initiatives to streamline operations as well as the challenging business environment in which we operate may cause uncertainty in our employee base about whether they will have future employment with us. This uncertainty may have an adverse effect on our ability to retain and attract key personnel and may adversely impact our internal control structure.
Compliance with internal control requirements is expensive and poses certain risks.
     We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Expansion of our business, particularly in international geographies, will necessitate ongoing changes to our internal control systems, processes and information systems. In addition, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain that, as our business changes, our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis.
     In the future, if we fail to maintain effective controls, or if our independent registered public accounting firm cannot attest to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and/or a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could adversely affect our operating results or cause us to fail to meet our reporting obligations.
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
     Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of components that are not easy to obtain, and often must be purchased in bulk to ensure favorable pricing. This is further complicated by parts that require long lead times, and the fact that we operate and sell, manufacture and warehouse products in many locations around the world. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated production requirements, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions and/or inventory write-downs, which could adversely affect our business and results of operations.
We may encounter difficulties obtaining raw materials and supplies needed to make our products, and the prices of these materials and supplies are subject to fluctuation.
     Our ability to manufacture our products is dependent upon the availability of certain raw materials and supplies. In some instances these materials or supplies may be available from only one or a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand for our products. The costs to obtain these raw materials and supplies are subject to price fluctuations, which may be substantial, because of global market demands. During fiscal 2009, we realized significant cost reductions in raw materials due, in part, to the softening of commodity markets. Looking to fiscal 2010, the current trends and the continued global macro-economic challenges, along with shifts in both supply and demand for commodities and other raw materials, indicate that the cost reductions seen in fiscal 2009 will not continue and that increases are likely to occur. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may adversely affect available supplies. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.
     Reduced availability and higher prices of raw materials and supplies as well as potential delays in obtaining these items may affect our business, operating results and financial condition adversely. We cannot guarantee that sufficient quantities or quality of raw materials and supplies will be as readily available in the future, that they will be available at acceptable prices, or how the prices at which we sell our products will be impacted by the prices at which we, or any contract manufacturers we utilize, obtain raw materials or supplies. Our ability to pass increases in the prices of raw materials and supplies along to our customers is uncertain. Delays in implementing price increases or a failure to achieve market acceptance of future price increases may adversely affect our results of operations. Further, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which may adversely affect our results of operations.
If our manufacturing operations suffer production or shipping delays or if we do not have sufficient manufacturing capabilities, we may experience difficulty in meeting customer demands.
     We internally produce or rely on contract manufacturers to produce a wide range of finished products as well as components used in our finished products at various locations around the world. We also periodically realign our manufacturing capacities among various manufacturing facilities in an effort to improve efficiencies and our competitive position. Disruption of our ability to produce or distribute from any of these facilities due to mechanical failures, fires, electrical outages, shipping interruptions, labor issues, natural disasters or other reasons could adversely impact our ability to produce our products in a cost-effective and timely manner. In addition, there are risks associated with actions we may take to realign manufacturing capacities among facilities such as: potential disruptions in production capacity necessary to meet customer demand; decreases in production quality; disruptions in the availability of raw materials and supplies; delays in the movement of necessary tools and equipment among facilities; and adequate personnel to meet production demands caused by planned production shifts. In the event of any of these disruptions, we could lose sales, incur increased operating costs and suffer customer relations problems, which may adversely affect our business and results of operations.

     In addition, it is possible from time to time that we may not have sufficient production capacity to meet customer demand whether through our internal facilities or through contract manufacturers we utilize. In such an event we may lose sales opportunities and suffer customer relations problems, which may adversely affect our business and results of operations.
If contract manufacturers that we rely on to produce a significant portion of our products or key components of products encounter production quality, financial or other difficulties, we may experience difficulty in meeting customer demands.
     We rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial or other difficulties, we may encounter difficulty in meeting customer demands. Any such difficulties could have an adverse effect on our business and financial results.
Our ability to operate our business and report financial results is dependent on maintaining effective information management systems.
     We rely on our information management systems to support critical business operations such as processing sales orders and invoicing, inventory control, purchasing and supply chain management, payroll and human resources, and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. In addition, when we acquire other companies we often take actions to migrate their information management systems to the systems we use. If we are unable to adequately maintain these systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that may adversely affect our business, internal controls over financial reporting, financial results, or our ability to report such results timely and accurately.
We are subject to risks associated with changes in commodity prices, interest rates, security prices, and foreign currency exchange rates.
     We face market risks from changes in certain commodity prices, security prices, foreign exchange rates and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We may reduce these risks through the use of derivative financial instruments. As of September 30, 2009, we had derivative transactions in place to minimize the financial impact from fluctuations in interest rates and foreign exchange rates.
     Interest rate exposure exists on our cash investments as interest income is negatively impacted when short-term interest rates decline. Additionally, we have exposure to increases in interest rates on our floating rate debt obligations. As of September 30, 2009, we minimized the exposure to rising interest rates on substantially all of our floating rate debt obligations through an interest rate swap which fixed the rate on our $200.0 million convertible bond maturing in 2013.
     We have exposure to foreign denominated revenues and operating expenses through our operations in various countries. Our largest exposure is to the Mexican peso. As of September 30, 2009, we mitigated a certain portion of exposure to Mexican peso operating expenses throughout fiscal 2010 through forward contracts and costless collars. The forward contracts enable us to purchase Mexican pesos at specified rates and the collars establish a cap and a floor on the price at which we purchase pesos.
We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, Brazilian real, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, Singapore dollar and South African rand.
We may encounter litigation that has a material impact on our business.
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time.
     As of September 30, 2009, we had recorded approximately $6.6 million in loss reserves for certain of these matters. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved by us and may adversely affect our business, results of operations or financial condition.

Risks Related to Our Common Stock
Our stock price has been volatile historically and may continue to be volatile.
     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, purchases or sales of our stock by significant investors, the operating and stock price performance of other companies that investors may deem comparable to us, and new reports relating to our customers, trends in our markets or general economic conditions.
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
     We own our approximately 500,000 sq. ft. corporate headquarters facility, which is located in Eden Prairie, Minnesota. During 2005, we entered into a lease agreement with Wells Fargo Bank, N.A. to lease approximately 112,000 square feet of this facility. The remaining lease term is approximately six years.
     In addition to our headquarters facility, our principal facilities as of September 30, 2009, consisted of the following:
•	Shakopee, Minnesota — approximately 370,000 sq. ft., owned; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;
•	Marietta, Georgia — approximately 86,000 sq. ft., leased; administration and operations facility used for our professional services business;

•	San Jose, California — approximately 80,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our network solutions group;
•	Juarez and Delicias, Mexico — approximately 327,000 sq. ft. and 139,000 sq. ft., respectively, owned; manufacturing facilities; each facility used for our global connectivity products;
•	Berlin, Germany — approximately 377,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;
•	Sidney, Nebraska — approximately 376,000 sq. ft., owned; manufacturing facility used for our global connectivity products;
•	Brno, Czech Republic — approximately 123,000 sq. ft., leased; manufacturing facility used for our global connectivity products;
•	Berkeley Vale, Australia — approximately 99,000 sq. ft., owned; general purpose facility for engineering, manufacturing and general support of our global connectivity products;
•	Bangalore, India — approximately 44,000 sq. ft., owned; manufacturing facility used for our global connectivity products; and a second site in Bangalore, approximately 69,000 sq. ft., leased; general purpose facilities for engineering, sales, finance, information technology and other shared service support functions;
•	Santa Teresa, New Mexico — approximately 334,000 sq. ft., leased; global warehouse and distribution center facility with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations;
•	Shanghai, China — approximately 59,000 sq. ft., leased; manufacturing site used for our global connectivity products; and a second facility in Shanghai, approximately 37,000 sq. ft., leased; facility for engineering, manufacturing and product management;
•	Hangzhou, China — approximately 36,000 sq. ft., leased; manufacturing site used for our global connectivity products; and
•	Shenzhen, China — approximately 149,000 sq. ft., leased; and a second facility in Shenzhen, approximately 112,000 sq. ft., leased; both manufacturing sites used for our global connectivity products; and an additional facility in Shenzhen, approximately 17,000 sq. ft., leased; used for engineering and operations of our network solutions group.
     We also own or lease approximately 80 other facilities in the following locations: Australia, Austria, Belgium, Brazil, Chile, China, France, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, the United Kingdom, the United States, Venezuela and Vietnam.
     We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. On September 30, 2009, we maintained approximately 3.6 million square feet of active space (1.9 million square feet leased and 1.7 million square feet owned), and have irrevocable commitments for an additional 0.4 million square feet of inactive space, totaling approximately 4.0 million square feet of space at locations around the world. In comparison, at the end of fiscal 2008, we had 4.0 million square feet of active space, and irrevocable commitments for 0.4 million square feet of inactive space, totaling approximately 4.4 million square feet of space at locations around the world.

Item 3.	LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of September 30, 2009, we had recorded approximately $6.6 million in loss reserves for certain of these matters. Based on the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     On August 17, 2009, we met with representatives from the Office of the Inspector General of the United States where we disclosed a potential breach of the country of origin requirements for certain products sold under a supply agreement with the federal government’s General Services Administration. We self-reported this potential breach as a precautionary matter and it is unclear at this time whether any penalties will be imposed. Following the meeting, we provided the Office of the Inspector General with additional documentation related to this matter. We expect a further response from the Office of the Inspector General following its review of this information. At this time we do not believe the ultimate resolution of this matter will have a material adverse impact on our business, results of operations or financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $0.20 par value, is traded on The NASDAQ Global Select Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended September 30, 2009 and October 31, 2008, as reported on that market.

	2009		2008
	High	Low	High	Low
First Quarter	$7.20	$4.28	$19.10	$12.63
Second Quarter	7.52	2.47	14.84	11.59
Third Quarter	8.85	6.25	17.45	9.21
Fourth Quarter	9.78	6.90	10.94	4.13
     As of November 17, 2009, there were 6,021 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.
Comparative Stock Performance
     The table below compares the cumulative total shareowner return on our common stock for the last five fiscal years with the cumulative total return on the S&P Midcap 400 Index and the S&P 400 Communications Equipment Index. This graph assumes a $100 investment in each of ADC, the S&P Midcap 400 Index and the S&P 400 Communications Equipment Index at the close of trading on October 31, 2004, and also assumes the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ADC Telecommunications, Inc., The S&P Midcap 400 Index
And the S&P 400 Communications Equipment Index

*	$100 invested on 10/31/04 in stock & index-including reinvestment of dividends. Fiscal years ending October 31 for 2005 through 2008 and ending September 30 for 2009.
Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2004	2005	2006	2007	2008	2009
ADC	$100.00	115.95	95.08	124.25	42.13	55.42
S&P Midcap 400 Index	$100.00	116.21	133.44	156.16	99.21	122.82
S&P 400 Communications Equipment Index	$100.00	96.07	108.73	126.31	70.98	123.05

Item 6.	SELECTED FINANCIAL DATA
     The following table presents selected financial data. The data included in the following table has been restated to exclude the assets, liabilities and results of operations of certain businesses that have met the criteria for treatment as discontinued operations. The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this report. Due to the change in our fiscal year end, fiscal 2009 lasted only 11 months.
FIVE-YEAR FINANCIAL SUMMARY
Years ended

	September 30,	October 31,	October 31,	October 31,	October 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)
Income Statement Data from Continuing Operations
Net sales	$996.7	$1,456.4	$1,276.7	$1,231.9	$1,072.4
Gross profit	329.8	489.3	442.6	406.3	417.0
Research and development expense	65.3	83.5	69.6	70.9	70.3
Selling and administration expense	246.2	328.9	287.2	269.6	254.2
Operating income (loss)	(430.8)	61.7	78.0	45.2	82.9
Income (loss) before income taxes	(468.8)	(38.2)	126.8	55.6	103.2
Provision (benefit) for income taxes	(3.1)	6.2	3.3	(37.7)	7.2
Income (loss) from continuing operations	(465.7)	(44.4)	123.5	93.3	96.0
Earnings (loss) per diluted share from continuing operations	(4.78)	(0.38)	1.04	0.79	0.80
Balance Sheet Data
Current assets	900.2	1,077.4	1,008.2	942.7	854.8
Current liabilities	236.0	278.0	474.1	263.9	288.8
Total assets	1,343.6	1,921.0	1,764.8	1,611.4	1,537.2
Long-term notes payable	651.0	650.7	200.6	400.0	400.0
Total long-term obligations	751.4	728.8	283.1	474.0	474.5
Shareowners’ investment	356.2	914.2	1,007.6	873.5	773.9

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     We sell our products and services and report financial results for the following three operating segments:
•	Our Connectivity business segment designs, manufactures and sells products that generally provide the physical interconnections between network components or access points into networks. These products are used in fiber-optic, copper (twisted pair), coaxial, wireless and broadband communications networks. This operating segment’s net sales in fiscal 2009 were $787.1 million, representing 79.0% of our total net sales. Our acquisition of Century Man in fiscal 2008 was integrated into this segment.
•	Our Network Solutions business segment designs, manufactures, sells, installs and services products that help improve the coverage and capacity of wireless networks in buildings and remote areas where these networks may not work properly. This operating segment’s net sales in fiscal 2009 were $73.3 million, representing 7.3% of our total net sales. Our acquisition of LGC in fiscal 2008 was integrated into this segment.
•	Our Professional Services business segment plans and deploys communications networks through the provisioning of integration services for our customers. We also sell many of our products to customers who utilize our professional services. This operating segment’s net sales in fiscal 2009 were $136.3 million, representing 13.7% of our total net sales.

     We evaluate many financial, operational, and other metrics to evaluate both our financial condition and our financial performance. The results discussed below are for the 11 months ended September 30, 2009 compared to the 12 months ended October 31, 2008. Below we highlight the results of those financial metrics that we feel are most important in these evaluations:
•	Net Sales were approximately $1.0 Billion: Our net sales were approximately $1.0 billion in fiscal 2009, down 31.6% compared to net sales of approximately $1.5 billion in fiscal 2008. Net sales decreased 31.7% in our Connectivity business segment, 40.4% in our Network Solutions business segment and 24.9% in our Professional Services business segment.
•	Gross Margins were 33.1% : Despite substantially lower net sales, gross margins were 33.1% for fiscal 2009 compared to 33.6% for fiscal 2008.
•	Operating Loss of $430.8 Million: We incurred an operating loss of $430.8 million in fiscal 2009, compared to operating income of $61.7 million in fiscal 2008. Operating margin was (43.2)% of net sales in fiscal 2009, compared to 4.2% of net sales in fiscal 2008. The loss from continuing operations in fiscal 2009 was primarily due to impairment charges of $413.9 million related to goodwill and other long-lived assets.
•	Loss from Continuing Operations of $465.7 Million, or $4.78 per Share: We incurred a loss from continuing operations of $465.7 million, or $4.78 per diluted common share, in fiscal 2009, compared to a loss from continuing operations of $44.4 million, or $0.38 per diluted common share, in fiscal 2008. The loss from continuing operations in fiscal 2009 was primarily due to impairment charges of $413.9 million related to goodwill and other long-lived assets.
•	Operating Cash Flow of $86.0 Million: We generated operating cash flow from continuing operations of $86.0 million in fiscal 2009, compared to $173.9 million in fiscal 2008.
•	Cash and Cash Equivalents of $535.5 Million: As of September 30, 2009 our cash and cash equivalents totaled $535.5 million, which represented a decrease of $95.9 million compared to $631.4 million as of October 31, 2008. The decrease in our cash and cash equivalents was primarily driven by the $94.1 million repurchase of our common stock in the first quarter of fiscal 2009.
     We accomplished a number of key initiatives in fiscal 2009 and also faced significant challenges relative to our business.
Accomplishments
•	We maintained our gross margins near fiscal 2008 levels despite significantly lower revenues, increased pricing pressure, and a changing mix of products and services during fiscal 2009. We accomplished this through our continued implementation of initiatives to reduce operating expenses while working to better align our business with changing macro-economic and market conditions.
•	During fiscal 2009, we introduced several new products that we believe will help us to address our strategic focus areas of fiber-based and wireless-based networks. These products include newly released OmniReach® FTTN Solutions, our OmniReach® Rapid Fiber System, FlexWave™ Prism, and our ClearGain® Ground-Mounted Amplifiers.
•	We saw significant revenue growth in the China market despite the global recession. During our 11-month fiscal 2009, our revenues in China increased 74.7% as compared to fiscal 2008. While this success is mainly attributable to certain Chinese government sponsored economic stimulus efforts, it highlights our ability to compete in the Chinese market.
•	We ended fiscal 2009 with $535.5 million in cash and generated operating cash flow from continuing operations of $86.0 million. Our cash position remained strong despite a very difficult business environment.
Challenges
•	The downturn in global macro-economic conditions began to impact our business in late fiscal 2008 and is ongoing. While the severity of the downturn, its length, and its impact on our customers, vendors, and competitors cannot be predicted, our management team continues to monitor the business and market environment very closely.

•	The rapid technological changes within our industry will continue to challenge us going forward. Developing new technologies and bringing them to market in an expeditious manner will be critical to our future growth. We intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances within spaces closely adjacent to our core businesses.
•	Our ongoing initiatives to streamline our global operations and reduce our costs are designed to improve our financial results without compromising our operational performance. During the past year, we announced initiatives intended to better align our business with macro-economic and market conditions and enable us to meet the needs of our global customer base more efficiently and effectively. Among other items, these initiatives included reductions in force that impacted all regions of the world where we operate as well as each of our business units, our sales and marketing staff and our general administrative and support functions. They also included consolidating certain activities into fewer locations around the world, many of these in low cost locations, and in some locations transitioning certain activities to third party providers. The planning and implementation of these significant changes to our workforce and operations, which are planned to continue through fiscal 2010, require significant time and attention by many of our employees, including our management personnel.
     In order to continue to improve our financial and operational performance and to address the challenges of our industry, we believe we must focus on the following key priorities:
•	We will continue our internal initiatives to increase our operational efficiency, improve our financial performance and achieve our goal of becoming a cost leader within the industry.
•	We will continue to seek business growth in product areas and geographies we consider to be of high strategic importance. These product areas include fiber for central offices, FTTX products and wireless coverage and capacity solutions. The geographies include developing markets like China and India where we expect spending by our customers to increase most significantly in the long-term.
•	We will continue to focus our sales and marketing activities on selling more of our current portfolio and new products to existing customers and introducing our products to new customers. In addition, we are looking for ways to better leverage our use of indirect sales channels.
•	We will continue to focus on offering our customers price competitive solutions with high functionality and quality as well as world-class customer support.

Results of Operations
     The results discussed below are for the 11 months ended September 30, 2009 compared to 12 months ended October 31, 2008 and October 31, 2007, as a result of our fiscal year end change. Fiscal 2009 was therefore an 11 month year and many differences in the reported results between fiscal 2009 and fiscal 2008 are directly impacted by the one month difference. We believe that our variance explanations, which in many cases discuss the significant impact of the general downturn in the global economy, would not be significantly different than if we were comparing two 12 month periods for fiscal 2009 and fiscal 2008. The following table shows the percentage change in net sales and expense items from continuing operations for the three fiscal years ended September 30, 2009 and October 31, 2008 and 2007:

				Percentage
				Increase (Decrease)
				Between Periods
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
			(In millions)
Net sales	$996.7	$1,456.4	$1,276.7	(31.6)%	14.1%
Cost of sales	666.9	967.1	834.1	(31.0)	15.9
Gross profit	329.8	489.3	442.6	(32.6)	10.6
Gross margin	33.1%	33.6%	34.7%
Operating expenses:
Research and development	65.3	83.5	69.6	(21.8)	20.0
Selling and administration	246.2	328.9	287.2	(25.1)	14.5
Impairment charges	414.9	4.1	2.3	—	78.3
Restructuring charges	34.2	11.1	5.5	208.1	101.8

Total operating expenses	760.6	427.6	364.6	77.9	17.3

Operating income (loss)	(430.8)	61.7	78.0	(798.2)	(20.9)
Operating margin	(43.2)%	4.2%	6.1%
Other income (expense), net:
Interest income (expense), net	(17.4)	2.8	17.0	(721.4)	(83.5)
Other, net	(20.6)	(102.7)	31.8	79.9	(423.0)

Income (loss) before income taxes	(468.8)	(38.2)	126.8	—	(130.1)
Provision (benefit) for income taxes	(3.1)	6.2	3.3	(150.0)	87.9

Income (loss) from continuing operations	$(465.7)	$(44.4)	$123.5	(948.9)%	(136.0)%

     The table below sets forth our net sales from continuing operations for fiscal 2009, 2008 and 2007 for each of our three reportable segments described in Item 1 of this report.

				Percentage
				Increase (Decrease)
	Net Sales			Between Periods
Reportable Segment	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
			(In millions)
Connectivity	$787.1	$1,151.8	$1,071.8	(31.7)%	7.5%
Network Solutions
Product	56.6	98.8	40.8	(42.7)	142.2
Service	16.7	24.2	—	(31.0)	100.0

Total Network Solutions	73.3	123.0	40.8	(40.4)	201.5
Professional Services
Product	35.7	49.1	57.6	(27.3)	(14.8)
Service	100.6	132.5	106.5	(24.1)	24.4

Total Professional Services	136.3	181.6	164.1	(24.9)	10.7

Total Net Sales	$996.7	$1,456.4	$1,276.7	(31.6)%	14.1%

Net Sales
Fiscal 2009 vs. Fiscal 2008
     The results discussed are for the 11 months ended September 30, 2009 compared to 12 months ended October 31, 2008 and October 31, 2007. Our net sales decrease for fiscal 2009 as compared to fiscal 2008 was driven by significant sales declines in all reporting segments and our shortened 2009 fiscal year. These decreases are due primarily to the general downturn of the global economy, which extended across the majority of the geographic markets we served during fiscal 2009. Geographically, we experienced particular weakness in the Europe, Middle East, Africa (“EMEA”) region and Latin America, partially offset by relative strength in China.
     International sales comprised 40.7% and 40.8% of our net sales in fiscal 2009 and fiscal 2008, respectively. As a result of significant international sales, our net sales have been negatively impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. In recent months the dollar has begun to weaken against other currencies. Changes in foreign currency exchange rates reduced sales in fiscal 2009 by approximately $34.0 million as compared to fiscal 2008.
     Our Connectivity products’ net sales decrease in fiscal 2009 as compared to fiscal 2008 was due to a decrease in customer spending driven by the current economic environment. Fiscal 2009 included Century Man sales of $66.7 million compared to $30.2 million in fiscal 2008. This increase was due to the inclusion of Century Man in our results for all of fiscal 2009 as well as increased demand largely due to the Chinese government economic stimulus package and the issuance of 3G wireless licenses in China.
     Our Network Solutions net sales decrease in fiscal 2009 as compared to fiscal 2008 was driven, in part, by our decision to discontinue certain outdoor wireless product lines in the fourth quarter of fiscal 2008. The decrease in net sales was also the result of significant declines in sales outside of North America as a result of the global recession.
     Our Professional Services net sales decrease in fiscal 2009 as compared to fiscal 2008 was due to decreased spending from a key customer.
Fiscal 2008 vs. Fiscal 2007
     Our net sales growth for fiscal 2008 as compared to fiscal 2007 was primarily driven by our acquisitions and the impact of foreign currency fluctuations versus the U.S. dollar. International net sales were 40.8% and 37.0% of our net sales in fiscal 2008 and fiscal 2007, respectively.
     Our Connectivity products’ net sales growth in fiscal 2008 as compared to fiscal 2007 was primarily the result of higher sales of global fiber connectivity solutions as customers worldwide built and deployed fiber network solutions to increase network speed and capacity, as well as an increase in copper connectivity sales in emerging markets. Fiscal 2008 included sales of $30.2 million as a result of the Century Man acquisition that closed during January 2008.
     Our Network Solutions net sales growth in fiscal 2008 as compared to fiscal 2007 was primarily due to the acquisition of LGC, a provider of in-building wireless solution products. The favorable impact of LGC was partially offset by decreasing revenues in outdoor wireless product revenues due to a transition to next generation products and a decrease in demand from a key customer. Fiscal 2008 included sales of $97.6 million as a result of the LGC acquisition, which closed during December 2007. Sales of outdoor, in-building and other wireless products are project based, and since we have a relatively concentrated customer base, our sales fluctuate based upon the number of projects we obtain and the timing of customer implementations of such projects.
     Our Professional Services net sales growth in fiscal 2008 as compared to fiscal 2007 was due to increased demand in the U.S. from a key customer.
Gross Profit
Fiscal 2009 vs. Fiscal 2008
     Gross profit percentages were 33.1% and 33.6% during fiscal 2009 and fiscal 2008, respectively. The decrease in gross profit was driven primarily by a decrease in sales volumes due to the global recession, partially offset by our cost reduction initiatives.
     If sales volumes, product mix, pricing or other significant factors that impact our gross profits continue to be affected by the economic downturn, our gross profits could be adversely affected. As a result of these and other factors, our future gross profit rate is difficult to predict and could fluctuate significantly.
     To improve our gross profit percentages and our income from continuing operations, we have taken and will continue to take steps to gain operational efficiencies and lower our cost structure, mainly through our cost reduction initiatives. We believe these steps are necessary if we are to sustain and improve our operating performance given our highly competitive industry. In taking these steps, we may incur significant restructuring and impairment charges that can temporarily increase our expenses. Further, the timing and actual amount of future benefit we may realize from incurring such charges can be difficult to predict and accurately measure.
Fiscal 2008 vs. Fiscal 2007
     Gross profit percentages were 33.6% and 34.7% during fiscal 2008 and fiscal 2007, respectively. Our 2008 gross profit results included a $10.8 million charge associated with the discontinuance of certain outdoor wireless product families and an additional $3.2 million charge due to a change in the estimate made in fiscal 2007 related to the exit of our automated copper cross-connect (“ACX”) product line. Our fiscal 2007 gross profit results included an $8.9 million charge due to the exit activities associated with our ACX product line. Excluding these items, our gross profit decrease primarily was due to higher raw materials and transportation costs, pricing pressure and negative sales mix, partially offset by cost reductions associated with our cost reduction initiatives. Our future gross margin rate is difficult to predict accurately as the mix of products we sell can vary substantially.
Operating Expenses
Fiscal 2009 vs. Fiscal 2008
     The results discussed are for the 11 months ended September 30, 2009 compared to 12 months ended October 31, 2008 and October 31, 2007. Total operating expenses for fiscal 2009 and fiscal 2008 represented 76.3% and 29.4% of net sales, respectively. Our fiscal 2009 operating results included a $413.9 million impairment of goodwill and intangible assets. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for fiscal 2009 and fiscal 2008 represented 6.6% and 5.7% of net sales, respectively. The increase as a percent of sales is due to lower sales volumes. Research and development expenses decreased to $65.3 million in fiscal 2009 compared to $83.5 million in fiscal 2008, which was a result of our cost reduction initiatives. The fiscal 2008 increase was due to the addition of research and development activities related to our acquisition of LGC. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percent of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expenses for fiscal 2009 and fiscal 2008 represented 24.7% and 22.6% of net sales, respectively. This increase as a percent of sales is due to lower sales volumes. Selling and administration expenses decreased to $246.2 million in fiscal 2009 compared to $328.9 million in fiscal 2008. This decrease was primarily due to our cost reduction initiatives, which included workforce reductions and significant decreases in discretionary spending, as well as a decrease in incentives and acquisition amortization.
Restructuring charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2009 we expanded our restructuring efforts globally and continued to execute on our efforts to streamline our operations primarily through reductions in headcount. During fiscal 2009 and 2008, we terminated the employment of approximately 750 and 550 employees, respectively, through reductions in force. At the end of fiscal 2009, we were still in the process of finalizing certain aspects of our restructuring efforts for fiscal 2010. We have accrued costs for efforts that are probable of occurring and for which the cost can be reasonably estimated. Accordingly, in fiscal 2009, we recorded $33.1 million of severance charges of which $12.8 million relates to certain components of our restructuring efforts which were considered probable and estimable and are expected to take place during fiscal 2010. As our fiscal 2010 restructuring efforts are finalized, we expect to record an additional severance charge of approximately $8.1 million for these efforts, most likely in the first or second quarter of fiscal 2010. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2009 and 2008, we incurred charges of $1.1 million and $0.7 million, respectively, due to our decision to close unproductive and excess facilities and because of the continued softening of real estate markets, which resulted in lower sublease income.
     Impairments: Goodwill is tested for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. Our three operating segments, Connectivity, Network Solutions and Professional Services are considered the reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
     During the first quarter of fiscal 2009, due to the global recession and related adverse business conditions that resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.2 million, which nearly eliminated the entire carrying value of goodwill. We finalized this analysis in our second quarter of fiscal 2009 and recognized an additional goodwill impairment charge of $0.4 million eliminating all of our remaining goodwill.
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $47.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
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
     Restructuring and impairment charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2008 and 2007, we terminated the employment of approximately 550 and 200 employees, respectively, through reductions in force. The restructuring costs associated with notifications and terminations occurring in early fiscal 2009 were known in October 2008 and thus taken in fiscal 2008. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2008 and 2007, we incurred charges of $0.7 million and $0.8 million, respectively, due to our decision to close unproductive and excess facilities as well as the continued softening of real estate markets, which resulted in lower sublease income.
     In fiscal 2008, we recorded impairment charges of $4.1 million related primarily to the write-off of certain intangible assets associated with the exit of some of our outdoor wireless product lines. In fiscal 2007, we recorded impairment charges of $2.3 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line and a commercial property in Germany formerly used by our services business.

Other Income (Expense), Net
     Other income (expense), net for fiscal 2009, 2008 and 2007 was ($38.0) million, ($99.9) million and $48.8 million, respectively. The following provides details for the respective periods:

	2009	2008	2007
		(In millions)
Interest income on investments	$8.4	$31.0	$33.3
Interest expense on borrowings	(25.8)	(28.2)	(16.3)

Interest income (expense), net	(17.4)	2.8	17.0

Foreign exchange income (loss)	(1.0)	(1.8)	5.9
Gain on investments	—	—	57.5
Write-down of available-for-sale securities	(18.4)	(100.6)	(29.4)
Write-down of cost method investment	(3.0)	—	—
Gain (loss) on sale of fixed assets	0.9	(0.5)	(0.7)
Other	0.9	0.2	(1.5)

Subtotal	(20.6)	(102.7)	31.8

Total other income (expense), net	$(38.0)	$(99.9)	$48.8

     During fiscal 2009, 2008 and 2007, we recorded impairment charges of $18.4 million, $100.6 million and $29.4 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of September 30, 2009, we held auction-rate securities with a fair value of $24.3 million and an original par value of $169.8 million. Given the current state of the credit markets, when we prepare our quarterly financial results we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value.
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
     The change in net interest income (loss) from fiscal 2007 through fiscal 2009 was predominately due to significantly lower interest income rates on cash investments.
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
Discontinued Operations
APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. This business was previously included in our Professional Services segment. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, subject to a customary working capital adjustment. During the fourth quarter of fiscal 2009, we recorded an additional loss on the sale of $0.6 million as a result of a working capital adjustment, resulting in a total loss on sale of $5.2 million which included $0.7 million related to the write-off of the currency translation adjustment. We anticipate payment of the working capital adjustment in the first quarter of fiscal 2010.
APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded an additional loss of $4.7 million in fiscal 2007 due to subsequent working capital adjustments and additional expenses related to the finalization of the sale, resulting in a total loss on sale of $27.3 million.
Share-Based Compensation
     Share-based compensation recognized for fiscal 2009, 2008 and 2007 was $10.6 million, $17.2 million and $10.5 million, respectively. The share-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related share-based awards, except for performance-based awards. Share-based compensation expense related to performance-based awards is recognized only when it is probable that the awards will vest. Once this determination is made, the expense related to prior periods is recognized in the current period and the remaining expense is recognized ratably over the remaining vesting period. Thus, expense related to such awards can fluctuate significantly.
Income Taxes
     Note 10 to the Consolidated Financial Statements in Item 8 of this report describes the items which have impacted our effective income tax rate for fiscal 2009, 2008 and 2007.
     In fiscal 2009, we recorded a net income tax benefit totaling $3.1 million. This tax benefit primarily relates to the reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities results from the goodwill impairment charge discussed in Note 7 to the financial statements.
     In fiscal 2008, we recorded a net income tax provision totaling $6.2 million. This provision is primarily attributable to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from our acquisition of KRONE. This provision also includes a $3.4 million charge related to the establishment of additional valuation allowance on our U.S. deferred tax assets.
     In fiscal 2007, we recorded a net income tax provision totaling $3.3 million. This provision is primarily attributable to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from our acquisition of KRONE. This provision was offset by a $6.0 million tax benefit related to the partial release of the valuation allowance on our U.S. deferred tax assets.

Income (Loss) from Continuing Operations
     During fiscal 2009 we had a loss from continuing operations of $465.7 million compared to a $44.4 million loss in fiscal 2008. The fiscal 2009 results were mainly attributable to a $413.9 million impairment of goodwill and other long-lived assets. The fiscal 2009 results include other-than-temporary impairment charges on auction-rate securities of $18.4 million compared to $100.6 million in fiscal 2008. The fiscal 2009 decline in operating results was largely due to impairment charges and the general downturn of the global economy.
     During fiscal 2008 we had a loss from continuing operations of $44.4 million compared to income of $123.5 million in fiscal 2007. The fiscal 2008 results were attributable to a $100.6 million other-than-temporary impairment charge related to our auction-rate securities, slightly lower gross margins, and an increase in restructuring and impairment charges. In addition, we recorded a $57.1 million gain from the sale of BigBand stock in fiscal 2007 with no comparable gain in fiscal 2008. In fiscal 2007, we recorded a $29.4 million other-than-temporary impairment charge related to auction-rate securities.
Segment Disclosures
     Specific financial information regarding each of our three reportable segments is provided in the following table:

	For the Years Ended
	October 31,
	2009	2008	2007
		(In millions)
Connectivity
Operating income	$50.9	$117.2	$105.9
Depreciation and amortization	57.3	64.6	60.8
Network Solutions
Operating loss	$(36.6)	$(41.1)	$(15.8)
Depreciation and amortization	5.7	14.2	3.4
Professional Services
Operating income	$4.0	$0.8	$5.7
Depreciation and amortization	3.4	3.5	3.8
Fiscal 2009 vs. Fiscal 2008
     In the Connectivity segment, operating income decreased as compared to fiscal 2008 primarily due to the general downturn in the global economy. Network Solutions generated a smaller loss in fiscal 2009 as compared to fiscal 2008 due to lower acquisition related amortization expense. The Professional Services segment’s operating income increased primarily due to efficiencies generated through restructuring initiatives and process improvements.
     Depreciation and amortization expense was relatively flat for our Connectivity and Professional Services segments, but decreased for our Network Solutions segment largely because fiscal 2008 included $9.4 million of amortization expense related to acquired intangibles from LGC compared to $2.2 million in fiscal 2009.
Fiscal 2008 vs. Fiscal 2007
     In the Connectivity segment, operating income increased in fiscal 2008 compared to fiscal 2007 primarily due to increases in sales of our global fiber connectivity solutions and copper connectivity sales in emerging markets. Network Solutions’ operating loss increased due to declining revenue in outdoor wireless and wireline products. In addition, fiscal 2008 included $9.4 million of amortization expense related to our LGC acquisition with no comparable expense in fiscal 2007. The Professional Services segment’s operating income decreased due to a changing mix of services provided.
     Depreciation and amortization expense was relatively flat for our Connectivity and Professional Services segments and increased for our Network Solutions segment due to the $9.4 million of amortization expense in fiscal 2008 related to acquired intangibles from LGC.

Liquidity and Capital Resources
Liquidity
     Cash and cash equivalents were $535.5 million at September 30, 2009, a decrease of $95.9 million compared to $631.4 million as of October 31, 2008. This decrease was primarily driven by $94.1 million of stock repurchases, $51.4 million of long-term investment purchases and $32.0 million of capital expenditures, partially offset by cash generated from operations.
     During the second quarter of fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Company (“FDIC”). This investment is classified on the balance sheet as long-term available-for-sale securities as its contractual maturity is December 1, 2010.
     Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. As of September 30, 2009, we held auction-rate securities with a fair value of $24.3 million and an original par value of $169.8 million, which are classified as long-term. We may not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss.
     We have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. We presently expect our arbitration hearing to take place during June 2010. Lehman Brothers sold us all other auction-rate-securities that we hold. We have made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities. We are uncertain whether we will recover any of our losses associated with the securities sold to us by Merrill Lynch or Lehman Brothers at this time.
     Restricted cash balances that are pledged primarily as collateral for letters of credit, derivative credit obligations and lease obligations affect our liquidity. As of September 30, 2009, we had restricted cash of $25.0 million compared to $15.3 million as of October 31, 2008, an increase of $9.7 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued. The increase is a result of the pledging of $13.2 million of cash collateral relating to our interest rate swap (described below). This collateral amount pledged could vary significantly as it fluctuates with forward LIBOR.
Operating Activities
     Net cash provided by operating activities from continuing operations for fiscal 2009 was $86.0 million. This positive cash flow was primarily driven by results from continuing operations after adjustments for certain non-cash items, including the $413.9 million goodwill and intangible impairment recorded in the first quarter of fiscal 2009, partially offset by cash used for working capital. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for fiscal 2008 totaled $173.9 million. This positive cash flow was primarily driven by results from continuing operations after adjustments for certain non-cash items, including the $100.6 million impairment loss on available-for-sale securities, partially offset by cash used for working capital.
     Net cash provided by operating activities from continuing operations for fiscal 2007 totaled $161.8 million. This positive cash flow was primarily driven by results from continuing operations and adjustments for certain non-cash items, including the $29.4 million impairment loss on available-for-sale securities and the $57.5 million gain on the sale of our positions in BigBand and Redback.
Investing Activities
     Investing activities from continuing operations used $87.9 million of cash during fiscal 2009. Cash used by investing activities included $51.4 million of purchases of long-term investments, $32.0 million of property, patent and equipment additions and an increase in restricted cash of $9.1 million, partially offset by $5.3 million of proceeds from the disposal of property and equipment. Proceeds from the disposal of property primarily reflect the sale of our Cheltenham U.K. facility, for which we received $4.3 million of cash proceeds during the first quarter of fiscal 2009.

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
Financing Activities
     Financing activities used $96.8 million of cash during fiscal 2009, of which $94.1 million was due to common stock repurchases. Financing activities provided $163.8 million and $4.8 million of cash during fiscal 2008 and fiscal 2007, respectively. The increase in fiscal 2008 was due to the issuance of $450.0 million of convertible debt discussed in Note 8 to the financial statements, less payments for the financing costs associated with this debt, the $200.0 million payment of our 2008 convertible notes and payments made on LGC and Century Man debt. Fiscal 2008 also included the repurchase of 6.4 million shares of common stock for $56.5 million under our share repurchase program.
Outstanding Debt and Credit Facility
     As of September 30, 2009, we had outstanding $650.0 million of convertible unsecured subordinated notes, consisting of:

	September 30,	Conversion
	2009	Price
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$28.091
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	27.00
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	28.55

Total convertible subordinated notes	$650.0

     See Note 8 to the Consolidated Financial Statements in Item 8 of this report for more information on these notes.
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
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in fiscal 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. As of September 30, 2009, we pledged $13.2 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.

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
Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash and cash equivalents. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.
     Auction-rate securities accounted for $24.3 million of our $75.4 million in available-for-sale securities as of September 30, 2009. Current capital market conditions have significantly reduced our ability to liquidate our auction-rate securities. However, we do not believe we need these investments in order to meet the cash needs of our present operating plans. The remaining $51.1 million of our available-for-sale securities represents highly liquid notes backed by a guarantee from the FDIC.
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
     On October 30, 2009, we completed the sale of our copper-based RF signal management product line to ATX Networks, Corp. (“ATX”). This sale supports our ongoing effort to compete more effectively in our areas of strategic focus, which include enhancing our core fiber technology for the Multiple System Operators market. ATX paid us $17.0 million in cash for the assets of the business other than trade receivables outstanding as of October 30th, which we retained. ATX placed $1.0 million of the purchase price into a third-party escrow account for 18 months to cover any indemnity claims made by ATX under the purchase agreement. We have identified net assets, primarily consisting of inventory, having a book value of approximately $1.0 million related to the sale of this product line, primarily comprised of finished goods and inventory in progress. ATX also assumed future product warranty liabilities of the business for product sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. In connection with the transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We expect to record a gain of $16.0 in connection with the transaction.

Contractual Obligations and Commercial Commitments
     The following table summarizes our commitments to make long-term debt and lease payments and certain other contractual obligations as of September 30, 2009:

	Payments Due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations(1)	$806.4	$25.0	$49.7	$249.7	$482.0
Capital Lease Obligations	0.3	0.3	—	—	—
Operating Lease Obligations	79.0	18.2	25.3	17.5	18.0
Purchase Obligations(2)	13.9	8.1	5.8	—	—
Other Long-Term Liabilities	6.7	3.3	2.1	1.3	—
Pension Obligations	67.9	4.1	8.3	8.5	47.0

Total	$974.2	$59.0	$91.2	$277.0	$547.0

(1)	Includes interest on our $450.0 million of fixed rate debt of 3.5% and interest on our $200.0 million of variable rate debt of 4.375%.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.
Application of Critical Accounting Policies and Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in Item 8 of this report describes the significant accounting policies and methods used in preparing the Consolidated Financial Statements. We consider the accounting policies described below to be our most critical accounting policies because they are impacted significantly by estimates we make. We base our estimates on historical experience or various assumptions that we believe to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates.
     Revenue Recognition: We recognize revenue, net of discounts, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured.
     As part of the revenue recognition process, we determine whether collection is reasonably assured based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers that could result in us being unable to collect the receivables. In situations where it is unclear whether we will be able to collect the receivable, revenue and related costs are deferred.
     The majority of our revenue comes from product sales. Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. The majority of our service revenue comes from our Professional Services business. For this business, we primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation. We measure progress towards completion by comparing actual costs incurred to total planned project costs. All other services are provided in customer arrangements with multiple deliverables.
     Some of our customer arrangements include multiple deliverables, such as product sales that include services to be performed after delivery of the product. In such cases, we account for a deliverable (or a group of deliverables) separately if both of the following criteria have been met: (i) the delivered item has stand-alone value to the customer, and (ii) if we have given the customer a general right of return relative to the delivered item, the delivery or performance of the undelivered item or service is probable and substantially in our control. When the elements can be separated, product revenue is generally recognized upon shipment and service revenue upon completion. If the elements cannot be considered separate units of accounting we defer revenue, if material, until the entire arrangement (i.e., both products and services) is delivered. We elected to early adopt the provisions of ASU 2009-13 Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. We early adopted this new guidance on a prospective basis requiring implementation from the beginning of fiscal 2009. Under this new guidance, we allocate consideration at the inception of the arrangement to all deliverables based on the relative selling price method. The adoption of this new guidance did not impact the units of accounting or have a material impact on our financial results. Because these types of arrangements make up a small portion of our business, this new guidance did not have a significant impact on the pattern or timing of revenue recognition.
     We also elected to early adopt the provisions of ASU 2009-14 Software (Topic 985) Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. We early adopted this new guidance on a prospective basis requiring implementation from the beginning of fiscal 2009. Under this new guidance certain of our Network Solutions arrangements that contain both hardware and software are no longer within the scope of ASC 985 Software and are now accounted for under ASC 605-25 Multiple-Deliverable Revenue Arrangements. Because these types of arrangements make up a small portion of our business, the change in accounting treatment did not have a material impact on our financial results and is not expected to have a significant impact on the pattern or timing of revenue recognition.
     Reserves for Sales Returns, Discounts, Allowances, Rebates and Distributor Price Protection Programs: We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors. We believe we have sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue.
     Available-for-Sale Securities: We generally classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Upon the sale of a security classified as available-for-sale the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Unrealized losses related to equity securities are charged against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and, (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
     Other-than-temporary impairments associated with debt securities are required to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings.
     Auction-rate securities, which are reflected in our available-for-sale securities, include interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and non-dividend-yielding preferred stock. Liquidity for these auction-rate securities historically had been provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we had historically recorded auction-rate securities in current available-for-sale securities. As of September 30, 2009 and October 31, 2008, we held auction-rate securities that had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We have concluded that we do not meet the conditions necessary to recognize the noncredit loss component of the other-than-temporary impairment in other comprehensive income. Accordingly, the entire amount of the loss has been recorded in earnings. We have classified all auction-rate securities as long-term available-for-sale securities as a result of their failed auctions.
     Due to the failed auction status and lack of liquidity in the market for such securities, it became necessary for the valuation methodology to include certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (iv) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions. In the future, we expect to continue to use the assistance of a valuation specialist to determine the fair value of our auction-rate securities in connection with the preparation of our financial statements for each quarterly and annual reporting period.
     Restructuring Accrual: During fiscal 2009 and fiscal 2008, we recorded restructuring charges representing the direct costs of employee severance and exiting leased facilities. Significant judgment is required in estimating the restructuring costs of severance and leased facilities. Restructuring charges represent our best estimate of the associated liability at the date the charges are taken. For example, we make certain assumptions with respect to when a facility will be subleased and the amount of income that will be generated from that sublease. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.
     Inventories: We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. It is possible that significant increases in inventory reserves may be required in the future if there is a decline in market conditions or significant change in technology. Alternatively, if we are able to sell previously reserved inventory, we will reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of September 30, 2009 and October 31, 2008, we had $42.0 million and $50.7 million, respectively, reserved against our inventories, which represents 24.3% and 23.8%, respectively, of total inventory on-hand.
     Impairment of Goodwill and Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. Our three operating segments, Connectivity, Network Solutions and Professional Services are considered the reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
     During the first quarter of fiscal 2009, due to the global recession and related adverse business conditions that resulted in reduced estimates to our near-term cash flows and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.2 million to reduce the carrying value of goodwill. We finalized this analysis in our second quarter of fiscal 2009 and recognized an additional goodwill impairment charge of $0.4 million.
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $47.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
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

     In the third quarter of fiscal 2002, we recorded a full valuation allowance against our net deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to fiscal 2005, we maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. Beginning in fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. As of September 30, 2009 we have recognized a total of $51.6 million of our U.S. deferred tax assets expected to be realized. During the past two years we have reported pre-tax losses. These losses have primarily been attributable to non-cash impairment charges, including the impairment of non deductible goodwill. We believe our demonstrated ability to generate U.S. income absent these charges is sufficient positive evidence to recognize the $51.6 million deferred tax asset. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that additional benefits will be realized with respect to our deferred tax assets, we will release additional valuation allowance. Also, certain events, including our actual results or changes to our expectations regarding future U.S. income or other negative evidence, may result in the need to increase the valuation allowance.
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
     See Note 10 to the Consolidated Financial Statements in Item 8 of this report for further discussion of the accounting treatment for income taxes.
     Share-Based Compensation: We use the Black-Scholes Model for purposes of determining estimated fair value of share-based awards on the date of grant. The Black-Scholes Model requires certain assumptions that involve judgment. Because our employee stock options, restricted stock units, and other share-based awards have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions, the compensation expense that we record may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In September 2009, the FASB ratified amendments to accounting guidance related to revenue arrangements with multiple deliverables, including arrangements with software elements. The revised guidance (1) changes the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, (2) modifies the manner in which the transaction consideration is allocated across separately identified deliverables, and (3) modifies its scope, excluding certain non-software deliverable components. This guidance is effective for all fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted this new guidance retrospectively to the beginning of our fiscal year ended September 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for us on July 31, 2009. We evaluated subsequent events through our filing date of November 20, 2009. See Note 20 for a discussion about our subsequent events.
     In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. We adopted this disclosure guidance on May 2, 2009.
     In April 2009, the FASB issued new accounting guidance related to other-than-temporary impairments. This guidance changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. This guidance requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors (referred to as noncredit losses), which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting this guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to other comprehensive income. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted this guidance as of May 2, 2009. Based on our analysis of this guidance, we have concluded that we do not meet the conditions necessary to recognize the noncredit loss component of the other-than-temporary impairment in our available-for-sale auction-rate securities in other comprehensive income. Accordingly, we did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to other comprehensive income. Thus, the adoption of this guidance had no impact on our consolidated financial statements. Refer to Notes 6 and 17 for further discussion of our investments in available-for-sale securities.
     In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. The guidance applies to all derivative instruments and non-derivative instruments that are designed and qualify as hedging instruments and related hedged items. The provisions require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. We adopted this disclosure guidance on January 31, 2009.
     In September 2006, the FASB issued new accounting guidance related to fair value measurements. The guidance was effective for us for financial assets and liabilities on November 1, 2008. The guidance provides enhanced guidance for using fair value to measure assets and liabilities. The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The adoption of the guidance had no material impact on our consolidated financial statements. In February 2008, the FASB issued guidance delaying the effective date for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that the application of guidance to nonfinancial assets and nonfinancial liabilities may have on our consolidated financial statements. Our significant nonfinancial assets and nonfinancial liabilities that may be impacted by the adoption of the guidance include fixed assets and intangible assets.
New Pronouncements Issued But Not Yet Adopted
     In December 2007, the FASB issued new accounting guidance related to business combinations and noncontrolling interest in consolidated financial statements. The guidance requires the acquiring entity in a business combination to recognize and measure all assets acquired and liabilities assumed at their respective acquisition date fair values and changes other practices, which could have a material impact on how we account for business combinations. These provisions will only impact us if we are party to a business combination subsequent to the adoption of this guidance. The guidance also requires noncontrolling (minority) interest in a subsidiary to be reported as equity in the consolidated financial statements, separate from the parent’s equity. We are required to adopt this guidance for our fiscal 2010. We are currently evaluating the impact these provisions may have on our consolidated financial statements.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the marketplace in which we operate and the macro-economy generally; statements about our cost reduction initiatives; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; changing regulatory conditions and macroeconomic conditions both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record an impairment charge on our long-lived assets in the future if our market capitalization remains below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter, which can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; our ability to manage our operations appropriately through potential impacts on our operations resulting from our cost reduction initiatives; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain and the prices of raw materials, components and services; our dependence on contract manufacturers to make certain products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the section captioned Risk Factors in Item 1A of this Annual Report on Form 10-K for the year ended September 30, 2009. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our major market risk exposures relate to adverse fluctuations in certain commodity prices, interest rates, security prices and foreign currency exchange rates. Market fluctuations in any of these prices or rates could affect our results of operations and financial condition adversely. At times, we attempt to reduce this risk through the use of derivative financial instruments. We do not enter into derivative financial instruments for the purpose of speculation.
     We use certain commodity raw materials that are subject to price volatility caused by many factors, including supply conditions, demand levels, political and economic variables and other unpredictable factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. In addition, in certain areas of our business where contractual terms allow, we are able to pass-through a portion of this volatility to our customers, although this pass-through typically occurs on a delayed basis due to internal processing time and, potentially, contractual terms. We periodically evaluate our commodity pricing exposures and have considered the use of derivative instruments to hedge our commodity price risks, but, to date, we have concluded that it was not cost beneficial to utilize derivative instruments for this purpose.
     We are exposed to fluctuations in interest rates through the issuance of variable rate debt and by investing our cash holdings in short-term investments. We mitigate our exposures to interest rate fluctuations by entering into derivative instruments which can reduce exposure to interest rate volatility.
     For example, on April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200 million to hedge the risk associated with the floating interest rate of our $200 million of convertible unsecured subordinated notes that have a variable interest rate of six-month LIBOR plus 0.375% and a maturity date of June 15, 2013. For this interest rate swap, we pay the counterparty the equivalent of a fixed rate interest payment of 4.0% on a predetermined notional value, and we receive the equivalent of a floating interest payment based on a six-month LIBOR rate calculated on the same notional value. The swap is secured by cash collateral. If the interest rate swap had been discontinued on September 30, 2009, we would have owed the counterparties approximately $12.2 million.
     We have mitigated the interest rate exposure on our variable rate long term debt by entering into an interest rate swap agreement described above effectively fixing the interest rate we pay on our variable rate long-term debt. Therefore, a 10% increase or decrease in interest rates on our debt obligations would have a nominal impact on our income (loss) before income taxes.
     We also are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on our direct margins has not been material. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations. Our largest exposure comes from the Mexican peso. The result of a 10% weakening in the U.S. dollar to Mexican peso denominated sales and expenses would be a reduction of operating income of $3.5 million for fiscal 2009. As of September 30, 2009, we mitigated a certain portion of our exposure to Mexican peso operating expenses throughout fiscal 2010 through forward contracts and costless collars. The forward contracts enable us to purchase Mexican pesos at specified rates and the collars establish a cap and a floor on the price at which we purchase pesos. These forward contracts and collars have been designated as cash flow hedges.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, Brazilian real, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, Singapore dollar and South African rand.
     See Note 1 to the Consolidated Financial Statements in Item 8 of this report for information about our foreign currency exchange-derivative program.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
     We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of September 30, 2009 and October 31, 2008, and the related consolidated statements of operations, shareowners’ investment and cash flows for the eleven-month period ended September 30, 2009, and the years ended October 31, 2008 and 2007. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at September 30, 2009 and October 31, 2008, and the consolidated results of their operations and their cash flows for the eleven-month period ended September 30, 2009, and the years ended October 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
     As discussed in Note 10 to the consolidated financial statements, effective November 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (Codified in FASB ASC Topic 740 Income Taxes).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ADC Telecommunications, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009, expressed an unqualified opinion thereon.
Ernst & Young LLP
Minneapolis, Minnesota
November 20, 2009

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the 11 Months Ended		For the Years Ended
	September 30,	September 26,	October 31,	October 31,
	2009	2008	2008	2007
		(Unaudited
		proforma)
	(In millions, except earnings per share)
Net Sales:
Products	$879.4	$1,168.6	$1,299.7	$1,170.2
Services	117.3	136.9	156.7	106.5

Total net sales	996.7	1,305.5	1,456.4	1,276.7
Cost of Sales:
Products	572.2	733.6	836.0	744.1
Services	94.7	117.1	131.1	90.0

Total cost of sales	666.9	850.7	967.1	834.1

Gross Profit	329.8	454.8	489.3	442.6

Operating Expenses:
Research and development	65.3	76.9	83.5	69.6
Selling and administration	246.2	304.6	328.9	287.2
Impairment charges	414.9	—	4.1	2.3
Restructuring charges	34.2	2.7	11.1	5.5

Total operating expenses	760.6	384.2	427.6	364.6

Operating Income (Loss)	(430.8)	70.6	61.7	78.0
Other Income (Expense), Net	(38.0)	(73.8)	(99.9)	48.8

Income (Loss) Before Income Taxes	(468.8)	(3.2)	(38.2)	126.8
Provision (Benefit) For Income Taxes	(3.1)	10.6	6.2	3.3

Income (Loss) From Continuing Operations	(465.7)	(13.8)	(44.4)	123.5
Discontinued Operations, Net of Tax:
Income (loss) from discontinued operations	(3.4)	3.8	2.5	(12.4)
Loss on sale or write-down of discontinued operations, net	(5.2)	—	—	(4.8)

Total discontinued operations, net of tax	(8.6)	3.8	2.5	(17.2)

Net Income (Loss)	$(474.3)	$(10.0)	$(41.9)	$106.3

Weighted Average Common Shares Outstanding (Basic)	97.4	117.6	117.1	117.4

Weighted Average Common Shares Outstanding (Diluted)	97.4	117.6	117.1	131.9

Basic Income (Loss) Per Share:
Continuing operations	$(4.78)	$(0.12)	$(0.38)	$1.05

Discontinued operations	$(0.09)	$0.03	$0.02	$(0.14)

Net income (loss)	$(4.87)	$(0.09)	$(0.36)	$0.91

Diluted Income (Loss) Per Share:
Continuing operations	$(4.78)	$(0.12)	$(0.38)	$1.04

Discontinued operations	$(0.09)	$0.03	$0.02	$(0.13)

Net income (loss)	$(4.87)	$(0.09)	$(0.36)	$0.91

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	October 31,
	2009	2008
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$535.5	$631.4
Accounts receivable, net of reserves of $14.0 and $17.3	182.8	215.4
Unbilled revenues	17.5	25.2
Inventories, net of reserves of $42.0 and $50.7	131.1	162.7
Prepaid and other current assets	33.3	34.7
Assets of discontinued operations	—	8.0

Total current assets	900.2	1,077.4
Property and equipment, net of accumulated depreciation of $410.7 and $407.7	163.4	177.1
Restricted cash	25.0	15.3
Goodwill	—	359.3
Intangibles, net of accumulated amortization of $144.4 and $126.3	93.3	161.1
Long-term available-for-sale securities	75.4	40.4
Other assets	86.3	89.2
Long-term assets of discontinued operations	—	1.2

Total assets	$1,343.6	$1,921.0

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term notes payable	$0.6	$2.6
Accounts payable	83.0	99.1
Accrued compensation and benefits	57.8	78.1
Other accrued liabilities	65.2	71.0
Income taxes payable	5.9	2.4
Restructuring accrual	22.5	16.7
Liabilities of discontinued operations	1.0	8.1

Total current liabilities	236.0	278.0
Pension obligations and other long-term liabilities	100.4	78.1
Long-term notes payable	651.0	650.7

Total liabilities	987.4	1,006.8

Shareowners’ Investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; none issued or outstanding	—	—
Common stock, $0.20 par value; authorized 342.9 shares; issued and outstanding 96.6 and 111.3 shares	23.6	23.5
Paid-in capital	1,311.9	1,396.3
Accumulated deficit	(965.9)	(491.5)
Accumulated other comprehensive income (loss)	(13.4)	(14.1)

Total shareowners’ investment	356.2	914.2

Total liabilities and shareowners’ investment	$1,343.6	$1,921.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Shareowners’ Investment

					Accumulated
					Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, October 31, 2006	117.2	$23.5	$1,417.4	$(557.2)	$(10.2)	$873.5
Net income	—	—	—	106.3	—	106.3
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	7.8	7.8
Minimum pension liability adjustment, net of taxes of $0.0	—	—	—	—	4.9	4.9

Total comprehensive income						119.0
Adoption of new accounting guidance related to employee benefit plans	—	—	—	—	0.2	0.2
Exercise of common stock options and restricted stock releases	0.4	—	4.4	—	—	4.4
Share-based compensation expense	—	—	10.5	—	—	10.5

Balance, October 31, 2007	117.6	23.5	1,432.3	(450.9)	2.7	1,007.6
Net loss	—	—	—	(41.9)	—	(41.9)
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	(21.9)	(21.9)
Pension obligation adjustment, net of taxes of $0.0	—	—	—	—	7.2	7.2
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	0.5	0.5
Unrealized gain on foreign currency hedge, net of taxes of $0.0	—	—	—	—	0.2	0.2
Net change in fair value of interest rate swap, net of taxes of $0.0	—	—	—	—	(2.8)	(2.8)

Total comprehensive loss						(58.7)
LGC options exchanged for ADC options	—	—	3.0	—	—	3.0
Adoption of new accounting guidance related to uncertain tax positions	—	—	—	1.4	—	1.4
Exercise of common stock options and restricted stock releases	0.1	—	0.2	—	—	0.2
Treasury stock purchase	(6.4)		(56.5)	—	—	(56.5)
Share-based compensation expense	—	—	17.2	—	—	17.2
Other	—	—	0.1	(0.1)	—	—

Balance, October 31, 2008	111.3	23.5	1,396.3	(491.5)	(14.1)	914.2
Net loss	—	—	—	(474.3)	—	(474.3)
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	12.1	12.1
Pension obligation adjustment, net of taxes of $0.0	—	—	—	—	(5.0)	(5.0)
Unrealized gain on auction-rate securities, net of taxes of $0.0	—	—	—	—	2.3	2.3
Unrealized gain on other available-for-sale securities, net of taxes of $0.0	—	—	—	—	0.5	0.5
Unrealized gain on foreign currency hedge, net of taxes of $0.0	—	—	—	—	0.2	0.2
Net change in fair value of interest rate swap, net of taxes of $0.0	—	—	—	—	(9.4)	(9.4)

Total comprehensive loss						(473.6)
Exercise of common stock options and restricted stock releases	0.2	—	(0.5)	—	—	(0.5)
Treasury stock purchase	(14.9)		(94.1)	—	—	(94.1)
Share-based compensation expense	—	—	10.3	—	—	10.3
Other	—	0.1	(0.1)	(0.1)	—	(0.1)

Balance, September 30, 2009	96.6	$23.6	$1,311.9	$(965.9)	$(13.4)	$356.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the 11 Months Ended		For the Years Ended
	September 30,	September 26,	October 31,	October 31,
	2009	2008	2008	2007
		(Unaudited
		proforma)
		(In millions)
Operating Activities:
Income (loss) from continuing operations	$(465.7)	$(13.8)	$(44.4)	$123.5
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	15.4	9.4	25.2	21.1
Fixed asset impairments	1.0	—	4.1	2.3
Goodwill impairment	366.6	—	—	—
Intangibles impairment	47.3	—	—	—
Write-down of investments	18.4	74.2	100.6	29.4
Depreciation and amortization	66.4	74.8	82.3	68.0
Restructuring expenses	34.2	2.7	11.1	5.5
Change in bad debt reserves	2.2	0.6	0.7	(2.0)
Non-cash stock compensation	10.6	15.1	17.2	10.5
Change in deferred income taxes	(5.8)	2.0	1.5	(6.2)
Amortization of deferred financing costs	2.8	2.2	2.4	1.5
Gain on sale of investments	—	—	—	(57.5)
(Gain)/loss on sale of property and equipment	(0.9)	0.3	0.5	0.7
Other, net	(0.2)	(2.2)	10.8	(5.3)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	41.5	12.5	2.8	(15.0)
Inventories (increase)/decrease	20.2	(12.3)	(7.7)	(19.5)
Prepaid and other assets (increase)/decrease	1.1	0.2	(1.9)	(1.0)
Accounts payable increase/(decrease)	(17.8)	(25.3)	(12.7)	1.0
Accrued liabilities decrease	(46.3)	(8.4)	(25.8)	(0.3)
Pension liabilities increase/(decrease)	(5.0)	—	7.2	5.1

Total cash provided by operating activities from continuing operations	86.0	132.0	173.9	161.8

Total cash provided by (used for) operating activities from discontinued operations	(6.1)	(0.9)	1.7	(20.0)

Total cash provided by operating activities	79.9	131.1	175.6	141.8

Investing Activities:
Acquisitions, net of cash acquired	(3.5)	(199.4)	(198.3)	(1.6)
Purchase of interest in unconsolidated affiliates	(1.3)	(5.2)	(5.2)	(8.1)
Divestitures, net of cash disposed	3.3	—	—	0.6
Property, equipment and patent additions	(32.0)	(37.1)	(42.4)	(30.4)
Proceeds from disposal of property and equipment	5.3	0.3	0.3	1.2
Proceeds from sales of investments	—	—	—	59.8
Warrant exercise	—	—	—	(1.8)
Decrease/(increase) in restricted cash	(9.1)	(0.7)	(3.0)	1.9
Purchase of available-for-sale securities	(51.4)	(16.5)	(4.6)	(1,002.1)
Sale of available-for-sale securities	0.2	39.7	39.7	1,203.4
Other	0.6	0.1	—	—

Total cash provided by (used for) investing activities from continuing operations	(87.9)	(218.8)	(213.5)	222.9
Total cash used for investing activities from discontinued operations	(2.3)	(0.4)	(0.4)	(1.0)

Total cash provided by (used for) investing activities	(90.2)	(219.2)	(213.9)	221.9

Financing Activities:
Debt issuance	—	450.0	451.6	—
Payments of financing costs	—	(10.7)	(10.7)	—
Debt payments	(2.7)	(218.9)	(221.1)	—
Treasury stock purchase	(94.1)	(49.5)	(56.5)	—

	For the 11 Months Ended		For the Years Ended
	September 30,	September 26,	October 31,	October 31,
	2009	2008	2008	2007
		(Unaudited
		proforma)
		(In millions)
Common stock issued	—	0.5	0.5	4.8

Total cash provided by (used for) financing activities	(96.8)	171.4	163.8	4.8

Effect of Exchange Rate Changes on Cash	11.2	(1.6)	(14.3)	9.5

Increase/(Decrease) in Cash and Cash Equivalents	(95.9)	81.7	111.2	378.0
Cash and Cash Equivalents, Beginning of Period	631.4	520.2	520.2	142.2

Cash and Cash Equivalents, End of Period	$535.5	$601.9	$631.4	$520.2

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
     Our products are used primarily in the “edge” of communications networks, which links Internet, data, video and voice traffic from the serving office of the communications service provider to the end-user of the communication services. We also provide professional services that help our customers plan, deploy and maintain Internet, data, video and voice communications networks.
     Our products and services are provided to our customers through three reportable business segments: Connectivity, Network Solutions, and Professional Services.
     Principles of Consolidation: The consolidated financial statements include the accounts of ADC Telecommunications, Inc., a Minnesota corporation, and all of our majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In these Notes to Consolidated Financial Statements, ADC and its majority owned subsidiaries are collectively referred to as “ADC,” “we,” “us” or “our.”
     Basis of Presentation: During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. These businesses were classified as discontinued operations for all periods presented.
     Fiscal Year: On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with our fiscal year 2009. This resulted in our fiscal year 2009 being shortened from 12 months to 11 months and ended on September 30th.
     We are using this report to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 was shortened from the quarterly period ending October 31st to an approximate two month period ending September 30th.
     As a result of the fiscal year change, the unaudited comparative information for the 11 months ended September 26, 2008 is included in the consolidated statement of operations and consolidated statement of cash flows.
     Cash and Cash Equivalents: Cash equivalents represent short-term investments in money market instruments with original maturities of three months or less. The carrying amounts of these investments approximate their fair value due to the investments’ short maturities.
     Restricted Cash: Restricted cash consists primarily of collateral for letters of credit, derivative credit obligations and lease obligations, which is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
     Available-for-Sale Securities: We generally classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Upon the sale of a security classified as available-for-sale the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Unrealized losses related to equity securities are charged against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
     Other-than-temporary impairments associated with debt securities are required to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors (referred to as noncredit losses) which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings.
     Auction-rate securities, which are reflected in our available-for-sale securities, include interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and non-dividend-yielding preferred stock. Liquidity for these auction-rate securities historically had been provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we had historically recorded auction-rate securities in current available-for-sale securities. As of September 30, 2009 and October 31, 2008, we held auction-rate securities that had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We have concluded that we do not meet the conditions necessary to recognize the noncredit loss component of the other-than-temporary impairment in other comprehensive income. Accordingly, the entire amount of the loss has been recorded in earnings. We have classified all auction-rate securities as long-term available-for-sale securities as a result of their failed auctions and lack of liquidity in the market.
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
     Investments in Cost Method Investees: Minority investments in non-public companies are accounted for under the cost method as we do not have the ability to exercise significant influence over the companies’ operations. Under the cost method, the investments are carried at cost and only adjusted for other-than-temporary declines in fair value and distributions of earnings. We regularly evaluate the recoverability of these investments based on the performance and financial position of the companies. See Note 6 for further discussion of our cost method investments and related other-than-temporary impairments. The carrying value of our cost method investments is included in the other assets line item of the balance sheet.
     Goodwill and Other Intangible Assets: Goodwill is assigned to reporting units, which are consistent with our operating segments, based on the difference between the purchase price as allocated to the reporting units and the fair value of the net assets acquired as allocated to the reporting units. Our other intangible assets (consisting primarily of technology, trademarks, customer lists, non-compete agreements, distributor network and patents) with finite lives are carried at their estimated fair values at the time of acquisition and are amortized on a straight-line basis over their estimated useful lives, which currently range from one to twenty years.
     Impairment of Goodwill and Long-Lived Assets: Goodwill is tested for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. Our three operating segments, Connectivity, Network Solutions and Professional Services are considered the reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
     During the first quarter of fiscal 2009, due to the global recession and related adverse business conditions that resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.2 million to reduce the carrying value of goodwill. We finalized this analysis in our second quarter of fiscal 2009 and recognized an additional goodwill impairment charge of $0.4 million.
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $47.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
     Research and Development Costs: Our policy is to expense all research and development costs in the period incurred.
     Revenue Recognition: We recognize revenue, net of discounts, when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the selling price is fixed or determinable and collectability is reasonably assured.
     As part of the revenue recognition process, we determine whether collection is reasonably assured based on various factors, including an evaluation of whether there has been deterioration in the credit quality of our customers that could result in us being unable to collect the receivables. In situations where it is unclear whether we will be able to collect the receivable, revenue and related costs are deferred.
     The majority of our revenue comes from product sales. Revenue from product sales is generally recognized upon shipment of the product to the customer in accordance with the terms of the sales agreement. Revenue from services consists of fees for systems requirements, design and analysis, customization and installation services, ongoing system management, enhancements and maintenance. The majority of our service revenue comes from our Professional Services business. For this business, we primarily apply the percentage-of-completion method to arrangements consisting of design, customization and installation. We measure progress towards completion by comparing actual costs incurred to total planned project costs. All other services are provided in customer arrangements with multiple deliverables.
     Some of our customer arrangements include multiple deliverables, such as product sales that include services to be performed after delivery of the product. In such cases, we account for a deliverable (or a group of deliverables) separately if both of the following criteria have been met: (i) the delivered item has stand-alone value to the customer, and (ii) if we have given the customer a general right of return relative to the delivered item, the delivery or performance of the undelivered item or service is probable and substantially in our control. When the elements can be separated, product revenue is generally recognized upon shipment and service revenue upon completion. If the elements cannot be considered separate units of accounting we defer revenue, if material, until the entire arrangement (i.e., both products and services) is delivered. We elected to early adopt the provisions of ASU 2009-13 Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. We early adopted this new guidance on a prospective basis requiring implementation from the beginning of fiscal 2009. Under this new guidance, we allocate consideration at the inception of the arrangement to all deliverables based on the relative selling price method. The adoption of this new guidance did not impact the units of accounting or have a material impact on our financial results. Because these types of arrangements make up a small portion of our business, this new guidance did not have a significant impact on the pattern or timing of revenue recognition.

     We also elected to early adopt the provisions of ASU 2009-14 Software (Topic 985) Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. We early adopted this new guidance on a prospective basis requiring implementation from the beginning of fiscal 2009. Under this new guidance certain of our Network Solutions arrangements that contain both hardware and software are no longer within the scope of ASC 985 Software and are now accounted for under ASC 605-25 Multiple-Deliverable Revenue Arrangements. Because these types of arrangements make up a small portion of our business, the change in accounting treatment did not have a material impact on our financial results and is not expected to have a significant impact on the pattern or timing of revenue recognition.
     Reserves for Sales Returns, Discounts, Allowances, Rebates and Distributor Price Protection Programs: We record estimated reductions to revenue for potential sales returns as well as customer programs and incentive offerings, such as discounts, allowances, rebates and distributor price protection programs. These estimates are based on contract terms, historical experience, inventory levels in the distributor channel and other factors. We believe we have sufficient historical experience to allow for reasonable and reliable estimation of these reductions to revenue.
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
     Derivatives: We recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported through income immediately. In the statements of operations and cash flows, hedge activities are classified in the same category as the items being hedged. To the extent that we are required to post collateral to secure our derivative transactions we do not offset those amounts within our balance sheet.
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
     The changes in the amount of warranty reserve for the fiscal years ended September 30, 2009 and October 31, 2008 and 2007 are as follows:

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisitions	Expenses	Deductions	End of Year
			(In millions)
2009	$8.9	$(0.6)	$(0.1)	$1.9	$6.3
2008	7.7	1.9	1.1	1.8	8.9
2007	9.0	—	1.1	2.4	7.7

     Deferred Financing Costs: Deferred financing costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the terms of the related notes.
     Income Taxes and Deferred Taxes: We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point and the full utilization of our loss carryback potential. Beginning in fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. As of September 30, 2009 we have recognized a total of $51.6 million of our U.S. deferred tax assets expected to be realized. During the past two years we have reported pre-tax losses. These losses have primarily been attributable to non-cash impairment charges, including the impairment of non deductible goodwill. We believe our demonstrated ability to generate U.S. income absent these charges is sufficient positive evidence to recognize the $51.6 million deferred tax asset. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that additional benefits will be realized with respect to our deferred tax assets, we will release additional valuation allowance. Also, certain events, including our actual results or changes to our expectations regarding future U.S. income or other negative evidence, may result in the need to increase the valuation allowance.
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
     We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure comes from the Mexican peso. As of September 30, 2009, we mitigated a certain portion of our exposure to Mexican peso operating expenses through forward contracts and costless collars throughout fiscal 2010. The forward contracts enable us to purchase Mexican pesos at specified rates and the collars establish a cap and a floor on the price at which we purchase pesos. These forward contracts have been designated as cash flow hedges.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, Brazilian real, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, Singapore dollar and South African rand.
     Our foreign currency forward contracts and collars contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions of high credit quality.
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
     Comprehensive Income (Loss): Components of comprehensive income (loss) include net income, foreign currency translation adjustments, unrealized gains (losses) on available-for-sale securities, unrealized gains (losses) on derivative instruments and hedging activities, and pension obligation adjustments, net of tax. Comprehensive income is presented in the consolidated statements of shareowners’ investment.
     Share-Based Compensation: We use the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant. The Black-Scholes Model requires certain assumptions that involve judgment. Because our employee stock options and restricted stock units have characteristics significantly different from those of publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumptions, the compensation expense that we record may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized.
     Dividends: No cash dividends have been declared or paid during the past three years.
     Off-Balance Sheet Arrangements: We do not have any significant off-balance sheet arrangements.
     Recently Adopted Accounting Pronouncements
     In September 2009, the Financial Accounting Standards Board (“FASB”) ratified amendments to accounting guidance related to revenue arrangements with multiple deliverables, including arrangements with software elements. The revised guidance (1) changes the determination of when individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting, (2) modifies the manner in which the transaction consideration is allocated across separately identified deliverables, and (3) modifies its scope, excluding certain non-software deliverable components. This guidance is effective for all fiscal years beginning on or after June 15, 2010, with early adoption permitted. We adopted this new guidance retrospectively to the beginning of our fiscal year ended September 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued new accounting guidance related to subsequent events. This new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance was effective for us on July 31, 2009. We evaluated subsequent events through our filing date of November 20, 2009. See Note 20 for a discussion about our subsequent events.
     In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. We adopted this disclosure guidance on May 2, 2009.
     In April 2009, the FASB issued new accounting guidance related to other-than-temporary impairments. This guidance changes existing guidance for determining whether an impairment of debt securities is other-than-temporary. This guidance requires other-than-temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses), which is recognized in earnings, and the amount related to other factors (referred to as noncredit losses), which is recognized in other comprehensive income. This noncredit loss component of the impairment may only be classified in other comprehensive income if both of the following conditions are met: (a) the holder of the security concludes that it does not intend to sell the security and (b) the holder concludes that it is more likely than not that the holder will not be required to sell the security before the security recovers its value. If these conditions are not met, the noncredit loss must also be recognized in earnings. When adopting this guidance, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to other comprehensive income. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted this guidance as of May 2, 2009. Based on our analysis of this guidance, we have concluded that we do not meet the conditions necessary to recognize the noncredit loss component of the other-than-temporary impairment in our available-for-sale auction-rate securities in other comprehensive income. Accordingly, we did not reclassify any previously recognized other-than-temporary impairment losses from retained earnings to other comprehensive income. Thus, the adoption of this guidance had no impact on our consolidated financial statements. Refer to Notes 6 and 17 for further discussion of our investments in available-for-sale securities.
     In March 2008, the FASB issued new accounting guidance related to disclosures about derivative instruments and hedging activities. The guidance applies to all derivative instruments and non-derivative instruments that are designed and qualify as hedging instruments and related hedged items. The provisions require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. We adopted this disclosure guidance on January 31, 2009.
     In September 2006, the FASB issued new accounting guidance related to fair value measurements. The guidance was effective for us for financial assets and liabilities on November 1, 2008. The guidance provides enhanced guidance for using fair value to measure assets and liabilities. The guidance applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The adoption of the guidance had no material impact on our consolidated financial statements. In February 2008, the FASB issued guidance delaying the effective date for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact that the application of guidance to nonfinancial assets and nonfinancial liabilities may have on our consolidated financial statements. Our significant nonfinancial assets and nonfinancial liabilities that may be impacted by the adoption of the guidance include fixed assets and intangible assets.
  New Pronouncements Issued But Not Yet Adopted
     In December 2007, the FASB issued new accounting guidance related to business combinations and noncontrolling interest in consolidated financial statements. The guidance requires the acquiring entity in a business combination to recognize and measure all assets acquired and liabilities assumed at their respective acquisition date fair values and changes other practices, which could have a material impact on how we account for business combinations. These provisions will only impact us if we are party to a business combination subsequent to the adoption of this guidance. The guidance also requires noncontrolling (minority) interest in a subsidiary to be reported as equity in the consolidated financial statements, separate from the parent’s equity. We are required to adopt this guidance for our fiscal 2010. We are currently evaluating the impact these provisions may have on our consolidated financial statements.
Note 2: Other Financial Statement Data
  Other Income (Expense), Net:

	2009	2008	2007
	(In millions)
Interest income on investments	$8.4	$31.0	$33.3
Interest expense on borrowings	(25.8)	(28.2)	(16.3)

Interest income (expense), net	(17.4)	2.8	17.0

Foreign exchange income (loss)	(1.0)	(1.8)	5.9
Gain on investments	—	—	57.5
Write-down of available-for-sale securities	(18.4)	(100.6)	(29.4)
Write-down of cost method investment	(3.0)	—	—
Gain (loss) on sale of fixed assets	0.9	(0.5)	(0.7)
Other	0.9	0.2	(1.5)

Subtotal	(20.6)	(102.7)	31.8

Total other income (expense), net	$(38.0)	$(99.9)	$48.8

     During fiscal 2009, 2008 and 2007, we recorded impairment charges of $18.4 million, $100.6 million and $29.4 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. As of September 30, 2009, we held auction-rate securities with a fair value of $24.3 million and an original par value of $169.8 million. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments when we prepare our quarterly and annual financial results. We may be required to record additional losses for impairment if we determine there are further declines in fair value.
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

     The change in net interest income (loss) from fiscal 2007 through fiscal 2009 was predominately due to significantly lower interest income rates on cash investments.
  Supplemental Cash Flow Information:

	2009	2008	2007
	(In millions)
Income taxes paid, net of refunds received	$4.5	$3.5	$12.9
Interest paid	$29.1	$26.3	$17.3
  Supplemental Schedule of Investing Activities:

	2009	2008	2007
	(In millions)
Acquisitions:
Fair value of assets acquired	$(1.8)	$(279.0)	$(6.9)
Less: Liabilities assumed	(1.7)	71.9	5.3
LGC options exchanged for ADC options	—	3.0	—
Cash acquired	—	5.8	—

Acquisitions, net of cash acquired	$(3.5)	$(198.3)	$(1.6)

Divestitures:
Proceeds from divestitures	$3.3	$—	$0.6
Cash disposed	—	—	—

Divestitures, net of cash disposed	$3.3	$—	$0.6

   Consolidated Balance Sheet Information:

	2009	2008
	(In millions)
Inventories:
Manufactured products	$111.8	$132.9
Purchased materials	55.4	73.1
Work-in-process	5.9	7.4
Less: Inventory reserve	(42.0)	(50.7)

Total inventories, net	$131.1	$162.7

Property and Equipment:
Land and buildings	$135.4	$134.7
Machinery and equipment	391.6	404.6
Furniture and fixtures	38.0	38.9
Less accumulated depreciation	(410.7)	(407.7)

Total	154.3	170.5
Construction-in-process	9.1	6.6

Total property and equipment, net	$163.4	$177.1

Other Assets:
Notes receivable, net	$0.7	$0.7
Deferred financing costs	8.9	10.6
Deferred tax asset	54.4	48.0
Long-term receivable	—	4.2
Investment in cost method investees	13.3	15.1
Deposits	6.1	3.6
Assets held for sale	—	2.9
Other	2.9	4.1

Total other assets	$86.3	$89.2

Other Accrued Liabilities:
Deferred revenue	$3.3	$6.4
Warranty reserve	6.3	8.9
Accrued taxes (non-income)	10.8	12.8
Non-trade payables	44.8	42.9

Total other accrued liabilities	$65.2	$71.0

     Depreciation expense was $36.7 million, $41.2 million and $37.4 million for fiscal 2009, 2008 and 2007, respectively.
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
     Of the purchase price, $7.5 million was placed in escrow for up to 24 months following the close of the transaction. Of the $7.5 million, $7.0 million relates to potential indemnification claims and $0.5 million relates to the disposition of certain properties. As of September 30, 2009, $3.5 million of the total escrow amount had been released to the former shareholders of Century Man. In addition, a $0.3 million payment was made to the former shareholders for the effect of changes in foreign exchange rates on the amount of escrow released in accordance with the escrow agreement. This payment was accounted for as additional contingent consideration and increased goodwill accordingly.
     We acquired $13.0 million of intangible assets as part of this purchase. Goodwill of $36.7 million was recorded in this transaction and assigned to our Global Connectivity Solutions (“Connectivity”) segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.

     The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of each acquisition described above, in accordance with the purchase method of accounting, including adjustments to the purchase prices made through September 30, 2009:

	LGC	Century Man
	December 3, 2007	January 10, 2008
	(In millions)
Current assets	$44.9	$33.1
Intangible assets	58.9	13.0
Goodwill	85.4	36.7
Other long-term assets	3.3	0.5

Total assets acquired	192.5	83.3

Current liabilities	42.9	26.0
Long-term liabilities	2.5	—

Total liabilities assumed	45.4	26.0

Net assets acquired	147.1	57.3
LGC options exchanged for ADC options	3.0	—
Less cash acquired	0.8	5.0

Net cash paid	$143.3	$52.3

     Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of LGC and Century Man had taken place at the beginning of fiscal 2008 and 2007 are as follows:

	2008	2007
	(In millions, except per
	share data)
Net sales	$1,480.9	$1,412.3
Income (loss) from continuing operations(1)	$(41.6)	$119.6
Net income (loss)	$(40.0)	$102.4
Income (loss) per share from continuing operations — basic	$(0.36)	$1.02
Income (loss) per share from continuing operations — diluted	$(0.36)	$0.98
Net income (loss) per share — basic	$(0.34)	$0.87
Net income (loss) per share — diluted	$(0.34)	$0.85

(1)	Includes restructuring and impairment charges of $15.2 million and $7.8 million for fiscal 2008 and 2007, respectively, for the ADC stand-alone business.
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
Note 4: Discontinued Operations
     The financial results of the businesses described below are reported separately as discontinued operations for all periods presented.
  APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. This business was previously included in our Professional Services segment. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, subject to a customary working capital adjustment. During the fourth quarter of fiscal 2009, we recorded an additional loss on the sale of $0.6 million as a result of a working capital adjustment, resulting in a total loss on sale of $5.2 million which included $0.7 million related to the write-off of the currency translation adjustment. We anticipate payment of the working capital adjustment in the first quarter of fiscal 2010.

  APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded an additional loss of $4.7 million in fiscal 2007 due to subsequent working capital adjustments and additional expenses related to the finalization of the sale, resulting in a total loss on sale of $27.3 million.
     The following represents the financial results of APS Germany and APS France businesses included in discontinued operations:

	2009	2008	2007
	(In millions)
Net sales	$18.9	$37.2	$54.0

Income (loss) from discontinued operations, net	$(3.4)	$2.5	$(12.4)
Gain (loss) on sale or write-down of discontinued operations, net	(5.2)	—	(4.8)

Total from discontinued operations	$(8.6)	$2.5	$(17.2)

Note 5: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	2009	2008	2007
	(In millions, except per share
	data)
Numerator:
Net income (loss) from continuing operations	$(465.7)	$(44.4)	$123.5
Interest expense for convertible notes	—	—	13.7

	$(465.7)	$(44.4)	$137.2

Denominator:
Weighted average common shares outstanding — basic	97.4	117.1	117.4
Convertible bonds converted to common stock	—	—	14.2
Employee options and other	—	—	0.3

Weighted average common shares outstanding — diluted	97.4	117.1	131.9

Basic income (loss) per share from continuing operations	$(4.78)	$(0.38)	$1.05
Diluted income (loss) per share from continuing operations	$(4.78)	$(0.38)	$1.04

     Excluded from the dilutive securities described above are employee stock options to acquire 7.6 million, 6.8 million and 5.9 million shares as of fiscal 2009, 2008 and 2007, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below and in Note 8). Under this method, we add back the interest expense and the amortization of financing expenses on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. During fiscal 2009, 2008 and 2007, our convertible debt consists of the following:

	Convertible Shares			Conversion
	September 30, 2009	October 31, 2008	October 31, 2007	Price
Convertible Subordinated Notes	(in millions)
$200 million, 1.0% fixed rate, paid June 15, 2008	—	7.1	7.1	$28.091
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	7.1	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	8.3	8.3	27.000
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	7.9	7.9	28.550

Total	23.3	30.4	30.4

     Prior to June 15, 2008, the 2008 notes and 2013 notes were evaluated for dilution effects together by adding back their associated interest expense and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes were evaluated together for dilution effects as the conversion price was the same on both. Since the 2008 notes have been paid, the 2013 notes are now evaluated alone by adding back the appropriate interest expense and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the

2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2009 and fiscal 2008 because of their anti-dilutive effect. However, the shares related to the 2008 notes and 2013 notes were included for fiscal 2007.
Note 6: Investments
     As of September 30, 2009 and October 31, 2008, our available-for-sale securities consisted of the following:

				Other-Than-
				Temporary
	Cost	Unrealized	Realized	Impairment	Fair
	Basis	Gain	Loss	Loss	Value
	(In millions)
Fiscal 2009
Corporate bonds	$50.7	$0.4	$—	$—	$51.1
Equity securities	0.1	0.1	0.1	—	—
Auction-rate securities	169.8	2.3	—	(18.4)	24.3	(1)

Total available-for-sale securities	$220.6	$2.8	$0.1	$(18.4)	$75.4

Fiscal 2008
Equity securities	$0.1	$—	$—	$—	$0.1
Auction-rate securities	169.8	0.6	—	(100.6)	40.4	(2)

Total available-for-sale securities	$169.9	$0.6	$—	$(100.6)	$40.5

(1)	Net of cumulative unrealized gains of $2.9 million and other-than-temporary losses of $148.4 million

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
     As of September 30, 2009, we held auction-rate securities with a fair value of $24.3 million and an original par value of $169.8 million, which are classified as long-term. During fiscal 2009, 2008 and 2007, we recorded other-than-temporary impairment charges of $18.4 million, $100.6 million and $29.4 million, respectively, to reduce the fair value of our holdings in auction-rate securities to $24.3 million. Current capital market conditions have significantly reduced our ability to liquidate our remaining auction-rate securities. We may not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a further loss.
     Our auction-rate security investments have made their scheduled interest payments based on a par value of $169.8 million at September 30, 2009 and October 31, 2008, with the exception of certain of our investments having a combined par value of $49.0 million and $16.8 million, respectively, all of which have been fully written off. In addition, the interest rates have been set to the maximum rate defined for the issuer where applicable.
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
     We have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. We presently expect our arbitration hearing to take place during June 2010. Lehman Brothers sold us all other auction-rate-securities that we hold. We have made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities. We are uncertain whether we will recover any of our losses associated with these securities sold to us by Merrill Lynch and Lehman Brothers at this time.
     During fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). The contractual maturity of these notes is December 1, 2010.
     During fiscal 2009, we also invested an additional $1.2 million in ip.access, Ltd., a U.K. based company. During fiscal 2008, we invested $4.0 million in ip.access, Ltd. and an additional $1.2 million in E-Band Communications Corporation. These investments were accounted for under the cost method and are included in the other assets line item of the balance sheet. The carrying amount of ip.access, Ltd. was $13.3 million at September 30, 2009 and $12.1 million at October 31, 2008. The carrying amount of E-Band Communications Corporation was zero at September 30, 2009 and $3.0 million at October 31, 2008. We regularly evaluate the recoverability of these investments based on the performance and financial position of these companies. As a result of this analysis, we recorded a $3.0 million other-than-temporary impairment of our entire investment in E-Band Communications Corporation during fiscal 2009.
     During fiscal 2008, we received proceeds of $39.7 million and recorded a nominal realized gain related to the sale of a portion of our available-for-sale securities. During fiscal 2009, we received proceeds of $0.2 million and recorded a $0.1 million realized loss related to the sale of our equity securities.
Note 7: Goodwill and Intangible Assets
     Goodwill is tested for impairment annually, or more frequently if potential interim indicators exist that could result in impairment. We perform impairment reviews at a reporting unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each reporting unit. Our three operating segments, Connectivity, Network Solutions and Professional Services are considered the reporting units. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.
     During the first quarter of fiscal 2009, due to the global recession and related adverse business conditions that resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.2 million to reduce the carrying value of goodwill. We finalized this analysis in our second quarter of fiscal 2009 and recognized an additional goodwill impairment charge of $0.4 million.
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $47.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.

     The following are changes in the carrying amount of goodwill for the fiscal years ended September 30. 2009 and October 31, 2008:

		Network
	Connectivity	Solutions	Total
	(In millions)
Balance as of October 31, 2007	$238.4	$—	$238.4

Goodwill acquired during the year	35.3	85.3	120.6
Cumulative translation adjustment	1.4	—	1.4
Other	(1.1)	—	(1.1)

Balance as of October 31, 2008	274.0	85.3	359.3

Purchase accounting adjustments	6.5	0.1	6.6
Cumulative translation adjustments	0.3	—	0.3
Other	0.4	—	0.4

Impairment	(281.2)	(85.4)	(366.6)

Balance as of September 30, 2009	$—	$—	$—

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
     The following table represents intangible assets by category and accumulated amortization as of September 30, 2009 and October 31, 2008:

	Gross			Estimated
	Carrying	Accumulated		Life Range
2009	Amounts	Amortization	Net	(In Years)
	(In millions)
Technology	$57.9	$47.8	$10.1	5-7
Trade name/trademarks	26.2	8.0	18.2	2-20
Distributor network	10.1	5.4	4.7	10
Customer list	50.5	29.3	21.2	2-7
Patents	53.2	24.4	28.8	3-7
Non-compete agreements	13.0	10.6	2.4	2-5
Other	26.8	18.9	7.9	1-14

Total	$237.7	$144.4	$93.3	8	(1)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2008	Amounts	Amortization	Net	(In Years)
	(In millions)
Technology	$100.7	$45.3	$55.4	5-7
Trade name/trademarks	27.6	7.5	20.1	2-20
Distributor network	10.1	4.5	5.6	10
Customer list	63.8	24.7	39.1	2-7
Patents	44.1	18.5	25.6	3-7
Non-compete agreements	13.0	8.4	4.6	2-5
Other	28.1	17.4	10.7	1-14

Total	$287.4	$126.3	$161.1	7	(1)

(1)	Weighted average life.

     In connection with our plan to discontinue certain outdoor wireless coverage products, we recorded an intangible asset write-off of $3.4 million in the fourth quarter of fiscal 2008 related to patents and non-compete agreements. Amortization expense was $29.7 million, $41.2 million and $29.3 million for fiscal 2009, 2008 and 2007, respectively. Included in amortization expense is $23.5 million, $34.4 million and $24.0 million of acquired intangible amortization for fiscal 2009, 2008 and 2007, respectively. The estimated amortization expense for identified intangible assets is as follows for the periods indicated:

(In millions)
2010	$25.5
2011	17.6
2012	15.2
2013	9.7
2014	6.6
Thereafter	18.7

Total	$93.3

Note 8: Notes Payable
     Long-term debt as of September 30, 2009 and October 31, 2008 consist of the following:

	September 30, 2009	October 31, 2008
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$200.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	225.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	225.0

Total convertible subordinated notes	650.0	650.0

Other, variable rate, various due dates	1.6	3.3

Total debt	651.6	653.3
Less: Current portion of long-term debt	0.6	2.6

Long-term debt	$651.0	$650.7

     On December 26, 2007, we issued $450.0 million of 3.5% fixed rate convertible unsecured subordinated notes. The notes were issued in two tranches of $225.0 million each. The first tranche matures on July 15, 2015 (“2015 notes”), and the second tranche matures on July 15, 2017 (“2017 notes”). The notes are convertible into shares of common stock of ADC, based on, in the case of the 2015 notes, an initial base conversion rate of 37.0336 shares of common stock per $1,000 principal amount and, in the case of the 2017 notes, an initial base conversion rate of 35.0318 shares of common stock per $1,000 principal amount, in each case subject to adjustment in certain circumstances. This represents an initial base conversion price of approximately $27.00 per share in the case of the 2015 notes and approximately $28.55 per share in the case of the 2017 notes, representing a 75% and 85% conversion premium, respectively, based on the closing price of $15.43 per share of ADC’s common stock on December 19, 2007. In addition, if at the time of conversion the applicable stock price of ADC’s common stock exceeds the base conversion price, the conversion rate will be increased. The amount of the increase will be measured by a formula. The formula first calculates a fraction. The numerator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion less the initial base conversion price per share (i.e., approximately $27.00 in the case of the 2015 notes and approximately $28.55 in the case of the 2017 notes). The denominator of the fraction is the applicable stock price of ADC’s common stock at the time of conversion. This fraction is then multiplied by an incremental share factor, which is 27.7752 shares of common stock per $1,000 principal amount of 2015 notes and 29.7770 shares of common stock per $1,000 principal amount of 2017 notes. The notes of each series are subordinated to existing and future senior indebtedness of ADC.
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
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. As of September 30, 2009, we pledged $13.2 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     We estimate the fair market value of our long-term notes payable to be approximately $475.0 million and $350.0 million at September 30, 2009 and October 31, 2008, respectively.
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
     We have a shareowner rights plan intended to preserve the long-term value of ADC to our shareowners by discouraging a hostile takeover. Under the shareowner rights plan, each outstanding share of our common stock has an associated preferred stock purchase right. The rights are exercisable only if a person or group acquires 15% or more of our outstanding common stock. If the rights become exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase fractional shares of our preferred stock (each of which is the economic equivalent of one share of common stock) or stock of the company acquiring us at a price equal to one-half of the then-current value of our common stock. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with our Board of Directors prior to attempting a takeover. If our Board of Directors believes a proposed acquisition of ADC is in the best interests of ADC and our shareowners, our Board of Directors may amend the shareowner rights plan or redeem the rights for a nominal amount in order to permit the acquisition to be completed without interference from the plan.

Note 10: Income Taxes
     The components of the income (loss) from continuing operations before income taxes are:

	2009	2008	2007
	(In millions)
United States	$(350.5)	$(26.6)	$144.5
Foreign	(118.3)	(11.6)	(17.7)

Total income (loss) before income taxes	$(468.8)	$(38.2)	$126.8

     The components of the provision (benefit) for income taxes from continuing operations are:

	2009	2008	2007
		(In millions)
Current taxes:
Federal	$(1.2)	$(0.4)	$0.3
Foreign	3.8	2.4	8.3
State	0.2	0.6	0.5

	2.8	2.6	9.1

Deferred taxes:
Federal	(4.3)	4.4	(5.0)
Foreign	(1.6)	(0.8)	(0.8)
State	—	—	—

	(5.9)	3.6	(5.8)

Total (benefit) provision	$(3.1)	$6.2	$3.3

     We recorded an income tax provision (benefit) for discontinued operations, primarily related to the resolution of income tax contingencies of ($0.4) million and ($1.2) million during fiscal 2008 and 2007, respectively.
     As follows, the effective income tax rate differs from the federal statutory rate from continuing operations:

	2009	2008	2007
Federal statutory rate	35%	35%	35%
Change in deferred tax asset valuation allowance	(10)	(59)	(24)
Non-deductible impairment charges	(21)	—	—
State income taxes, net	—	—	1
Foreign income taxes	(2)	13	(11)
Other, net	(1)	(5)	2

Effective income tax rate	1%	(16)%	3%

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
     During fiscal 2009 capital loss carryforwards of $210.9 million expired. There was no impact to our tax provision because the reduction in the deferred tax asset relating to the capital loss carryforward was offset with a corresponding reduction in the valuation allowance.
     The following was the composition of deferred tax assets (liabilities) as of September 30, 2009 and October 31, 2008:

	2009	2008
	(In millions)
Current deferred tax assets:
Asset valuation reserves	$11.2	$17.6
Accrued liabilities	28.7	28.3
Net operating loss and tax credit carryover	—	7.0

Subtotal	39.9	52.9

	2009	2008
	(In millions)
Non-current deferred tax assets:
Intangible assets	176.3	188.4
Depreciation	16.6	15.8
Net operating loss and tax credit carryover	561.5	541.4
Capital loss carryover	1.4	212.4
Research and development	21.4	—
Investments and other	78.6	63.0

Subtotal	855.8	1,021.0

Total deferred tax assets	895.7	1,073.9

Current deferred tax liabilities:
Accrued liabilities	(1.8)	(3.6)

Subtotal	(1.8)	(3.6)

Non-current deferred tax liabilities:
Intangible assets	(19.7)	(45.7)
Investments and other	(9.4)	(9.2)

Subtotal	(29.1)	(54.9)

Total deferred tax liabilities	(30.9)	(58.5)

Net deferred tax assets	864.8	1,015.4
Deferred tax asset valuation allowance	(809.3)	(965.1)

Net deferred tax asset	$55.5	$50.3

     During the third quarter of fiscal 2002, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. A valuation allowance is required to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. As a result of the cumulative losses we incurred in prior years, we previously concluded that a nearly full valuation allowance should be recorded. Beginning in fiscal 2006, we determined that our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. As of September 30, 2009 we have recognized a total of $51.6 million of our U.S. deferred tax assets expected to be realized. During the past two years we have reported pre-tax losses. These losses have primarily been attributable to non-cash impairment charges, including the impairment of non deductible goodwill. We believe our demonstrated ability to generate U.S. income absent these charges is sufficient positive evidence to recognize the $51.6 million deferred tax asset. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that additional benefits will be realized with respect to our deferred tax assets, we will release additional valuation allowance. Also, certain events, including our actual results or changes to our expectations regarding future U.S. income or other negative evidence, may result in the need to increase the valuation allowance.
     The U.S. Internal Revenue Service has completed its examination of our federal income tax returns for all years prior to fiscal 2007. In addition, we are subject to examinations in several states and foreign jurisdictions.
     At September 30, 2009, federal and state net operating loss carryforwards of approximately $1,116.0 million and $65.4 million, respectively, were available to offset future income. Most of the federal net operating loss carryforwards expire between fiscal 2019 and fiscal 2029, and the state operating loss carryforwards expire between fiscal 2010 and fiscal 2029. Federal capital loss carryforwards which expire in fiscal 2010 were approximately $3.9 million. Federal and state credit carryforwards were approximately $51.0 and $18.0 million, respectively, and expire between fiscal 2010 and fiscal 2028. Foreign net operating loss carryforwards were approximately $197.0 million.
     Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At September 30, 2009, such earnings were approximately $27.4 million. The amount of unrecognized deferred tax liability on such earnings was approximately $6.3 million.
     In connection with our acquisition of LGC during fiscal 2008, we recorded $19.1 million of deferred tax assets and a valuation allowance of $19.1 million. In connection with our acquisition of Century Man during fiscal 2008, we recorded $0.4 million of income tax receivables and $2.1 million of deferred tax liabilities.

     As of September 30, 2009, the valuation allowance on deferred tax assets recorded in connection with our acquisitions was $37.8 million. The reversal of this valuation allowance in future years would be recorded as a reduction of noncurrent intangible assets in the amount of $18.7 million and a reduction of income tax provision in the amount of $19.1 million. However, with the adoption of ASC 805 Business Combinations effective October 1, 2009, any reversal of this valuation allowance will be recorded solely as a reduction of income tax provision.
     During fiscal 2009, our valuation allowance decreased from $965.1 million to $809.3 million. The decrease is comprised of ($210.9) related to expiration of capital loss carryforward, offset by the establishment of $46.4 million related to continuing operations and $8.7 million related to shareholders’ investment and other items.
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
  Uncertain Tax Positions
     Effective November 1, 2007, we adopted accounting guidance relating to accounting for uncertain tax positions, which provides new accounting guidance for recording the impact of potential tax return adjustments resulting from future examinations by the taxing authorities relating to uncertain tax positions taken in those returns.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

(In millions)
Balance at November 1, 2007	$34.8
Increases due to tax positions related to the current year	2.8
Decreases due to tax position of prior years	(0.2)
Impact of changes in exchange rates	(2.2)
Settlements with tax authorities	(1.1)
Reductions due to the lapse of the applicable statute of limitations	(6.5)

Balance at October 31, 2008	27.6

Increases due to tax positions related to the current year	5.0
Decreases due to tax positions of prior years	(1.7)
Impact of changes in exchange rates	1.7
Settlements with tax authorities	(3.6)
Reductions due to the lapse of the applicable statute of limitations	(7.7)

Balance at September 30, 2009	$21.3

     The total amount of unrecognized tax benefits at September 30, 2009, which, if recognized, would impact the effective tax rate, is $5.1 million. Interest and penalties related to unrecognized income tax benefits are recorded in income tax provision. Accrued interest and penalties related to unrecognized income tax benefits were $2.1 million and $2.4 million at September 30, 2009 and October 31, 2008, respectively. The total amount of interest and penalties included in the provision (benefit) for income tax is ($0.7) million and $0.3 million for fiscal 2009 and fiscal 2008, respectively.
     It is reasonably possible that a reduction in the range of $3.0 million to $8.9 million of unrecognized tax benefits may occur in the next twelve months as a result of resolutions of worldwide tax disputes.
     We file income tax returns at the federal and state levels and in various foreign jurisdictions. A summary of the tax years where the statute of limitations is open for examination by the taxing authorities is presented below:

Major Jurisdictions	Open Tax Years
Australia	2005-2009
China	2008-2009
Germany	2003-2009
Hong Kong	2002-2009
United Kingdom	2007-2009
United States	2007-2009

Note 11: Employee Benefit Plans
     Retirement Savings Plans: Employees in the United States and in many other countries are eligible to participate in defined contribution retirement plans. In the United States, we make matching contributions to the ADC Telecommunications, Inc. Retirement Savings Plan (“ADC RSP”). We match the first 6% an employee contributes to the plan at a rate of 50 cents for each dollar of employee contributions. In addition, depending on financial performance for the fiscal year, we may make a discretionary contribution of up to 120% of the employee’s salary deferral on the first 6% of eligible compensation. Employees are fully vested in all contributions at the time the contributions are made. The amounts charged to earnings for the ADC RSP were $3.7 million, $4.5 million and $6.1 million during fiscal 2009, 2008 and 2007, respectively. Based on participant investment elections, the trustee for the ADC RSP invests a portion of our cash contributions in ADC common stock. The inclusion of this investment in the ADC RSP is monitored by an independent fiduciary agent we have retained. In addition, we have other retirement savings plans in our global (non-U.S.) locations, which are aligned with local custom and practice. The amounts charged to earnings related to our global (non-U.S.) retirement savings plans were $6.3 million, $6.0 million and $6.5 million during fiscal 2009, 2008 and 2007, respectively.
     Pension Benefits: With our acquisition of KRONE, we assumed certain pension obligations of KRONE related to its German workforce. The KRONE pension plan is an unfunded general obligation of our German subsidiary (which is a common arrangement for German pension plans) and, as part of the acquisition, we recorded a liability of $62.8 million for this obligation as of October 31, 2004. As of September 30, 2009, we had a liability of $67.9 million for this obligation. We use a measurement date of September 30 for the plan. The plan was closed to employees hired after 1994. Accordingly, only employees and retirees hired before 1995 are covered by the plan. Pension payments will be made to eligible individuals upon reaching eligible retirement age, and the cash payments are expected to equal approximately the net periodic benefit cost.
     The following provides reconciliations of benefit obligations, plan assets and funded status of the KRONE pension plan:

	September 30,	October 31,
	2009	2008
	(In millions)
Change in benefit obligation
Beginning balance	$56.4	$71.3
Service cost	0.1	0.1
Interest cost	3.2	3.8
Actuarial gain	4.4	(8.3)
Foreign currency exchange rate changes	7.5	(6.0)
Benefit payments	(3.7)	(4.5)

Ending balance	$67.9	$56.4

Funded status of the plan
Plan assets at fair value less than benefit obligation	$(67.9)	$(56.4)

Amounts recognized in the Consolidated Balance Sheet
Liabilities
Current liability	$(4.3)	$(3.7)
Other long-term liability	(63.6)	(52.7)

Total liabilities	$(67.9)	$(56.4)

Accumulated other comprehensive (income) loss, pre-tax
Net (gain) loss	$(3.1)	$(7.1)

Total accumulated other comprehensive income	$(3.1)	$(7.1)

     Net periodic pension cost for fiscal 2009, 2008 and 2007 includes the following components:

	2009	2008	2007
	(In millions)
Service cost	$0.1	$0.1	$0.2
Interest cost	3.2	3.8	3.2
Amortization of net actuarial (gain)/loss	(0.1)	—	—

Net periodic pension cost	$3.2	$3.9	$3.4

     The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

	October 31,
	2009	2008	2007
Weighted average assumptions used to determine benefit obligations
Discount rate	5.50%	6.25%	5.25%
Compensation rate increase	2.50%	2.50%	2.50%
Weighted average assumptions used to determine net cost
Discount rate	6.25%	5.25%	4.50%
Compensation rate increase	2.50%	2.50%	2.50%
     Since the plan is an unfunded general obligation, we do not expect to contribute to the plan except to make the below described benefit payments.
     Expected future employee benefit plan payments:

(In millions)
2010	$4.1
2011	4.1
2012	4.2
2013	4.2
2014	4.3
Five Years Thereafter	$21.8
Note 12: Share-Based Compensation
     Share-based compensation recognized for fiscal 2009, 2008 and 2007 was $10.6 million, $17.2 million and $10.5 million, respectively. The share-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related share-based awards, except for performance-based awards. Share-based compensation expense related to performance-based awards is recognized only when it is probable that the awards will vest. Once this determination is made, the expense related to prior periods is recognized in the current period and the remaining expense is recognized ratably over the remaining vesting period. Thus, expense related to such awards can fluctuate significantly.
     As of September 30, 2009, a total of 6.4 million shares of ADC common stock were available for stock awards under our 2008 Global Stock Incentive Plan (the “2008 Stock Plan”). This total included shares of ADC common stock available for issuance as stock options, restricted stock units (including time-based and performance-based vesting) and other forms of stock-based compensation. The 2008 Stock Plan replaced the previous Global Stock Incentive Plan as amended and restated in December 2006, as well as all other previous share-based compensation plans. Shares issued as stock options each reduce the number of shares available to award by one share, while restricted stock units each reduce the number of shares available to award by 1.74 shares. All stock options granted under the 2008 Stock Plan were made at fair market value. Stock options granted under the 2008 Stock Plan generally vest over a four-year period.
     During fiscal 2009, 2008 and 2007, we granted 108,713, 318,164 and 305,485 performance-based restricted stock units, respectively, subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout the three fiscal years reach a targeted amount. In addition, we granted 209,832 performance-based restricted stock units during the fourth quarter of fiscal 2009, which vest in January 2012. The vesting of these restricted stock units is subject to the satisfaction of service criteria related to the Board’s succession planning process for the Chief Executive Officer position. Expense for performance-based restricted stock units are recognized on a straight-line basis from the grant date only if we believe we will achieve the performance threshold. We recorded $1.2 million, $6.4 million and $0.7 million of compensation expense during fiscal 2009, 2008 and 2007, respectively, related to grants that we believe will achieve the performance threshold.

     The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
		Weighted Average	Stock
	Stock Options	Exercise Price	Units
	(In millions)		(In millions)
Outstanding at October 31, 2006	6.6	$29.08	0.6
Granted	1.4	14.90	0.8
Exercised	(0.4)	(15.84)	—
Restrictions lapsed	—	—	(0.1)
Canceled	(0.9)	(36.07)	(0.2)

Outstanding at October 31, 2007	6.7	25.46	1.1

Granted	0.9	13.46	0.8
Exercised	(0.1)	(3.73)	—
Restrictions lapsed	—	—	—
Canceled	(0.7)	(31.62)	(0.1)

Outstanding at October 31, 2008	6.8	23.64	1.8

Granted	1.6	4.92	2.0
Exercised	—	—	—
Restrictions lapsed	—	—	—
Released	—	—	(0.3)
Canceled	(0.6)	26.87	(0.2)

Outstanding at September 30, 2009	7.8	$19.40	3.3

Exercisable at September 30, 2009	5.2	$24.27	—

     As of September 30, 2009, there were options to purchase 1.8 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $10.28. The following table contains details regarding our outstanding stock options as of September 30, 2009:

		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise	Number	Contractual Life	Exercise Price of	Number	Exercise Price of
Prices Between	Outstanding	(In Years)	Options Outstanding	Exercisable	Options Exercisable
$ 2.54 — 4.44	142,934	4.61	$3.62	135,734	$3.66
4.85 — 4.85	1,461,355	6.22	4.85	0	0.00
4.95 — 14.42	235,518	4.74	9.60	113,625	12.05
14.59 — 14.59	922,902	3.95	14.59	494,281	14.59
14.63 — 16.29	792,772	3.01	15.80	760,395	15.81
16.38 — 17.76	876,962	4.63	17.46	473,738	17.31
17.92 — 19.67	778,029	4.51	18.78	749,547	18.79
19.81 — 20.44	870,059	2.18	20.09	870,059	20.09
20.79 — 29.75	782,127	4.91	24.17	643,896	24.22
30.59 — 293.56	916,473	1.54	53.17	916,473	53.17

	7,779,131	4.06	$19.40	5,157,748	$24.27

     The weighted average estimated fair value of employee stock options granted was $2.29, $8.81 and $7.21 per share for fiscal 2009, 2008 and 2007, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	2009	2008	2007
Expected volatility	50.57%	44.05%	52.51%
Risk free interest rate	1.55%	2.98%	4.45%
Expected dividends	—	—	—
Expected term (in years)	4.7	4.7	4.6
     We based our estimate of expected volatility for awards granted in fiscal 2009 on monthly historical trading data of our common stock for a period equivalent to the expected life of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the employee stock awards. We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term. We do not anticipate declaring dividends in the foreseeable future. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.
     As of September 30, 2009, we have approximately $19.3 million of total compensation cost related to non-vested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.2 years.
     The following schedule summarizes changes in our nonvested awards at September 30, 2009:

		Stock Options	Restricted	Restricted Stock
		Weighted Average	Stock	Weighted Average
	Stock Options	Grant Date Fair Value	Units	Grant Date Fair Value
	(In millions)		(In millions)
Nonvested at October 31, 2008	2.0	$9.13	1.7	$17.50

Granted	1.6	2.29	2.0	5.44
Vested	(0.7)	9.78	(0.3)	21.13
Canceled	(0.3)	7.84	(0.2)	16.10

Nonvested at September 30, 2009	2.6	$6.60	3.2	$10.07

     The total fair value of restricted stock units vested was $1.4 million, $0.8 million, and $1.0 million for fiscal 2009, 2008 and 2007, respectively. The aggregate intrinsic value of stock options outstanding was $6.0 million, $0.4 million, and $8.3 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The aggregate intrinsic value of stock options exercisable was $0.6 million, $0.4 million, and $3.5 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year.
Note 13: Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) derives from foreign currency translation adjustments, unrealized gains (losses) and related adjustments on available-for-sale securities, hedging activities and adjustments to reflect our pension obligation. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. The components of accumulated other comprehensive loss are:

	Derivative	Foreign	Unrealized
	Instruments	Currency	Gain (Loss)
	and Hedging	Translation	On Investments,	Pension
	Activities	Adjustment	net	Adjustment	Total
	(In millions)
Balance, October 31, 2006	$—	$(5.9)	$—	$(4.3)	$(10.2)
Translation gain	—	7.8	—	—	7.8
Minimum pension liability adjustment	—	—	—	4.9	4.9
Adoption of new accounting guidance related to employee benefit plans	—	—	—	0.2	0.2

Balance, October 31, 2007	—	1.9	—	0.8	2.7
Translation loss	—	(21.9)	—	—	(21.9)
Pension obligation adjustment	—	0.9	—	6.3	7.2
Net change in fair value of interest rate swap	(2.8)	—	—	—	(2.8)
Unrealized gain on foreign currency hedge	0.2	—	—	—	0.2
Unrealized gain on securities	—	—	0.5	—	0.5

Balance, October 31, 2008	(2.6)	(19.1)	0.5	7.1	(14.1)
Translation gain	—	12.1	—	—	12.1
Pension obligation adjustment	—	(1.0)	—	(4.0)	(5.0)
Net change in fair value of interest rate swap	(9.4)	—	—	—	(9.4)
Unrealized gain on foreign currency hedge	0.2	—	—	—	0.2
Unrealized gain on auction-rate securities	—	—	2.3	—	2.3
Unrealized gain on other available-for-sale securities	—	—	0.5	—	0.5

Balance, September 30, 2009	$(11.8)	$(8.0)	$3.3	$3.1	$(13.4)

     There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance.
Note 14: Commitments and Contingencies
     Letters of Credit: As of September 30, 2009, we had $10.5 million of outstanding letters of credit. These outstanding commitments are fully collateralized by restricted cash.
     Operating Leases: Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2030. The rental expense included in the accompanying consolidated statements of operations was $19.3 million, $25.5 million and $25.3 million for fiscal 2009, 2008 and 2007, respectively.

     The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of September 30, 2009:

(In millions)
2010	$18.2
2011	13.6
2012	11.7
2013	9.2
2014	8.3
Thereafter	18.0

Total	$79.0

     The aggregate amount of future minimum rentals to be received under non-cancelable subleases as of September 30, 2009 is $16.5 million.
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of September 30, 2009, we had recorded approximately $6.6 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     On August 17, 2009, we met with representatives from the Office of the Inspector General of the United States where we disclosed a potential breach of the country of origin requirements for certain products sold under a supply agreement with the federal government’s General Services Administration. We self-reported this potential breach as a precautionary matter and it is unclear at this time whether any penalties will be imposed. Following the meeting, we provided the Office of the Inspector General with additional documentation related to this matter. We expect a further response from the Office of the Inspector General following its review of this information.
     Purchase Obligations: At September 30, 2009, we had non-cancelable commitments to purchase goods and services valued at $13.9 million, including items such as inventory and information technology support, $8.1 million of which are due within one year and $5.8 million within one to three years
     Other Contingencies: As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreements, primarily related to income tax contingencies or working capital adjustments. At this time, the obligations that are probable or estimable have been recorded.
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
     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over fiber-optic, copper (twisted pair), coaxial, and wireless media. These products provide the physical interconnections between network components and access points into networks.
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
     Other than in the U.S., no single country has property and equipment sufficiently material to disclose. We have two significant customers who each account for more than 10% of our net sales. In fiscal 2009, 2008 and 2007, AT&T accounted for approximately 20.4%, 16.0% and 15.4% of our sales, respectively. Verizon accounted for 17.7%, 16.5%, and 17.8% of our sales in fiscal 2009, 2008 and 2007, respectively. Revenue from AT&T and Verizon are included in each of the three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

					Restructuring,
		Network	Professional		Impairment and	GAAP
	Connectivity	Solutions	Services	Consolidated	Other Charges	Consolidated
	(In millions)
2009
External net sales:
Products	$787.1	$56.6	$35.7	$879.4	$—	$879.4
Services	—	16.7	100.6	117.3	—	117.3

Total external net sales	$787.1	$73.3	$136.3	$996.7	$—	$996.7

Depreciation and amortization	$57.3	$5.7	$3.4	$66.4	$—	$66.4
Operating income (loss)	$50.9	$(36.6)	$4.0	$18.3	$449.1	$(430.8)
2008
External net sales:
Products	$1,151.8	$98.8	$49.1	$1,299.7	$—	$1,299.7
Services	—	24.2	132.5	156.7	—	156.7

Total external net sales	$1,151.8	$123.0	$181.6	$1,456.4	$—	$1,456.4

Depreciation and amortization	$64.6	$14.2	$3.5	$82.3	$—	$82.3
Operating income (loss)	$117.2	$(41.1)	$0.8	$76.9	$15.2	$61.7
2007
External net sales:
Products	$1,071.8	$40.8	$57.6	$1,170.2	$—	$1,170.2
Services	—	—	106.5	106.5	—	106.5

Total external net sales	$1,071.8	$40.8	$164.1	$1,276.7	$—	$1,276.7

Depreciation and amortization	$60.8	$3.4	$3.8	$68.0	$—	$68.0
Operating income (loss)	$105.9	$(15.8)	$5.7	$95.8	$17.8	$78.0

     The fiscal 2007 restructuring, impairment and other column includes a $10.0 million contribution to the ADC Foundation.
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

Geographic Sales Information	2009	2008	2007
	(In millions)
Inside the United States	$590.8	$862.8	$803.8
Outside the United States:
Asia Pacific (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	95.1	146.2	124.3
China(1)	71.8	41.1	11.1
EMEA (Africa, Europe (Excluding Germany) and Middle East)	136.6	248.8	192.3
Germany(1)	33.6	51.5	50.2
Americas (Canada, Central and South America)	68.8	106.0	95.0

Total net sales	$996.7	$1,456.4	$1,276.7

Property and Equipment, Net:
Inside the United States	$107.6	$113.4
Outside the United States	55.8	63.7

Total property and equipment, net	$163.4	$177.1

(1)	Due to the significance of their net sales, China and Germany are broken out for geographic purposes. Other than in the U.S., no single country has property and equipment sufficiently material to disclose.
Note 16: Impairment, Restructuring, and Other Disposal Charges
     During fiscal 2009, 2008 and 2007, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of various product lines. The impairment and restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for fiscal 2009, 2008 and 2007, respectively:

	2009	2008	2007
	(In millions)
Impairments:
Fixed asset write-downs	$1.0	$0.7	$2.3
Goodwill and intangibles	413.9	—	—
Patents/intangibles	—	3.4	—

Total impairment charges	414.9	4.1	2.3

Restructuring charges:
Employee severance	33.1	10.4	4.7
Facilities consolidation and lease termination	1.1	0.7	0.8

Total restructuring charges	34.2	11.1	5.5

Other disposal charges: Inventory write-offs	0.6	14.0	8.9

Total impairment, restructuring and other disposal charges	$449.7	$29.2	$16.7

     Impairment Charges: See Note 7 to the financial statements for a discussion of the $413.9 million impairment of goodwill and intangible assets recorded in fiscal 2009. During fiscal 2009, $0.4 million of the impairment was related to the exiting of the Lexington, South Carolina production facility and $0.6 million was related to general fixed asset write-downs in our Berlin, Germany location. In fiscal 2008, we recorded impairment charges of $4.1 million primarily to write-off certain intangible assets related to the exit of some of our outdoor wireless product lines in our Network Solutions segment. In fiscal 2007, we recorded impairment charges of $2.3 million related primarily to internally developed capitalized software costs, the exiting of the ACX product line, and the Muggelheim facility, a commercial property in Germany formerly used by our services business.

Restructuring Charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During fiscal 2009 we expanded our restructuring efforts globally and continued to execute on our efforts to streamline our operations primarily through reductions in headcount. During fiscal 2009, 2008 and 2007, we terminated the employment of approximately 750, 550 and 200 employees, respectively, through reductions in force. At the end of fiscal 2009, we were still in the process of finalizing certain aspects of our restructuring efforts for fiscal 2010. We have accrued costs for efforts that are probable of occurring and for which the cost can be reasonably estimated. Accordingly, in fiscal 2009, we recorded $33.1 million of severance charges of which $12.8 million relates to certain components of our restructuring efforts which were considered probable and estimable and are expected to take place during fiscal 2010. As our fiscal 2010 restructuring efforts are finalized, we expect to record an additional severance charge of approximately $8.1 million for these efforts, most likely in the first or second quarter of fiscal 2010. The costs of these reductions have been and will be funded through cash from operations. These reductions have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2009, 2008 and 2007, we incurred charges of $1.1 million, $0.7 million and $0.8 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.
     Other Disposal Charges: In fiscal 2009, we recorded $0.6 million for the write-off of obsolete inventory related to the exiting of the Lexington, South Carolina production facility. In fiscal 2008 and fiscal 2007, we recorded $14.0 million and $8.9 million, respectively, for the write-off of obsolete inventory associated with exit activities. The inventory write-offs in fiscal 2008 consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the ACX product line. The inventory write-offs in fiscal 2007 consisted of $8.9 million related to our decision to exit the ACX product line. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of September 30, 2009 and October 31, 2008:

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	September 30,
Type of Charge	2008	Net Additions	Charges	2009
	(In millions)
Employee severance costs	$8.6	$33.1	$12.6	$29.1
Facilities consolidation	8.1	1.1	1.6	7.6

Total	$16.7	$34.2	$14.2	$36.7

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	October 31,
Type of Charge	2007	Net Additions	Charges	2008
	(In millions)
Employee severance costs	$5.1	$10.4	$6.9	$8.6
Facilities consolidation	11.8	0.7	4.4	8.1

Total	$16.9	$11.1	$11.3	$16.7

     The following is a schedule of future payments of accrued costs associated with employee severance and consolidation of facilities as of September 30, 2009:

	Severance	Facilities
	(In millions)
2010	$20.4	$2.1
2011	3.1	1.3
2012	2.4	1.2
2013	1.7	1.1
2014	1.0	1.0
Thereafter	0.5	0.9

Total	$29.1	$7.6

     Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 17: Fair Value Measurements and Auction-Rate Securities
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
     At September 30, 2009 and October 31, 2008, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, available-for-sale securities and accounts payable. The fair values of these financial instruments (except for auction-rate securities) approximated carrying value because of the nature of these instruments. In addition, we have long-term notes payable. The fair value of our notes payable is disclosed in Note 8.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$535.5	$535.5	$—	$—
Restricted cash	25.0	25.0	—	—
Long-term available-for-sale securities	75.4	51.1	—	24.3
Mexican peso currency hedge assets (included in prepaid and other current assets)	0.4	—	0.4	—

Total assets measured at fair value	$636.3	$611.6	$0.4	$24.3

Liabilities:
Interest rate swap liabilities (included in other accrued liabilities and other long-term liabilities)	$12.2	$—	$12.2	$—

Total liabilities measured at fair value	$12.2	$—	$12.2	$—

     The following table provides detail on the activity in the auction-rate securities balance as of September 30, 2009 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Balance as of October 31, 2008	$40.4
Total gains or losses (realized or unrealized)
Included in earnings (other income/(loss)	(18.4)
Included in other comprehensive income	2.3
Purchases, issuance, and settlements	—
Transfers in and /or out of Level 3	—

Balance as of September 30, 2009	$24.3

     As of September 30, 2009, we held auction rate securities totaling $169.8 million at par value, which are classified as available-for-sale securities and noncurrent assets on our condensed consolidated balance sheets. Contractual maturities for these auction rate securities range from 12 to 43 years. With the liquidity issues experienced in the global credit and capital markets, all of our auction-rate securities have experienced failed auctions. Due to the failed auction status and lack of liquidity in the market for our long-term auction-rate securities, the valuation methodology we utilized includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
Note 18: Derivative Instruments and Hedging Activities
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

As a result of our effectiveness assessment at September 30, 2009, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risks.
Cash flow hedges
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At September 30, 2009, we had open Mexican peso hedge contracts with notional amounts totaling $12.2 million and unrealized gains of $0.4 million. The peso hedge contracts consist of forward contracts to purchase the peso at previously determined exchange rates as well as the establishment of collars intended to limit our exposure to foreign currency fluctuations by entering into the purchase and sale of calls and puts at specific exchange rates which settle at the same time. These contracts, with maturities through July 2010, met the criteria for cash flow hedges and unrealized gains and losses, after tax, are recorded as a component of accumulated other comprehensive income.
     Interest rate swaps are entered into in order to manage interest rate risk associated with our variable-rate borrowings. We entered into the following interest rate swap agreement to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate as follows:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	4.0%	$200,000,000	June 2013
     This interest rate swap was designated as, and met the criteria of, a cash flow hedge. The fair value of the interest rate swap agreement on September 30, 2009 and October 31, 2008 was a liability of $12.2 million and $2.8 million, respectively.
     We are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2009 and October 31, 2008, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These did not meet the criteria for hedge accounting. The fair value of these hedges was nominal at September 30, 2009 and October 31, 2008.
     The following table provides detail on the activity of our derivative instruments as of September 30, 2009 (in millions):

Derivatives in cash flow hedging relationships	Interest rate swap(1)	Mexican peso hedge (2)	Total
Balance as of October 31, 2007	$—	$—	$—
Amount of loss recognized in OCI on derivative (effective portion)	(3.5)	0.2	(3.3)
Amount of loss reclassified from OCI into income (effective portion) (3)	0.7	—	0.7

Balance as of October 31, 2008	(2.8)	0.2	(2.6)
Amount of loss recognized in OCI on derivative (effective portion)	(13.0)	(0.4)	(13.4)
Amount of loss reclassified from OCI into income (effective portion) (3)	3.6	0.6	4.2

Balance as of September 30, 2009	$(12.2)	$0.4	$(11.8)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively. The short-term and long-term portions for October 31, 2008 were liabilities of $2.0 million and $0.8 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Gains and losses are reclassified to interest income (expense) for the interest rate swap and cost of goods sold for the Mexican peso hedge.
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

     As of September 30, 2009, we pledged $13.2 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     We expect all of the $0.4 million unrealized gain on our Mexican peso hedge and approximately $6.6 million of unrealized loss on our interest rate swap at September 30, 2009, to be reclassified into the income statement within the next 12 months.
     The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as		Amount of gain (loss) recognized
hedging instruments		in income on derivative
	Location of gain (loss)
	recognized in income on derivative	2009	2008	2007
Foreign currency hedges	Other income (expense), net	$(1.2)	$3.5	$(2.7)
Note 19: Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
2009
Net Sales	$254.3	$275.1	$283.4	$183.9	$996.7
Cost of Sales	175.6	185.0	184.7	121.6	666.9

Gross Profit	78.7	90.1	98.7	62.3	329.8
Operating Expenses:
Research and development	19.0	18.4	17.3	10.6	65.3
Selling and administration	71.9	66.1	62.9	45.3	246.2
Impairment charges	413.5	0.7	0.1	0.6	414.9
Restructuring charges	0.5	7.3	5.3	21.1	34.2

Total operating expenses	504.9	92.5	85.6	77.6	760.6

Operating Income (Loss)	(426.2)	(2.4)	13.1	(15.3)	(430.8)
Other Income (Expense), Net	(20.3)	(5.8)	(7.1)	(4.8)	(38.0)

Income (Loss) Before Income Taxes	(446.5)	(8.2)	6.0	(20.1)	(468.8)
Provision (Benefit) for Income Taxes	(4.0)	1.4	0.4	(0.9)	(3.1)
Income (Loss) From Continuing Operations	(442.5)	(9.6)	5.6	(19.2)	(465.7)
Discontinued Operations, Net of Tax	(0.3)	(1.3)	(6.4)	(0.6)	(8.6)

Net Income (Loss)	$(442.8)	$(10.9)	$(0.8)	$(19.8)	$(474.3)

Average Common Shares Outstanding — Basic	99.4	96.6	96.6	96.6	97.4

Average Common Shares Outstanding — Diluted	99.4	96.6	97.8	96.6	97.4

Basic Income (Loss) Per Share:
Continuing operations	$(4.45)	$(0.10)	$0.06	$(0.20)	$(4.78)

Discontinued operations	$—	$(0.01)	$(0.07)	$—	$(0.09)

Net Income (Loss)	$(4.45)	$(0.11)	$(0.01)	$(0.20)	$(4.87)

Diluted Income (Loss) Per Share:
Continuing operations	$(4.45)	$(0.10)	$0.06	$(0.20)	$(4.78)

Discontinued operations	$—	$(0.01)	$(0.07)	$—	$(0.09)

Net Income (Loss)	$(4.45)	$(0.11)	$(0.01)	$(0.20)	$(4.87)

Net Sales Outside the United States	$111.2	$109.7	$110.9	$74.1	$405.9

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
2008
Net Sales	$329.1	$393.2	$381.8	$352.3	$1,456.4
Cost of Sales	208.7	251.7	251.2	255.5	967.1

Gross Profit	120.4	141.5	130.6	96.8	489.3
Operating Expenses:
Research and development	19.5	21.8	21.7	20.5	83.5
Selling and administration	81.7	84.9	83.0	79.3	328.9
Impairment charges	—	—	—	4.1	4.1
Restructuring charges	1.2	1.0	0.1	8.8	11.1

Total operating expenses	102.4	107.7	104.8	112.7	427.6

Operating Income (Loss)	18.0	33.8	25.8	(15.9)	61.7
Other Income (Expense), Net	(44.9)	(15.9)	(9.5)	(29.6)	(99.9)

Income (Loss) Before Income Taxes	(26.9)	17.9	16.3	(45.5)	(38.2)
Provision (Benefit) for Income Taxes	1.5	1.9	2.9	(0.1)	6.2
Income (Loss) From Continuing Operations	(28.4)	16.0	13.4	(45.4)	(44.4)
Discontinued Operations, Net of Tax	1.1	0.3	1.7	(0.6)	2.5

Net Income (Loss)	$(27.3)	$16.3	$15.1	$(46.0)	$(41.9)

Average Common Shares Outstanding — Basic	117.6	117.7	117.7	115.4	117.1

Average Common Shares Outstanding — Diluted	117.6	118.2	118.3	115.4	117.1

Basic Income (Loss) Per Share:
Continuing operations	$(0.24)	$0.14	$0.11	$(0.39)	$(0.38)

Discontinued operations	$0.01	$—	$0.02	$(0.01)	$0.02

Net Income (Loss)	$(0.23)	$0.14	$0.13	$(0.40)	$(0.36)

Diluted Income (Loss) Per Share:
Continuing operations	$(0.24)	$0.14	$0.11	$(0.39)	$(0.38)

Discontinued operations	$0.01	$—	$0.02	$(0.01)	$0.02

Net Income (Loss)	$(0.23)	$0.14	$0.13	$(0.40)	$(0.36)

Net Sales Outside the United States	$131.1	$158.4	$168.3	$135.8	$593.6
  Fiscal Year Change
     Our quarters end on the last Friday of the calendar month for the respective quarter end.
     On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with our fiscal year 2009. As a result, our fiscal year 2009 was shortened from 12 months to 11 months and ended on September 30th.
     We are using this report to transition to a quarterly reporting cycle that corresponds to a September 30th fiscal year end. Therefore, for financial reporting purposes our fourth quarter of fiscal 2009 was shortened from the quarterly period ending October 31st to an approximate two month period ending September 30th.
  Discontinued Operations
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest APS France. All periods presented have been restated to reflect the treatment of APS Germany and APS France as discontinued operations.
Note 20: Subsequent Events
     On October 30, 2009, we completed the sale of our copper-based RF signal management product line to ATX Networks, Corp. (“ATX”). This sale supports our ongoing effort to compete more effectively in our areas of strategic focus, which include enhancing our core fiber technology for the Multiple System Operators market. ATX paid us $17.0 million in cash for the assets of the business other than trade receivables outstanding as of October 30th, which we retained. ATX placed $1.0 million of the purchase price into a third-party escrow account for 18 months to cover any indemnity claims made by ATX under the purchase agreement. We have identified net assets, primarily consisting of inventory, having a book value of approximately $1.0 million related to the sale of this product line, primarily comprised of finished goods and inventory in progress. ATX also assumed future product warranty liabilities of the business for product sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. In connection with the transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We expect to record a gain of $16.0 in connection with the transaction.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     During the last quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of September 30, 2009.
     Our internal control over financial reporting as of September 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
     We have audited ADC Telecommunications, Inc.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, ADC Telecommunications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of September 30, 2009 and October 31, 2008, and the related consolidated statements of operations, shareowners’ investment and cash flows for the eleven-month period ended September 30, 2009, and the years ended October 31, 2008 and 2007, and our report dated November 20, 2009, expressed an unqualified opinion thereon.
Ernst & Young LLP
Minneapolis, Minnesota
November 20, 2009

Item 9B.	OTHER INFORMATION
     None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The disclosure under Part I of Item 1 of this report entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.
     The sections entitled “Proposal 2 — Election of Directors,” “Standing Committees,” “Nominations” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2010 Annual Meeting of Shareowners, which will be filed with the SEC (the “Proxy Statement”), are incorporated in this report by reference.
     We have adopted a financial code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and all other ADC employees. This financial code of ethics, which is one of several policies within our Code of Business Conduct, is posted on our website. The Internet address for our website is www.adc.com, and the financial code of ethics may be found at www.investor.adc.com/governance.cfm.
     We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address and location specified above.

Item 11.	EXECUTIVE COMPENSATION
     The sections of the Proxy Statement entitled “Director Compensation” and “Executive Compensation” are incorporated in this report by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” are incorporated by reference into this report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The sections of the Proxy Statement entitled “Related Party Transaction Policies and Procedures” and “Governance Principles and Code of Ethics” are incorporated in this report by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The sections of the Proxy Statement entitled “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Registered Public Accounting Firm” are incorporated in this report by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Listing of Financial Statements
     The following consolidated financial statements of ADC are filed with this report and can be found in Item 8 of this report:
     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Operations for the fiscal years ended September 30, 2009 and October 31, 2008 and 2007

     Consolidated Balance Sheets as of September 30, 2009 and October 31, 2008
     Consolidated Statements of Shareowners’ Investment for the fiscal years ended September 30, 2009 and October 31, 2008 and 2007
     Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2009 and October 31, 2008 and 2007
     Notes to Consolidated Financial Statements
     Five-Year Selected Consolidated Financial Data for the years ended October 31, 2005 through September 30, 2009, is located in Item 6 of this report
Listing of Financial Statement Schedules
     The following schedules are filed with this report and can be found starting on page 90 of this report:
     Schedule II — Valuation of Qualifying Accounts and Reserves
     Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
Listing of Exhibits
     See Exhibit Index on page 91 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
By:	/s/ Robert E. Switz
Robert E. Switz
Chairman, President and Chief Executive Officer

Dated: November 20, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz Robert E. Switz	Chairman, President and Chief Executive Officer (principal executive officer)	Dated: November 20, 2009
/s/ James G. Mathews James G. Mathews	Vice President and Chief Financial Officer (principal financial officer)	Dated: November 20, 2009
/s/ Steven G. Nemitz Steven G. Nemitz	Vice President and Controller (principal accounting officer)	Dated: November 20, 2009
William R. Spivey*	Independent Lead Director
John J. Boyle III*	Director
Mickey P. Foret*	Director
Lois M. Martin*	Director
Krish A. Prabhu, PhD*	Director
John E. Rehfeld*	Director
David A. Roberts*	Director
Larry W. Wangberg*	Director
John D. Wunsch*	Director

*By:	/s/ James G. Mathews James G. Mathews
	Attorney-in-Fact	Dated: November 20, 2009

ADC TELECOMMUNICATIONS
SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year
	(In millions)
Fiscal 2009
Allowance for doubtful accounts & notes receivable	$17.3	$(4.2)	$2.2	$1.3	$14.0
Inventory reserve	50.7	—	15.4	24.1	42.0
Warranty accrual	8.9	(0.6)	(0.1)	1.9	6.3
Valuation allowance	965.1	0.5	46.5	202.8	809.3
Fiscal 2008
Allowance for doubtful accounts & notes receivable	$6.6	$10.2	$0.7	$0.2	$17.3
Inventory reserve	41.3	—	25.2	15.8	50.7
Warranty accrual	7.7	1.9	1.1	1.8	8.9
Valuation allowance	944.5	18.6	20.7	18.7	965.1
Fiscal 2007
Allowance for doubtful accounts & notes receivable	$10.1	$—	$(2.0)	$1.5	$6.6
Inventory reserve	35.1	—	21.1	14.9	41.3
Warranty accrual	9.0	—	1.1	2.4	7.7
Valuation allowance	974.1	—	(43.4)	(13.8)	944.5

EXHIBIT INDEX
     The following documents are filed as Exhibits to this report or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included that document.

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

2.6
Share Purchase Agreement dated November 12, 2007 between ADC Telecommunications (China) Limited, ADC Telecommunications, Inc., Frontvision Investment Limited, and the shareholders of Frontvision Investment Limited, as amended. (Incorporated by reference to Exhibit 2.6 of ADC’s Annual Report on Form 10-K for the year ended October 31, 2008.)

3.1
Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008. (incorporated by reference to Exhibit 3.1 of ADC’s Current Report on Form 8-K dated December 12, 2008.)

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

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

4.4
Indenture between ADC Telecommunications, Inc. and U.S. Bank National Association, as trustee, dated as of December 26, 2007 (including Form of Convertible Subordinated Note due 2015.) (Incorporated by reference to Exhibit 4.1 to ADC’s Current Report on Form 8-K dated December 19, 2007.)

4.5
Indenture between ADC Telecommunications, Inc. and U.S. Bank National Association, as trustee, dated as of December 26, 2007 (including Form of Convertible Subordinated Note due 2017.) (Incorporated by reference to Exhibit 4.2 to ADC’s Current Report on Form 8-K dated December 19, 2007.)

Exhibit
Number	Description
10.1†
ADC Telecommunications, Inc. Global Stock Incentive Plan, amended and restated as of December 12, 2006. (Incorporated by reference to Exhibit 10-a of ADC’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.2†	ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of ADC’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008.)

10.3†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2008. (Incorporated by reference to Exhibit 10-d of ADC’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.4†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2009. (Incorporated by reference to Exhibit 10.5 of ADC’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.5†
ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2009. (Incorporated by reference to Exhibit 10.6 of ADC’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.6†*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2010.

10.7†*	ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2010.

10.8†
ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-a to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.9†	ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.10†	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10.11†
ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002 and amended October 24, 2006. (Incorporated by reference to Exhibit 10-k to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and to ADC’s Current Report on Form 8-K dated October 30, 2006.)

10.12†
ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10.13†
Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10.14†
Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10.15†
ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10.16†
Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10.17†	ADC Telecommunications, Inc. 401(k) Excess Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.18†
Compensation Plan for Non-employee directors of ADC Telecommunications, Inc. (2007 Restatement). (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.19†
Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.20†
Amendment to Employment Agreement between ADC Telecommunications, Inc. and Robert E. Switz dated December 28, 2008. (Incorporated by reference to Exhibit 10.10 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

Exhibit
Number	Description
10.21†
Second Amendment to Employment Agreement between ADC Telecommunications, Inc. and Robert E. Switz dated July 1, 2009. (Incorporated by reference to Exhibit 99.1 to ADC’s Current Report on Form 8-K dated July 1, 2009.)

10.22†
ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004, and amended as of May 10, 2005. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

10.23†	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)

Exhibit
Number	Description
10.24†
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

10.25†
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

10.29†
Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-e to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10.30†
Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10.31†
Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the Compensation Plan for Non-Employee Directors prior to December 18, 2006. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10.32†
Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-gg to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.)

10.33†
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

Exhibit
Number	Description
10.37†
Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ff to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.38†
Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ii to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.39†
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

10.41†
Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.4 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.42†
Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.5 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.43†
Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. 2008 Global Stock Incentive Plan beginning March 7, 2008. (Incorporated by reference to Exhibit 10.6 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.44†
Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to Robert E. Switz under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan on December 23, 2008. (Incorporated by reference to Exhibit 99.1 of ADC’s Current Report on Form 8-K dated December 23, 2008.)

10.45†
Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to Robert E. Switz under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan on December 23, 2008. (Incorporated by reference to Exhibit 99.2 of ADC’s Current Report on Form 8-K dated December 23, 2008.)

10.46†
Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.5 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.47†
Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.6 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.48†
Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.7 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.49†
Form of ADC Telecommunications, Inc. Three-Year Performance-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.8 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.50†
Form of ADC Telecommunications, Inc. Three-Year Performance-Based Cash Unit Award Agreement provided to employees with respect to restricted cash unit grants made under the ADC Telecommunications, Inc. 2008 Global

Exhibit
Number	Description
Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.9 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.51†
Form of Performance-Based Restricted Stock Unit Award Agreement dated September 30, 2009 between ADC Telecommunications, Inc. and Robert E. Switz. (Incorporated by reference to Exhibit 99.1 to ADC’s Current Report on Form 8-K dated October 2, 2009.)

10.52†
Form of Two-Year Performance Based Restricted Stock Unit Rights Award Agreement dated September 30, 2009. (Incorporated by reference to Exhibit 99.2 to ADC’s Current Report on Form 8-K dated October 2, 2009.)

10.53†	Form of Three-Year Time Based Restricted Stock Unit Award Agreement dated September 30, 2009. (Incorporated by reference to Exhibit 99.3 to ADC’s Current Report on Form 8-K dated October 2, 2009.)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of ADC Telecommunications, Inc.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney.

31.1*	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).

32*	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.
We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.