Form 10-Q
period 2010-01-01
ADC TELECOMMUNICATIONS INC
filed 2010-02-09
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $.20 par value: 96,970,509 shares as of February 5, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	January 1,	September 30,
	2010	2009
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$558.5	$535.5
Available-for-sale securities	51.0	—
Accounts receivable, net of reserves of $9.9 and $9.8	171.6	180.1
Unbilled revenue	14.9	17.5
Inventories, net of reserves of $40.0 and $41.8	123.9	124.6
Prepaid and other current assets	30.1	33.3
Assets of discontinued operations	—	9.8

Total current assets	950.0	900.8
Property and equipment, net of accumulated depreciation of $417.7 and $410.1	158.3	162.8
Restricted cash	22.6	25.0
Goodwill	5.6	0.2
Intangibles, net of accumulated amortization of $151.0 and $144.4	89.0	93.3
Long-term available-for-sale securities	23.2	75.4
Other assets	87.4	86.1

Total assets	$1,336.1	$1,343.6

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$0.6	$0.6
Accounts payable	73.6	83.0
Accrued compensation and benefits	55.1	57.8
Other accrued liabilities	70.6	63.8
Income taxes payable	3.3	5.9
Restructuring accrual	27.0	22.5
Liabilities of discontinued operations	0.5	2.5

Total current liabilities	230.7	236.1
Pension obligations and other long-term liabilities	95.4	95.6
Long-term notes payable	650.9	651.0

Total liabilities	977.0	982.7

ADC Shareowners’ Investment
Total ADC’s Shareowners’ Investment (96.8 and 96.6 shares outstanding, respectively)	354.3	356.2
Non-Controlling Interest	4.8	4.7

Total Shareowners’ Investment	359.1	360.9

Total liabilities and shareowners’ investment	$1,336.1	$1,343.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended
	January 1, 2010	December 26, 2008
	(In millions, except earnings per share)
Net Sales:
Products	$228.0	$263.4
Services	37.6	36.3

Total net sales	265.6	299.7
Cost of Sales:
Products	144.8	197.2
Services	28.7	28.2

Total cost of sales	173.5	225.4

Gross Profit	92.1	74.3

Operating Expenses:
Research and development	16.3	17.0
Selling and administration	70.6	69.2
Impairment charges	0.1	4.1
Restructuring charges	9.2	8.5

Total operating expenses	96.2	98.8

Operating Loss	(4.1)	(24.5)
Other Income (Expense), Net	9.1	(28.0)

Income (Loss) before income taxes	5.0	(52.5)
Provision (Benefit) for income taxes	1.4	(4.1)

Income (Loss) from continuing operations	3.6	(48.4)
Discontinued Operations, Net of Tax:
Loss from discontinued operations	(14.6)	(2.0)

Net Loss	(11.0)	(50.4)
Net Income (Loss) Available to Non-controlling Interest	(0.2)	0.7

Net Loss Available to ADC Common Shareowners	$(11.2)	$(49.7)

Comprehensive Earnings Available to ADC Common Shareowners	$(7.7)	$(71.0)
Comprehensive Earnings Available to Non-controlling Interest	0.1	(1.2)

Comprehensive Earnings	$(7.6)	$(72.2)

Weighted Average Common Shares Outstanding (Basic)	96.6	105.5

Weighted Average Common Shares Outstanding (Diluted)	97.9	105.5

Basic Income (Loss) Per Share:
Continuing operations available to ADC common shareowners	$0.04	$(0.46)

Discontinued operations available to ADC common shareowners	$(0.16)	$(0.01)

Net loss per share available to ADC common shareowners	$(0.12)	$(0.47)

Diluted Income (Loss) Per Share:
Continuing operations available to ADC common shareowners	$0.04	$(0.46)

Discontinued operations available to ADC common shareowners	$(0.15)	$(0.01)

Net loss per share available to ADC common shareowners	$(0.11)	$(0.47)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended
	January 1, 2010	December 26, 2008
	(In millions)
Operating Activities:
Income (Loss) from continuing operations	$3.6	$(48.4)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities from continuing operations:
Inventory write-offs	3.0	18.4

Write-down of intangibles and fixed assets	—	4.1
Write-down of available-for-sale investments	—	26.4
Restructuring charges	9.2	8.5
Depreciation and amortization	15.6	19.0
Provision for bad debt	—	1.4
Change in warranty reserves	0.4	2.3
Non-cash stock compensation	6.4	4.1
Change in deferred income taxes	(0.3)	(0.1)
Gain on sale of property and equipment	—	(0.9)
Gain on sale of RF signal management product line	(15.9)	—
Other, net	(0.1)	12.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues decrease	13.3	33.9
Inventories increase	(2.5)	(6.1)
Prepaid and other assets increase	(4.3)	(3.4)
Accounts payable decrease	(9.4)	(4.9)
Accrued liabilities decrease	(3.0)	(47.6)

Total cash provided by operating activities from continuing operations	16.0	19.5
Total cash (used for) provided by operating activities from discontinued operations	(1.7)	2.5

Total cash provided by operating activities	14.3	22.0

Investing Activities:
Acquisitions, net of cash acquired	(0.2)	2.7
Divestitures, net of cash disposed	12.7	—
Property, equipment and patent additions	(6.7)	(9.2)
Proceeds from disposal of property and equipment	—	4.4
Decrease in restricted cash	2.3	(1.8)
Sale of available-for-sale securities	2.0	11.8

Total cash provided by investing activities	10.1	7.9

Financing Activities:
Payments of financing costs	(1.5)	—
Debt payments	(0.2)	(0.9)
Common stock repurchase	—	(101.2)

Total cash used for financing activities	(1.7)	(102.1)

Effect of Exchange Rate Changes on Cash	0.3	(8.8)

Increase (Decrease) in Cash and Cash Equivalents	23.0	(81.0)
Cash and Cash Equivalents, beginning of period	535.5	601.9

Cash and Cash Equivalents, end of period	$558.5	$520.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the quarter ended January 1, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     During the first quarter of fiscal 2010, our Board of Directors approved a plan to divest the business related to our GSM base station and switching business (“GSM base station and switching business”). During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our professional services business in Germany (“APS Germany”). During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). These businesses were classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of December, March and June, respectively, and our fiscal year ends on September 30.
     Due to the change in our fiscal year end date from October 31st to September 30th, which was completed in fiscal 2009, the financial statements and financial comparisons included in this Form 10-Q relate to the three-month period ended January 1, 2010 and the three-month period ended December 26, 2008. The financial results for the three-month period ended December 26, 2008 have been recast to allow for comparison based on our new fiscal periods.
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
     The following table provides detail on the activity in the warranty reserve accrual balance as of January 1, 2010:

	Accrual	Charged to costs		Accrual
	September 30, 2009	and expenses	Deductions	January 1, 2010
		(In millions)
Warranty Reserve	$6.2	$0.4	$0.3	$6.3
     Share-Based Compensation
     Share-based compensation recognized under Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share-Based Payment: An amendment of FASB Statement No. 123 and 95” for the three months ended January 1, 2010 and December 26, 2008 was $6.4 million and $4.1 million, respectively. The increase in share-based compensation for the three months ended January 1, 2010 was due primarily to an expense adjustment to recognize the difference between actual and estimated forfeitures related to grants that completely vested during the first quarter of fiscal 2010.
Summary of Significant Accounting Policies
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Recently Adopted Accounting Pronouncements
     Business combinations and non-controlling interests
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to business combinations and non-controlling interests in consolidated financial statements. In addition to other changes in practice, the guidance requires the acquiring entity in a business combination to recognize and measure all assets acquired and liabilities assumed at their respective acquisition date fair values. The guidance also requires non-controlling (minority) interests in a subsidiary to be reported as equity in the financial statements, separate from the parent’s equity. We have adopted this guidance effective October 1, 2009. We have reclassified financial statement line items within our condensed consolidated balance sheets and statements of operations for the prior period to conform to the non-controlling interest guidance. Additionally, see Notes 10 and 11 for disclosures reflecting the impact of the new guidance on our reconciliations of comprehensive income and equity, respectively.
     Fair Value Measurements
     In September 2006, the FASB issued new accounting guidance related to fair value measurements. In February 2008, the FASB issued guidance delaying the effective date for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this guidance effective October 1, 2009. The adoption of the guidance had no material impact on our consolidated financial statements.
     In August 2009, the FASB issued guidance regarding measuring liabilities at fair value. This guidance clarifies how the fair value of a liability should be determined. Among other things, the guidance clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. We adopted this guidance effective October 1, 2009. The adoption of this guidance had no material impact on our consolidated financial statements.
     Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)
     In May 2008, the FASB issued accounting guidance that clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The accounting guidance requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The guidance requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on debt to be recognized as part of interest expense. The guidance requires retrospective application to the terms of the instruments as they existed for all periods presented. We adopted the guidance effective October 1, 2009. The adoption of the guidance did not impact our consolidated financial statements because our convertible debt cannot be settled in cash.
     Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock
     In June 2008, the FASB issued accounting guidance regarding determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance provides that the entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. We adopted the guidance effective October 1, 2009. The adoption of the guidance had no material impact on our consolidated financial statements.
Note 2: Discontinued Operations
     GSM Base Station and Switching Business
     On December 31, 2009, we divested substantially all of the assets related to our GSM base station and switching business to Altobridge Limited (“Altobridge”). In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services that we are to provide. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $12.8 million.

     Assets/Liabilities Measured on a Non-Recurring Basis
During the three months ended January 1, 2010, in connection with the sale of our GSM base station and switching business we wrote down the value of inventory and fixed assets having carrying amounts of $6.4 million and $0.5 million respectively, to a nominal amount, respectively in accordance with the agreement which is believed to qualify as a category Level 2, Significant other observable input. Accordingly, the amounts written off were recognized as part of the loss on sale of this business.
     APS Germany
     During the fourth quarter of fiscal 2008, our Board approved a plan to divest APS Germany. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated APS Germany to telent Investments Limited for a cash purchase price of $3.3 million, subject to a customary working capital adjustment. During the fourth quarter of fiscal 2009, we recorded an additional loss on sale of $0.6 million as a result of the working capital adjustment, resulting in a total loss on sale of $5.2 million. During the first quarter of fiscal 2010 we made a payment of $0.6 million to satisfy the working capital adjustment.
     APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on this sale of $27.3 million. During the first quarter of fiscal 2010 we recognized income of $0.5 million within discontinued operations resulting from the reversal of a tax accrual that had reached its statute of limitations associated with APS France.
     The financial results of the GSM base station and switching business, APS Germany, and APS France are reported separately as discontinued operations for all periods presented in accordance with the accounting guidance related to discontinued operations. The following are the financial results of the GSM base station and switching business, APS Germany, and APS France included in discontinued operations:

	Three Months Ended
	January 1,	December 26,
	2010	2008
	(In millions)
Net sales	$2.3	$3.9

Loss from discontinued operations, net of tax	(1.8)	(2.0)
Loss on sale of discontinued operations, net of tax	(12.8)	—

Total loss from discontinued operations, net of tax	$(14.6)	$(2.0)

Note 3: Net Income (loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share from continuing operations:

	Three Months Ended
	January 1,	December 26,
	2010	2008
	(In millions, except
	per share amounts)

Numerator:
Income (loss) from continuing operations	$3.6	$(48.4)

Denominator:
Weighted average common shares outstanding — basic	96.6	105.5
Employee options and other	1.3	—

Weighted average common shares outstanding — diluted	97.9	105.5

Basic Income (loss) per share from continuing operations available to ADC common shareowners	$0.04	$(0.46)

Diluted Income (loss) per share from continuing operations available to ADC common shareowners	$0.04	$(0.46)

     Excluded from the dilutive securities described above are employee stock options to acquire 6.5 million and 6.8 million shares for the three months ended January 1, 2010 and December 26, 2008, respectively. These exclusions are made if either the exercise prices of these options are greater than the average market price of the common stock for the period or if we have net losses. Both of these situations have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of our outstanding convertible notes (described in detail below). Under this method, we add back the interest expense and the amortization of financing expenses on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. The following is our convertible debt:

Convertible Subordinated Notes	Convertible Shares	Conversion Price
	(In millions)
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	$28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	27.00
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	28.55

Total	23.3

     The 2013 notes are evaluated separately by adding back the appropriate interest expense and amortization of financing expenses and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense and amortization of financing expenses from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three months ended January 1, 2010 and December 26, 2008 because of their anti-dilutive effect.
Note 4: Inventories
     Our inventories are:

	January 1,	September 30,
	2010	2009
	(In millions)
Manufactured products	$111.7	$111.9
Purchased materials	46.5	48.6
Work-in-process	5.7	5.9
Less: Inventory reserve	(40.0)	(41.8)

Total inventories, net	$123.9	$124.6

Note 5: Property and Equipment
     Our property and equipment are:

	January 1,	September 30,
	2010	2009
	(In millions)
Land and buildings	$136.5	$135.5
Machinery and equipment	391.8	390.3
Furniture and fixtures	37.9	38.0
Less: Accumulated depreciation	(417.7)	(410.1)

Total	148.5	153.7
Construction-in-progress	9.8	9.1

Total property and equipment, net	$158.3	$162.8

Note 6: Investments
     As of January 1, 2010 and September 30, 2009, our available-for-sale securities were:

				Other-Than-
				Temporary
	Cost	Unrealized	Realized	Impairment	Fair
	Basis	Gain	Loss	Loss	Value
			(In millions)
January 1, 2010
Corporate bonds	$50.7	$0.3	$—	$—	$51.0
Auction-rate securities	167.1	0.9	—	—	23.2	(1)

Total available-for-sale securities	$217.8	$1.2	$	$	$74.2

September 30, 2009
Corporate bonds	$50.7	$0.4	$—	$—	$51.1
Equity securities	0.1	0.1	0.1	—	—
Auction-rate securities	169.8	2.3	—	(18.4)	24.3	(2)

Total available-for-sale securities	$220.6	$2.8	$0.1	$(18.4)	$75.4

(1)	Net of cumulative unrealized gains of $3.8 million and other-than-temporary losses of $148.4 million

(2)	Net of cumulative unrealized gains of $2.9 million and other-than-temporary losses of $148.4 million
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
     As of January 1, 2010, we held auction-rate securities with a fair value of $23.2 million and an original par value of $167.1 million, which are classified as long-term. Contractual maturities for these auction rate securities range from 12 to 43 years. During the three months ended January 1, 2010 we recorded no other-than-temporary impairment charges related to the auction-rate securities we hold. During the eleven months ended September 30, 2009, we recorded $18.4 million of other-than-temporary losses on our auction rate securities.
     Due to the failed auction status and lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on the following factors: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
     Current capital market conditions have reduced our ability to liquidate our remaining auction-rate securities. We may not be able to liquidate additional auction-rate securities until either a future auction is successful or we decide to sell the securities in a secondary market. A secondary market sale of any of these securities potentially could result in a further loss.
     We have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. Our arbitration hearing presently is scheduled to take place during June, 2010. Lehman Brothers sold us all other auction-rate securities that we hold. We have made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities. We are uncertain whether we will recover any of our losses associated with these securities sold to us by Merrill Lynch and Lehman Brothers at this time.
     During fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). The contractual maturity of these notes is December 1, 2010, and, as a result, these holdings are classified as short-term available-for-sale securities.
     During fiscal 2009, we invested an additional $1.2 million in ip.access, Ltd., a U.K.-based company. During fiscal 2007 and fiscal 2008, we paid $8.1 million and $4.0 million, respectively, for the purchase of a non-controlling interest in ip.access Ltd. This investment was accounted for under the cost method and is included in the other assets line item of the balance sheet. The carrying amount of our investment in ip.access, Ltd. was $13.3 million at January 1, 2010 and September 30, 2009.
     We regularly evaluate the recoverability of these investments based on the performance and financial position of these companies.
     After evaluating the recoverability of our cost method investments during 2009, we recorded a $3.0 million other-than-temporary impairment of our entire investment in E-Band Communications Corporation.
Note 7: Goodwill and Intangible Assets
     Goodwill is tested for impairment annually, or more frequently if potential interim indicators exist that could result in an impairment. We perform impairment reviews at a business unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each business unit. Our three operating segments, Connectivity, Network Solutions and Professional Services are considered the business units. An impairment loss generally would be recognized when the carrying amount of the business unit’s net assets exceeds the estimated fair value of the business unit.
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount.
     We recorded charges of $4.1 million to impair certain intellectual property and fixed assets associated with our legacy outdoor wireless product lines that were shutdown during the three-month period ended December 26, 2008.
     The following are changes in the carrying amount of goodwill for the three months ended January 1, 2010:

		Network
	Connectivity	Solutions	Total
		(In millions)
Balance as of September 30, 2009	$0.2	$—	$0.2

Century Man 2009 Earn-out	5.4	—	5.4

Balance as of January 1, 2010	$5.6	$—	$5.6

As of January 1, 2010, we recorded an accrual of $5.4 million related to the second year of our Century Man acquisition earn-out, including an amount related to the change in foreign exchange rates of $0.4 million, as certain financial results were achieved by the acquired business. These amounts were recorded as increases to goodwill associated with the acquisition.
Note 8: Notes Payable
     The following details our long-term debt as of January 1, 2010 and September 30, 2009:

	January 1, 2010	September 30, 2009
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$200.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	225.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	225.0

Total convertible subordinated notes	650.0	650.0

Other, variable rate, various due dates	1.5	1.6

Total debt	651.5	651.6
Less: Current portion of long-term debt	0.6	0.6

Long-term debt	$650.9	$651.0

     We estimate the fair market value of our long-term notes payable to be approximately $493.2 million and $476.2 million at January 1, 2010 and September 30, 2009, respectively.

Credit Facility
     On December 18, 2009, we entered into a new asset-backed revolving credit facility with Wachovia Bank National Association in the initial amount of up to $75.0 million (the “Loan Agreement”). Drawings under the Loan Agreement may be used for general operating, working capital and other corporate purposes. Additionally, availability under the credit facility may be used to issue letters of credit or to secure hedging obligations. Along with the parent company, two U.S. -based subsidiaries are borrowers under the Loan Agreement, and four other U.S.-based subsidiaries provide guarantees of obligations under the facility.
     The revolving credit facility has a scheduled expiration of March 15, 2013 and is secured by various U.S. assets including accounts receivable, inventory, and machinery and equipment. We also granted a security interest in the capital stock of the two subsidiary borrowers and one of the guarantors. Borrowings under the facility will rank on parity in right of payment with all other senior indebtedness that may be outstanding from time to time. Availability of borrowings is based on measurements of accounts receivable and inventory less standard reserves. The credit facility size may be increased up to $100.0 million, subject to certain terms and conditions.
     Under the Loan Agreement, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and investments located in the U.S. plus availability under the credit facility, equal to $150.0 million. Additionally, when borrowing availability under the facility drops below a specified level, we must maintain a fixed charge coverage ratio, defined as consolidated EBITDA divided by the sum of certain fixed payments, of 1.0. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Restrictions on repurchases of debt and equity and payment of cash dividends are contingent upon ADC maintaining certain levels of liquidity. As of January 1, 2010 we were in compliance with all covenants under the Loan Agreement.
     Borrowings under the facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the facility. The amount available under the facility will fluctuate based on seasonality of our sales and the value of any hedging obligations secured under the facility. As of January 1, 2010, there were no borrowings outstanding. As of January 1, 2010, we have deferred $1.7 million of financing fees, $1.5 million of which was incurred during the three months ended January 1, 2010, related to this facility which will be amortized as interest expense over the term of the facility.
Note 9: Income Taxes
     Our income tax expense of $1.4 million for the three months ended January 1, 2010 and our income tax benefit of $4.1 million for the three months ended December 26, 2008, primarily relate to foreign income taxes.
     As of January 1, 2010, our net deferred tax assets were $867.0 million with a related valuation allowance of $811.2 million. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. We establish a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and record periodic adjustments to the valuation allowance when there are changes in the evidence of realizability. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021.
     As of January 1, 2010, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $21.0 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4.9 million. Interest and penalties related to unrecognized income tax benefits are recorded in the income tax provision and the amount accrued at January 1, 2010 totaled $2.1 million.
Note 10: Comprehensive Income (Loss)
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments and unrealized gains (losses) and related adjustments on available-for-sale securities, hedging activities and non-controlling interests.

     The components of comprehensive income (loss) are:

	Three Months Ended
	January 1,	December 26,
	2010	2008
	(In millions)
Net loss available to ADC common shareowners	$(11.2)	$(49.7)
Change in cumulative translation adjustment	1.5	(9.6)
Unrealized gain (loss) on interest rate swap	1.2	(15.1)
Unrealized gain/(loss) on foreign currency hedge	0.2	(2.8)
Pension obligation adjustment, net	—	6.4
Unrealized gain on securities	0.6	(0.2)

Total comprehensive loss available to ADC common shareowners	(7.7)	(71.0)

Comprehensive earnings (loss) available to non-controlling interests	0.1	(1.2)

Total comprehensive loss	$(7.6)	$(72.2)

     There is no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 11: Changes in Shareowners’ Equity
The following are changes in shareowners’ equity for the three months ended January 1, 2010:

	ADC Common	Non-controlling
	Shareowners	Interests	Total
			(In millions)
Balance as of September 30, 2009	$356.2	$4.7	$360.9

Net Income (loss)	(11.0)	(0.2)	(11.2)
Other Comprehensive Income (loss)	3.3	0.3	3.6

Total Other Comprehensive Income (loss)	(8.7)	0.1	(8.6)
Common Stock	—	—	—
Treasury Stock	—	—	—
Paid in capital	5.8	—	5.8

Shareholders’ equity, January 1, 2010	$354.3	$4.8	$359.1

Note 12: Segment and Geographic Information
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

     Our Network Solutions products help improve coverage and capacity for wireless networks and broadband access for wireline networks. These products improve signal quality, increase coverage and capacity, enhance the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireline and wireless services. Applications for these products include in-building solutions and outdoor coverage solutions.
     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 23.4% and 22.5% of our sales in the three months ended January 1, 2010 and December 26, 2008, respectively. In addition, for the three months ended January 1, 2010 and December 26, 2008, Verizon represented 11.4% and 17.7%, respectively, of our net sales. Revenues from AT&T and Verizon are included in each of the three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
				(In millions)
Three Months Ended January 1, 2010
External net sales:
Products	$200.2	$18.4	$9.4	$228.0	—	$228.0
Services	1.3	6.8	29.5	37.6	—	37.6

Total external net sales	$201.5	$25.2	$38.9	$265.6	—	$265.6

Depreciation and amortization	$13.7	$1.1	$0.8	$15.6	—	$15.6
Operating income (loss)	$9.5	$(4.8)	$0.4	$5.1	$(9.2)	$(4.1)
Three Months Ended December 26, 2008
External net sales:
Products	$234.7	$16.7	$12.0	$263.4	—	$263.4
Services	—	6.4	29.9	36.3	—	36.3

Total external net sales	$234.7	$23.1	$41.9	$299.7	—	$299.7

Depreciation and amortization	$15.6	$2.6	$0.8	$19.0	—	$19.0
Operating income (loss)	$0.4	$(14.7)	$2.4	$(11.9)	$(12.6)	$(24.5)
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

	Three Months Ended
	January 1,	December 26,
	2010	2008
	(In millions)
Geographic Sales Information:
Inside the United States	$153.5	$168.5
Outside the United States:
Asia Pacific (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	28.8	31.1
China (1)	23.2	18.7
EMEA (Europe (excluding Germany), Middle East and Africa)	34.1	45.8
Germany (1)	8.7	11.2
Americas (Canada, Central and South America)	17.3	24.4

Total net sales	$265.6	$299.7

Property and Equipment, Net: (2)
Inside the United States	$105.2
Outside the United States	53.1

Total property and equipment	$158.3

(1)	Due to the significance of their sales, China and Germany are broken out for geographic purposes.

(2)	Other than the U.S., no single country has property and equipment sufficiently material to disclose.

Note 13: Impairment and Restructuring Charges
     During the three months ended January 1, 2010 and December 26, 2008, we continued our initiatives to improve operating performance by restructuring and streamlining our operations and cost structure. As a result, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of various product lines. The impairment and restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for the three months ended January 1, 2010 and December 26, 2008, respectively:

	Three Months Ended
	January 1,	December 26,
	2010	2008
	(In millions)
Impairments:
Fixed asset write-downs	$0.1	$0.7
Intangibles	—	3.4

Total impairment charges	0.1	4.1

Restructuring charges:
Employee severance	9.0	8.0
Facilities consolidation and lease termination	0.2	0.5

Total restructuring charges	9.2	8.5

Other disposal charges: Inventory write-offs	—	14.0

Total impairment, restructuring and other disposal charges	$9.3	$26.6

     Impairment Charges: During the three-months ended January 1, 2010, we recorded impairment charges of $0.1 million related to fixed assets. We recorded charges of $4.1 million to impair certain intellectual property and fixed assets associated with our legacy outdoor wireless product lines that were shutdown during the three-month period ended December 26, 2008.
     Restructuring Charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended January 1, 2010, 264 employees were impacted by reductions in force, mainly in our Connectivity segment in the Asia-Pacific region. We also recorded charges due to revised estimates associated with previously announced EMEA workforce reductions. During the three months ended December 26, 2008, 545 employees were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     We are still in the process of finalizing certain aspects of our restructuring efforts that were announced in August 2009 and updated in our Form 10-K for the fiscal year ended September 30, 2009. We originally estimated that these restructuring efforts would result in charges of $24 million to $34 million and would impact an estimated 350 to 400 positions globally. As we prepared our financial results for the first quarter of fiscal 2010, we determined that based on actions completed through January 1, 2010 and actions currently planned to occur in fiscal 2010, restructuring charges associated with these efforts are now expected to be between $35 million and $42 million and impact an estimated 400 to 450 positions globally. We currently expect these restructuring efforts to be completed in late fiscal 2010.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended January 1, 2010 and December 26, 2008, we incurred charges of $0.2 million and $0.5 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower estimated sublease income.
     Other Disposal Charges: During the three months ended December 26, 2008, we recorded $14.0 million for the write-off of obsolete inventory associated with exit activities. The inventory write-offs consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect (“ACX”) product line. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of January 1, 2010:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	September 30, 2009	Additions	Charged to accrual	January 1, 2010
	(In millions)
Employee severance costs	$29.1	$9.0	$4.7	$33.4
Facilities consolidation	7.6	0.2	0.4	7.4

Total restructuring accrual	$36.7	$9.2	$5.1	$40.8

     The following is a schedule of future payments of accrued costs associated with employee severance and consolidation of facilities as of January 1, 2010:

	Severance	Facilities
	(In millions)
2010	$24.3	$1.6
2011	3.0	1.4
2012	2.6	1.2
2013	1.8	1.2
2014	1.1	1.0
Thereafter	0.6	1.0

Total	$33.4	$7.4

     Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 14: Other Income (Expense), Net
     Other Income (Expense), net is:

	Three months ended
	January 1,	December 26,
	2010	2008
	(In millions)
Interest income on investments	$1.2	$5.2
Interest expense on borrowings	(6.7)	(6.8)

Interest income (expense), net	(5.5)	(1.6)
Impairment loss on available-for-sale securities	—	(26.4)
Foreign exchange loss	(1.2)	(1.0)
Gain on sale of fixed assets	—	0.9
Gain on sale of product line	15.9	—
Other, net	(0.1)	0.1

Subtotal	14.6	(26.4)

Total Other Income (Expense), net	$9.1	$(28.0)

     The change in net interest income (expense) predominately is due to significantly lower interest income on cash investments.
     As of January 1, 2010, we held auction-rate securities with a fair value of $23.2 million and an original par value of $167.1 million. During the three months ended January 1, 2010, we realized a gain of $0.2 million on the sale of certain of our investments in auction rate securities which had a par value of $2.7 million and an adjusted cost basis of $1.8 million, upon receiving proceeds of $2.0 million. During the three months ended January 1, 2010, no additional impairment charges were recorded related to our auction rate securities. During the three months ended December 26, 2008, we recorded impairment charges of $26.4 million to reduce the carrying value of certain auction-rate securities we hold. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     The $0.9 million gain on the sale of fixed assets recorded during the three months ended December 26, 2008 primarily was related to the sale of our Cheltenham facility located in the U.K.
     On October 30, 2009, we completed the sale of our copper-based RF signal management product line to ATX. This sale of a non-strategic product line supports our ongoing effort to focus our Connectivity resources on fiber-based technology. For this sale ATX paid us $17.0 million in cash, including $1.0 million that was placed into a third-party escrow account. The assets sold consisted of inventory, fixed assets, and intellectual property. ATX assumed future product warranty liabilities for products sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. As part of the sale transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We recorded a gain of $15.9 million in connection with the transaction within Other Income (Expense), net.
Note 15: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of January 1, 2010, we had recorded $6.7 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
     Change of Control: We maintain certain employee benefits, including severance to key employees, in the event of a change of control.
Note 16: Fair Value Measurements
     SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact business and consider assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
     SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes the following three levels of inputs that may be used to measure fair value:

Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. Our assets utilizing Level 1 inputs include money market funds and certain available-for-sale securities that are traded in an active market with sufficient volume and frequency of transactions.
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
     At January 1, 2010 and September 30, 2009, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, notes receivable, available-for-sale securities and accounts payable. The fair values of these financial instruments (except for auction-rate-securities) approximated carrying values because of the nature of these instruments. In addition, we have long-term notes payable, the fair value of which is disclosed in Note 8.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of January 1, 2010 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	January 1,	Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$558.5	$558.5	$—	$—
Available-for-sale securities	51.0	51.0	—	—
Restricted cash	22.6	22.6	—	—
Foreign currency hedges	0.3	0.3	—	—
Long-term available-for-sale securities (auction-rate securities)	23.2	—	—	23.2

Total assets measured at fair value	$655.6	$632.4	$—	$23.2

Liabilities:
Interest rate swap liabilities (included in other noncurrent liabilities)	11.0	—	11.0	—

Total liabilities measured at fair value	$11.0	$—	$11.0	$—

     The following table provides detail on the activity related to the auction-rate securities balance as of January 1, 2010 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Beginning balance	$24.3
Total gains or losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	0.9
Purchases, sales, issuance, and settlements	(2.0)
Transfers in and /or out of Level 3	—

Ending balance	$23.2

     Due to the failed auction status and lack of liquidity in the market for our long-term available-for-sale securities, the valuation methodology we utilized includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on the following factors: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
Note 17: Derivative Instruments and Hedging Activities
     Our results of operations may be impacted materially by changes in interest rates and foreign currency exchange rates. In an effort to manage our exposure to these risks, we periodically enter into various derivative instruments, including interest rate hedges and foreign currency hedges. We are required to recognize all derivative instruments as either assets or liabilities at fair value on our consolidated balance sheets and to recognize certain changes in the fair value of derivative instruments in our consolidated statements of operations.
     We perform, at least quarterly, both a prospective and retrospective assessment of the effectiveness of our hedge contracts, including assessing the possibility of counterparty default. If we determine that a derivative is no longer expected to be highly effective, we discontinue hedge accounting prospectively and recognize subsequent changes in the fair value of the hedge in earnings.
     As a result of our effectiveness assessment at January 1, 2010, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risks.
Cash flow hedges
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and our capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At January 1, 2010, we had open Mexican peso hedge contracts with notional amounts totaling $7.2 million and unrealized gains of $0.6 million. Generally our peso hedge contracts have consisted of forward contracts to purchase the peso at previously determined exchange rates as well as the establishment of collars intended to limit our exposure to foreign currency fluctuations by entering into the purchase and sale of calls and puts at specific exchange rates that settle at the same time. These contracts, with maturities through July 2010, met the criteria for cash flow hedges.

As a result, unrealized gains and losses, after tax, are recorded as a component of accumulated other comprehensive income.
     Interest rate swaps are entered into in order to manage interest rate risk associated with our variable-rate borrowings. We entered into the following interest rate swap agreement to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	4.0%	$200,000,000	June 2013
     This interest rate swap was designated as, and met the criteria of, a cash flow hedge. The fair value of the interest rate swap agreement on January 1, 2010 and September 30, 2009 was a liability of $11.0 million and $12.2 million, respectively.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At January 1, 2010 and September 30, 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These did not meet the criteria for hedge accounting. The fair value of these hedges was nominal at January 1, 2010 and September 30, 2009.
     The following table provides detail on the activity of our derivative instruments as of January 1, 2010 (in millions):

Derivatives in cash flow hedging relationships	Interest rate swap (1)	Mexican peso hedge (2)	Total
Balance as of September 30, 2009	$(12.2)	$0.4	$(11.8)
Amount of (gain) loss recognized in OCI on derivative (effective portion)	(0.3)	0.2	(0.1)
Amount of (gain) loss reclassified from OCI into income (effective portion) (3)	1.5	(0.3)	1.2

Balance as of January 1, 2010	$(11.0)	$0.3	$(10.7)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for January 1, 2010 were liabilities of $6.6 million and $4.4 million, respectively. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Gains and losses are reclassified to interest income (expense) for the interest rate swap and cost of goods sold for the Mexican peso hedge.
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is recognized immediately in other (expense) income in our consolidated statements of operations.
     As of January 1, 2010, we pledged $11.3 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the forward LIBOR.
     We expect all of the $0.6 million unrealized gain on our Mexican peso hedge and approximately $7.2 million of unrealized loss on our interest rate swap at January 1, 2010, to be reclassified into the income statement within the next 12 months.
     The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as		Amount of gain (loss) recognized
hedging instruments		in income on derivative
	Location of gain (loss)	Three months ended
	recognized in income on derivative	January 1, 2010	December 26, 2008
Foreign currency hedges	Other income (expense), net	$(0.1)	$3.4

Note 18: Common Stock Repurchase Plan
     On August 12, 2008, our Board of Directors approved a share repurchase program for up to $150.0 million. The program provided that share purchases could commence beginning in September 2008 and continue until the earlier of the completion of $150.0 million in share repurchases or July 31, 2009. In early December 2008, we completed this $150.0 million repurchase program at an average price of $7.04 per share. We purchased 21.3 million shares under the program.
Note 19: Subsequent Events
     We evaluated subsequent events through our filing date of February 9, 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are a leading global provider of broadband communications network infrastructure products and related services. Our products offer comprehensive solutions that enable the delivery of high-speed Internet, data, video and voice communications over wireline, wireless, cable, enterprise and broadcast networks. These products include fiber-optic, copper and coaxial based frames, cabinets, cables, connectors and cards, wireless capacity and coverage solutions, network access devices and other physical infrastructure components. Our products and services are deployed primarily by communications service providers and owners and operators of private enterprise networks. Our products are used mainly at the “edge” of communications networks where Internet, data, video and voice traffic are linked from the serving office of a communications service provider to the end-user of communication services.
     We also provide professional services to our customers. These services help our customers plan, deploy and maintain Internet, data, video and voice communication networks. We also assist our customers in their integration of broadband communications equipment used in wireline, wireless, cable and enterprise networks. By providing these services, we have additional opportunities to sell our products.
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
     We have the following three reportable business segments:
•	Connectivity

•	Network Solutions

•	Professional Services
     Our Connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over fiber-optic, copper (twisted pair), coaxial, and wireless media. These products provide the physical interconnections between network components and access points into networks.
     Our Network Solutions products help improve coverage and capacity for wireless networks. These products improve signal quality, increase coverage and capacity into expanded geographic areas, enhance the delivery and capacity of networks, and help reduce the capital and operating costs of delivering wireless services. Applications for these products include in-building solutions, outdoor coverage solutions, and cell site amplifiers.

     Our Professional Services business provides integration services for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
Marketplace Conditions
     In response to the adverse impacts of the global economic downturn on our business, we have taken and continue to take significant steps to lower our operating cost structure. These actions, which include reductions in our global work force, an increased use of resources in low cost locations, and the consolidation of facilities and activities, are designed to adjust our operations appropriately to lower levels of demand from our customers, while also allowing us to continue to invest for the future. We also have realigned and refocused our resources on our most strategic initiatives through the rationalization or sale of certain product and service offerings. Over the last several quarters, we have discontinued certain outdoor wireless coverage product lines and completed the sale of APS Germany professional, our copper-based RF signal management product line and our GSM base station and switching product lines. We rationalized or sold these businesses in part because we did not believe they were strategic to our ongoing operations.
     Depending on the severity and length of the global economic downturn and its impact on our business, we may determine that it is appropriate to take additional actions to reduce costs and further rationalize our product and service offerings in the future. We cannot provide assurance that these initiatives will achieve their stated goals of producing a more efficient and effective operation with a lower cost structure and improved financial performance.
Industry Conditions
     Over the longer term, we believe that the ever-increasing consumption of bandwidth will continue to drive an ongoing migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “edge” of the network where our products and services primarily are used and where constraints in the high-speed delivery of communications services are most likely to occur. For us to participate as fully as possible in this evolution we must focus a significant amount of our resources on the development and sale of next-generation network infrastructure products.
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide are becoming increasingly dependent on broadband, multi-service communications networks to conduct a wide range of daily communications tasks (e.g., emails with large amounts of data, teleconferencing, social networking, video streaming and photo sharing).

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered over the same high-speed network.
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
     Next-generation network investment by communications service providers has tended to come in the form of large, multi-year projects, and these significant projects have attracted many equipment vendors, including us. We believe that it is important for us to participate in these projects to grow our business. We therefore have focused our strategy on the products that will be used in these projects. These include central office fiber-based equipment, wireless coverage and capacity equipment, and equipment to aid the deployment of fiber-based networks closer to the ultimate customer (i.e., fiber to the node, curb, residence, cell site, or business, which we collectively refer to as our “FTTX” products).
     Spending on these next-generation initiatives by our customers has not resulted in significant aggregate overall spending increases on all categories of network infrastructure equipment. In fact, total spending on network infrastructure equipment has decreased over the past twelve to eighteen months due to the impact of the economic downturn. Even prior to the current economic downturn, industry observers anticipated that in the next few years overall global spending on communications infrastructure equipment would be relatively flat. Over the long-term, we therefore believe our ability to compete in the communications equipment marketplace depends in significant part on whether we can continue to develop and market next-generation network infrastructure products effectively.
Strategy
     Given conditions in the global economy and our industry, we believe we must continue to focus on the following business priorities to advance our market goals:
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
     Operational Excellence and Low Cost Industry Leadership. We continue to implement initiatives designed to better align our business with changing macro-economic and market conditions. We believe this will enable us to meet the needs of our global customer base more efficiently and effectively. These initiatives are designed to reduce our operating cost structure and improve organizational efficiency through a variety of actions that include, among others, relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas and implementing new operating methods designed to uncover increased operational efficiencies.
     These initiatives have yielded significant ongoing cost savings to our operations since fiscal 2006 and have allowed us to manage effectively through the global economic downturn. For instance, during fiscal 2009, as a result of these initiatives, we kept our gross margins in line with fiscal 2008 margins despite substantially lower sales volumes. In addition, these savings have helped to generate leverage in our operating model and to offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement these initiatives is subject to numerous risks and uncertainties and no assurance can be given that this strategy will continue to be successful. In addition, our gross profit percentages will continue to fluctuate from period to period due to several factors, including, but not limited to, sales volume, raw material and freight costs, product mix and the impact of future potential efficiency and cost saving initiatives.
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
     We also seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value added resellers. We have over 500 value-added reseller partners worldwide. In addition, we are expanding our relationships with distributors to make our products more readily available to a wider base of customers worldwide.

     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Results of Operations
     Due to the change in our fiscal year end date from October 31st to September 30th, which was completed in fiscal 2009, the financial statements and financial comparisons included in this Form 10-Q relate to the three-month period ended January 1, 2010 and the three-month period ended December 26, 2008. The financial results for the three-month period ended December 26, 2008 have been recast to allow for comparison based on our new fiscal periods.
Net Sales
     The following table shows net sales and expense items from continuing operations for the three months ended January 1, 2010 and December 26, 2008:

			Percentage Increase
	January 1,	December 26,	(Decrease) Between
	2010	2008	Periods
		(In millions)
Net sales	$265.6	$299.7	(11.4)%
Cost of sales	173.5	225.4	(23.0)
Gross profit	92.1	74.3	24.0
Gross margin	34.7%	24.8%
Operating expenses:
Research and development	16.3	17.0	(4.1)
Selling and administration	70.6	69.2	2.0
Impairment charges	0.1	4.1	(97.6)
Restructuring charges	9.2	8.5	8.2

Total operating expenses	96.2	98.8	(2.6)

Operating loss	(4.1)	(24.5)	83.3
Operating margin	(1.5)%	(8.2)%
Other income (expense), net:
Interest income, net	(5.5)	(1.6)	(243.8)
Other, net	14.6	(26.4)	155.3%

Income before income taxes	5.0	(52.5)
Provision (benefit) for income taxes	1.4	(4.1)

Income from continuing operations	$3.6	$(48.4)

     The following table sets forth our net sales for the three months ended January 1, 2010 and December 26, 2008, for each of our business units:

			Percentage
	January 1,	December 26,	Increase (Decrease)
Reportable Segment	2010	2008	Between Periods
	(In millions)
Connectivity
Products	$200.2	$234.7	(14.7)%
Services	1.3	—	—

Total Connectivity	201.5	234.7	(14.1)

Network Solutions:
Products	18.4	16.7	10.2
Services	6.8	6.4	6.3

Total Network Solutions	25.2	23.1	9.1

Professional Services:
Products	9.4	12.0	(21.7)
Services	29.5	29.9	(1.3)

Total Professional Services	38.9	41.9	(7.2)

Total Net Sales	$265.6	$299.7	(11.4)%

     Our net sales decreased by 11.4% for the three months ended January 1, 2010 compared to the three months ended December 26, 2008 primarily due to the global economic downturn the impact of which began to accelerate during the three month period ended December 26, 2008.
     Connectivity net sales decreased from $234.7 million during the three months ended December 26, 2008 to $201.5 million during the three months ended January 1, 2010. In addition to the impact of the global economic downturn on our net sales in all geographic regions, this decrease was driven by reduced spending on FTTX initiatives by a major customer in the U.S. We presently expect this customer’s spending on these initiatives to remain at these reduced levels. These decreases were offset partially by stronger net sales in China primarily due to government stimulus spending in that country.
     Network Solutions net sales increased from $23.1 million during the three months ended December 26, 2008 to $25.2 million during the three months ended January 1, 2010. The increase was driven by growth in our new outdoor wireless products and an increase in services revenue due to the completion of several large projects during the first quarter of fiscal 2010.
     Professional Services net sales decreased from $41.9 million during the three months ended December 26, 2008 to $38.9 million during the three months ended January 1, 2010. This was due to a general decrease in spending as customers delayed and reduced capital expenditures in the wake of the global economic downturn.
     International sales comprised 42.2% and 43.8% of our net sales for the three months ended January 1, 2010 and December 26, 2008, respectively. This decrease as a percent of sales is due to the fact that our EMEA and Latin America operations were impacted more significantly by the global economic downturn. As a result of significant international sales, our net sales have been positively impacted in recent quarters from the relative weakening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates positively impacted first quarter 2010 sales by approximately $8.5 million versus the first quarter of fiscal 2009.
     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 23.4% and 22.5% of our sales in the three months ended January 1, 2010 and December 26, 2008, respectively. In addition, for the three months ended January 1, 2010 and December 26, 2008, Verizon represented 11.4% and 17.7%, respectively, of our net sales. Revenue from AT&T and Verizon are included in each of the three reportable segments.
Gross Profit
     During the three months ended January 1, 2010 and December 26, 2008, our gross profit percentages were 34.7% and 24.8%, respectively. The increase in gross margins was attributable largely to approximately $14.0 million in inventory-related charges in our Network Solutions and Connectivity segments in the first quarter of fiscal 2009 caused by the shutdown of certain outdoor wireless and copper-based connectivity product lines. In addition, our cost reduction efforts and continuous improvement initiatives, which were expanded and accelerated as a result of the global economic downturn impacting our net sales, have driven significant year-over-year cost savings.
Operating Expenses
     Total operating expenses for the three months ended January 1, 2010 and December 26, 2008 represented 36.2% and 33.0% of net sales, respectively. As discussed below, operating expenses include research and development expenses, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for the three months ended January 1, 2010 and December 26, 2008 represented 6.1% and 5.7% of net sales, respectively. This increase as a percent of sales is due to lower net sales volumes. Research and development expenses decreased to $16.3 million in the first quarter of fiscal 2010 from $17.0 million in the first quarter of fiscal 2009. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.

     Selling and administration: Selling and administration expenses for the three months ended January 1, 2010 and December 26, 2008 represented 26.6% and 23.1% of net sales, respectively. This increase as a percent of sales is due to lower net sales volumes. Selling and administration expenses were $70.6 million in the first quarter of fiscal 2010, which represented a slight increase from $69.2 million in the first quarter of fiscal 2009, as higher stock-based compensation expense was offset by cost reductions from our global restructuring programs.
     Restructuring charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three months ended January 1, 2010, 264 employees were impacted by reductions in force, mainly in our Connectivity segment in the Asia-Pacific region. We also recorded charges due to revised estimates associated with previously announced EMEA workforce reductions. During the three months ended December 26, 2008, 545 employees in were impacted by reductions in force. The costs of these reductions have been and will be funded through cash from operations.
     We are still in the process of finalizing certain aspects of our restructuring efforts that were announced in August 2009 and updated in our Form 10-K for the fiscal year ended September 30, 2009. We originally estimated that these restructuring efforts would result in charges of $24 million to $34 million and would impact an estimated 350 to 400 positions globally. As we prepared our financial results for the first quarter of fiscal 2010, we determined that based on actions completed through January 1, 2010 and actions currently planned to occur in fiscal 2010, restructuring charges associated with these efforts are now expected to be between $35 million and $42 million and impact an estimated 400 to 450 positions globally. We currently expect these restructuring efforts to be completed in late fiscal 2010.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months ended January 1, 2010 and December 26, 2008, we incurred charges of $0.2 million and $0.5 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower estimated sublease income.
     Other Disposal Charges: During the three months ended December 26, 2008, we recorded $14.0 million for the write-off of obsolete inventory associated with exit activities. The inventory write-offs consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect (“ACX”) product line. All inventory charges were recorded as cost of goods sold.
     Impairments: During the three-months ended January 1, 2010, we recorded impairment charges of $0.1 million related to fixed assets. We recorded charges of $4.1 million to impair certain intellectual property and fixed assets associated with our legacy outdoor wireless product lines that were shutdown during the three-months ended December 26, 2008.
Other Income (Expense), Net
     Other Income (Expense), net is:

	Three months ended
	January 1,	December 26,
	2010	2008
	(In millions)
Interest income on investments	$1.2	$5.2
Interest expense on borrowings	(6.7)	(6.8)

Interest income (expense), net	(5.5)	(1.6)
Impairment loss on available-for-sale securities	—	(26.4)
Foreign exchange loss	(1.2)	(1.0)
Gain on sale of fixed assets	—	0.9
Gain on sale of product line	15.9	—
Other, net	(0.1)	0.1

Subtotal	14.6	(26.4)

Total Other Income (Expense), net	$9.1	$(28.0)

The change in net interest income (loss) predominately is due to significantly lower interest income on cash investments.
     As of January 1, 2010, we held auction-rate securities with a fair value of $23.2 million and an original par value of $167.1 million. During the three months ended January 1, 2010, we realized a gain of $0.2 million on the sale of certain of our investments in auction rate securities, which had a par value of $2.7 million and an adjusted cost basis of $1.8 million, upon receiving proceeds of $2.0 million. During the three months ended January 1, 2010, no additional impairment charges were recorded related to our auction rate securities. During the three months ended December 26, 2008, we recorded impairment charges of $26.4 million to reduce the carrying value of certain auction-rate securities we hold. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     The $0.9 million gain on the sale of fixed assets recorded during the three months ended December 26, 2008 was primarily related to the sale of our Cheltenham facility located in the U.K.
     On October 30, 2009, we completed the sale of our copper-based RF signal management product line to ATX. This sale of a non-strategic product line supports our ongoing effort to focus our resources on fiber-based technology. ATX paid us $17.0 million in cash, including $1.0 million that was placed into a third-party escrow account, for the assets sold, which primarily consisted of inventory, fixed assets, and intellectual property. ATX assumed future product warranty liabilities for products sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. As part of the sale transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We recorded a gain of $15.9 million in connection with the transaction within Other Income (Expense), net.
     Income Taxes
     Our tax expense of $1.4 million for the three months ended January 1, 2010 and our income tax benefit of $4.1 million for the three months ended December 26, 2008, primarily relate to foreign income taxes.
     The following table represents our effective income tax rate:

	Three Months Ended
	January 1, 2010	December 26, 2008
	(In millions, except tax rates)
Provision (Benefit) For Income Taxes	$1.4	$(4.1)
Income (Loss) Before Income Taxes	$5.0	$(52.5)
Effective income tax rate	28.0%	7.8%
     Our effective income tax rate is affected by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a description of the accounting standards related to our recording of the valuation allowance. In addition, our effective income tax rate for the three months ended January 1, 2010 was impacted by items discrete to the reporting period such as the $15.9 million gain reported on the sale of the RF signal management product line. Tax expense was not recorded for the gain because the deferred tax asset utilized by the gain has been offset with a decrease in a corresponding valuation allowance. The impact of the gain on our effective tax rate is discrete to the period in which the gain was recorded and will not impact our effective tax rate in future periods.
     Our effective income tax rate for the three months ended December 26, 2008 was impacted by items discrete to the reporting period such as impairment charges on available-for-sale-securities. No tax benefit was recorded for the impairment charges because the deferred tax asset created by the impairment charges has been offset by a full valuation allowance.
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

Discontinued Operations
 GSM Base Station and Switching Business
     On December 31, 2009, we divested substantially all of our assets related to our GSM base station and switching business to Altobridge. In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services that we are to provide. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $12.8 million.
  APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, subject to a working capital adjustment. During the fourth quarter of fiscal 2009, we recorded an additional loss on sale of $0.6 million as a result of a working capital adjustment, resulting in a total loss on sale of $5.2 million. During the first quarter of fiscal 2010 we made a payment on the working capital adjustment of $0.6 million.
 APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on this sale of $27.3 million. During the first quarter of fiscal 2010 we recognized income of $0.5 million within discontinued operations resulting from the release of a tax accrual that had reached its statute of limitations associated with APS France.
Application of Critical Accounting Policies and Estimates
     A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Recently Adopted Accounting Pronouncements
     Business combinations and non-controlling interests
     In December 2007, the FASB issued new accounting guidance related to business combinations and non-controlling interests in consolidated financial statements. In addition to other changes in practice, the guidance requires the acquiring entity in a business combination to recognize and measure all assets acquired and liabilities assumed at their respective acquisition date fair values. The guidance also requires non-controlling (minority) interests in a subsidiary to be reported as equity in the financial statements, separate from the parent’s equity. We have adopted this guidance effective October 1, 2009. We have reclassified financial statement line items within our condensed consolidated balance sheets and statements of operations for the prior period to conform to the non-controlling interest guidance. Additionally, see Notes 10 and 11 for disclosures reflecting the impact of the new guidance on our reconciliations of comprehensive income and equity, respectively.
  Fair Value Measurements
     In September 2006, the FASB issued new accounting guidance related to fair value measurements. In February 2008, the FASB issued guidance delaying the effective date for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this guidance effective October 1, 2009. The adoption of this guidance had no material impact on our consolidated financial statements.

     In August 2009, the FASB issued guidance regarding measuring liabilities at fair value. This guidance clarifies how the fair value of a liability should be determined. Among other things, the guidance clarifies how the price of a traded debt security (i.e., an asset value) should be considered in estimating the fair value of the issuer’s liability. We adopted this guidance effective October 1, 2009. The adoption of this guidance had no material impact on our consolidated financial statements.
     Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)
     In May 2008, the FASB issued accounting guidance that clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The accounting guidance requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The guidance requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on debt to be recognized as part of interest expense. The guidance requires retrospective application to the terms of the instruments as they existed for all periods presented. We adopted the guidance effective October 1, 2009. The adoption of the guidance did not impact on our consolidated financial statements because our convertible debt cannot be settled in cash.
     Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock
     In June 2008, the FASB issued accounting guidance regarding determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance provides that the entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. We adopted the guidance effective October 1, 2009. The adoption of the guidance had no material impact on our consolidated financial statements.
Liquidity and Capital Resources
     Liquidity
     Cash and cash equivalents not subject to restrictions were $558.5 million at January 1, 2010, an increase of $23.0 million compared to $535.5 million as of September 30, 2009. This increase was driven primarily by net proceeds of $16.0 million related to the sale of our RF signal management product line and cash generated from operations. The $51.0 million of short-term available-for-sale securities represents notes that are highly liquid and backed by a guarantee from the FDIC.
     Current capital market conditions have reduced our ability to liquidate our remaining auction-rate securities significantly, although we did complete the sale of one investment during the first quarter of fiscal 2010. As of January 1, 2010, we held auction-rate securities with a fair value of $23.2 million and an original par value of $167.1 million, which are classified as long-term. We will not be able to liquidate additional auction-rate securities until either a future auction is successful or we decide to sell the securities in a secondary market. A secondary market sale of any of these securities potentially could result in a further loss.
     We have commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. Our arbitration hearing is presently scheduled to take place during June 2010. Lehman Brothers sold us all other auction-rate-securities that we hold. We have made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities. We are uncertain whether we will recover any of our losses associated with these securities sold to us by Merrill Lynch and Lehman Brothers at this time.
     Restricted cash balances that are pledged primarily as collateral for letters of credit, derivative credit obligations and lease obligations affect our liquidity. As of January 1, 2010, we had restricted cash of $22.6 million compared to $25.0 million as of September 30, 2009, a decrease of $2.4 million. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.

     Operating Activities
     Net cash generated by operating activities from continuing operations for the three months ended January 1, 2010 was $16.0 million. Cash inflows included $3.6 million income from continuing operations and a $6.5 million decrease in operating assets.
     Net cash generated by operating activities from continuing operations for the three months ended December 26, 2008 was $19.5 million. Cash inflows were driven primarily by $47.6 million of cash generated from the results of our continuing operations, plus a decrease in operating assets of $24.4 million, partially offset by a decrease of $52.5 million in accounts payable and other accrued liabilities.
     Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Investing Activities
     Cash provided by investing activities from continuing operations was $10.1 million for the three months ended January 1, 2010, which was due to $12.7 million of net proceeds received upon the divestitures of the RF signal management product line and the GSM base station and switching business and the sale of certain of our auction rate securities for $2.0 million, partially offset by $6.7 million of property, patent and equipment additions.
     Cash provided by investing activities from continuing operations was $7.9 million for the three months ended December 26, 2008. This was due to the sale of certain marketable securities for which we received $11.8 million of cash proceeds, the sale of our Cheltenham facility and other fixed assets, for which we received $4.4 million of cash proceeds and $2.7 million we received from indemnity claims against the former shareholders of LGC. These items were offset partially by $9.2 million of cash payments related to property, equipment and patent additions.
     Financing Activities
     Cash used by financing activities from continuing operations was $1.7 million for the three months ended January 1, 2010. The payment of financing fees related to our recently completed $75.0 million asset-backed revolving credit facility accounted for $1.5 million of this amount.
     Cash used by financing activities from continuing operations was $102.1 million for the three months ended December 26, 2008, of which $101.2 million was due to our repurchases of common stock.
     On December 18, 2009, we entered into a new asset-backed revolving credit facility with Wachovia Bank National Association in the initial amount of up to $75.0 million. Drawings under this Loan Agreement may be used for general operating, working capital and other corporate purposes. Additionally, availability under the credit facility may be used to issue letters of credit or to secure hedging obligations. Along with the parent company, two U.S. -based subsidiaries are borrowers under the Loan Agreement, and four other U.S.-based subsidiaries provide guarantees of obligations under the facility.
     The revolving credit facility has a scheduled expiration of March 15, 2013 and is secured by various U.S. assets including accounts receivable, inventory, machinery and equipment of the borrowers and guarantors. We also granted a security interest in the capital stock of the two subsidiary borrowers and one of the guarantors. Borrowings under the facility will rank on parity in right of payment with all other senior indebtedness that may be outstanding from time to time. Availability of borrowings is based on measurements of accounts receivable and inventory less standard reserves. The credit facility size may be increased up to $100.0 million, subject to certain terms and conditions.
     Under the Loan Agreement, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and investments located in the U.S. plus availability under the credit facility, equal to $150.0 million. Additionally, when borrowing availability under the facility drops below a specified level, we must maintain a fixed charge coverage ratio, defined as consolidated EBITDA divided by the sum of certain fixed payments, of 1.0. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Restrictions on repurchases of debt and equity and payment of cash dividends are contingent upon ADC maintaining certain levels of liquidity. As of January 1, 2010 we were in compliance with all covenants under the Loan Agreement.

     Borrowings under the facility bear interest at the one, two or three month London Interbank Offered Rate (“LIBOR”) or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the facility. The amount available under the facility will fluctuate based on seasonality of our sales revenue and the value of any hedging obligations secured under the facility. As of January 1, 2010, there were no borrowings outstanding. As of January 1, 2010, we have deferred $1.7 million of financing fees, $1.5 million of which was incurred during the three months ended January 1, 2010, related to this facility which will be amortized as interest expense over the term of the facility.
     Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations out of the ordinary course of our business since the end of fiscal 2009. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for additional information regarding our contractual obligations.
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash and cash equivalents and short-term available-for-sale securities. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.
     Auction-rate securities, which are considered long-term available-for-sale securities, had a fair value of $23.2 million as of January 1, 2010. Current capital market conditions have reduced our ability to liquidate our auction-rate securities significantly. However, we do not believe we need these investments in order to meet the cash needs of our present operating plans.
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
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the industry in which we operate and the macro-economy generally; statements about our cost cutting initiatives; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; our ability to reduce costs without adversely affecting our ability to serve our customers; changing regulatory conditions and macro-economic conditions both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain, and the prices of, raw materials, components and services; our dependence on contract manufacturers to make certain products; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the section captioned Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, our major market risk exposure relates to adverse fluctuations in certain commodity prices, security prices and foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since September 30, 2009.
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
     Changes in Internal Control over Financial Reporting
     During the first quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of January 1, 2010, we had recorded $6.7 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
ITEM 1A. RISK FACTORS
     The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of shareowners was held February 9, 2010. At the meeting John Boyle, William Spivey, Robert Switz, and Larry Wangberg were re-elected as directors of the Company. The following table shows the vote totals with respect to the election of these directors:

	Voted For	Withheld	Broker Non-votes
John J. Boyle III	52,169,389	10,021,211	21,561,646
William R. Spivey, Ph.D	54,172,586	8,018,014	21,561,646
Robert E. Switz	51,607,308	10,583,292	21,561,646
Larry W. Wangberg	54,333,389	7,857,211	21,561,646
     At the annual meeting, our shareowners approved setting the number of members of our Board of Directors at ten. The following table shows the vote totals with respect to that change:

Votes For	Votes Against	Abstentions
81,601,068	1,826,556	324,622

     At the annual meeting, our shareowners also approved our 2010 GSIP. The following table shows the vote totals with respect to that new plan:

Votes For	Votes Against	Abstentions	Broker Non-votes
49,804,938	11,445,646	940,016	21,561,646
     Finally, at the annual meeting, our shareowners ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2010. The following table shows the vote totals with respect to the ratification of Ernst & Young LLP as our independent registered public accounting firm:

Votes For	Votes Against	Abstentions
81,591,678	1,874,617	285,951
ITEM 5. OTHER INFORMATION
     2010 GSIP
     At our annual meeting of shareowners, held on February 9, 2010, our 2010 GSIP was approved by our shareowners. The 2010 GSIP previously was approved by our Board subject to shareowner approval.
     The 2010 GSIP authorizes the grant of stock options, restricted stock units (including restricted stock units with time-based and performance-based vesting) and other forms of stock-based compensation (collectively, “Awards”). The Compensation Committee of our Board of Directors administers the 2010 GSIP and, subject to the terms of 2010 GSIP has the full power and authority to determine when and to whom Awards will be granted and the type, amount, form of payment and other terms and conditions of each award, consistent with the provisions of the 2010 GSIP.
     The purpose of 2010 GSIP is to promote the interests of ADC and our shareowners by attracting and retaining employees, officers and non-employee directors capable of assuring our future success. The awards provide those persons incentives to put forth maximum efforts toward that success through various stock-based arrangements and opportunities for stock ownership in the Company, thereby aligning the interests of those persons with our shareowners.
     Subject to adjustment as provided in the 2010 GSIP, the aggregate number of shares that may be issued is 9,700,000, plus any shares subject to any award under certain prior stock incentive plans that are not purchased or are forfeited or reacquired by us after February 9, 2010. The Compensation Committee will also adjust the number of shares and share limits described above in the case of any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares or other securities of the Company or other similar corporate transaction or event in order to prevent dilution or enlargement of the benefits or potential benefits intended to be provided under the 2010 GSIP.
     Awards may be granted under the 2010 GSIP only during a 10-year period ending on February 9, 2020. The Board may amend, alter, suspend, discontinue or terminate the 2010 GSIP at any time, subject, in certain circumstances, to shareowner approval.
     This summary is qualified in its entirety by reference to the full text of the 2010 GSIP, which is included in this Form 10-Q as Exhibit 10.7.
     Fiscal 2010 Restructuring
     See Note 13 to our financial statements with respect to our fiscal 2010 restructuring efforts and the costs that we now estimate will result from those initiatives.
     Annual Meeting Voting Results
     See Item 4 above for voting results from our annual meeting of shareowners held on February 9, 2010.

ITEM 6. EXHIBITS
     See the Exhibit Index for a description of the documents that are filed as exhibits to this Quarterly Report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2010	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JANUARY 1, 2010

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008 (incorporated by reference to Exhibit 3.1 to ADC’s Current Report on Form 8-K filed on December 12, 2008).

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4.2	Rights Agreement, as amended and restated as of May 9, 2007, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 11, 2007.)

10.1	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.6 to ADC’s Annual Report on Form 10-KT filed on November 23, 2009).

10.2	ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.7 to ADC’s Annual Report on Form 10-KT filed on November 23, 2009).

10.3	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning November 23, 2009.*

10.4	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning November 23, 2009.*

10.5	Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning November 23, 2009.*

10. 6	Loan and Security Agreement dated December 18, 2009 by and among ADC Telecommunications, Inc., ADC Telecommunications Sales, Inc. and LGC Wireless, Inc. as borrowers; ADC DSL Systems, Inc., ADC International OUS, Inc., ADC Optical Systems, Inc. and ADC International Holding Inc. as guarantors and Wachovia Bank, National Association as lender, administrative and collateral agent, syndication agent, lead arranger and lead bookrunner (Incorporated by reference to Exhibit 10.1 to ADC’s Current Report on Form 8-K filed on December 18, 2009.)

10.7	ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan.*

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a)*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a)*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith