Form 10-Q
period 2010-04-02
ADC TELECOMMUNICATIONS INC
filed 2010-05-06
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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
Common stock, $.20 par value: 96,989,183 shares as of May 3, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	April 2,	September 30,
	2010	2009
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$446.2	$535.5
Available-for-sale securities	111.3	—
Accounts receivable, net of reserves of $10.3 and $9.8	187.7	180.1
Unbilled revenue	22.8	17.5
Inventories, net of reserves of $38.7 and $41.8	122.8	124.6
Prepaid and other current assets	38.8	33.3
Assets of discontinued operations	—	9.8

Total current assets	929.6	900.8
Property and equipment, net of accumulated depreciation of $420.1 and $410.1	153.8	162.8
Restricted cash	10.8	25.0
Goodwill	5.9	0.2
Intangibles, net of accumulated amortization of $157.9 and $144.4	83.9	93.3
Long-term available-for-sale securities	79.2	75.4
Other assets	81.9	86.1

Total assets	$1,345.1	$1,343.6

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$0.3	$0.6
Accounts payable	77.3	83.0
Accrued compensation and benefits	65.6	57.8
Other accrued liabilities	79.6	63.8
Income taxes payable	2.2	5.9
Restructuring accrual	26.4	22.5
Liabilities of discontinued operations	0.5	2.5

Total current liabilities	251.9	236.1
Pension obligations and other long-term liabilities	87.0	95.6
Long-term notes payable	650.9	651.0

Total liabilities	989.8	982.7

ADC Shareowners’ Investment:
Total ADC shareowners investment (97.0 and 96.6 shares outstanding, respectively)	350.4	356.2
Non-controlling interest	4.9	4.7

Total shareowners’ investment	355.3	360.9

Total liabilities and shareowners’ investment	$1,345.1	$1,343.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
		(In millions, except earnings per share)
Net Sales:
Products	$239.6	$226.6	$467.6	$490.1
Services	34.4	30.0	72.0	66.2

Total net sales	274.0	256.6	539.6	556.3
Cost of Sales:
Products	149.7	150.4	294.5	347.7
Services	24.4	23.4	53.1	51.5

Total cost of sales	174.1	173.8	347.6	399.2

Gross Profit	99.9	82.8	192.0	157.1

Operating Expenses:
Research and development	16.9	17.3	33.2	34.3
Selling and administration	69.8	67.7	140.4	136.9
Impairment charges	0.6	408.0	0.7	412.1
Restructuring charges	4.4	3.8	13.6	12.3

Total operating expenses	91.7	496.8	187.9	595.6

Operating Income (Loss)	8.2	(414.0)	4.1	(438.5)
Other Income (Expense), net	(19.9)	(23.0)	(10.8)	(50.9)

Income (Loss) before income taxes	(11.7)	(437.0)	(6.7)	(489.4)
Provision (Benefit) for income taxes	0.8	(3.0)	2.2	(7.0)

Income (Loss) from continuing operations	(12.5)	(434.0)	(8.9)	(482.4)
Discontinued Operations, Net of Tax
Income (Loss) from discontinued operations	(0.2)	(9.7)	(14.8)	(11.7)

Net Income (Loss)	(12.7)	(443.7)	(23.7)	(494.1)
Net Income (Loss) Available to Non-controlling Interest	(0.4)	0.6	(0.7)	1.4

Net Income (Loss) Available to Common Shareowners	$(13.1)	$(443.1)	$(24.4)	$(492.7)

Comprehensive Loss Available to ADC Common Shareowners	$(10.7)	$(444.4)	$(18.5)	$(515.4)
Comprehensive Earnings (Loss) Available to Non-controlling Interest	0.1	(0.7)	0.2	(1.9)

Comprehensive Loss	$(10.6)	$(445.1)	$(18.3)	$(517.3)

Weighted Average Common Shares Outstanding (Basic)	97.0	96.6	96.8	101.1

Weighted Average Common Shares Outstanding (Diluted)	97.0	96.6	96.8	101.1

Basic Earnings (Loss) Per Share:
Continuing operations available to ADC common shareowners	$(0.13)	$(4.49)	$(0.09)	$(4.77)

Discontinued operations available to ADC common shareowners	$(0.01)	$(0.10)	$(0.16)	$(0.10)

Net income (loss) per share available to ADC common shareowners	$(0.14)	$(4.59)	$(0.25)	$(4.87)

Diluted Earnings (Loss) Per Share:
Continuing operations available to ADC common shareowners	$(0.13)	$(4.49)	$(0.09)	$(4.77)

Discontinued operations available to ADC common shareowners	$(0.01)	$(0.10)	$(0.16)	$(0.10)

Net income (loss) per share available to ADC common shareowners	$(0.14)	$(4.59)	$(0.25)	$(4.87)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Six Months Ended
	April 2, 2010	March 27, 2009
	(In millions)
Operating Activities:
Loss from continuing operations	$(8.9)	$(482.4)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	4.1	18.7
Write-down of intangibles and fixed assets	0.7	412.1
Write-down of cost method investment	5.3	3.0
Write-down of available-for-sale securities	3.1	40.6
Depreciation and amortization	31.2	36.1
Restructuring charges	13.6	12.3
Provision for bad debt	0.4	2.1
Change in warranty reserves	—	1.9
Non-cash stock compensation	8.9	7.3
Change in deferred income taxes	(0.3)	(4.3)
(Gain)/Loss on sale of property and equipment	1.1	(0.7)
Amortization of deferred financing costs	1.1	2.0
(Gain)/Loss on sale of investments	2.4	(0.5)
Gain on sale of RF signal management product line	(15.9)	—
Other, net	(1.5)	10.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues decrease/(increase)	(18.8)	39.2
Inventories (increase)/decrease	(3.2)	7.3
Prepaid and other assets increase	(6.9)	(5.2)
Accounts payable decrease	(5.4)	(7.5)
Accrued liabilities (decrease)/increase	9.8	(65.1)

Total cash provided by operating activities from continuing operations	20.8	27.3
Total cash used for operating activities from discontinued operations	(3.9)	(2.3)

Total cash provided by operating activities	16.9	25.0

Investing Activities:
Acquisitions, net of cash acquired	(0.6)	(2.7)
Divestitures, net of cash disposed	11.8	—
Property, equipment and patent additions	(14.1)	(17.7)
Proceeds from disposal of property and equipment	0.6	4.5
Decrease/(increase) in restricted cash	13.8	(14.9)
Purchase of available-for-sale securities	(122.5)	(52.0)
Proceeds from sale of available-for-sale securities	6.2	11.9
Other	0.4	1.0

Total cash used for investing activities from continuing operations	(104.4)	(69.9)
Total cash used for investing activities from discontinued operations	—	—

Total cash used for investing activities	(104.4)	(69.9)

Financing Activities:
Payments of financing costs	(1.5)	—
Debt payments	(0.5)	(1.9)
Common stock repurchase	—	(101.2)

Total cash used for financing activities	(2.0)	(103.1)

Effect of Exchange Rate Changes on Cash	0.2	(9.4)

Decrease in Cash and Cash Equivalents	(89.3)	(157.4)
Cash and Cash Equivalents, beginning of period	535.5	601.9

Cash and Cash Equivalents, end of period	$446.2	$444.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and six months ended April 2, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     During the first quarter of fiscal 2010, our Board of Directors approved a plan to divest our GSM base station and switching business (“GSM base station and switching business”). During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our professional services business in Germany (“APS Germany”). During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). These businesses were classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of December, March and June, respectively, and our fiscal year ends on September 30.
     Due to the change in our fiscal year end date from October 31 to September 30, which was completed in fiscal 2009, the financial statements and financial comparisons included in this Form 10-Q relate to the three and six month periods ended April 2, 2010 and the three and six month periods ended March 27, 2009. The financial results for the three and six month periods ended March 27, 2009 have been recast to allow for comparison based on our new fiscal periods.
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
     The following table provides detail on the activity in the warranty reserve accrual balance as of April 2, 2010:

	Accrual	Charged to costs		Accrual
	September 30, 2009	and expenses	Deductions	April 2, 2010
Warranty Reserve	$6.2	$—	$0.3	$5.9
     Share-Based Compensation
     Share-based compensation recognized under ACS 718 for the three and six month periods ended April 2, 2010 and March 27, 2009 was $2.5 million, $8.9 million, $3.1 million and $7.3 million, respectively. The increase in share-based compensation for the six month period ended April 2, 2010 was due primarily to an expense adjustment to recognize the difference between actual and estimated forfeitures related to grants that became fully vested during the first quarter of fiscal 2010.

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
     Fair Value Measurements
     In January 2010, the FASB issued new accounting guidance improving disclosures about fair value measurements. The guidance requires additional disclosures concerning the transfers between the levels within the fair value hierarchy and information in the reconciliation of recurring level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies the requirement to provide fair value measurement disclosures for each class of asset and liability and clarifies the requirement to disclose information about both the valuation techniques and inputs used to estimate level 2 and level 3 measurements. We adopted this guidance effective January 2, 2010. The adoption of this guidance resulted in additional disclosures and had no material impact on our consolidated financial statements.
     In September 2006, the FASB issued new accounting guidance related to fair value measurements. In February 2008, the FASB issued guidance delaying the effective date of the accounting guidance for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted this guidance effective October 1, 2009. The adoption of the guidance had no material impact on our consolidated financial statements.
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
     Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)
     In May 2008, the FASB issued accounting guidance that clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The accounting guidance requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The guidance requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on debt to be recognized as part of interest expense. The guidance requires retrospective application to the terms of the instruments as they existed for all periods presented. We adopted the guidance effective October 1, 2009. The adoption of the guidance did not impact our consolidated financial statements because our convertible debt cannot be settled in cash upon conversion.
     Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock
     In June 2008, the FASB issued accounting guidance regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The guidance provides that the entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock. This includes evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. We adopted the guidance effective October 1, 2009. The adoption of the guidance had no material impact on our consolidated financial statements.
Note 2: Discontinued Operations
GSM Base Station and Switching Business
     On December 31, 2009, we divested substantially all of the assets related to our GSM base station and switching business to Altobridge Limited (“Altobridge”). In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services that we are to provide through July 31, 2010. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $13.0 million.
     During the six months ended April 2, 2010, in connection with the sale of our GSM base station and switching business, we wrote off the value of inventory and fixed assets having carrying amounts of $6.3 million and $0.5 million, respectively. We wrote each value down to a nominal amount in accordance with the sale agreement. Accordingly, the amounts written off were recognized as part of the loss on sale of this business.
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
APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on this sale of $27.3 million. During the first quarter of fiscal 2010 we recognized income of $0.5 million within discontinued operations resulting from the reversal of a reserve for an uncertain tax position with APS France for which the statute of limitations expired.
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

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
	(In millions)		(In millions)
Net sales	$—	$7.9	$2.3	$19.2

Income (loss) from discontinued operations	$—	$(9.7)	$(1.8)	$(11.7)
Gain (loss) on sale of discontinued operations	(0.2)	—	(13.0)	—

Total discontinued operations	$(0.2)	$(9.7)	$(14.8)	$(11.7)

Note 3: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income (loss) from continuing operations	$(12.5)	$(434.0)	$(8.9)	$(482.4)

Denominator:
Weighted average common shares outstanding — basic	97.0	96.6	96.8	101.1
Employee options and other	—	—	—	—

Weighted average common shares outstanding — diluted	97.0	96.6	96.8	101.1

Basic Income (loss) per share from continuing operations available to ADC common shareowners	$(0.13)	$(4.49)	$(0.09)	$(4.77)

Diluted Income (loss) per share from continuing operations available to ADC common shareowners	$(0.13)	$(4.49)	$(0.09)	$(4.77)

     Excluded from the dilutive securities described above are employee stock options to acquire 6.5 million and 7.9 million shares for the three months ended April 2, 2010 and March 27, 2009, respectively. Also excluded are employee stock options to acquire 6.4 million and 7.3 million shares for the six months ended April 2, 2010 and March 27, 2009, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase with all the forms of exercise proceeds exceeds the weighted shares outstanding in the options, or if we have net losses. All of these circumstances have an anti-dilutive effect.
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described below in detail). Under this method, we add back the interest expense on the convertible notes and the amortization of financing expenses to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. The following details our convertible debt:

	Convertible Shares	Conversion
Convertible Subordinated Notes	April 2, 2010	Price
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	27.000
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	28.550

Total	23.3

     The 2013 notes are evaluated separately by adding back the appropriate interest expense and amortization of financing expenses and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense and amortization of financing expenses from each issuance and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for the three and six months ended April 2, 2010 and March 27, 2009 because of their anti-dilutive effect.
Note 4: Inventories
     Our inventories are:

	April 2,	September 30,
	2010	2009
	(In millions)
Manufactured products	$103.3	$111.9
Purchased materials	52.5	48.6
Work-in-process	5.7	5.9
Less: Inventory reserve	(38.7)	(41.8)

Total inventories, net	$122.8	$124.6

Note 5: Property and Equipment
     Our property and equipment are:

	April 2,	September 30,
	2010	2009
	(In millions)
Land and buildings	$138.0	$135.5
Machinery and equipment	392.7	390.3
Furniture and fixtures	34.3	38.0
Less: Accumulated depreciation	(420.1)	(410.1)

Total	144.9	153.7
Construction-in-progress	8.9	9.1

Total property and equipment, net	$153.8	$162.8

Note 6: Investments
     As of April 2, 2010 and September 30, 2009, our available-for-sale securities were:

				Other-Than-
				Temporary
	Cost	Unrealized	Realized	Impairment	Fair
	Basis	Gain (3)	Loss (3)	Loss (3)	Value
	(In millions)
April 2, 2010
Corporate commercial paper, CDs and bonds	$132.0	$0.2	$—	$—	$132.2
Government bonds	40.9	—	—	—	40.9
Auction-rate securities	154.9	0.9	—	(1.4)	17.4	(1)

Total available-for-sale securities	$327.8	$1.1	$—	$(1.4)	$190.5

September 30, 2009
Corporate bonds	$50.7	$0.4	$—	$—	$51.1
Government bonds	—	—	—	—	—
Equity securities	0.1	0.1	0.1	—	—
Auction-rate securities	169.8	2.3	—	(18.4)	24.3	(2)

Total available-for-sale securities	$220.6	$2.8	$0.1	$(18.4)	$75.4

(1)	Net of cumulative unrealized gains of $2.2 million and other-than-temporary losses of $139.7 million

(2)	Net of cumulative unrealized gains of $2.9 million and other-than-temporary losses of $148.4 million

(3)	For the six and eleven months ended April 2, 2010 and September 30, 2009, respectively
     Securities classified as available-for-sale are carried at estimated fair value with unrealized gains and losses, net of tax if applicable, recorded as a component of accumulated other comprehensive income (loss). Upon the sale of a security classified as available-for-sale, the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method.
     As of April 2, 2010, we held auction-rate securities with a fair value of $17.4 million and an original par value of $154.9 million. Of the fair value for these securities, $14.8 million is classified as long-term and $2.6 million is classified as short-term. Subsequent to April 2, 2010, we sold the auction rate securities classified as short term at prices approximating those at which they were recorded. During the six months ended April 2, 2010 we recorded $1.4 million of other-than-temporary impairment charges related to the auction-rate securities we hold (which is included in the $3.1 million loss recognized on impairment of available-for sale securities within Other Income (Expense), Net (refer to Note 14)). During the eleven months ended September 30, 2009, we recorded $18.4 million of other-than-temporary losses on our auction rate securities.

     During the three and six months ended April 2, 2010, we sold certain of our auction rate securities having a par value of $12.2 million and $15.0 million for proceeds of $4.2 million and $6.2 million, respectively. As a result of these sales, we recorded net losses related to these securities of $2.6 million and $2.4 million, respectively, within Other Income (Expense), Net (refer to Note 14).
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
     Current capital market conditions have reduced our ability to liquidate our remaining auction-rate securities. We may not be able to liquidate additional auction-rate securities until either a future auction is successful or we decide to sell the securities in a secondary market. A secondary market sale of any of these securities potentially could result in a further loss. Contractual maturities of these securities range from 12 to 43 years.
During 2009 we commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. We presently expect our arbitration hearing to take place during June 2010. Lehman Brothers sold us all other auction-rate-securities that we hold. During 2009 we made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities. We are uncertain whether we will recover any of our losses associated with these securities at this time.
     During fiscal 2009, 2008, and 2007, we invested $1.2 million, $4.0 million, and $8.1 million, respectively, in ip.access Ltd., a U.K.-based company, for a total investment of $13.3 million. On April 26, 2010 we invested an additional $0.9 million in ip.access Ltd. These investments are accounted for under the cost method and are included in the other assets line item of the balance sheet. We evaluate the recovery of our investments in ip.access Ltd. on a quarterly basis due to the existence of certain impairment indicators. Based on the results of an analysis of the expected cash flows of ip.access Ltd., we recorded an other than temporary impairment on our investment during the three months ended April 2, 2010 in the amount of $5.3 million. We believe that our analysis of expected cash flows qualifies as a level 3 fair value measurement as it includes unobservable inputs to the valuation methodology and requires management judgment and subjectivity. Our valuation is based on the income approach and is based on our share of the expected cash flows of the business. The carrying amount of our investment in ip.access Ltd. was $8.0 million and $13.3 million at April 2, 2010 and September 30, 2009, respectively.
     During the second quarter of fiscal 2010, we purchased $122.5 million of short and long-term corporate, government and U.S. agency obligations. These securities are categorized as available-for-sale. As of April 2, 2010, $58.0 million of the securities were recorded as short-term and $64.5 million were recorded as long-term available-for-sale securities. The contractual maturities of the securities classified as short-term are three to eleven months. The contractual maturities of the securities classified as long-term are fourteen to twenty months.
     During fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). These holdings are classified as short-term available-for-sale securities. The contractual maturity of these notes is December 1, 2010.
     After evaluating the recoverability of our cost method investments during 2009, we recorded a $3.0 million other-than-temporary impairment of our entire investment in E-Band Communications Corporation.
     We regularly evaluate the recoverability of our cost method investments based on the performance and financial position of the underlying business.
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
     During the first quarter of fiscal 2009, we recorded charges of $4.1 million to impair certain intellectual property and fixed assets associated with our legacy outdoor wireless product lines that were shut down during that timeframe.
     During the second quarter of fiscal 2009, due to the global recession and related adverse business conditions that resulted in reduced estimates to our near-term cash flows and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.6 million to reduce the carrying value of goodwill.
     During the second quarter of fiscal 2009, we also performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $41.4 million to reduce the carrying value of these long-lived intangible assets. For the six months ended March 27, 2009, we recorded $412.1 million to impair goodwill, intangible assets, intellectual property, and fixed assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
     The following are changes in the carrying amount of goodwill for the six months ended April 2, 2010:

		Network
	Connectivity	Solutions	Total
	(In millions)
Balance as of September 30, 2009	$0.2	$—	$0.2

Century Man 2009 Earn-out	5.7	—	5.7

Balance as of April 2, 2010	$5.9	$—	$5.9

     As of April 2, 2010, we recorded an accrual of $5.0 million due to the attainment of certain earn-out thresholds during 2009 related to the Century Man acquisition as certain financial results were achieved by the Century Man business. Additionally, we recorded $0.4 million due to the change in foreign exchange rates. We also recorded $0.3 million related to a foreign exchange rate guarantee on the release of the escrow related to the acquisition. These amounts were recorded as increases to goodwill associated with the acquisition.
Note 8: Notes Payable
     The following details our long-term debt as of April 2, 2010 and September 30, 2009:

	April 2, 2010	September 30, 2009
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$200.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	225.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	225.0

Total convertible subordinated notes	650.0	650.0

Other, variable rate debt, various due dates	1.2	1.6

Total debt	651.2	651.6
Less: Current portion of long-term debt	0.3	0.6

Long-term debt	$650.9	$651.0

     We estimate the fair market value of our long-term notes payable to be approximately $529.2 million and $476.2 million as of April 2, 2010 and September 30, 2009, respectively, based on recent market quotes of the securities.

     Credit Facility
     On December 18, 2009, we entered into a new asset-backed revolving credit facility with Wachovia Bank National Association (the “Credit Facility”) in the amount of up to $75.0 million. Drawings under the Credit Facility may be used for general operating, working capital and other corporate purposes. Additionally, availability under the Credit Facility may be used to issue letters of credit or to secure hedging obligations. Along with the parent company, two U.S-based subsidiaries are borrowers and four other U.S.-based subsidiaries provide guarantees of obligations under the Credit Facility.
     The Credit Facility has a scheduled expiration of March 15, 2013 and is secured by various U.S. assets including accounts receivable, inventory, and machinery and equipment. We also granted a security interest in the capital stock of the two subsidiary borrowers and one of the guarantors. Borrowings under the Credit Facility will rank on parity in right of payment with all other senior indebtedness that may be outstanding from time to time. Availability of borrowings is based on measurements of accounts receivable and inventory less standard reserves. The Credit Facility size may be increased up to $100.0 million, subject to certain terms and conditions.
     Under the Credit Facility, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and certain investments located in the U.S. plus availability under the Credit Facility, equal to $150.0 million. Additionally, when borrowing availability under the Credit Facility drops below a specified level, we must maintain a fixed charge coverage ratio, defined as consolidated EBITDA divided by the sum of certain fixed payments, of 1.0. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Restrictions on repurchases of debt and equity and payment of cash dividends are contingent upon ADC maintaining certain levels of liquidity. As of April 2, 2010 we were in compliance with all covenants under the Credit Facility.
     Borrowings under the Credit Facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the Credit Facility. The amount available under the Credit Facility will fluctuate based on seasonality of our sales and the value of any hedging obligations secured under the Credit Facility. As of April 2, 2010, although there were no borrowings outstanding, a $14.1 million collateral requirement under our interest rate swap agreement (refer to Note 17) was secured under the Credit Facility, releasing us from a cash collateral requirement of $14.1 million. The amount secured under the Credit Facility could fluctuate significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of April 2, 2010, we have deferred $1.7 million of financing fees, $1.5 million of which was incurred during the six months ended April 2, 2010, related to this facility that will be amortized as interest expense over the term of the Credit Facility.
Note 9: Income Taxes
     Our income tax expense for the three and six months ended April 2, 2010 of $0.8 million and $2.2 million, respectively, primarily relates to foreign income taxes. Our income tax benefit for the three and six months ended March 27, 2009 of $3.0 million and $7.0 million, respectively, primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities results from the goodwill impairment charge discussed in Note 7 of the financial statements.
     As of April 2, 2010, our net deferred tax assets were $863.4 million with a related valuation allowance of $807.6 million. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and requires periodic adjustments to the valuation allowance when there are changes in the evidence of realizability. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021.
     As of April 2, 2010, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $20.1 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4.6 million. Interest and penalties related to unrecognized income tax benefits are recorded in income tax provision, and the amount accrued as of April 2, 2010 totaled $2.0 million.

Note 10: Comprehensive Income (Loss)
     Comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Comprehensive income (loss) is derived from foreign currency translation adjustments, unrealized gains (losses) and related adjustments on available-for-sale securities and hedging activities, and unrealized gains (losses) on pension obligations.
     The components of comprehensive income (loss) are:

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
	(In millions)		(In millions)
Net income (loss)	$(13.1)	$(443.1)	$(24.4)	$(492.7)
Change in cumulative translation adjustment	4.6	(4.2)	6.2	(13.9)
Net change in fair value of interest rate swap	(1.0)	1.0	0.2	(14.1)
Net change in fair value of Mexican peso hedge	0.3	1.4	0.4	(1.4)
Pension obligation adjustment, net	—	—	—	6.4
Unrealized gain (loss) on available-for-sale securities	(1.5)	0.5	(0.9)	0.3

Total comprehensive loss available to ADC common shareowners	(10.7)	(444.4)	(18.5)	(515.4)

Comprehensive earnings (loss) available to non-controlling interests	0.1	(0.7)	0.2	(1.9)

Total comprehensive income (loss)	$(10.6)	$(445.1)	$(18.3)	$(517.3)

     There is no net tax impact for the components of comprehensive income due to the valuation allowance.
Note 11: Changes in Shareowners’ Investment
     The following are changes in shareowners’ investment for the six months ended April 2, 2010:

	ADC Common	Non-Controlling	Total
	Shareowners	Interests	(In millions)
Balance as of September 30, 2009	$356.2	$4.7	$360.9
Net Income (loss)	(24.4)	0.7	(23.7)
Other Comprehensive Income (loss)	5.9	(0.5)	5.4

Total Comprehensive Income (loss)	(18.5)	0.2	(18.3)
Common Stock	—	—	—
Treasury Stock	—	—	—
Paid in capital	7.2	—	7.2
Other (1)	5.5	—	5.5

Balance as of April 2, 2010	$350.4	$4.9	$355.3

(1)	Reclassification of credit losses related to auction rate securities.
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
     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 24.5% and 19.8% of our sales in the three months ended April 2, 2010 and March 27, 2009, respectively. In addition, for the three months ended April 2, 2010 and March 27, 2009, Verizon represented 14.5% and 19.5%, respectively, of our net sales. AT&T accounted for 23.7% and 19.2% of our sales in the six months ended April 2, 2010 and March 27, 2009, respectively. In addition, for the six months ended April 2, 2010 and March 27, 2009, Verizon represented 13.1% and 18.0%, respectively of our net sales. Revenues from AT&T and Verizon are included in each of the three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
	(In millions)
Three Months Ended April 2, 2010
External net sales:
Products	$213.3	$16.5	$9.8	$239.6	$—	$239.6
Services	0.7	3.6	30.1	34.4	—	34.4

Total external net sales	$214.0	$20.1	$39.9	$274.0	$—	$274.0

Depreciation and amortization	$14.0	$0.9	$0.7	$15.6	$—	$15.6
Operating income (loss)	$16.5	$(5.7)	$2.4	$13.2	$(5.0)	$8.2
Three Months Ended March 27, 2009
External net sales:
Products	$206.4	$11.5	$8.7	$226.6	$—	$226.6
Services	0.2	3.9	25.9	30.0	—	30.0

Total external net sales	$206.6	$15.4	$34.6	$256.6	$—	$256.6

Depreciation and amortization	$15.1	$1.3	$0.7	$17.1	$—	$17.1
Operating income (loss)	$5.5	$(8.2)	$0.5	$(2.2)	$(411.8)	$(414.0)

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
	(In millions)
Six Months Ended April 2, 2010
External net sales:
Products	$413.5	$34.9	$19.2	$467.6	$—	$467.6
Services	1.9	10.5	59.6	72.0	—	72.0

Total external net sales	$415.4	$45.4	$78.8	$539.6	$—	$539.6

Depreciation and amortization	$27.7	$2.0	$1.5	$31.2	$—	$31.2
Operating income (loss)	$26.0	$(10.5)	$2.9	$18.4	$(14.3)	$4.1
Six Months Ended March 27, 2009
External net sales:
Products	$441.3	$28.1	$20.7	$490.1	$—	$490.1
Services	0.1	10.3	55.8	66.2	—	66.2

Total external net sales	$441.4	$38.4	$76.5	$556.3	$—	$556.3

Depreciation and amortization	$30.8	$3.9	$1.4	$36.1	$—	$36.1
Operating income (loss)	$6.0	$(22.9)	$2.8	$(14.1)	$(424.4)	$(438.5)

Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign net sales and ownership of property and equipment:

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
	(In millions)		(In millions)
Geographic Sales Information:
Inside the United States	$165.6	$151.1	$319.2	$319.6
Outside the United States:
Asia Pacific (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	31.1	22.8	59.9	53.9
China (1)	14.4	20.2	37.6	38.9
EMEA (Europe, Middle East and Africa)	42.6	42.3	85.4	99.3
Americas (Canada, Central and South America)	20.3	20.2	37.5	44.6

Total net sales	$274.0	$256.6	$539.6	$556.3

Property and Equipment, Net: (2)
Inside the United States	$103.2
Outside the United States	50.6

Total property and equipment, net	$153.8

(1)	Due to the significance of its net sales, China is broken out for geographic purposes.

(2)	Other than the U.S., no single country has property and equipment sufficiently material to disclose.
Note 13: Impairment, Restructuring and Other Disposal Charges
     During the three and six months ended April 2, 2010 and March 27, 2009, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. For the three and six months ended April 2, 2010 and March 27, 2009, restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are:

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
	(In millions)		(In millions)
Impairments:
Fixed asset write-downs	$0.6	$—	$0.7	$0.7
Goodwill and intangibles	—	408.0	—	411.4

Total impairment charges	0.6	408.0	0.7	412.1

Restructuring charges:
Employee severance	4.0	3.1	13.0	11.1
Facilities consolidation and lease termination	0.4	0.7	0.6	1.2

Total restructuring charges	4.4	3.8	13.6	12.3

Other disposal charges: Inventory write-offs	—	—	—	14.0

Total impairment, restructuring and other disposal charges	$5.0	$411.8	$14.3	$438.4

     Impairment Charges: During the three and six months ended April 2, 2010, we recorded impairment charges of $0.6 million and $0.7 million, respectively, related to fixed assets. See Note 7 to the financial statement for a discussion of the impairment of goodwill and intangible assets.
     Restructuring Charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended April 2, 2010, 18 and 282 employees, respectively, were impacted by reductions in force. These reductions in force occurred mainly in our Connectivity segment in the Asia-Pacific region. We also recorded charges due to revised estimates associated with previously announced EMEA workforce reductions that impacted 140 people which are not included in the above total for 2010 since charges were initially recorded in the fourth quarter of fiscal 2009. During the three and six months ended March 27, 2009, 298 and 843 employees, respectively, were impacted by reductions in force. Restructuring charges due to employee severance for the three and six months ended April 2, 2010 and March 27, 2009 were $4.0 million, $13.0 million, $3.1 million, and $11.1 million, respectively. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months and six months ended April 2, 2010 and March 27, 2009, we incurred restructuring charges of $0.4 million, $0.7 million, $0.6 million, and $1.2 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower estimated sublease income.
     Other Disposal Charges: During the six months ended March 27, 2009, we recorded $14.0 million for the write-off of obsolete inventory associated with exit activities. The inventory write-offs consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect (“ACX”) product line. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of April 2, 2010:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	September 30, 2009	Additions	Charged to accrual	April 2, 2010
	(In millions)
Employee severance costs	$29.1	$13.0	$10.7	$31.4
Facilities consolidation	7.6	0.6	0.7	7.5

Total restructuring accrual	$36.7	$13.6	$11.4	$38.9

     The following is a schedule of future payments of accrued costs associated with employee severance and consolidation of facilities as of April 2, 2010:

	Severance	Facilities
	(In millions)
2010	$22.6	$1.3
2011	3.1	1.6
2012	2.5	1.3
2013	1.7	1.2
2014	1.0	1.1
Thereafter	0.5	1.0

Total	$31.4	$7.5

     Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 14: Other Income (Expense), Net
     Other Income (Expense), net is:

	Three months ended		Six months ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
		(In millions)
Interest income on investments	$1.2	$2.3	$2.4	$7.6
Interest expense on borrowings	(6.9)	(7.9)	(13.6)	(14.8)

Interest income (expense), net	(5.7)	(5.6)	(11.2)	(7.2)
Loss recognized on impairment of available-for-sale securities	(3.1)	(14.2)	(3.1)	(40.6)
Loss realized on sale of auction rate securities	(2.6)	—	(2.4)	—
Write-down of cost method investment	(5.3)	(3.0)	(5.3)	(3.0)
Foreign exchange gain (loss)	(1.8)	0.2	(3.0)	(0.8)
Gain (loss) on sale of fixed assets	(1.1)	(0.2)	(1.1)	0.7
Gain on sale of product line	—	—	15.9	—
Other, net	(0.3)	(0.2)	(0.6)	—

Subtotal	(14.2)	(17.4)	0.4	(43.7)

Total other income (Expense), net	$(19.9)	$(23.0)	$(10.8)	$(50.9)

     The change in net interest income (expense) predominately is due to significantly lower interest income on cash investments in more recent periods.
     As of April 2, 2010, we held auction-rate securities with a fair value of $17.4 million and an original par value of $154.9 million. During the three and six months ended April 2, 2010 we recorded a net loss on sale of auction rate securities of $2.6 million and $2.4 million, respectively. During the three and six months ended April 2, 2010 we sold auction rate securities having a par value of $12.2 million and $15.0 million, receiving proceeds of $4.2 million and $6.2 million, respectively. During the three and six months ended April 2, 2010 we recorded $3.1 million of other than temporary impairment charges on available for sale securities. During the three and six months ended March 27, 2009, we recorded other than temporary impairment charges of $14.2 million and $40.6 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     On October 30, 2009, we completed the sale of our copper-based RF signal management business to ATX. This sale of a non-strategic product line supports our ongoing effort to focus our Connectivity resources on fiber-based technology. ATX paid us $17.0 million in cash for the business. The assets sold consisted primarily of inventory, fixed assets, and intellectual property. ATX assumed future product warranty liabilities for products sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. As part of the sale transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We recorded a gain of $15.9 million in connection with the transaction within Other Income (Expense), net.
     During the second quarter of fiscal 2010, we recorded a $5.3 million other than temporary impairment related to our investment in ip.access Ltd.(refer to Note 6).
     During the second quarter of fiscal 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation.
Note 15: Commitments and Contingencies
     Legal Contingencies: We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of April 2, 2010, we had recorded $7.0 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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

Note 16: Fair Value Measurements
     ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact business and consider assumptions that market participants would use when pricing the asset or liability.
Fair Value Hierarchy
     ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes the following three levels of inputs that may be used to measure fair value:
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
     Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:
•	Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, as well as to select, on a subjective basis, an individual security or multiple securities that are deemed most similar to the security being priced; and

•	Determining whether a market is considered active requires management judgment.
Level 3
     Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Our assets utilizing Level 3 inputs include auction-rate securities.
     At April 2, 2010 and September 30, 2009, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, notes receivable, available-for-sale securities and accounts payable. The fair values of these financial instruments (except for auction-rate-securities) approximated carrying values because of the nature of these instruments. In addition, we have long-term notes payable, the fair value of which is disclosed in Note 8.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of April 2, 2010 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	April 2,	Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$446.2	$446.2	$—	$—
Corporate commercial paper, CD’s and bonds	132.2	132.2	—	—
Government bonds	40.9	40.9	—	—
Restricted cash	10.8	10.8	—	—
Foreign currency hedges	0.8	0.8	—	—
Auction-rate securities	17.4	—	2.6	14.8

Total assets measured at fair value	$648.3	$630.9	$2.6	$14.8

Liabilities:
Interest rate swap liabilities (1)	12.0	—	12.0	—

Total liabilities measured at fair value	$12.0	$—	$12.0	$—

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for April 2, 2010 were liabilities of $7.8 million and $4.2 million, respectively.
     The following table provides detail on the activity related to the auction-rate securities balance as of April 2, 2010 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Balance as of September 30, 2009	$24.3
Total gains or losses (realized or unrealized)
Included in earnings – Other Income (expense), net	(1.4)
Included in other comprehensive income	0.4
Sales	(5.9)
Transfers in and /or out of Level 3	(2.6)

Balance as of April 2, 2010	$14.8

     At the end the second quarter of fiscal 2010, we transferred $2.6 million of auction-rate securities out of the level 3 classification into level 2 due to the expected sale of these securities shortly after April 2, 2010. Accordingly, we have valued these securities based on the prices we sold them for subsequent to April 2, 2010. We believe that the use of the expected sales price (quote) to value these securities falls under the level 2 classification as there is a limited market for these securities. The company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.
     Due to the failed auction status and lack of liquidity in the market for our long-term available-for-sale securities, the valuation methodology we utilized includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments, nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction-rate securities based on the following factors: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security. These estimated fair values could change significantly based on future market conditions.
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
     As a result of our effectiveness assessment at April 2, 2010, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risks.
Cash flow hedges
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and our capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At April 2, 2010, we had open Mexican peso hedge contracts with notional amounts totaling $9.7 million and unrealized gains of $0.9 million. Generally our peso hedge contracts have consisted of either forward contracts to purchase the peso at previously determined exchange rates or collars, which limit our exposure to foreign currency fluctuations by entering into the purchase and sale of calls and puts at specific exchange rates that settle at the same time. These contracts, with maturities through December 2010, met the criteria for cash flow hedges. As a result, unrealized gains and losses, after tax, are recorded as a component of accumulated other comprehensive income.
     Interest rate swaps are entered into in order to manage interest rate risk associated with our variable-rate borrowings. We entered into the following interest rate swap agreement to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	4.0%	$200,000,000	June 2013
     This interest rate swap was designated as, and met the criteria of, a cash flow hedge. The fair value of the interest rate swap agreement on April 2, 2010 and September 30, 2009 was a liability of $12.0 million and $12.2 million, respectively.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At April 2, 2010 and September 30, 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These contracts did not meet the criteria for hedge accounting. The fair value of these hedges was nominal at April 2, 2010 and September 30, 2009.
     The following table provides detail on the activity of our derivative instruments as of April 2, 2010 (in millions):

Derivatives in cash flow hedging relationships	Interest rate swap (1)	Mexican peso hedge (2)	Total
Balance as of September 30, 2009	$(12.2)	$0.4	$(11.8)
Amount of (gain) loss recognized in Other Comprehensive Income on derivative (effective portion)	(3.1)	1.1	(2.0)
Amount of (gain) loss reclassified from Other Comprehensive Income into income (effective portion) (3)	3.3	(0.7)	2.6

Balance as of April 2, 2010	$(12.0)	$0.8	$(11.2)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for April 2, 2010 were liabilities of $7.8 million and $4.2 million, respectively. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Gains and losses are reclassified to interest income (expense) for the interest rate swap and cost of goods sold for the Mexican peso hedge.
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not fully offset the change in the fair value of the hedged item, the ineffective portion of the hedge is recognized immediately in other (expense) income in our consolidated statements of operations.
     As of April 2, 2010, the interest rate swap termination value of $14.1 million was secured under the Credit Facility releasing us from a cash collateral requirement of the same amount. The amount secured under the Credit Facility could increase or decrease significantly as the interest rate swap termination value fluctuates with the forward LIBOR.
     We expect all of the $0.9 million unrealized gain on our Mexican peso hedge and approximately $7.2 million of unrealized loss on our interest rate swap at April 2, 2010, to be reclassified into the income statement within the next 12 months.
     The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as hedging instruments under SFAS 133		Amount of gain (loss) recognized in income on derivative
	Classification of gain (loss) recognized in	Three months ended		Six months ended
	income on derivative	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
Foreign currency hedges	Other income (expense), net	$—	$1.0	$—	$4.4
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
Marketplace Conditions
     We believe there are indicators that certain geographies and markets around the world are beginning to emerge from the adverse impacts of the global economic downturn, although the timing, strength and continuity of a global economic recovery remains uncertain. Related to our business, this past fiscal quarter was marked by broad based year-over-year sales growth across all segments and certain geographies as customers in these areas begin to increase demand for our products and services.
     During the economic downturn we took steps, and we continue to take steps, to lower our operating cost structure. We believe these steps have built leverage into our operating model, without significantly compromising our ongoing investment for the future. The actions we have taken include reductions in our global work force, an increased use of resources in low cost locations, and the consolidation of facilities and activities. We also have realigned and refocused our resources on our most strategic initiatives through the rationalization or sale of certain non-strategic product and service offerings.
Industry Conditions
     Over the longer-term, we believe that the ever-increasing consumption of bandwidth will continue to drive an ongoing migration to next-generation networks that can deliver reliable broadband services at low, often flat-rate prices over virtually any medium anytime and anywhere. We believe this evolution particularly will impact the “edge” of the network where our products and services primarily are used and where constraints in the high-speed delivery of communications services are most likely to occur. For us to participate as fully as possible in this evolution we must focus a significant amount of our resources on the development and sale of next-generation network infrastructure products.
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
     Next-generation network investment by communications service providers has tended to come in the form of large, multi-year projects, which have attracted many equipment vendors, including us. We believe that it is important for us to participate in these projects to grow our business and therefore have focused our strategy on the products that will be used in these projects. These include central office fiber-based equipment, wireless coverage and capacity equipment, and equipment to aid the deployment of fiber-based networks closer to the ultimate customer (i.e., fiber to the node, curb, residence, cell site, or business, which we collectively refer to as our “FTTX” products).
     Spending on these next-generation initiatives by our customers has not resulted in significant aggregate overall spending increases on all categories of network infrastructure equipment. Currently, and even prior to the recent economic downturn, industry observers anticipated that in the next few years overall global spending on communications infrastructure equipment would be relatively flat. Over the long-term, we therefore believe our ability to compete in the communications equipment marketplace depends in significant part on whether we can continue to develop and market next-generation network infrastructure products effectively.
Strategy
     Given conditions in the global economy and our industry, we believe we must continue to focus on the following business priorities to advance our market goals:
•	Business growth in fiber-based and wireless communications networks, as well as in growing markets and geographies;

•	Operational excellence that drives low-cost industry leadership and provides our customers with superior products and support; and

•	High levels of customer service and focus through alignment with the next generation network needs of our global customer base.
     Business Growth in Areas of High Strategic Importance. We are focused on growing our business in markets and geographies we consider to be of high strategic importance. We will service these high growth market segments, which are largely within fiber-based and wireless communications networks, with central office fiber, FTTX, enterprise data center fiber and microcellular wireless coverage and capacity product solutions. We will also focus on markets in developing countries.
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
     These initiatives have yielded significant ongoing cost savings to our operations and have allowed us to manage effectively through the global economic downturn. For instance, during fiscal 2009, as a result of these initiatives, we kept our gross margins in line with fiscal 2008 margins despite substantially lower sales volumes and, in the first half of fiscal 2010, have experienced gross margin expansion. These savings have helped to generate leverage in our operating model and offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement these initiatives is subject to numerous risks and uncertainties and no assurance can be given that this strategy will continue to be successful. Our gross profit percentages will continue to fluctuate from period to period due to several factors, including, but not limited to, sales volume, raw material and freight costs, product mix and the impact of future potential efficiency and cost saving initiatives.
     Improved Customer Service and Focus. We remain highly committed to creating a compelling value proposition for our customers. This includes helping our customers maximize their return on investment, expand capacity in their networks and simplify deployment challenges in providing communications services to end-users. We strive to offer customer-specific solutions, price-competitive products with high functionality and quality, and world-class customer service and support that collectively will better position us to grow our business in a cost-effective manner. We also are focused on developing ways to sell more of our current portfolio and our newly developed products to existing customers and to introduce our products to new customers. The cornerstone of these initiatives is our commitment to understand and respond to our customers’ needs.

     We also seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value added resellers. We have over 500 value-added reseller partners worldwide. In addition, we are expanding our relationships with distributors to make our products more readily available to a wider base of customers globally.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.
Results of Operations
Net Sales
     Due to the change in our fiscal year end date from October 31 to September 30, which was completed in fiscal 2009, the financial statements and financial comparisons included in this Form 10-Q relate to the three and six month periods ended April 2, 2010 and March 27, 2009. The financial results for the three and six month periods ended March 27, 2009 have been recast to allow for comparison based on our new fiscal periods.
     The following table shows net sales and expense items from continuing operations for the three and six months ended April 2, 2010 and March 27, 2009:

			Percentage
	Three months ended		Increase (Decrease)
	April 2, 2010	March 27, 2009	Between Periods
	(In millions)
Net sales	$274.0	$256.6	6.8%

Cost of sales	174.1	173.8	0.2

Gross profit	99.9	82.8	20.7
Gross margin	36.5%	32.3%
Operating expenses:
Research and development	16.9	17.3	(2.3)
Selling and administration	69.8	67.7	3.1
Impairment charges	0.6	408.0	(99.9)
Restructuring charges	4.4	3.8	15.8

Total operating expenses	91.7	496.8	(81.5)

Operating income (loss)	8.2	(414.0)	102.0
Operating margin	3.0%	(161.4)%
Other income (expense), net:
Interest income, net	(5.7)	(5.6)	(1.8)
Other, net	(14.2)	(17.4)	18.4

Income (loss) before income taxes	(11.7)	(437.0)	97.3
Provision for income taxes	0.8	(3.0)	126.7

Income (loss) from continuing operations	$(12.5)	$(434.0)	97.1%

			Percentage
	Six months ended		Increase (Decrease)
	April 2, 2010	March 27, 2009	Between Periods
	(In millions)
Net sales	$539.6	$556.3	(3.0)%

Cost of sales	347.6	399.2	(12.9)

Gross profit	192.0	157.1	22.2
Gross margin	35.6%	28.2%
Operating expenses:
Research and development	33.2	34.3	(3.2)
Selling and administration	140.4	136.9	2.6
Impairment charges	0.7	412.1	(99.8)
Restructuring charges	13.6	12.3	10.6

Total operating expenses	187.9	595.6	(68.5)

Operating income (loss)	4.1	(438.5)	100.9
Operating margin	0.8%	(78.8)%
Other income (expense), net:
Interest income, net	(11.2)	(7.2)	(55.6)
Other, net	0.4	(43.7)	100.9

Income (loss) before income taxes	(6.7)	(489.4)	98.6
Provision (benefit) for income taxes	2.2	(7.0)	131.4

Income (loss) from continuing operations	$(8.9)	$(482.4)	98.2%

The following table sets forth our net sales for the three and six months ended April 2, 2010 and March 27, 2009 for each of our reportable segments:

	Three months ended		Percentage
	April 2, 2010	March 27, 2009	Increase (Decrease)
Reportable Segment	(In millions)		Between Periods
Connectivity
Products	$213.3	$206.4	3.3%
Services	0.7	0.2	250.0

Total Connectivity	214.0	206.6	3.6
Network Solutions:
Products	16.5	11.5	43.5
Services	3.6	3.9	(7.7)

Total Network Solutions	20.1	15.4	30.5

Professional Services:
Products	9.8	8.7	12.6
Services	30.1	25.9	16.2

Total Professional Services	39.9	34.6	15.3

Total Net Sales	$274.0	$256.6	6.8%

	Six months ended		Percentage
	April 2, 2010	March 27, 2009	Increase (Decrease)
Reportable Segment	(In millions)		Between Periods
Connectivity
Products	$413.5	$441.3	(6.3)%
Services	1.9	0.1	—

Total Connectivity	415.4	441.4	(5.9)
Network Solutions:
Products	34.9	28.1	24.2
Services	10.5	10.3	1.9

Total Network Solutions	45.4	38.4	18.2

Professional Services:
Products	19.2	20.7	(7.2)
Services	59.6	55.8	6.8

Total Professional Services	78.8	76.5	3.0

Total Net Sales	$539.6	$556.3	(3.0)%

     Our net sales increased by 6.8% for the three months ended April 2, 2010 compared to the three months ended March 27, 2009 as customer spending in certain markets began to recover from the reduced levels previously experienced during the global economic downturn.
     Our net sales decrease of 3.0% for the six months ended April 2, 2010 compared to the six months ended March 27, 2009 was driven by a sales decline in the first quarter of fiscal 2010 in our Connectivity segment due to the impact of the global economic downturn and reduced spending on FTTX initiatives by a major customer in the United States.

     Connectivity net sales increased from $206.6 million during the three months ended March 27, 2009 to $214.0 million during the three months ended April 2, 2010. The increase in net sales is due to strengthening in our global fiber and structured cable product lines primarily in the Americas and Asia-Pacific (excluding China) regions, partially offset by a decline in sales in our EMEA Region and in China due to a temporary slowdown over the New Year holiday period in that country.
     Network Solutions net sales increased from $15.4 million during the three months ended March 27, 2009 to $20.1 million during the three months ended April 2, 2010. Net sales for this segment increased from $38.4 million for the six months ended March 27, 2009 to $45.4 million during the six months ended April 2, 2010. These increases were driven by growth in our in-building and new outdoor wireless products.
     Professional Services net sales increased from $34.6 million during the three months ended March 27, 2009 to $39.9 million during the three months ended April 2, 2010. Net sales for this segment increased from $76.5 million for the six months ended March 27, 2009 to $78.8 million during the six months ended April 2, 2010. This was due to an increase in spending by a key customer.
     International sales comprised 39.6% and 40.8% of our net sales for the three and six months ended April 2, 2010, respectively. This compares to 41.1% and 42.5% for the three and six months ended March 27, 2009, respectively. As a result of significant international sales, our net sales have been impacted in recent quarters from the relative strengthening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates positively impacted sales in the three and six months ended April 2, 2010, by approximately $6.0 million and $14.6 million, respectively, versus the same periods in fiscal 2009.
     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 24.5% and 19.8% of our sales in the three months ended April 2, 2010 and March 27, 2009, respectively. In addition, for the three months ended April 2, 2010 and March 27, 2009, Verizon represented 14.5% and 19.5%, respectively, of our net sales. AT&T accounted for 23.7% and 19.2% of our sales in the six months ended April 2, 2010 and March 27, 2009, respectively. In addition, for the six months ended April 2, 2010 and March 27, 2009, Verizon represented 13.1% and 18.0%, respectively of our net sales. Revenues from AT&T and Verizon are included in each of the three reportable segments.
Gross Margins
     During the three and six months ended April 2, 2010, our gross margin percentages were 36.5% and 35.6%, respectively, compared to 32.3% and 28.2%, respectively, for the comparable periods ended March 27, 2009.
     The increase in gross margins for the three and six months ended April 2, 2010 compared to the same periods in the prior year was due to a combination of operating efficiencies and leverage from increased volumes in our Connectivity and Professional Services businesses. These increases were also driven by the absence of approximately $14.0 million in inventory-related charges in our Network Solutions and Connectivity businesses recorded in the first quarter of fiscal 2009 caused by the shutdown of certain outdoor wireless and copper-based connectivity product lines.
Operating Expenses
     Total operating expenses for the three and six months ended April 2, 2010 represented 33.5% and 34.8% of net sales, respectively. Because our fiscal 2009 year-to-date results included a $412.1 million impairment of goodwill and intangible assets (refer to Note 7), total operating expenses represented 193.6% and 107.1% of net sales for the same fiscal 2009 periods, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for the three and six months ended April 2, 2010 represented 6.2% of net sales in both periods. For the three and six months ended March 27, 2009, these expenses represented 6.7% and 6.2% of net sales, respectively. This decrease for the three months ended April 2, 2010 as a percent of sales is due to higher sales volumes and slightly lower expenses in fiscal 2010. Research and development expenses decreased to $16.9 million and $33.2 million for the three and six months ended April 2, 2010, respectively, compared to $17.3 million and $34.3 million for the same fiscal 2009 periods. These decreases were the result of our cost reduction initiatives. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research will be directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expenses for the three and six months ended April 2, 2010 represented 25.5% and 26.0% of net sales, respectively. For the three and six months ended March 27, 2009, these expenses represented 26.3% and 24.6% of net sales, respectively. Selling and administration expenses increased to $69.8 million and $140.4 million for the three and six months ended April 2, 2010, respectively, compared to $67.7 million and $136.9 million for the same fiscal 2009 periods. The increases were due to higher stock-based compensation expense and increased employee incentive expenses offset by cost reductions from our global restructuring programs.
     Restructuring charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and six months ended April 2, 2010, 18 and 282 employees, respectively, were impacted by reductions in force. These reductions in force occurred mainly in our Connectivity segment in the Asia-Pacific region. We also recorded charges due to revised estimates associated with previously announced EMEA workforce reductions that impacted 140 people which are not included in the above total for 2010 since charges were initially recorded in the fourth quarter of fiscal 2009. During the three and six months ended March 27, 2009, 298 and 843 employees, respectively, were impacted by reductions in force. Restructuring charges due to employee severance for the three and six months ended April 2, 2010 and March 27, 2009 were $4.0 million, $13.0 million, $3.1 million, and $11.1 million, respectively. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During the three months and six months ended April 2, 2010 and March 27, 2009, we incurred restructuring charges of $0.4 million, $0.7 million, $.06 million, and $1.2 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower estimated sublease income.
     Other Disposal Charges: During the six months ended March 27, 2009, we recorded $14.0 million for the write-off of obsolete inventory associated with exit activities. The inventory write-offs consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect (“ACX”) product line. All inventory charges were recorded as cost of goods sold.
     Impairment Charges: During the three-months and six months ended April 2, 2010, we recorded impairment charges of $0.6 million and $0.7 million, respectively, related to fixed assets. See Note 7 to the financial statement for a discussion of the impairment of goodwill and intangible assets.
Other Income (Expense), Net
     Other Income (Expense), net is:

	Three months ended		Six months ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
		(In millions)
Interest income on investments	$1.2	$2.3	$2.4	$7.6
Interest expense on borrowings	(6.9)	(7.9)	(13.6)	(14.8)

Interest income (expense), net	(5.7)	(5.6)	(11.2)	(7.2)
Loss recognized on impairment of available-for-sale securities	(3.1)	(14.2)	(3.1)	(40.6)
Loss realized on sale of auction rate securities	(2.6)	—	(2.4)	—
Write-down of cost method investment	(5.3)	(3.0)	(5.3)	(3.0)
Foreign exchange gain (loss)	(1.8)	0.2	(3.0)	(0.8)
Gain (loss) on sale of fixed assets	(1.1)	(0.2)	(1.1)	0.7
Gain on sale of product line	—	—	15.9	—
Other, net	(0.3)	(0.2)	(0.6)	—

Subtotal	(14.2)	(17.4)	0.4	(43.7)

Total other income (Expense), net	$(19.9)	$(23.0)	$(10.8)	$(50.9)

     The change in net interest income (expense) predominately is due to significantly lower interest income on cash investments in more recent periods.

     As of April 2, 2010, we held auction-rate securities with a fair value of $17.4 million and an original par value of $154.9 million. During the three and six months ended April 2, 2010 we recorded a net loss on sale of auction-rate securities of $2.6 million and $2.4 million, respectively. During the three and six months ended April 2, 2010 we sold auction-rate securities having a par value of $12.2 million and $15.0 million, receiving proceeds of $4.2 million and $6.2 million, respectively. During the three and six months ended April 2, 2010 we recorded $3.1 million of other than temporary impairment charges on available for sale securities. During the three and six months ended March 27, 2009, we recorded other than temporary impairment charges of $14.2 million and $40.6 million, respectively, to reduce the carrying value of certain auction-rate securities we hold. Given the current state of the credit markets, we will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes in these investments. We may be required to record additional losses for impairment if we determine there are further declines in fair value that are temporary or other-than-temporary.
     On October 30, 2009, we completed the sale of our copper-based RF signal management business to ATX. This sale of a non-strategic product line supports our ongoing effort to focus our Connectivity resources on fiber-based technology. ATX paid us $17.0 million in cash for the business. The assets sold consisted primarily of inventory, fixed assets, and intellectual property. ATX assumed future product warranty liabilities for products sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. As part of the sale transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We recorded a gain of $15.9 million in connection with the transaction within Other Income (Expense), net.
     During the second quarter of fiscal 2010, we recorded a $5.3 million other than temporary impairment related to our investment in ip.access Ltd. (refer to Note 6).
     During the second quarter of fiscal 2009, we recorded a $3.0 million impairment to write-off our investment in E-Band Communications Corporation.
Income Taxes
     Our tax expense for the three and six months ended April 2, 2010 primarily relates to foreign income taxes. Our income tax benefit for the three and six months ended March 27, 2009 primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE, partially offset by foreign income taxes. The reversal of these deferred tax liabilities resulted from the goodwill impairment charge discussed in Note 7 of the financial statements
     The following table represents our effective income tax rate:

	Three Months Ended		Six Months Ended
	April 2, 2010	March 27, 2009	April 2, 2010	March 27, 2009
		(In millions)
Income tax provision (benefit)	$0.8	$(3.0)	$2.2	$(7.0)
Income (loss) before income taxes	$(11.7)	$(437.0)	$(6.7)	$(489.4)

Effective income tax rate	(6.8%)	0.7%	(32.8%)	(1.4%)
     Our effective income tax rate is affected by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a description of the accounting standards related to our recording of the valuation allowance. In addition, our effective income tax rate is impacted by items discrete to the reporting period that will not impact our effective rate in future periods such as impairment charges as well as certain gains and losses.
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
Discontinued Operations

GSM Base Station and Switching Business
     On December 31, 2009, we divested substantially all of the assets related to our GSM base station and switching business to Altobridge. In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services that we are to provide through July 31, 2010. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $13.0 million.
     During the six months ended April 2, 2010, in connection with the sale of our GSM base station and switching business, we wrote off the value of inventory and fixed assets having carrying amounts of $6.3 million and $0.5 million, respectively. We wrote each value down to a nominal amount in accordance with the sale agreement. Accordingly, the amounts written off were recognized as part of the loss on sale of this business.
APS Germany
     During the fourth quarter of fiscal 2008, our Board approved a plan to divest APS Germany. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated APS Germany to telent Investments Limited for a cash purchase price of $3.3 million. During the fourth quarter of fiscal 2009, we recorded an additional loss on sale of $0.6 million as a result of the working capital adjustment, resulting in a total loss on sale of $5.2 million.
APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on this sale of $27.3 million. During the first quarter of fiscal 2010 we recognized income of $0.5 million within discontinued operations resulting from the reversal of a reserve for an uncertain tax position with APS France for which the statute of limitations expired.
Recently Adopted Accounting Pronouncements
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
     Fair Value Measurements
     In January 2010, the FASB issued new accounting guidance improving disclosures about fair value measurements. The guidance requires additional disclosures concerning the transfers between the levels within the fair value hierarchy and information in the reconciliation of recurring level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies the requirement to provide fair value measurement disclosures for each class of asset and liability and clarifies the requirement to disclose information about both the valuation techniques and inputs used to estimate level 2 and level 3 measurements. We adopted this guidance effective January 2, 2010. The adoption of this guidance resulted in additional disclosures and had no material impact on our consolidated financial statements.
     In September 2006, the FASB issued new accounting guidance related to fair value measurements. In February 2008, the FASB issued guidance delaying the effective date of the accounting guidance for nonfinancial assets and nonfinancial liabilities until the beginning of fiscal 2010, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis

(at least annually). We adopted this guidance effective October 1, 2009. The adoption of the guidance had no material impact on our consolidated financial statements.
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
     Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)
     In May 2008, the FASB issued accounting guidance that clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The accounting guidance requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The guidance requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on debt to be recognized as part of interest expense. The guidance requires retrospective application to the terms of the instruments as they existed for all periods presented. We adopted the guidance effective October 1, 2009. The adoption of the guidance did not impact on our consolidated financial statements because our convertible debt cannot be settled in cash upon conversion.
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
Liquidity and Capital Resources
Liquidity
     Cash and cash equivalents not subject to restrictions were $446.2 million at April 2, 2010, a decrease of $89.3 million compared to $535.5 million as of September 30, 2009. This decrease does not represent a decrease in liquidity, but was primarily driven by $122.5 million of purchases of available for sale securities. Of the $122.5 million of available for sale securities acquired, $58.0 million is classified as short-term available for sale securities and $64.5 million is considered long-term available for sale securities. The securities purchased include corporate commercial paper, certificates of deposits, bonds and government and U.S. agency obligations. In accordance with our investment policy, the securities carry a credit rating of A+ or above.
     During the first six months of fiscal 2010, we sold seven of our auction-rate securities investments originally acquired from Lehman Brothers at prices that exceeded the fair market values at which they had been recorded, having a par value of $15 million and receiving proceeds of $6.2 million. The remaining auction-rate securities we bought from Lehman Brothers, with a fair market value of $2.6 million at April 2, 2010 are classified as short-term available for sale securities and were sold in the third quarter of 2010 for prices approximating the amounts at which they are recorded.
     Current capital market conditions have reduced our ability to liquidate our remaining auction-rate securities significantly. As of April 2, 2010, we held auction-rate securities with a fair value of $17.4 million (which includes $2.6 million sold in the third quarter of 2010) and an original par value of $154.9 million. We may not be able to liquidate any of these auction-rate securities until either a future auction is successful or, in the event secondary market sales become available, we decide to sell the securities in a secondary market. A secondary market sale of any of these securities could take a significant amount of time to complete and could potentially result in a realized loss.
     During 2009 we commenced arbitration against Merrill Lynch and its agent/broker who worked on our account in connection with their sale of auction-rate securities to us. The par value of the auction-rate securities at issue in our claim is approximately $138.0 million. We presently expect our arbitration hearing to take place during June 2010. Lehman Brothers sold us all other auction-rate-

securities that we hold. During 2009 we made a claim in the Lehman Brothers bankruptcy proceeding with respect to these securities. We are uncertain whether we will recover any of our losses associated with these securities at this time.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and derivative transactions also affect our liquidity. As of April 2, 2010, we had restricted cash of $10.8 million compared to $25.0 million as of September 30, 2009, a decrease of $14.2 million. The decrease is a result primarily of the release of $11.3 million of cash collateral relating to the interest rate swap as this requirement is now secured under the Credit Facility. This amount pledged could vary significantly as the interest rate swap termination value fluctuates with forward LIBOR. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
Operating Activities
     Net cash provided by operating activities from continuing operations for the six months ended April 2, 2010 was $20.8 million. Cash inflows included $54.2 million of non-cash adjustments to reconcile the net loss from continuing operations to net cash provided by operating activities and a $4.4 million decrease in operating liabilities. These cash inflows were offset by a $28.9 million increase in operating assets and a $8.9 million loss from continuing operations. The non-cash adjustments of $54.2 million to reconcile net loss from continuing operations to net cash provided by operating activities includes a $15.9 million of gain on the sale of our copper-based RF signal management business, $13.6 million of restructuring expenses, $8.9 million of non-cash stock compensation, a $5.3 million write-down of our investment in ip.access Ltd. a $2.4 million loss on the sale of auction-rate securities, and a $3.1 million write-down of available for sale securities. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the six months ended March 27, 2009 was $27.3 million. This cash inflow was due to $541.0 million of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities. This cash inflow was partially offset by a loss from continuing operations of $482.4 million, a $41.3 million decrease in operating assets and a $72.6 million increase in operating liabilities. The non-cash adjustments of $541.0 million to reconcile net loss from continuing operations to net cash provided by operating activities includes the $412.2 million write-down of intangibles and fixed assets.
Investing Activities
     Cash used by investing activities from continuing operations was $104.4 million for the six months ended April 2, 2010, which was driven by $122.5 million of purchases of available for sale securities and $14.1 million of property, patent and equipment additions, offset by a decrease in restricted cash of $13.8 million and $11.8 million of cash received for the divestitures of certain businesses.
     Cash used by investing activities from continuing operations was $69.9 million for the six months ended March 27, 2009. This was driven by $52.0 million of purchases of available for sale securities, $17.7 million of property, patent and equipment additions, an increase in restricted cash of $14.9 million, and $5.4 million disposed of as part related to divestitures. These cash uses were partially offset by $11.9 million of proceeds from the sale of available for sale securities and $4.5 million of cash received upon the disposal of property and equipment.
Financing Activities
     Cash used by financing activities from continuing operations was $2.0 million for the six months ended April 2, 2010. Cash used by financing activities was $103.1 million for the six months ended March 27, 2009, of which $101.2 million was due to common stock repurchases.
Credit Facility
     On December 18, 2009, we entered into a new asset-backed revolving credit facility with Wachovia Bank National Association (the “Credit Facility) in the initial amount of up to $75.0 million. Drawings under the Credit Facility may be used for general operating, working capital and other corporate purposes. Additionally, availability under the Credit Facility may be used to issue letters of credit or to secure hedging obligations. Along with the parent company, two U.S. -based subsidiaries are borrowers and four other U.S.-based subsidiaries provide guarantees of obligations under the Credit Facility.

     The Credit Facility has a scheduled expiration of March 15, 2013 and is secured by various U.S. assets including accounts receivable, inventory, and machinery and equipment. We also granted a security interest in the capital stock of the two subsidiary borrowers and one of the guarantors. Borrowings under the Credit Facility will rank on parity in right of payment with all other senior indebtedness that may be outstanding from time to time. Availability of borrowings is based on measurements of accounts receivable and inventory less standard reserves. The Credit Facility size may be increased up to $100.0 million, subject to certain terms and conditions.
     Under the Credit Facility, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and certain investments located in the United States. plus availability under the Credit Facility, equal to $150.0 million. Additionally, when borrowing availability under the Credit Facility drops below a specified level, we must maintain a fixed charge coverage ratio, defined as consolidated EBITDA divided by the sum of certain fixed payments, of 1.0. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Restrictions on repurchases of debt and equity and payment of cash dividends are contingent upon ADC maintaining certain levels of liquidity. As of April 2, 2010 we were in compliance with all covenants under the Credit Facility.
     Borrowings under the Credit Facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the Credit Facility. The amount available under the Credit Facility will fluctuate based on seasonality of our sales and the value of any hedging obligations secured under the Credit Facility. As of April 2, 2010, although there were no borrowings outstanding, a $14.1 million collateral requirement under our interest rate swap agreement (refer to Note 17) was secured under the Credit Facility, releasing us from a cash collateral requirement of $14.1 million. The amount secured under the Credit Facility could fluctuate significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of April 2, 2010, we have deferred $1.7 million of financing fees, $1.5 million of which was incurred during the six months ended April 2, 2010, related to this facility that will be amortized as interest expense over the term of the Credit Facility.
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
Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash and cash equivalents and short-term available-for-sale securities. We also consider our long-term available-for-sale securities, excluding auction-rate securities, to be highly liquid. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.
     Auction-rate securities classified as long-term available-for-sale securities had a fair value of $14.8 million as of April 2, 2010. Despite some recent sales of a portion of our auction rate securities holdings, current capital market conditions have reduced our ability to liquidate our auction-rate securities. However, we do not believe we need these investments in order to meet the cash needs of our present operating plans.
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
Cautionary Statement Regarding Forward Looking Information

     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the industry in which we operate and the macro-economy generally; statements about our cost cutting initiatives; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; our ability to reduce costs without adversely affecting our ability to serve our customers; changing regulatory conditions and macro-economic conditions, both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; declines in the fair value and liquidity of auction-rate securities we hold; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain, and the prices of, raw materials, components and services; our dependence on contract manufacturers to make certain products as well as our reliance on our operation of a limited number of significant manufacturing facilities around the world; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China or other developing countries; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the sections captioned Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.
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
Changes in Internal Control over Financial Reporting

     During the second quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of April 2, 2010, we had recorded $7.0 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
     As follows, management has amended the following risk factor contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC.
     Conditions in global markets could adversely affect our operations.
     Our sales outside the United States accounted for 40.7%, 40.8% and 37.0% of our net sales in fiscal 2009, 2008 and 2007, respectively. We expect sales outside the United States to remain a significant percentage of net sales in the future. In addition, we conduct operations in many countries around the world including the following: Australia, Austria, Belgium, Brazil, Chile, China, France, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.
     Due to our sales and other operations outside the United States, we are subject to the risks of conducting business globally. These risks include, among others:
•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	compliance with the Foreign Corrupt Practices Act and various laws in countries in which we are doing business;

•	fluctuations in foreign currency exchange rates which can be significant;

•	requirements to consult with or obtain the approval of works councils or other labor organizations to complete business initiatives;

•	tariffs and other barriers and restrictions;

•	risk of foreign government nationalizing our manufacturing operations;

•	foreign governments’ efforts to control their local currency and economies in general, resulting in difficulties in exchanging currency or transferring funds to and from such countries;

•	longer payments cycles;

•	difficulties enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes and export and import requirements; and

•	the burdens of complying with a variety of non-U.S. laws and telecommunications standards.
     Our business is also subject to general geopolitical and environmental risks, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil, changes in diplomatic or trade relationships, natural disasters, pandemic illnesses and other possible disruptive events.
     Economic, political and social conditions in many of the markets outside the United States in which we do business represent significant risks to us. Instability in our non-U.S. markets, such as the Middle East, Asia and Latin America, could have a negative impact on our sales and business operations in these markets. For instance, we operate a significant manufacturing facility in Juarez, Mexico whose operations might be difficult to replicate in other locations in the event an increase in the political and social instability in that city were to cause a disruption to our local operations. We cannot predict whether these unstable conditions will adversely affect our business and results of operations. The wars in Afghanistan and Iraq and other turmoil in the Middle East and the global initiatives against terror also may have negative effects on our business operations. In addition to the effect of global economic instability on sales to customers outside the United States, sales to United States customers could also be negatively impacted by these conditions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     On May 4, 2010, we adopted an Executive Change-In-Control Severance Pay Plan for individuals who become covered executives (our named executive officers and certain other high-level executives) after January 27, 2010. The adoption of this new plan supports the decision we announced in a Form 8-K filed on January 27, 2010 that going forward we would not enter into new agreements with named executive officers providing for excise tax gross-up provisions with respect to payments contingent upon a change in control. Individuals who served as covered executives prior to January 27, 2010 will continue to participate in our 2007 Restated Executive Change-In-Control Severance Pay Plan. Thus, covered executives participate in only one plan based on the date that they first become a covered executive and do not receive duplicative benefits under both plans. The two plans are identical except that the new plan does not provide any payments to cover tax obligations that may arise under Section 280G of the Internal Revenue Code. A copy of this new plan is included as Exhibit 10.6 to this Quarterly Report on Form 10-Q.
     Generally, severance is paid under the plans to covered executives whose employment is terminated, either voluntarily with “good reason” (as defined in the plans) or involuntarily, during the two-year period following a “change in control” (as defined in the plans). Under either plan, as applicable, our chief executive officer would be eligible to receive severance equal to three times his or her annual base salary and annual target bonus. Other covered executives are eligible to receive two times their annual base salary and target bonus. The plans also provide for payment of a pro rata portion of the employee’s bonus for the year in which employment termination occurs. This pro rata amount is the higher of the pro rata target incentive or pro rata actual incentive based on financial performance during the year.
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

Dated: May 6, 2010	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 2, 2010

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008. (Incorporated by reference to Exhibit 3.1 to ADC’s Current Report on Form 8-K filed on December 12, 2008.)

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4.2	Rights Agreement, as amended and restated as of May 9, 2007, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 11, 2007.)

10.1	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010.*

10.2	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010.*

10.3	Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010.*

10. 4	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010.*

10.5	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Cash Unit Award Agreement provided to employees with respect to restricted cash unit grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010.*

10.6	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (For Individuals Who Become Eligible Employees After January 27, 2010).*

10.7	ADC Telecommunications, Inc.2010 Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.)

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith