Form 10-Q
period 2010-07-02
ADC TELECOMMUNICATIONS INC
filed 2010-08-05
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
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
Common stock, $.20 par value: 97,030,803 shares as of August 3, 2010

INTRODUCTORY NOTE
On July 12, 2010, we entered into an Agreement and Plan of Merger with Tyco Electronics Ltd., a Swiss company, and its indirect subsidiary, Tyco Electronics Minnesota, Inc., which was amended as of July 24, 2010. Pursuant to that agreement, Tyco Electronics Minnesota, Inc. commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $12.75 per share in cash on July 26, 2010. More information on the transaction is included below in Note 15 and Note 18 to our financial statements and at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have also filed additional information regarding the transaction with the United States Securities and Exchange Commission (the “SEC”), all of which is available online at www.sec.gov.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

	July 2,	September 30,
	2010	2009
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$449.2	$535.5
Available-for-sale securities	181.0	—
Accounts receivable, net of reserves of $11.0 and $9.8	192.6	180.1
Unbilled revenue	31.3	17.5
Inventories, net of reserves of $36.1 and $41.8	116.3	124.6
Prepaid and other current assets	36.6	33.3
Assets of discontinued operations	—	9.8

Total current assets	1,007.0	900.8
Property and equipment, net of accumulated depreciation of $398.5 and $410.1	147.9	162.8
Restricted cash	8.1	25.0
Goodwill	6.0	0.2
Intangibles, net of accumulated amortization of $164.4 and $144.4	79.4	93.3
Long-term available-for-sale securities	85.3	75.4
Other assets	81.3	86.1

Total assets	$1,415.0	$1,343.6

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term debt	$0.3	$0.6
Accounts payable	82.2	83.0
Accrued compensation and benefits	78.2	57.8
Other accrued liabilities	80.4	63.8
Income taxes payable	3.1	5.9
Restructuring accrual	11.3	22.5
Liabilities of discontinued operations	0.4	2.5

Total current liabilities	255.9	236.1
Pension obligations and other long-term liabilities	78.8	95.6
Long-term notes payable	650.9	651.0

Total liabilities	985.6	982.7

ADC Shareowners’ Investment:
Total ADC shareowners investment (97.0 and 96.6 shares outstanding, respectively)	424.6	356.2
Non-controlling interest	4.8	4.7

Total shareowners’ investment	429.4	360.9

Total liabilities and shareowners’ investment	$1,415.0	$1,343.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions, except earnings per share)
Net Sales:
Products	$264.4	$258.4	$732.0	$748.5
Services	40.0	31.9	112.0	98.1

Total net sales	304.4	290.3	844.0	846.6
Cost of Sales:
Products	164.7	164.7	459.2	512.4
Services	26.7	23.4	79.8	74.9

Total cost of sales	191.4	188.1	539.0	587.3

Gross Profit	113.0	102.2	305.0	259.3

Operating Expenses:
Research and development	16.2	16.0	49.4	50.3
Selling and administration	71.8	59.7	212.2	196.6
Impairment charges	(0.1)	0.3	0.6	412.4
Restructuring charges	(1.1)	4.3	12.5	16.6

Total operating expenses	86.8	80.3	274.7	675.9

Operating Income (Loss)	26.2	21.9	30.3	(416.6)
Other Income (Expense), net	51.5	(5.8)	40.7	(56.7)

Income (Loss) before income taxes	77.7	16.1	71.0	(473.3)
Provision (Benefit) for income taxes	1.9	0.9	4.1	(6.1)

Income (Loss) from continuing operations	75.8	15.2	66.9	(467.2)
Discontinued Operations, Net of Tax
Income (Loss) from discontinued operations	(0.1)	(8.3)	(14.9)	(20.0)

Net Income (Loss)	75.7	6.9	52.0	(487.2)
Net Income (Loss) Available to Non-controlling Interest	(0.1)	0.1	0.6	(1.3)

Net Income (Loss) Available to Common Shareowners	$75.8	$6.8	$51.4	$(485.9)

Comprehensive Income (Loss) Available to ADC Common Shareowners	$71.5	$19.9	$52.9	$(495.5)
Comprehensive Income (Loss) Available to Non-controlling Interest	(0.1)	0.1	0.6	(1.3)

Comprehensive Income (Loss)	$71.4	$20.0	$53.5	$(496.8)

Weighted Average Common Shares Outstanding (Basic)	97.0	96.6	96.9	99.6

Weighted Average Common Shares Outstanding (Diluted)	121.6	97.4	98.0	99.6

Basic Earnings (Loss) Per Share:
Continuing operations available to ADC common shareowners	$0.78	$0.16	$0.68	$(4.68)

Discontinued operations available to ADC common shareowners	—	$(0.09)	$(0.15)	$(0.20)

Net income (loss) available to ADC common shareowners	$0.78	$0.07	$0.53	$(4.88)

Diluted Earnings (Loss) Per Share:
Continuing operations available to ADC common shareowners	$0.68	$0.16	$0.68	$(4.68)

Discontinued operations available to ADC common shareowners	—	$(0.09)	$(0.15)	$(0.20)

Net income (loss) available to ADC common shareowners	$0.68	$0.07	$0.53	$(4.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended
	July 2, 2010	June 26, 2009
	(In millions)
Operating Activities:
Income/(loss) from continuing operations	$66.9	$(467.2)
Adjustments to reconcile income/(loss) from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	5.2	23.7
Write-down of goodwill, intangibles and fixed assets	0.6	412.4
Write-down of cost method investment	5.3	3.0
Write-down of available-for-sale securities	3.1	41.3
Depreciation and amortization	46.4	51.4
Restructuring charges	12.5	16.5
Provision for bad debt	1.0	2.0
Change in warranty reserves	(0.9)	1.5
Non-cash stock compensation	11.9	10.2
Change in deferred income taxes	(0.2)	(4.4)
(Gain)/loss on sale of property and equipment	1.3	(0.6)
Amortization of deferred financing costs	1.7	2.5
Gain on sale of investments	(2.2)	(0.4)
Gain on sale of RF signal management product line	(15.9)	—
Other, net	4.8	5.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/decrease	(32.3)	29.5
Inventories (increase)/decrease	(0.2)	20.2
Prepaid and other assets (increase)/decrease	(9.3)	0.8
Accounts payable increase/(decrease)	0.6	(6.3)
Accrued liabilities increase/(decrease)	6.0	(65.1)

Total cash provided by operating activities from continuing operations	106.3	76.1
Total cash used for operating activities from discontinued operations	(4.1)	(7.2)

Total cash provided by operating activities	102.2	68.9

Investing Activities:
Acquisitions, net of cash acquired	(0.6)	(2.7)
Purchases of interests in affiliates	(1.0)	(1.2)
Divestitures, net of cash disposed	11.9	—
Property, equipment and patent additions	(21.8)	(28.0)
Proceeds from disposal of property and equipment	0.3	4.6
Decrease/(increase) in restricted cash	16.3	(7.9)
Purchase of available-for-sale securities	(214.3)	(52.0)
Proceeds from sale of available-for-sale securities	27.1	11.9
Other, net	—	1.1

Total cash used for investing activities from continuing operations	(182.1)	(74.2)
Total cash used for investing activities from discontinued operations	—	(0.1)

Total cash used for investing activities	(182.1)	(74.3)

Financing Activities:
Payments of financing costs	(1.6)	—
Debt payments	(0.5)	(2.0)
Common stock repurchase	—	(101.2)

Total cash used for financing activities	(2.1)	(103.2)

Effect of Exchange Rate Changes on Cash	(4.3)	(5.0)

Decrease in Cash and Cash Equivalents	(86.3)	(113.6)
Cash and Cash Equivalents, beginning of period	535.5	601.9

Cash and Cash Equivalents, end of period	$449.2	$488.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADC TELECOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
Note 1: Basis of Presentation
     These interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim information furnished in this report reflects all normal recurring adjustments, which are necessary, in the opinion of our management, for a fair presentation of the results for the interim periods. The operating results for the three and nine months ended July 2, 2010 are not necessarily indicative of the operating results to be expected for the full fiscal year. These statements should be read in conjunction with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
     During the first quarter of fiscal 2010, our Board of Directors approved a plan to divest our GSM base station and switching business (“GSM Business”). During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our professional services business in Germany (“APS Germany”). During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). These businesses were classified as discontinued operations for all periods presented.
     Fiscal Year
     Our first three quarters end on the Friday nearest to the end of December, March and June, respectively, and our fiscal year ends on September 30.
     Due to the change in our fiscal year end date from October 31 to September 30, which was completed in fiscal 2009, the financial statements and financial comparisons included in this Form 10-Q relate to the three and nine month periods ended July 2, 2010 and the three and nine month periods ended June 26, 2009. The financial results for the three and nine month periods ended June 26, 2009 have been recast to allow for comparison based on our new fiscal periods.
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
     The following table provides detail on the activity in the warranty reserve accrual balance as of July 2, 2010:

	Accrual	Charged to costs		Accrual
	September 30, 2009	and expenses	Deductions	July 2, 2010
Warranty Reserve	$6.2	$(0.9)	$0.7	$4.6
     Share-Based Compensation
     Share-based compensation recognized under the Financial Accounting Standards Board (the “FASB”) Accounting Standard Codification (“ASC”) Topic 718 for the three and nine month periods ended July 2, 2010 and June 26, 2009 was $3.0 million, $11.9 million, $2.8 million and $10.2 million, respectively. The increase in share-based compensation for the nine month period ended July 2, 2010 was due primarily to an expense adjustment to recognize the difference between actual and estimated forfeitures related to grants that became fully vested during the first quarter of fiscal 2010.

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
     Fair Value Measurements
     In January 2010, the FASB issued new accounting guidance improving disclosures about fair value measurements. The guidance requires additional disclosures concerning transfers between the levels within the fair value hierarchy and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies the requirement to provide fair value measurement disclosures for each class of asset and liability and clarifies the requirement to disclose information about both the valuation techniques and inputs used to estimate Level 2 and Level 3 measurements. We adopted this guidance effective January 2, 2010. The adoption of this guidance resulted in additional disclosures and had no material impact on our consolidated financial statements.
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
Note 2: Discontinued Operations
GSM Business
     On December 31, 2009, we divested substantially all of the assets related to our GSM Business to Altobridge Limited (“Altobridge”). In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $13.0 million.
     During the nine months ended July 2, 2010, in connection with the sale of our GSM Business, we wrote off the value of inventory and fixed assets having carrying amounts of $6.3 million and $0.5 million, respectively. The amounts written off were recognized as part of the loss on sale of this business.
APS Germany
     During the fourth quarter of fiscal 2008, our Board approved a plan to divest APS Germany. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated APS Germany to telent Investments Limited for a cash purchase price of $3.3 million resulting in a total loss on sale of $5.2 million.
APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on this sale of $27.3 million. During the first quarter of fiscal 2010 we recognized income of $0.5 million within discontinued operations resulting from the reversal of a reserve for an uncertain tax position related to APS France for which the statute of limitations expired.
     The financial results of the GSM Business, APS Germany, and APS France are reported separately as discontinued operations for all periods presented in accordance with the accounting guidance related to discontinued operations. The following are the consolidated financial results of the GSM Business, APS Germany, and APS France included in discontinued operations:

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions)		(In millions)
Net sales	$—	$8.2	$2.3	$27.4

Loss from discontinued operations	$(0.1)	$(3.1)	$(1.9)	$(14.8)
Loss on sale of discontinued operations	—	(5.2)	(13.0)	(5.2)

Total loss of discontinued operations	$(0.1)	$(8.3)	$(14.9)	$(20.0)

Note 3: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations available to common shareowners:

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Numerator:
Net income (loss) from continuing operations	$75.8	$15.2	$66.9	$(467.2)
Net income (loss) available to non-controlling interest	(0.1)	0.1	0.6	(1.3)

Income (loss) from continuing operations available to common shareowners	$75.9	$15.1	$66.3	$(465.9)
Interest and amortization expense for convertible notes	6.6	—	—	—

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions, except		(In millions, except
	per share amounts)		per share amounts)
Diluted income (loss) from continuing operations available to common shareowners	$82.5	$15.1	$66.3	$(465.9)

Denominator:
Weighted average common shares outstanding — basic	97.0	96.6	96.9	99.6
Convertible bonds converted to common stock	23.3	—	—	—
Employee options and other	1.3	0.8	1.1	—

Weighted average common shares outstanding — diluted	121.6	97.4	98.0	99.6

Basic Income (loss) per share from continuing operations available to ADC common shareowners	$0.78	$0.16	$0.68	$(4.68)

Diluted Income (loss) per share from continuing operations available to ADC common shareowners	$0.68	$0.16	$0.68	$(4.68)

     Excluded from the dilutive securities described above are employee stock options to acquire 6.2 million and 6.5 million shares for the three months ended July 2, 2010 and June 26, 2009, respectively. Also excluded are employee stock options to acquire 6.4 million and 7.5 million shares for the nine months ended July 2, 2010 and June 26, 2009, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of our common stock for the period, if the number of shares we can repurchase with all the forms of exercise proceeds exceeds the weighted shares outstanding in the options, or if we have net losses. All of these circumstances have an anti-dilutive effect.
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

	Convertible Shares	Conversion
Convertible Subordinated Notes	July 2, 2010	Price
$200 million, 6-month LIBOR plus 0.375%, due June 15, 2013	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	27.000
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	28.550

Total	23.3

     The 2013 notes are evaluated separately by adding back the appropriate interest expense and amortization of financing expenses and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense and amortization of financing expenses from each issuance and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were included for the three months ended July 2, 2010. These shares were excluded due to their anti-dilutive effect for the nine months ended July 2, 2010 as well as the three and nine months ended June 26, 2009.
Note 4: Inventories
     Our inventories are:

	July 2,	September 30,
	2010	2009
	(In millions)
Manufactured products	$94.9	$111.9
Purchased materials	50.8	48.6
Work-in-process	6.7	5.9
Less: Inventory reserve	(36.1)	(41.8)

Total inventories, net	$116.3	$124.6

Note 5: Property and Equipment
     Our property and equipment are:

	July 2,	September 30,
	2010	2009
	(In millions)
Land and buildings	$135.0	$135.5
Machinery and equipment	368.9	390.3
Furniture and fixtures	32.3	38.0
Less: Accumulated depreciation	(398.5)	(410.1)

Total	137.7	153.7
Construction-in-progress	10.2	9.1

Total property and equipment, net	$147.9	$162.8

Note 6: Investments
     As of July 2, 2010 and September 30, 2009, our available-for-sale securities were:

				Other-Than-
				Temporary
	Cost	Unrealized	Realized	Impairment	Fair
	Basis	Gain (3)	Loss (3)	Loss (3)	Value
			(In millions)
July 2, 2010
Corporate commercial paper, CDs and bonds	$174.4	$0.1	$—	$—	$174.5
Government bonds	80.3	0.1	—	—	80.4
Auction rate securities	83.7	2.7	—	—	11.4	(1)

Total available-for-sale securities	$338.4	$2.9	$—	$—	$266.3

September 30, 2009
Corporate bonds	$50.7	$0.4	$—	$—	$51.1
Government bonds	—	—	—	—	—
Equity securities	0.1	0.1	0.1	—	—
Auction rate securities	169.8	2.3	—	18.4	24.3	(2)

Total available-for-sale securities	$220.6	$2.8	$0.1	$18.4	$75.4

(1)	Net of cumulative unrealized gains of $3.2 million and other-than-temporary losses of $75.5 million

(2)	Net of cumulative unrealized gains of $2.9 million and other-than-temporary losses of $148.4 million

(3)	For the nine and eleven months ended July 2, 2010 and September 30, 2009, respectively
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
     As of July 2, 2010, we held auction rate securities with a fair value of $11.4 million having an original par value of $83.7 million. Although contractual maturities of these securities range from 23 to 42 years, we have classified them as short-term due to our intention to sell them within one year.
     During the three and nine months ended July 2, 2010, we sold auction rate securities having a par value of $71.2 million and $86.1 million for proceeds of $11.7 million and $17.9 million, respectively. As a result of these sales, we recorded net gains of $4.6 million and $2.2 million for the three and nine months ended July 2, 2010, respectively, within Other Income (Expense), Net (refer to Note 14). During July of 2010, we sold auction rate securities having a par value of $66.2 million and a fair value of $9.5 million as of July 2, 2010, for proceeds for $10.9 million. As a result of these sales, we recorded gains of $5.3 million.
     During the nine months ended July 2, 2010, we recorded $1.4 million of other-than-temporary impairment charges related to the auction rate securities we held, (which is included in the $3.1 million loss recognized on impairment of available-for-sale securities within Other Income (Expense), Net, refer to Note 14). During the eleven months ended September 30, 2009, we recorded $18.4 million of other-than-temporary losses on our auction rate securities.
     On June 8, 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement agreement resulted in our receiving $56.5 million in cash and allowed us to retain ownership in the auction rate securities (refer to Note 14). During 2009, we made a claim in the Lehman Brothers bankruptcy proceeding with respect to auction rate securities they sold to us, but at this time we are uncertain whether we will recover any of our losses associated with these securities. Beginning in the first quarter of fiscal 2010, we began selling auction rate securities that we held and have since sold substantially all of the remaining auction rate securities, including those that we acquired through Lehman Brothers.
     During fiscal 2009, 2008 and 2007, we invested $1.2 million, $4.0 million and $8.1 million, respectively, in ip.access Ltd., a U.K.-based company. On April 26, 2010, we invested an additional $1.0 million in ip.access Ltd, for a total investment of $14.3 million. These investments are accounted for under the cost method and are included in the other assets line item of the balance sheet. We evaluate the recovery of our investments in ip.access Ltd. on a quarterly basis due to the existence of certain impairment indicators. Based on the results of an analysis of the expected cash flows of ip.access Ltd., we recorded an other-than-temporary impairment on our investment during the three months ended April 2, 2010 in the amount of $5.3 million (refer to Note 14). We believe that our analysis of expected cash flows qualifies as a Level 3 fair value measurement as described in Note 16. Our valuation is based on the income approach and is based on our share of the expected cash flows of the business. The carrying amount of our investment in ip.access Ltd. was $9.0 million and $13.3 million at July 2, 2010 and September 30, 2009, respectively.
     During the first nine months of fiscal 2010, we had net purchases of $205.0 million of short and long-term corporate, government and U.S. agency obligations. These securities are categorized as available-for-sale. The contractual maturities of the securities classified as short-term are one to twelve months. The contractual maturities of the securities classified as long-term are thirteen to twenty-one months.
     During fiscal 2009, we purchased $51.4 million, including accrued interest, of unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). These holdings are classified as short-term available-for-sale securities. The contractual maturity of these notes is December 1, 2010.
     After evaluating the recoverability of our cost method investments during the second quarter of fiscal 2009, we recorded a $3.0 million other-than-temporary impairment of our entire investment in E-Band Communications Corporation.
     We regularly evaluate the recoverability of our cost method investments based on the performance and financial position of the underlying business.
Note 7: Goodwill and Intangible Assets
     Goodwill is tested for impairment annually, or more frequently if potential interim indicators exist that could result in an impairment. We perform impairment reviews at a business unit level and use a discounted cash flow model based on management’s judgment and assumptions to determine the estimated fair value of each business unit. Our three operating segments, Connectivity, Network Solutions and Professional Services, are considered the business units. An impairment loss generally would be recognized when the carrying amount of the business unit’s net assets exceeds the estimated fair value of the business unit.
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
     For the nine months ended June 26, 2009, we recorded charges of $412.4 million to impair goodwill, intangible assets, intellectual property, and fixed assets.
     The following are changes in the carrying amount of goodwill for the nine months ended July 2, 2010:

		Network
	Connectivity	Solutions	Total
		(In millions)
Balance as of September 30, 2009	$0.2	$—	$0.2

Century Man 2009 Earn-out	5.8	—	5.8

Balance as of July 2, 2010	$6.0	$—	$6.0

     During the first quarter of 2010, we recorded an accrual of $5.5 million due to the attainment of certain earn-out thresholds during 2009 related to the Century Man acquisition as certain financial results were achieved by the Century Man business. During the second quarter of 2010, we recorded $0.3 million of goodwill related to a foreign exchange rate guarantee on the release of the escrow related to the acquisition. This accrual increased goodwill associated with the acquisition.
Note 8: Notes Payable
     The following describes our notes payable as of July 2, 2010 and September 30, 2009:

	July 2, 2010	September 30, 2009
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$200.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	225.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	225.0

Total convertible subordinated notes	650.0	650.0

Other, variable rate debt, various due dates	1.2	1.6

Total notes payable and other debt	651.2	651.6
Less: Current portion of notes payable and other debt	0.3	0.6

Long-term notes payable	$650.9	$651.0

     We estimated the fair market value of our long-term notes payable to be approximately $519.2 million and $476.2 million as of July 2, 2010 and September 30, 2009, respectively, based on recent market quotes of the securities. Upon the completion of the merger, noteholders under each indenture would have the option to require us to redeem the notes at par value, plus accrued and unpaid interest.
     Credit Facility
     On December 18, 2009, we entered into a new asset-backed revolving credit facility with Wachovia Bank National Association (the “Credit Facility”) in the amount of up to $75.0 million. Drawings under the Credit Facility may be used for general operating, working capital and other corporate purposes. Additionally, availability under the Credit Facility may be used to issue letters of credit or to secure hedging obligations. Along with the parent company, two U.S-based subsidiaries are borrowers and three other U.S.-based subsidiaries provide guarantees of obligations under the Credit Facility.
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
     Under the Credit Facility, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and certain investments located in the U.S. plus availability under the Credit Facility, equal to $150.0 million. Additionally, when borrowing availability under the Credit Facility drops below a specified level, we must maintain a fixed charge coverage ratio of 1.0. This ratio is defined as consolidated EBITDA divided by the sum of certain fixed payments. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Our ability to repurchase debt, equity and pay cash dividends is contingent upon ADC maintaining certain levels of liquidity. As of July 2, 2010 we were in compliance with all covenants under the Credit Facility.
     Borrowings under the Credit Facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the facility. The amount available under the Credit Facility will fluctuate based on seasonality of our sales and the value of any hedging obligations secured under the Credit Facility. As of July 2, 2010, although there were no borrowings outstanding, a $15.2 million collateral requirement under our interest rate swap agreement (refer to Note 17) was secured under the Credit Facility, releasing us from a cash collateral requirement of $15.2 million. The amount secured under the Credit Facility could fluctuate significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of July 2, 2010, we have deferred $1.7 million of financing fees, $1.6 million of which was incurred during the nine months ended July 2, 2010, related to this facility that will be amortized as interest expense over the term of the Credit Facility. The merger qualifies as a “change in control” under the Credit Facility, and would require that we obtain the consent of Wachovia Bank National Association to maintain the Facility upon completion of the merger. No borrowings were outstanding under the Credit Facility as of August 5, 2010.
Note 9: Income Taxes
     Our income tax expense for the three and nine months ended July 2, 2010 of $1.9 million and $4.1 million, respectively, primarily relates to foreign income taxes. Our income tax expense for the three months ended June 26, 2009 of $0.9 million primarily relates to foreign income taxes. Our income tax benefit for the nine months ended June 26, 2009 of $6.1 million primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE as well as foreign income taxes. The reversal of these deferred tax liabilities results from the goodwill impairment charge discussed in Note 7 of the financial statements.
     As of July 2, 2010, our net deferred tax assets were $865.3 million with a related valuation allowance of $809.6 million. Deferred tax assets represent future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. The realization of deferred tax assets is dependent on future taxable income against which these deductions can be applied. ASC 740 requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized, and requires periodic adjustments to the valuation allowance when there are changes in the evidence of realizability. Most of our deferred tax assets are related to U.S. income tax net operating losses and are not expected to expire until after fiscal 2021.
     As of July 2, 2010, the gross amount of unrecognized income tax benefits (excluding interest and penalties) was $19.1 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $4.3 million. Interest and penalties related to unrecognized income tax benefits are recorded in our income tax provision and the amount accrued as of July 2, 2010 totaled $2.0 million.
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
     The components of comprehensive income (loss) are:

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions)		(In millions)
Net income (loss)	$75.8	$6.8	$51.4	$(485.9)
Change in foreign currency translation adjustment	(1.8)	6.4	4.3	(7.4)
Net change in fair value of interest rate swap	(2.9)	3.6	(2.7)	(10.5)
Net change in fair value of Mexican peso hedge	(0.7)	2.1	(0.2)	0.6
Pension obligation adjustment, net	—	—	—	6.4
Unrealized gain on available-for-sale securities	1.1	1.0	0.1	1.3

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions)		(In millions)
Total comprehensive income (loss) available to ADC common shareowners	71.5	19.9	52.9	(495.5)

Comprehensive earnings (loss) available to non-controlling interests	(0.1)	0.1	0.6	(1.3)

Total comprehensive income (loss)	$71.4	$20.0	$53.5	$(496.8)

     There is no net tax impact for the components of comprehensive income due to the valuation allowance on our net deferred tax assets.
Note 11: Changes in Shareowners’ Investment
     The following are changes in shareowners’ investment for the nine months ended July 2, 2010:

					Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
				(In millions)
Beginning Balance September 30, 2009	96.6	$23.6	$1,311.9	$(965.9)	$(13.4)	$4.7	$360.9
Net income	—	—	—	51.4	—	0.6	52.0
Other comprehensive income	—	—	—	—	1.5	—	1.5

Total comprehensive income	—	—	—	51.4	1.5	0.6	53.5
Exercise of common stock options and restricted stock releases	0.4	0.1	(1.5)	—	—	—	(1.4)
Share-based compensation expense	—	—	11.6	—	—	—	11.6
Purchase of subsidiary shares from non-controlling interests	—	—	(0.2)	—	—	(0.4)	(0.6)
Distributions to non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Other (1)	—	—	—	5.5	—	—	5.5

Balance as of July 2, 2010	97.0	$23.7	$1,321.8	$(909.0)	$(11.9)	$4.8	$429.4

(1)	Reclassification of credit losses related to auction rate securities.
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
     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 27.2% and 24.9% of our net sales in the three and nine months ended July 2, 2010, respectively. For the three and nine months ended June 26, 2009, AT&T represented 20.7% and 19.7% of net sales, respectively. In addition, for the three and nine months ended July 2, 2010, Verizon represented 13.2% and 13.1% of net sales, respectively. For the three and nine months ended June 26, 2009, Verizon represented 20.0% and 18.6% of net sales, respectively. Revenues from AT&T and Verizon are included in each of our three reportable segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
			(In millions)
Three Months Ended July 2, 2010
External net sales:
Products	$229.2	$22.9	$12.3	$264.4	$—	$264.4
Services	0.9	5.9	33.2	40.0	—	40.0

Total external net sales	230.1	28.8	45.5	304.4	—	304.4

Depreciation and amortization	13.4	1.1	0.7	15.2	—	15.2
Operating income (loss)	$24.7	$(2.6)	$2.9	$25.0	$1.2	$26.2
Three Months Ended June 26, 2009
External net sales:
Products	$232.0	$16.7	$9.7	$258.4	$—	$258.4
Services	0.7	3.7	27.5	31.9	—	31.9

Total external net sales	232.7	20.4	37.2	290.3	—	290.3

Depreciation and amortization	14.0	0.7	0.6	15.3	—	15.3
Operating income (loss)	$28.0	$(4.4)	$2.9	$26.5	$(4.6)	$21.9

		Network	Professional		Restructuring	GAAP
	Connectivity	Solutions	Services	Consolidated	and Impairment	Consolidated
			(In millions)
Nine Months Ended July 2, 2010
External net sales:
Products	$642.7	$57.8	$31.5	$732.0	$—	$732.0
Services	2.8	16.4	92.8	112.0	—	112.0

Total external net sales	645.5	74.2	124.3	844.0	—	844.0

Depreciation and amortization	41.1	3.1	2.2	46.4	—	46.4
Operating income (loss)	$50.7	$(13.1)	$5.8	$43.4	$(13.1)	$30.3
Nine Months Ended June 26, 2009
External net sales:
Products	$673.3	$44.8	$30.4	$748.5	$—	$748.5
Services	0.8	14.0	83.3	98.1	—	98.1

Total external net sales	674.1	58.8	113.7	846.6	—	846.6

Depreciation and amortization	44.8	4.6	2.0	51.4	—	51.4
Operating income (loss)	$34.0	$(27.3)	$5.7	$12.4	$(429.0)	$(416.6)
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign net sales and ownership of property and equipment:

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions)		(In millions)
Geographic Sales Information:
Inside the United States	$191.4	$178.8	$510.2	$499.1
Outside the United States:
Asia Pacific (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	30.1	24.2	90.2	77.5

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions)		(In millions)
China (1)	17.0	22.0	54.5	61.0
EMEA (Europe, Middle East and Africa)	44.2	47.6	129.7	146.9
Americas (Canada, Central and South America)	21.7	17.7	59.4	62.1

Total net sales	$304.4	$290.3	$844.0	$846.6

Property and Equipment, Net: (2)
Inside the United States	$104.2
Outside the United States	43.7

Total property and equipment, net	$147.9

(1)	Due to the significance of its net sales, China is broken out for geographic purposes.

(2)	Other than the United States, no single country has property and equipment sufficiently material to disclose.
Note 13: Impairment, Restructuring and Other Disposal Charges
     During the three and nine months ended July 2, 2010 and June 26, 2009, we incurred restructuring charges associated with workforce reductions as well as the consolidation of excess facilities. For the three and nine months ended July 2, 2010 and June 26, 2009, restructuring charges resulting from our actions, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are:

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
	(In millions)		(In millions)
Impairments:
Fixed asset write-downs	$(0.1)	$0.3	$0.6	$1.0
Goodwill and intangibles	—	—	—	411.4

Total impairment charges	(0.1)	0.3	0.6	412.4

Restructuring charges:
Employee severance	(1.3)	4.6	11.8	15.6
Facilities consolidation and lease termination	0.2	(0.3)	0.7	1.0

Total restructuring charges	(1.1)	4.3	12.5	16.6

Other disposal charges: Inventory write-offs	—	—	—	14.0

Total impairment, restructuring and other disposal charges	$(1.2)	$4.6	$13.1	$443.0

     Impairment Charges: During the three and nine months ended July 2, 2010, we recorded impairment charges of $(0.1) million and $0.6 million, respectively, related to fixed assets. See Note 7 to the financial statements for a discussion of the impairment of goodwill and intangible assets for the three and nine months ended June 26, 2009.
     Restructuring Charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended July 2, 2010, 28 and 310 employees, respectively, were impacted by reductions in force. These reductions in force occurred mainly in our Connectivity segment in the Asia-Pacific region as a result of the consolidation of certain facilities.
     During the three and nine months ended June 26, 2009, 127 and 970 employees, respectively, were impacted by reductions in force. These reductions impacted all business units and regions, primarily Connectivity in the Americas and EMEA.
     During the three months ended July 2, 2010, we reduced estimated employee severance costs by $1.3 million due primarily to a reduction in the estimated cost of our EMEA workforce reduction efforts that were announced and originally recorded in the fourth quarter of fiscal 2009. For the nine months ended July 2, 2010, restructuring charges were $11.8 million. For the three and nine months ended June 26, 2009, restructuring charges were $4.6 million and $15.6 million, respectively. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. Due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower estimated sublease income, we incurred restructuring charges of $0.2 million for the three months ended July 2, 2010. For the three months ended June 26, 2009, we recorded a credit of $0.3 million due to a change in estimated sublease income. For the nine months ended July 2, 2010 and June 26, 2009, these charges were $0.7 million and

$1.0 million, respectively.
     Other Disposal Charges: During the nine months ended June 26, 2009, we recorded $14.0 million for the write-off of obsolete inventory associated with exit activities. The inventory write-offs consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect product line. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of July 2, 2010:

		Continuing
	Accrual	Operations Net	Cash payments	Accrual
Type of Charge	September 30, 2009	Additions	Charged to accrual	July 2, 2010
		(In millions)
Employee severance costs	$29.1	$11.8	$25.3	$15.6
Facilities consolidation	7.6	0.7	1.5	6.8

Total restructuring accrual	$36.7	$12.5	$26.8	$22.4

     The following is a schedule of future payments of accrued costs associated with employee severance and consolidation of facilities as of July 2, 2010:

	Severance	Facilities
	(In millions)
2010	$6.6	$0.7
2011	3.1	1.7
2012	2.6	1.2
2013	1.7	1.1
2014	1.0	1.1
Thereafter	0.6	1.0

Total	$15.6	$6.8

     Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 14: Other Income (Expense), Net
     Other Income (Expense), net is:

	Three Months ended		Nine Months ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
		(In millions)
Interest income on investments	$1.1	$1.8	$3.5	$9.4
Interest expense on borrowings	(6.9)	(6.7)	(20.5)	(21.5)

Interest expense, net	(5.8)	(4.9)	(17.0)	(12.1)
Loss recognized on impairment of available-for-sale securities	—	(0.7)	(3.1)	(41.3)
Gain realized on sale of available-for-sale-securities	4.6	—	2.2	0.4
Write-down of cost method investments	—	—	(5.3)	(3.0)
Foreign exchange loss	(1.0)	—	(4.0)	(0.8)
Gain (loss) on sale of fixed assets	(0.2)	(0.1)	(1.3)	0.6
Gain on sale of product line	—	—	15.9	—
Settlement of auction rate securities claims, net of $2.1 million in fees	54.4	—	54.4	—
Other, net	(0.5)	(0.1)	(1.1)	(0.5)

Subtotal	57.3	(0.9)	57.7	(44.6)

Total other income (expense), net	$51.5	$(5.8)	$40.7	$(56.7)

     The change in net interest income (expense) predominately is due to significantly lower interest income on cash investments in more recent periods.

     During June 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement agreement resulted in our receiving $56.5 million in cash and allowed us to retain ownership in the auction rate securities. In addition, we have commenced the sale of the remaining auction rate securities we held, realizing proceeds of $11.7 million and $17.9 million and gains of $4.6 million and $2.2 million, during the three and nine months ended July 2, 2010, respectively, within Other Income (Expense), Net. As of July 2, 2010, we held auction rate securities with a fair value of $11.4 million and an original par value of $83.7 million. During July of 2010, we sold auction rate securities having a par value of $66.2 million and a fair value of $9.5 million as of July 2, 2010, for proceeds for $10.9 million. As a result of these sales, we recorded gains of $5.3 million.
     During the nine months ended July 2, 2010 we recorded $1.4 million of other-than-temporary impairment charges on available-for-sale securities (which is included in the $3.1 million of loss recognized on impairment of available-for-sale securities). During the three and nine months ended June 26, 2009, we recorded other-than-temporary impairment charges of $0.7 million and $41.3 million, respectively, to reduce the carrying value of certain auction rate securities we held.
     On October 30, 2009, we completed the sale of our copper-based RF signal management business to ATX Networks, Corp. (“ATX”). This sale of a non-strategic product line supported our ongoing effort to focus our Connectivity segment on fiber-based technology. ATX paid us $17.0 million in cash for the business. The assets sold consisted primarily of inventory, fixed assets and intellectual property. ATX assumed future product warranty liabilities for products sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. As part of the sale transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We recorded a gain of $15.9 million in connection with the transaction within Other Income (Expense), Net.
     During the second quarter of fiscal 2010, we recorded a $5.3 million other-than-temporary impairment related to our investment in ip.access Ltd. (refer to Note 6).
     During the second quarter of fiscal 2009, we recorded a $3.0 million other-than-temporary impairment related to our investment in E-Band Communications Corporation.
Note 15: Commitments and Contingencies
     Legal Contingencies: Following the announcement of the merger transaction with Tyco Electronics Ltd., a number of putative shareholder class action lawsuits were filed in the District Court of Hennepin County, Minnesota, Fourth Judicial District and two lawsuits were filed in the United States District Court for the District of Minnesota against various combinations of Tyco Electronics Ltd., Tyco Electronics Minnesota, Inc., ADC Telecommunications, Inc., the individual members of our board of directors, and one of our non-director officers. The Hennepin County actions have been consolidated into a single lawsuit. The complaints generally allege, among other things, that the members of our board breached their fiduciary duties owed to the shareowners of the company by entering into the merger agreement, approving the offer and the proposed merger and failing to take steps to maximize the value of the company to its shareowners, and that the Company, Parent and Purchaser aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the transaction improperly favors Tyco Electronics, Ltd.; that certain provisions of the merger agreement unduly restrict the company’s ability to negotiate with rival bidders; and that shareowners of the company have been deprived of the ability to make an informed decision as to whether to tender their shares. In several of these actions, plaintiffs also purport to bring derivative actions on behalf of the company against the individual members of our board of directors, alleging that the individual members of our board of directors are wasting corporate assets, abusing their ability to control the company and breaching their fiduciary duties. The federal court actions also allege that the Company and our board violated sections 14(d)(4) and 14(e) of the Exchange Act by making misrepresentations and omissions in the Schedule 14D-9. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the merger and other forms of equitable relief. We have not established a reserve for these matters since we do not consider a loss to be probable, nor estimable at this time.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of July 2, 2010, we had recorded $6.9 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.

     On August 17, 2009, we met with representatives from the Office of the Inspector General of the United States, where we disclosed a potential breach of the country of origin requirements for certain products sold under a supply agreement with the federal government’s General Services Administration. We self-reported this potential breach as a precautionary matter and it is unclear at this time whether any penalties will be imposed. Following the meeting, we provided the Office of the Inspector General with additional documentation related to this matter. We expect a further response from the Office of the Inspector General following its review of this information. At this time we do not believe the ultimate resolution of this matter will have a material adverse impact on our business, results of operations or financial condition.
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
Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. As of July 2, 2010 and September 30, 2009, our assets utilizing Level 1 inputs include money market funds and certain available-for-sale securities that are traded in an active market with sufficient volume and frequency of transactions.
Level 2
     Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. As of July 2, 2010 and September 30, 2009, our assets and liabilities utilizing Level 2 inputs include auction rate securities, derivative instruments and foreign currency hedges.
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
Level 3
     Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of July 2, 2010, we do not have any assets or liabilities being valued utilizing the Level 3 inputs. As of September 30, 2009, our assets and liabilities utilizing Level 3 inputs included auction rate securities.
     At July 2, 2010 and September 30, 2009, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, notes receivable, available-for-sale securities, accounts payable and other accrued liabilities related to the divestitures. The fair values of these financial instruments (except for auction rate-securities) approximated carrying values because of the nature of these instruments. In addition, we have long-term notes payable, the fair value of which is disclosed in Note 8.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of July 2, 2010 and September 30, 2009 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	July 2,	Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$449.2	$449.2	$—	$—
Corporate commercial paper, CD’s and bonds	174.5	174.5	—	—
Government bonds	80.4	80.4	—	—
Restricted cash	8.1	8.1	—	—
Auction rate securities	11.4	—	11.4	—

Total assets measured at fair value	$723.6	$712.2	$11.4	$—

Liabilities:
Interest rate swap liabilities (1)	14.9	—	14.9	—

Total liabilities measured at fair value	$14.9	$—	$14.9	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$535.5	$535.5	$—	$—
Corporate commercial paper, CD’s and bonds	51.1	51.1	—	—
Foreign currency hedges	0.4	—	0.4	—
Restricted cash	25.0	25.0	—	—
Auction rate securities	24.3	—	—	24.3

Total assets measured at fair value	$636.3	$611.6	$0.4	$24.3

Liabilities:
Interest rate swap liabilities (1)	12.2	—	12.2	—

Total liabilities measured at fair value	$12.2	$—	$12.2	$—

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for July 2, 2010 were liabilities of $9.4 million and $5.5 million, respectively. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively.
     The following table provides detail on the activity related to the auction rate securities balance as of July 2, 2010 and September 30, 2009 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Balance as of September 30, 2009	$24.3
Total gains or losses (realized or unrealized)
Included in earnings – Other Income (expense), net	(1.1)
Included in other comprehensive income	2.7
Sales	(14.5)
Transfers in and/or out of Level 3	(11.4)

Balance as of July 2, 2010	$—

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Balance as of October 31, 2008	$40.4
Total gains or losses (realized or unrealized)
Included in earnings – Other Income (expense), net	(18.4)
Included in other comprehensive income	2.3
Sales	—
Transfers in and/or out of Level 3	—

Balance as of September 30, 2009	$24.3

     At the end the third quarter of fiscal 2010, we transferred $11.4 million of auction rate securities out of the Level 3 classification into Level 2 based on a change in our valuation methodology. Due to our intention to sell our auction rate securities, we have received a range of quoted market prices and have used the lower end of these ranges to value the securities. We believe that the use of market price quotes to value these securities falls under the Level 2 classification as there is a limited market for these securities at this time. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.
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
     As a result of our effectiveness assessment at July 2, 2010, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flows attributable to the hedged risks.
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and our capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At July 2, 2010, we had open Mexican peso hedge contracts with notional amounts totaling $19.4 million and unrealized gains of $0.2 million. Generally our peso hedge contracts have consisted of either forward contracts to purchase the peso at previously determined exchange rates or collars, which limit our exposure to foreign currency fluctuations by entering into the purchase and sale of calls and puts at specific exchange rates that settle at the same time. These contracts, with maturities through June 2011, met the criteria for cash flow hedges. As a result, unrealized gains and losses, after tax, are recorded as a component of accumulated other comprehensive income.
     Interest rate swaps are entered into in order to manage interest rate risk associated with our variable-rate borrowings. We entered into the following interest rate swap agreement to manage exposures to fluctuations in interest rates by fixing the LIBOR interest rate related to our convertible notes that mature in June 2013:

Year Swap
entered into	Fixed Rate	Notional Amount	Expiration Date
2008	4.0%	$200,000,000	June 2013
     This interest rate swap was designated as, and met the criteria of, a cash flow hedge. The fair value of the interest rate swap agreement on July 2, 2010 and September 30, 2009 was a liability of $14.9 million and $12.2 million, respectively.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At July 2, 2010 and September 30, 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These contracts did not meet the criteria for hedge accounting. The fair value of these hedges was nominal at July 2, 2010 and September 30, 2009.
     The following table provides detail on the activity of our derivative instruments as of July 2, 2010 (in millions):

Derivatives in cash flow hedging relationships	Interest rate swap (1)	Mexican peso hedge (2)	Total
Balance as of September 30, 2009	$(12.2)	$0.4	$(11.8)
Amount of (gain) loss recognized in Other Comprehensive Income on derivative (effective portion)	(7.7)	0.6	(7.1)
Amount of (gain) loss reclassified from Other Comprehensive Income into income (effective portion) (3)	5.0	(1.0)	4.0

Balance as of July 2, 2010	$(14.9)	$—	$(14.9)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for July 2, 2010 were liabilities of $9.4 million and $5.5 million, respectively. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Gains and losses are reclassified to interest income (expense) for the interest rate swap and cost of goods sold for the Mexican peso hedge.
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
     As of July 2, 2010, the interest rate swap termination value of $15.2 million was secured under the Credit Facility releasing us from a cash collateral requirement of the same amount. The amount secured under the Credit Facility could increase or decrease significantly as the interest rate swap termination value fluctuates with the forward LIBOR.
     We expect all of the $0.2 million unrealized gain on our Mexican peso hedge and approximately $6.6 million of unrealized loss on our interest rate swap at July 2, 2010 to be reclassified into the income statement within the next twelve months.
     The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as hedging instruments under SFAS 133		Amount of gain (loss) recognized in income on derivative
	Classification of gain (loss) recognized in	Three months ended		Nine Months ended
	income on derivative	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
Foreign currency hedges	Other income (expense), net	$1.2	$(1.5)	$1.1	$2.9

Note 18: Subsequent Event
     On July 12, 2010, we entered into an Agreement and Plan of Merger with Tyco Electronics Ltd., a Swiss company and its wholly owned subsidiary, Tyco Electronics Minnesota, Inc, which was amended on July 24, 2010. Pursuant to that agreement, Tyco Electronics Minnesota, Inc. commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $12.75 per share in cash on July 26, 2010. The tender offer will expire, unless extended, on August 23, 2010. As soon as practicable after the consummation of the tender offer and satisfaction or waiver of certain conditions set forth in the merger agreement, Tyco Electronics Minnesota, Inc. will merge with and into ADC Telecommunications, Inc., and ADC Telecommunications, Inc. will become an indirect wholly-owned subsidiary of Tyco Electronics Ltd.
     The consummation of the tender offer is subject to certain conditions. Among other things, these conditions include satisfaction of applicable antitrust reviews in the United States and other jurisdictions. The tender offer also is conditioned on Tyco Electronics Minnesota, Inc. acquiring a majority of our shares of common stock on a fully diluted basis. The transactions are not subject to Tyco Electronics Ltd. obtaining financing. The merger agreement also includes customary covenants and termination provisions. Among other things, we are required to operate our business in the ordinary course until the merger is complete, and a number of covenants limit or restrict our ability to take certain actions prior to that time. Under specified circumstances, we will be required to pay Tyco Electronics Ltd. a termination fee of $38.0 million in connection with a termination of the merger agreement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Merger
     On July 12, 2010, we entered into an Agreement and Plan of Merger with Tyco Electronics Ltd., a Swiss company and its wholly owned subsidiary, Tyco Electronics Minnesota, Inc, which was amended on July 24, 2010. Pursuant to that agreement, Tyco Electronics Minnesota, Inc. commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $12.75 per share in cash on July 26, 2010. The tender offer will expire, unless extended, on August 23, 2010. As soon as practicable after the consummation of the tender offer and satisfaction or waiver of certain conditions set forth in the merger agreement, Tyco Electronics Minnesota, Inc. will merge with and into ADC Telecommunications, Inc., and ADC Telecommunications, Inc. will become an indirect wholly-owned subsidiary of Tyco Electronics Ltd.
     The consummation of the tender offer is subject to certain conditions. Among other things, these conditions include satisfaction of applicable antitrust reviews in the United States and other jurisdictions. The tender offer also is conditioned on Tyco Electronics Minnesota, Inc. acquiring a majority of our shares of common stock on a fully diluted basis. The transactions are not subject to Tyco Electronics Ltd. obtaining financing. The merger agreement also includes customary covenants and termination provisions. Among other things, we are required to operate our business in the ordinary course until the merger is complete, and a number of covenants limit or restrict our ability to take certain actions prior to that time. Under specified circumstances, we will be required to pay Tyco Electronics Ltd. a termination fee of $38.0 million in connection with a termination of the merger agreement.
Our Business
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
Marketplace Conditions
     We believe there are indicators that certain geographies and markets around the world are emerging from the adverse impacts of the global economic downturn, although the timing, strength and continuity of a global economic recovery remain uncertain. During the economic downturn we took steps, and we continue to take steps, to lower our operating cost structure. We believe these steps have built leverage into our operating model without significantly compromising our ongoing investment for the future. The actions we have taken include reductions in our global work force, an increased use of resources in low cost locations, and the consolidation of facilities and activities. We also have realigned and refocused our resources on our most strategic initiatives through the rationalization or sale of certain non-strategic product and service offerings.
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
     Spending on these next-generation initiatives by our customers has not resulted in significant aggregate overall spending increases on all categories of network infrastructure equipment as spending on mature, legacy products has decreased over time. We therefore believe our ability to compete in the communications equipment marketplace depends in significant part on whether we can continue to develop and market next-generation network infrastructure products effectively to drive growth in our business.
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
     These initiatives have yielded significant ongoing cost savings to our operations and have allowed us to manage effectively through the global economic downturn. For instance, during fiscal 2009, as a result of these initiatives, we kept our gross margins in line with fiscal 2008 margins despite substantially lower sales volumes and, in the first nine months of fiscal 2010, have experienced gross margin expansion. These savings have helped to generate leverage in our operating model and offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement these initiatives is subject to numerous risks and uncertainties and no assurance can be given that this strategy will continue to be successful. Our gross profit percentages will continue to fluctuate from period to period due to several factors, including, but not limited to, sales volume, raw material and freight costs, product mix and the impact of future potential efficiency and cost saving initiatives.
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
     We also seek to partner with other companies as a means to serve the public and private communication network markets and to offer more complete solutions for our customers’ needs. Many of our connectivity products in particular are conducive to incorporation by other equipment vendors into a systems-level solution. We also believe there are opportunities for us to sell more of our products through indirect sales channels, including systems integrators and value-added resellers. We have over 500 value-added reseller partners worldwide. In addition, we are expanding our relationships with distributors to make our products more readily available to a wider base of customers globally.
     A more detailed description of the risks to our business can be found in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in Item 1A of the Quarterly Report on Form 10-Q for the quarter ended April 2, 2010 and in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended July 2, 2010.
Results of Operations
Net Sales
     Due to the change in our fiscal year end date from October 31 to September 30, which was completed in fiscal 2009, the financial statements and financial comparisons included in this Form 10-Q relate to the three and nine month periods ended July 2, 2010 and June 26, 2009. The financial results for the three and nine month periods ended June 26, 2009 have been recast to allow for comparison based on our new fiscal periods.
     The following table shows net sales and expense items from continuing operations for the three and nine months ended July 2, 2010 and June 26, 2009:

			Percentage
	Three months ended		Increase (Decrease)
	July 2, 2010	June 26, 2009	Between Periods
	(In millions)
Net sales	$304.4	$290.3	4.9%

Cost of sales	191.4	188.1	1.8

Gross profit	113.0	102.2	10.6
Gross margin	37.1%	35.2%
Operating expenses:
Research and development	16.2	16.0	1.3
Selling and administration	71.8	59.7	20.3
Impairment charges	(0.1)	0.3	(133.3)
Restructuring charges	(1.1)	4.3	(125.6)

Total operating expenses	86.8	80.3	8.1

Operating income (loss)	26.2	21.9	19.6
Operating margin	8.6%	7.5%
Other income (expense), net:
Interest income, net	(5.8)	(4.9)	18.4
Other, net	57.3	(0.9)	—

Income (loss) before income taxes	77.7	16.1	382.6
Provision for income taxes	1.9	0.9	111.1

Income (loss) from continuing operations	$75.8	$15.2	398.7%

			Percentage
	Nine Months ended		Increase (Decrease)
	July 2, 2010	June 26, 2009	Between Periods
	(In millions)
Net sales	$844.0	$846.6	(0.3)%

Cost of sales	539.0	587.3	(8.2)

Gross profit	305.0	259.3	17.6
Gross margin	36.1%	30.6%
Operating expenses:
Research and development	49.4	50.3	(1.8)
Selling and administration	212.2	196.6	7.9
Impairment charges	0.6	412.4	(99.9)
Restructuring charges	12.5	16.6	(24.7)

Total operating expenses	274.7	675.9	(59.4)

Operating income (loss)	30.3	(416.6)	107.3
Operating margin	3.6%	(49.2)%
Other income (expense), net:
Interest income, net	(17.0)	(12.1)	40.5
Other, net	57.7	(44.6)	229.4

Income (loss) before income taxes	71.0	(473.3)	115.0
Provision (benefit) for income taxes	4.1	(6.1)	167.2

Income (loss) from continuing operations	$66.9	$(467.2)	114.3%

     The following table sets forth our net sales for the three and nine months ended July 2, 2010 and June 26, 2009 for each of our reportable segments:

			Percentage
	Three months ended		Increase (Decrease)
	July 2, 2010	June 26, 2009	Between Periods
Reportable Segment	(In millions)
Connectivity
Products	$229.2	$232.0	(1.2)%
Services	0.9	0.7	28.6

Total Connectivity	230.1	232.7	(1.1)
Network Solutions:
Products	22.9	16.7	37.1
Services	5.9	3.7	59.5

Total Network Solutions	28.8	20.4	41.2

Professional Services:
Products	12.3	9.7	26.8
Services	33.2	27.5	20.7

Total Professional Services	45.5	37.2	22.3

Total Net Sales	$304.4	$290.3	4.9%

			Percentage
	Nine Months ended		Increase (Decrease)
	July 2, 2010	June 26, 2009	Between Periods
Reportable Segment		(In millions)
Connectivity
Products	$642.7	$673.3	(4.5)%
Services	2.8	0.8	250.0

Total Connectivity	645.5	674.1	(4.2)
Network Solutions:
Products	57.8	44.8	29.0
Services	16.4	14.0	17.1

Total Network Solutions	74.2	58.8	26.2

Professional Services:
Products	31.5	30.4	3.6
Services	92.8	83.3	11.4

Total Professional Services	124.3	113.7	9.3

Total Net Sales	$844.0	$846.6	(0.3)%

     Our net sales increased by 4.9% for the three months ended July 2, 2010 compared to the three months ended June 26, 2009 due to continued growth in our Network Solutions and Professional Services segments, which more than offset a slight revenue decline in our Connectivity segment. Compared to the nine months ended June 26, 2009, our net sales decreased 0.3% for the nine months ended July 2, 2010. This decrease was primarily driven by weakness in Connectivity products in our EMEA region.
     Connectivity net sales decreased from $232.7 million during the three months ended June 26, 2009 to $230.1 million during the three months ended July 2, 2010. The decrease in net sales is due to declines in our EMEA region and legacy copper connectivity business globally, which has been partially offset by the strengthening in our global fiber connectivity and structured cable product lines primarily in the Americas and Asia-Pacific regions. Net sales for this segment decreased from $674.1 million for the nine months ended June 26, 2009 to $645.5 million during the nine months ended July 2, 2010. This decrease is due to the factors described above and reduced spending on FTTX initiatives by a major customer in the United States. This reduced spending by this U.S. customer was expected due to their completion of the majority of a key strategic initiative, and going forward spending is expected to continue at this lower level.

     Network Solutions net sales increased from $20.4 million during the three months ended June 26, 2009 to $28.8 million during the three months ended July 2, 2010. Net sales for this segment increased from $58.8 million for the nine months ended June 26, 2009 to $74.2 million during the nine months ended July 2, 2010. These increases were driven by growth in both our in-building and outdoor wireless products.
     Professional Services net sales increased from $37.2 million during the three months ended June 26, 2009 to $45.5 million during the three months ended July 2, 2010. Net sales for this segment increased from $113.7 million for the nine months ended June 26, 2009 to $124.3 million during the nine months ended July 2, 2010. These increases were due to increased spending and an expanded presence with a key customer.
     International sales comprised 37.1% and 39.5% of our net sales for the three and nine months ended July 2, 2010, respectively. This compares to 38.4% and 41.0% for the three and nine months ended June 26, 2009, respectively. As a result of significant international sales, our net sales can and have fluctuated historically with movements in foreign exchange rates. Changes in foreign currency exchange rates positively impacted sales in the three months ended July 2, 2010 by approximately $0.8 million and negatively impacted sales in the nine months ended July 2, 2010 by approximately $14.0 million, versus the same periods in fiscal 2009.
     We have two significant customers who each account for more than 10% of our sales. AT&T accounted for 27.2% and 24.9% of our net sales in the three and nine months ended July 2, 2010, respectively. For the three and nine months ended June 26, 2009, AT&T represented 20.7% and 19.7% of net sales, respectively. In addition, for the three and nine months ended July 2, 2010, Verizon represented 13.2% and 13.1% of net sales, respectively. For the three and nine months ended June 26, 2009, Verizon represented 20.0% and 18.6% of net sales, respectively. Revenues from AT&T and Verizon are included in each of our three reportable segments.
Gross Margins
     During the three and nine months ended July 2, 2010, our gross margin percentages were 37.1% and 36.1%, respectively, compared to 35.2% and 30.6%, respectively, for the comparable periods ended June 26, 2009.
     The increase in gross margins for the three and nine months ended July 2, 2010 compared to the same periods in the prior year was due to a combination of operating efficiencies realized across most of our businesses and leverage from increased volumes in our Network Solutions and Professional Services businesses. These increases were also driven by the absence of approximately $14.0 million in inventory-related charges in our Network Solutions and Connectivity businesses recorded in the first quarter of fiscal 2009, which were caused by the shutdown of certain outdoor wireless and copper-based connectivity product lines.
Operating Expenses
     Total operating expenses for the three and nine months ended July 2, 2010 represented 28.5% and 32.5% of net sales, respectively. Because our fiscal 2009 year-to-date results included a $412.4 million impairment of goodwill and intangible assets (refer to Note 7), total operating expenses represented 27.7% and 79.8% of net sales for the same fiscal 2009 periods, respectively. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for the three and nine months ended July 2, 2010 represented 5.3% and 5.9% of net sales, respectively. For the three and nine months ended June 26, 2009, these expenses represented 5.5% and 5.9% of net sales, respectively. This decrease for the three months ended July 2, 2010 as a percent of sales is due to higher sales volumes as actual spending was slightly higher in fiscal 2010. Research and development expenses were $16.2 million and $49.4 million for the three and nine months ended July 2, 2010, respectively, compared to $16.0 million and $50.3 million for the same fiscal 2009 periods. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research is directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expenses for the three and nine months ended July 2, 2010 represented 23.6% and 25.1% of net sales, respectively. For the three and nine months ended June 26, 2009, these expenses represented 20.6% and 23.2% of net sales, respectively. Selling and administration expenses increased to $71.8 million and $212.2 million for the three and nine months ended July 2, 2010, respectively, compared to $59.7 million and $196.6 million for the same fiscal 2009 periods. The increases were due to a combination of higher stock-based compensation expense and increased employee incentive expenses of approximately $27.0 million, driven by fiscal 2009 employee incentives that were limited due to the global economic recession and fiscal 2010 financial performance to date has been well above target levels. These increases were offset partially by cost savings due to operational efficiencies.
     Restructuring charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. During the three and nine months ended July 2, 2010, 28 and 310 employees, respectively, were impacted by reductions in force. These reductions in force occurred mainly in our Connectivity segment in the Asia-Pacific region as a result of the consolidation of certain facilities.
     During the three and nine months ended June 26, 2009, 127 and 970 employees, respectively, were impacted by reductions in force. These reductions impacted all business units and regions, primarily Connectivity in the Americas and EMEA.
     During the three months ended July 2, 2010, we reduced estimated employee severance costs by $1.3 million due primarily to a reduction in the estimated cost of our EMEA workforce reduction efforts that were announced and originally recorded in the fourth quarter of fiscal 2009. For the nine months ended July 2, 2010, restructuring charges were $11.8 million. For the three and nine months ended June 26, 2009, restructuring charges were $4.6 million and $15.6 million, respectively. The costs of these reductions have been and will be funded through cash from operations.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. Due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower estimated sublease income, we incurred restructuring charges of $0.2 million for the three months ended July 2, 2010. For the three months ended June 26, 2009, we recorded a credit of $0.3 million due to a change in estimated sublease income. For the nine months ended July 2, 2010 and June 26, 2009, these charges were $0.7 million and $1.0 million, respectively.
     Other Disposal Charges: During the nine months ended June 26, 2009, we recorded $14.0 million for the write-off of obsolete inventory associated with exit activities. The inventory write-offs consisted of $10.8 million related to our decision to exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect product line. All inventory charges were recorded as cost of goods sold.
     Impairment Charges: During the three and nine months ended July 2, 2010, we recorded impairment charges of $(0.1) million and $0.6 million, respectively, related to fixed assets. See Note 7 to the financial statements for a discussion of the impairment of goodwill and intangible assets for the three and nine months ended June 26, 2009.
Other Income (Expense), Net
     Other Income (Expense), net is:

	Three Months ended		Nine Months ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
		(In millions)
Interest income on investments	$1.1	$1.8	$3.5	$9.4
Interest expense on borrowings	(6.9)	(6.7)	(20.5)	(21.5)

Interest expense, net	(5.8)	(4.9)	(17.0)	(12.1)
Loss recognized on impairment of available-for-sale securities	—	(0.7)	(3.1)	(41.3)
Gain realized on sale of available-for-sale-securities	4.6	—	2.2	0.4
Write-down of cost method investments	—	—	(5.3)	(3.0)
Foreign exchange loss	(1.0)	—	(4.0)	(0.8)
Gain (loss) on sale of fixed assets	(0.2)	(0.1)	(1.3)	0.6
Gain on sale of product line	—	—	15.9	—
Settlement of auction rate securities claims, net of $2.1 million in fees	54.4	—	54.4	—
Other, net	(0.5)	(0.1)	(1.1)	(0.5)

Subtotal	57.3	(0.9)	57.7	(44.6)

Total other income (expense), net	$51.5	$(5.8)	$40.7	$(56.7)

     The change in net interest income (expense) predominately is due to significantly lower interest income on cash investments in more recent periods.
     During June 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement agreement resulted in our receiving $56.5 million in cash and allowed us to retain ownership in the auction rate securities. In addition, we have commenced the sale of the remaining auction rate securities we held, realizing proceeds of $11.7 million and $17.9 million and gains of $4.6 million and $2.2 million, during the three and nine months ended July 2, 2010, respectively, within Other Income (Expense), Net. As of July 2, 2010, we held auction rate securities with a fair value of $11.4 million and an original par value of $83.7 million. During July of 2010, we sold auction rate securities having a par value of $66.2 million and a fair value of $9.5 million as of July 2, 2010, for proceeds for $10.9 million. As a result of these sales, we recorded gains of $5.3 million.
     During the nine months ended July 2, 2010 we recorded $1.4 million of other-than-temporary impairment charges on available-for-sale securities (which is included in the $3.1 million of loss recognized on impairment of available-for-sale securities). During the three and nine months ended June 26, 2009, we recorded other-than-temporary impairment charges of $0.7 million and $41.3 million, respectively, to reduce the carrying value of certain auction rate securities we held.
     On October 30, 2009, we completed the sale of our copper-based RF signal management business to ATX Networks, Corp. (“ATX”). This sale of a non-strategic product line supported our ongoing effort to focus our Connectivity segment on fiber-based technology. ATX paid us $17.0 million in cash for the business. The assets sold consisted primarily of inventory, fixed assets and intellectual property. ATX assumed future product warranty liabilities for products sold prior to October 30, 2009, subject to our reimbursement of expenses and costs related to certain of those future product warranty claims, if any. As part of the sale transaction, we agreed to manufacture the RF signal management products on behalf of ATX for up to 12 months and assist in other transitional activities. We recorded a gain of $15.9 million in connection with the transaction within Other Income (Expense), Net.
     During the second quarter of fiscal 2010, we recorded a $5.3 million other-than-temporary impairment related to our investment in ip.access Ltd. (refer to Note 6).
     During the second quarter of fiscal 2009, we recorded a $3.0 million other-than-temporary impairment related to our investment in E-Band Communications Corporation.
Income Taxes
     Our income tax expense for the three and nine months ended July 2, 2010 primarily relates to foreign income taxes. Our income tax expense for the three months ended June 26, 2009 primarily relates to foreign income taxes. Our income tax benefit for nine months ended June 26, 2009 primarily relates to reversal of deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from the acquisition of KRONE as well as foreign income taxes. The reversal of these deferred tax liabilities results from the goodwill impairment charge discussed in Note 7 of the financial statements.
     The following table illustrates our effective income tax rate:

	Three Months Ended		Nine Months Ended
	July 2, 2010	June 26, 2009	July 2, 2010	June 26, 2009
		(In millions)
Income tax provision (benefit)	$1.9	$0.9	$4.1	$(6.1)
Income (loss) before income taxes	$77.7	$16.1	$71.0	$(473.3)
Effective income tax rate	2.4%	5.6%	5.8%	1.3%
     Our effective income tax rate is affected by changes in the valuation allowance recorded for our deferred tax assets. See Note 9 to the financial statements for a description of the accounting standards related to our recording of the valuation allowance. In addition, our effective income tax rate is impacted by items discrete to the reporting period that will not impact our effective rate in future periods such as impairment charges and certain gains and losses.
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
Discontinued Operations
GSM Business
     On December 31, 2009, we divested substantially all of the assets related to our GSM Business to Altobridge Limited (“Altobridge”). In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $13.0 million.
     During the nine months ended July 2, 2010, in connection with the sale of our GSM Business, we wrote off the value of inventory and fixed assets having carrying amounts of $6.3 million and $0.5 million, respectively. The amounts written off were recognized as part of the loss on sale of this business.
APS Germany
     During the fourth quarter of fiscal 2008, our Board approved a plan to divest APS Germany. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated APS Germany to telent Investments Limited for a cash purchase price of $3.3 million, resulting in a total loss on sale of $5.2 million.
APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on this sale of $27.3 million. During the first quarter of fiscal 2010 we recognized income of $0.5 million within discontinued operations resulting from the reversal of a reserve for an uncertain tax position related to APS France for which the statute of limitations expired.
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
     Fair Value Measurements
     In January 2010, the FASB issued new accounting guidance improving disclosures about fair value measurements. The guidance requires additional disclosures concerning transfers between the levels within the fair value hierarchy and information in the reconciliation of recurring level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies the requirement to provide fair value measurement disclosures for each class of asset and liability and clarifies the requirement to disclose information about both the valuation techniques and inputs used to estimate level 2 and level 3 measurements. We adopted this guidance effective January 2, 2010. The adoption of this guidance resulted in additional disclosures and had no material impact on our consolidated financial statements.

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
Liquidity and Capital Resources
     Liquidity
     The table below summarizes our cash and cash equivalents and available-for-sale securities:

	July 2,	September 30,
	2010	2009
	(In millions)
Cash and cash equivalents	$449.2	$535.5
Short-term available-for-sale securities
Corporate commercial paper, CD’s and bonds	133.0	—
Government bonds	36.6	—
Auction rate securities	11.4	—

Total short-term available-for-sale securities	181.0	—

Long-term available-for-sale securities
Corporate commercial paper, CD’s and bonds	41.5	51.1
Government bonds	43.8	—
Auction rate securities	—	24.3

Total long-term available-for-sale securities	85.3	75.4
Total	$715.5	$610.9

     Cash and cash equivalents not subject to restrictions were $449.2 million at July 2, 2010, a decrease of $86.3 million compared to $535.5 million as of September 30, 2009. This decrease does not represent a decrease in liquidity, but was primarily driven by $187.2 million of net purchases of available-for-sale securities. The securities purchased primarily include corporate commercial paper, certificates of deposits, bonds and U.S. government and agency obligations. In accordance with our investment policy, the securities carry a credit rating of A+ or above.
     During the first nine months of fiscal 2010, we sold auction rate securities at prices that exceeded the fair market values at which they had been recorded. The securities had a par value of $86.1 million and we received proceeds of $17.9 million. The remaining auction rate securities, with a fair market value of $11.4 million at July 2, 2010, are classified as short-term available-for-sale securities. During July of 2010, we sold auction rate securities having a par value of $66.2 million and a fair value of $9.5 million as of July 2, 2010, for proceeds for $10.9 million. As a result of these sales, we recorded gains of $5.3 million. Our intent is to continue liquidating the remaining positions in the secondary markets at prices approximating the amounts at which they are recorded. Due to fluctuating market conditions, a secondary market sale of any of these securities could potentially result in a realized loss.
     On June 8, 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement agreement resulted in our receiving $56.5 million in cash and allowed us to retain ownership in the auction rate securities (refer to Note 14). During 2009, we made a claim in the Lehman Brothers bankruptcy proceeding with respect to auction rate securities they sold to us, but at this time we are uncertain whether we will recover any of our losses associated with these securities. Beginning in the first quarter of fiscal 2010, we began selling auction rate securities that we held and have since sold substantially all of the remaining auction rate securities, including those that we acquired through Lehman Brothers.
     Restricted cash balances that are pledged primarily as collateral for letters of credit and derivative transactions also affect our liquidity. As of July 2, 2010, we had restricted cash of $8.1 million compared to $25.0 million as of September 30, 2009, a decrease of $16.9 million. The decrease is a result primarily of the release of $13.2 million of cash collateral relating to the interest rate swap as this requirement is now secured under the Credit Facility, as defined below. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
     Operating Activities
     Net cash provided by operating activities from continuing operations for the nine months ended July 2, 2010 was $106.3 million. Cash inflows included $74.6 million of non-cash adjustments to reconcile the net income of $66.9 million from continuing operations to net cash provided by operating activities (which includes the $56.5 million settlement related to auction rate securities and an increase of $6.6 million in operating liabilities). These cash inflows were offset by a $41.8 million increase in operating assets. The non-cash adjustments of $74.6 million to reconcile net income from continuing operations to net cash provided by operating activities also included a $15.9 million gain on the sale of our copper-based RF signal management business, $12.5 million of restructuring expenses, $11.9 million of non-cash stock compensation, a $5.3 million write-down of our investment in ip.access Ltd., a $2.2 million gain on the sale of auction rate securities and a $3.1 million write-down of auction rate securities that we still held, which are classified as available-for-sale securities. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for the nine months ended June 26, 2009 was $76.1 million. This cash inflow was due to $564.2 million of non-cash adjustments to reconcile net loss from continuing operations to net cash provided by operating activities and a $50.5 million decrease in operating assets. This cash inflow was partially offset by a loss from continuing operations of $467.2 million and a $71.4 million increase in operating liabilities. The non-cash adjustments of $564.2 million to reconcile net loss from continuing operations to net cash provided by operating activities includes the $412.4 million write-down of intangibles and fixed assets.
     Investing Activities
     Cash used by investing activities from continuing operations was $182.1 million for the nine months ended July 2, 2010, which was driven by $214.3 million of purchases of available-for-sale securities and $21.8 million of property, equipment and patent additions. These amounts were offset by a decrease in restricted cash of $16.3 million, $27.1 million in proceeds from the sale of available-for-sale securities, and $11.9 million of cash received for the divestitures of certain businesses.

     Cash used by investing activities from continuing operations was $74.2 million for the nine months ended June 26, 2009. This was driven by $52.0 million of purchases of available-for-sale securities, $28.0 million of property, equipment and patent additions, and an increase in restricted cash of $7.9 million. These cash uses were partially offset by $11.9 million of proceeds from the sale of available-for-sale securities and $4.6 million of cash received upon the disposal of property and equipment.
     Financing Activities
     Cash used by financing activities from continuing operations was $2.1 million for the nine months ended July 2, 2010. Cash used by financing activities was $103.2 million for the nine months ended June 26, 2009, of which $101.2 million was due to common stock repurchases.
     Credit Facility
     On December 18, 2009, we entered into a new asset-backed revolving credit facility with Wachovia Bank National Association (the “Credit Facility”) in the amount of up to $75.0 million. Drawings under the Credit Facility may be used for general operating, working capital and other corporate purposes. Additionally, availability under the Credit Facility may be used to issue letters of credit or to secure hedging obligations. Along with the parent company, two U.S-based subsidiaries are borrowers and three other U.S.-based subsidiaries provide guarantees of obligations under the Credit Facility.
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
     Under the Credit Facility, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and certain investments located in the U.S. plus availability under the Credit Facility, equal to $150.0 million. Additionally, when borrowing availability under the Credit Facility drops below a specified level, we must maintain a fixed charge coverage ratio of 1.0. This ratio is defined as consolidated EBITDA divided by the sum of certain fixed payments. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Our ability to repurchase debt, equity and pay cash dividends is contingent upon ADC maintaining certain levels of liquidity. As of July 2, 2010 we were in compliance with all covenants under the Credit Facility.
     Borrowings under the Credit Facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the facility. The amount available under the Credit Facility will fluctuate based on seasonality of our sales and the value of any hedging obligations secured under the Credit Facility. As of July 2, 2010, although there were no borrowings outstanding, a $15.2 million collateral requirement under our interest rate swap agreement (refer to Note 17) was secured under the Credit Facility, releasing us from a cash collateral requirement of $15.2 million. The amount secured under the Credit Facility could fluctuate significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of July 2, 2010, we have deferred $1.7 million of financing fees, $1.6 million of which was incurred during the nine months ended July 2, 2010, related to this facility that will be amortized as interest expense over the term of the Credit Facility. The merger qualifies as a “change in control” under the Credit Facility, and would require that we obtain the consent of Wachovia Bank National Association to maintain the Facility upon completion of the merger. No borrowings were outstanding under the Credit Facility as of August 5, 2010.
     Off-Balance-Sheet Arrangements and Contractual Obligations
     We do not have any off-balance-sheet arrangements. There has been no material change in our contractual obligations outside of the ordinary course of our business since the end of fiscal 2009. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, for additional information regarding our contractual obligations.
     Working Capital and Liquidity Outlook
     Our main source of liquidity continues to be our unrestricted cash and cash equivalents and short-term available-for-sale securities. We also consider our long-term available-for-sale securities to be highly liquid. We currently expect that our existing cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures to execute our near-term business plan. This expectation is based on current business operations and economic conditions and assumes we are able to maintain breakeven or positive cash flows from operations.
     In addition, our deferred tax assets, which are substantially reserved at this time, should reduce our income tax payable on taxable earnings in future years.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding the merger transaction with Tyco Electronics Ltd. and the related litigation, statements about future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the industry in which we operate and the macro-economy generally; statements about our cost cutting initiatives; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: uncertainties as to the timing of the merger transaction with Tyco Electronics Ltd.; the possibility that various closing conditions for the merger transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; the effects of the merger transaction on our relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the merger transaction may result in significant costs of defense, indemnification and liability; demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; our ability to reduce costs without adversely affecting our ability to serve our customers; changing regulatory conditions and macro-economic conditions, both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain, and the prices of, raw materials, components and services; our dependence on contract manufacturers to make certain products as well as our reliance on our operation of a limited number of significant manufacturing facilities around the world; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China or other developing countries; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the sections captioned Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, and in Item 1A of this Quarterly Report on Form 10-Q for the quarter ended July 2, 2010. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Changes in Internal Control over Financial Reporting
     During the third quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Following the announcement of the merger transaction with Tyco Electronics Ltd., a number of putative shareholder class action lawsuits were filed in the District Court of Hennepin County, Minnesota, Fourth Judicial District and two lawsuits were filed in the United States District Court for the District of Minnesota against various combinations of Tyco Electronics Ltd., Tyco Electronics Minnesota, Inc., ADC Telecommunications, Inc., the individual members of our board of directors, and one of our non-director officers. The Hennepin County actions have been consolidated into a single lawsuit. The complaints generally allege, among other things, that the members of our board breached their fiduciary duties owed to the shareowners of the company by entering into the merger agreement, approving the offer and the proposed merger and failing to take steps to maximize the value of the company to its shareowners, and that the Company, Parent and Purchaser aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the transaction improperly favors Tyco Electronics, Ltd.; that certain provisions of the merger agreement unduly restrict the company’s ability to negotiate with rival bidders; and that shareowners of the company have been deprived of the ability to make an informed decision as to whether to tender their shares. In several of these actions, plaintiffs also purport to bring derivative actions on behalf of the company against the individual members of our board of directors, alleging that the individual members of our board of directors are wasting corporate assets, abusing their ability to control the company and breaching their fiduciary duties. The federal court actions also allege that the Company and our board violated sections 14(d)(4) of the Exchage Act by making misrepresentations and omissions in the Schedule 14D-9. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the merger and other forms of equitable relief. We have not established a reserve for these matters since we do not consider a loss to be probable, nor estimable at this time.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of July 2, 2010, we had recorded $6.9 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
     On August 17, 2009, we met with representatives from the Office of the Inspector General of the United States, where we disclosed a potential breach of the country of origin requirements for certain products sold under a supply agreement with the federal government’s General Services Administration. We self-reported this potential breach as a precautionary matter and it is unclear at this time whether any penalties will be imposed. Following the meeting, we provided the Office of the Inspector General with additional documentation related to this matter. We expect a further response from the Office of the Inspector General following its review of this information. At this time we do not believe the ultimate resolution of this matter will have a material adverse impact on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS
     You should carefully consider the specific factors described below, together with the cautionary statement under the caption “Forward-Looking Statements” in Part I, Item 2 of this report and other information included in this report, in evaluating our business. The following risk factors are in addition to the risk factors previous disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and our Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.
If our merger transaction with Tyco Electronics Ltd. is not completed or is delayed, our share price, business and results of operations may materially suffer.
It is possible the merger transaction with Tyco Electronics Ltd. might not be completed or could be delayed for a number of reasons. If the consummation of the merger is delayed or otherwise not consummated within the contemplated time periods or not at all, we could suffer a number of consequences that may adversely affect our business, results of operations and share price materially, including:
•	a loss of revenue and market position that we may not be able to regain if the proposed transactions are not consummated;
•	damage to our relationships with our customers, suppliers, and other business partners;
•	a potential obligation to pay a $38.0 million termination fee depending on the reasons for terminating the merger transaction;
•	significant costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses;
•	key employees may be lost during the pendency of the merger and our relationships with employees may be damaged; and
•	business and organizational opportunities may be lost due to covenants in the merger agreement that restrict certain actions by us prior to completion of the merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None
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

Dated: August 5, 2010	ADC TELECOMMUNICATIONS, INC.
	By:	/s/ James G. Mathews
James G. Mathews
Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

ADC TELECOMMUNICATIONS, INC.
EXHIBIT INDEX TO FORM 10-Q
FOR THE THREE MONTHS ENDED JULY 2, 2010

Exhibit
No.	Description
2.1	Agreement and Plan of Merger dated July 12, 2010 among ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Form 8-K filed on July 13, 2010.)

2.2	Amendment No. 1 to the Agreement and Plan of Merger between ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. dated as of July 24, 2010. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K filed on July 26, 2010.)

3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008. (Incorporated by reference to Exhibit 3.1 to ADC’s Current Report on Form 8-K filed on December 12, 2008.)

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

4.2	Rights Agreement, as amended and restated as of May 9, 2007, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 11, 2007.)

31.1	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).*

31.2	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).*

32	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith