Form 10-K
period 2010-09-30
ADC TELECOMMUNICATIONS INC
filed 2010-11-23
CIK 61478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.
Commission File No. 0-1424
ADC Telecommunications, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0743912
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

13625 Technology Drive
Eden Prairie, Minnesota	55344-2252
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(952) 938-8080
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock, $.20 par value	The NASDAQ Stock Market LLC
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The NASDAQ Global Select Market® on April 2, 2010, was $707,383,971.
     The number of shares outstanding of the registrant’s common stock, $0.20 par value, as of November 19, 2010, was 97,155,925.
DOCUMENTS INCORPORATED BY REFERENCE
None

Introductory Note
     On July 12, 2010, we entered into an Agreement and Plan of Merger with Tyco Electronics Ltd., a Swiss company, and its indirect subsidiary, Tyco Electronics Minnesota, Inc. (each such company individually as well as collectively, “Tyco Electronics”), which was amended as of July 24, 2010. Pursuant to that merger agreement, on July 26, 2010, Tyco Electronics commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $12.75 per share in cash. The closing of the transaction has not yet taken place, although we presently expect it will occur during the current calendar quarter. For more information on the transactions contemplated by the merger agreement, please refer to ADC’s Schedule 14D-9 filed with the United States Securities and Exchange Commission (the “SEC”) on July 26, 2010, as well as the various amendments to Schedule 14D-9, which are available online at www.sec.gov.
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
     Our corporate website address is www.adc.com. In the “Financial Information” category of the Investor Relations section of our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available free of charge as soon as reasonably practicable after these reports are filed with or furnished to the SEC. The

“Corporate Governance” category of the Investor Relations section of our website also contains copies of our Financial Code of Ethics, our Principles of Corporate Governance, our Global Business Conduct Program, our Articles of Incorporation and Bylaws, Description of Roles of Independent Lead Director and Executive Chairman and the charter of each committee of our Board of Directors. Each of these documents can also be obtained free of charge (except for a reasonable charge for duplicating exhibits to our reports on Forms 10-K, 10-Q or 8-K) in print by any shareowner who requests them from our Investor Relations department. The Investor Relations department’s email address is investor@adc.com and its mailing address is: Investor Relations, ADC Telecommunications, Inc., P.O. Box 1101, Minneapolis, Minnesota 55440-1101. Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
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
     We believe there are two key elements driving the migration to next-generation networks:
•	First, businesses and consumers worldwide are becoming increasingly dependent on broadband, multi-service communications networks to conduct a wide range of daily communications tasks (e.g., emails with large amounts of data, teleconferencing, social networking, video streaming and photo sharing).

•	Second, end-users of communications services increasingly expect to do business over a single network connection at a low price. Both public networks operated by communications service providers and private enterprise networks are evolving to provide combinations of Internet, data, video and voice services that can be offered economically over the same high-speed network.
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
     Spending on these next-generation initiatives by our customers has not resulted in significant aggregate overall spending increases on all categories of network infrastructure equipment. This is because spending on mature, legacy products has decreased over time. We therefore believe our ability to compete effectively in the communications equipment marketplace depends in significant part on whether we can continue to develop and market next-generation network infrastructure products to drive growth in our business.
Current Global Macro-Economic Conditions
     We believe there are indicators that certain geographies and markets around the world are emerging from the adverse impacts of the global economic downturn, although the timing, strength and continuity of a global economic recovery all remain uncertain. During the economic downturn we took steps, and we continue to take steps, to lower our operating cost structure. We believe these steps were necessary to align our business with the changing market conditions globally. Longer-term, we believe that our lower cost structure will build leverage into our operating model without significantly compromising our ongoing investment for the future. The actions we have taken include reductions in our global work force, an increased use of resources in low cost locations, and the consolidation of facilities and activities. We also have realigned and refocused our resources on our most strategic initiatives through the rationalization or sale of certain non-strategic product and service offerings.

Strategy
Market Goals
     Over the past few years, central office and outside plant (FTTX) fiber-based products have become a greater percentage of our sales as service providers focus on building out their fiber-based networks closer to the end user, as well as on providing more network capacity to support bandwidth intensive 3G and 4G wireless services. Maintaining and growing our position as a leading global provider of central office fiber and FTTX solutions is therefore important to our strategy and long-term success.
     In addition, we believe that service providers and enterprises around the world want to expand the coverage and capacity of wireless networks more efficiently by strategically deploying microcellular network solutions. This is especially applicable inside buildings and in capacity-strained outdoor areas that are poorly served by macro-cellular network solutions such as cell towers. We believe that our microcellular network solutions that distribute coverage and capacity to targeted areas will help service providers and enterprises achieve these goals.
     The migration to high performance fiber-based enterprise networks and data centers within public and private organizations also represents an ongoing opportunity for our solutions. Today’s advanced business requirements mean that organizations are rethinking the entire enterprise infrastructure to utilize new technologies for their mission-critical applications. We believe that our products provide organizations with comprehensive end-to-end solutions to help them meet their need for reliable, high-bandwidth networks.
     Finally, in addition to targeting growth in these fiber-based and wireless market segments, we will also seek to expand our presence in growing markets in developing countries around the world. We expect communications spending rates in developing countries to outpace such rates in more developed parts of the world for the foreseeable future. In China and other targeted, developing countries, for example, we expect our Century Man product portfolio to benefit from significant public and private sector investment in fiber-based wireline and wireless networks.
Business Priorities
     Given conditions in the global economy and our industry, we believe we must continue to focus on the following business priorities to advance our market goals:
•	Business growth in fiber-based wireline and wireless communications networks, as well as in growing markets and geographies;

•	Operational excellence that drives low-cost industry leadership and provides our customers with superior products and support; and

•	High levels of customer service and focus through alignment with the next generation network needs of our global customer base.
     Business Growth in Areas of High Strategic Importance. We are focused on growing our business in markets and geographies we consider to be of high strategic importance. We will service these high growth market segments, which are largely within fiber-based wireline and wireless communications networks, with central office fiber, FTTX, enterprise data center fiber and microcellular wireless coverage and capacity product solutions. We will also focus on markets in developing countries.
          In the event our proposed acquisition by Tyco Electronics does not close, we may pursue growth either through making internal investments or by pursuing strategic transactions.
     Operational Excellence and Low Cost Industry Leadership. We continue to implement initiatives designed to better align our business with changing macro-economic and market conditions. We believe this will enable us to meet the needs of our global customer base more efficiently and effectively. These initiatives are designed to reduce our operating cost structure and improve organizational efficiency through a variety of actions that include, among others, relocating certain manufacturing, engineering and other operations from higher-cost geographic areas to lower-cost areas and implementing new operating methods designed to drive increased operational efficiencies.

     These initiatives have yielded significant ongoing cost savings to our operations and have allowed us to manage effectively through the global economic downturn. For instance, during fiscal 2010, we increased our gross margin percentages as compared to those in fiscal 2009 due to the impact of these initiatives on our cost structure, increased sales volume, and an improved product mix. These savings have helped to generate leverage in our operating model and offset pricing pressures and unfavorable mixes in product sales that can have negative impacts on our operating results. Our ability to continue to implement these initiatives is subject to numerous risks and uncertainties and no assurance can be given that this strategy will continue to be successful. Our gross profit percentages will continue to fluctuate from period to period due to several factors, including, but not limited to, sales volume, raw material and freight costs, product mix and the impact of future potential efficiency and cost saving initiatives.
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
Product and Service Offering Groups
     The following table shows the percent of net sales for each of our three reportable segments for the three fiscal years ended September 30, 2010, September 30, 2009 and October 31, 2008:

Reportable Segment	2010	2009	2008
Connectivity	75.3%	79.5%	79.8%
Network Solutions	9.8	6.7	7.6
Professional Services	14.9	13.8	12.6

Total	100.0%	100.0%	100.0%

     Below we describe the primary products and services offered by each of these segments. See Note 15 to the Consolidated Financial Statements in Item 8 of this report for financial information regarding our three business segments as well as information regarding our assets and sales by geographic region.
     Connectivity
     Our connectivity products connect wireline, wireless, cable, enterprise and broadcast communications networks over fiber-optic, copper (twisted pair), coaxial and wireless media. These products generally provide the physical interconnections between network components and access points into networks. As of September 30, 2010, our Connectivity products included:
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
Network Solutions
     Our Network Solutions products help improve coverage and capacity for wireless networks and broadband access for wireline networks. As of September 30, 2010, our Network Solutions products include:
     In-building Wireless Coverage/Capacity Solutions. Our family of indoor wireless systems products provide coverage and capacity for wireless network operators in in-building environments such as office buildings or college campuses. We sell these solutions directly to the major providers of mobile telephone services, to national and regional carriers, including those in rural markets, enterprise markets and to neutral host facility providers that lease or resell coverage and capacity to the mobile carriers.
     Outdoor Wireless Coverage/Capacity Solutions. Our family of outdoor wireless systems products provides coverage and capacity for wireless network operators in underserved outdoor metro and expanded venue environments such as open-air stadiums. These solutions also help customers address coverage and capacity challenges in locations such as tunnels, traffic corridors and urban centers. These solutions are sold directly to the major providers of mobile telephone services, to national and regional carriers, including those in rural markets, and to neutral host facility providers that lease or resell coverage and capacity to the mobile carriers.
Professional Services
     We also offer systems integration services primarily in North America for broadband, multiservice communications over wireline, wireless and cable. These services help our customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services to consumers and businesses. These services support customers throughout the technology life-cycle, including network design, build-out, turn-up, and on-going testing, and are utilized by our customers in creating and maintaining intra-office, inter-office or coast-to-coast networks. Providing these services gives us the opportunity to sell more of our products to users of our Professional Services.
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

     Our customer base is concentrated, with our top ten customers accounting for 45.8%, 45.5% and 45.4% of our net sales in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and 2008, AT&T accounted for approximately 25.9%, 20.5%, and 18.3% of our net sales, respectively. Verizon accounted for 12.6%, 17.8% and 17.9% of our net sales in fiscal 2010, 2009 and 2008, respectively.
     Our non-U.S. net sales accounted for approximately 39.4%, 40.6% and 41.0% of our net sales in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, our APAC region (Asia and Indo-Pacific) accounted for the largest percentage of sales outside of North America and represented 17.1% of our net sales. In fiscal 2009 and 2008, our EMEA region (Europe, Middle East and Africa) accounted for the largest percentage of sales outside of North America and represented 17.2% and 21.1% of our net sales, respectively.
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
Research and Development
     Given the constant evolution of technology in our industry, we believe it is important to develop new products so we can continue to meet our customers’ needs. We continually review and evaluate technological changes affecting our industry and invest in applications-based research and development. The focus of our research and development activities will change over time based on customer needs and industry trends as well as our decisions regarding those areas where we believe we are most likely to achieve success and advance our strategic aims. Our current projects have varying risk and reward profiles. As part of our longer-term strategy, we intend to continue an ongoing program of new product development that combines internal development efforts with acquisitions and strategic alliances within spaces that are closely related to our core businesses.
     Our expenses for internal research and development activities were $69.7 million, $60.1 million and $76.2 million in fiscal 2010, 2009 and 2008, respectively, which represented 6.0%, 6.1% and 5.3% of our total revenues in each of those fiscal years.
     During fiscal 2010, we directed our development activities primarily in the areas of:
•	fiber connectivity products for FTTX initiatives and central office applications;

•	high-performance structured cables, jacks, plugs, jumpers, frames and panels to enable the use of increasingly higher-performance IP network protocols within private networks; and

•	wireless coverage and capacity solutions that enable our customers to optimize their network coverage.
Competition
     Currently, our primary competitors include:
•	For Connectivity products: 3M, CommScope, Corning, Panduit and Tyco Electronics.

•	For Network Solutions products: CommScope, Mobile Access, Powerwave, and Alcatel-Lucent.

•	For Professional Services: AFL Telecommunications, Alcatel-Lucent, Emerson, Mastec and Telamon.
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
Manufacturing and Suppliers
     We manufacture a variety of products that are fabricated, assembled and tested in facilities around the world. In an effort to reduce costs and improve customer service, we generally attempt to manufacture our products in low cost areas located in the region of the world where they will be deployed. We also utilize several outsourced manufacturing companies to manufacture, assemble and test certain of our products. We estimate that products manufactured by these companies accounted for approximately 3.6% of our aggregate net product sales for the Connectivity and Network Solutions segments of our business in fiscal 2010.
     We purchase raw materials and component parts from many suppliers located around the world through a global sourcing group. Although some of these items are single-sourced, we have not experienced any significant difficulties to date in obtaining adequate quantities to support customer demand. During fiscal 2010, we experienced net inflation in raw materials, primarily due to increases in several commodity markets but partially offset by our internal efficiency efforts and strategic sourcing partner selection. Looking to fiscal 2011, we expect that global economic conditions and supply and demand shifts will continue to have an adverse effect on the pricing of commodities. In addition, to the degree that certain regions experience an economic recovery, supply could tighten, providing additional upward price pressure. Circumstances relating to the availability and pricing of materials could change and our ability to mitigate price increases or to take advantage of price decreases in the future will depend upon a variety of factors, such as our purchasing power and the purchasing power of our customers.
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
     Additionally, we hold a large portfolio of U.S. and foreign trademarks. For example, we registered the initials “ADC” as well as the name “KRONE,” each alone and in conjunction with specific designs, as trademarks in the United States and various foreign countries. U.S. trademark registrations generally are for a term of ten years and are renewable every ten years as long as the trademark is used in the regular course of trade.
Seasonality
     Due to the change in our fiscal year end that was completed in fiscal 2009, our fiscal quarters now end near the last day of December, March and June and our fiscal year ends on September 30th.
     The number of sales days for each of our quarters in fiscal 2010 was: 62 days in the first quarter, 65 days in the second quarter, 64 days in the third quarter and 62 days in the fourth quarter. The number of sales days for each of our quarters in fiscal 2009 was: 58 days in the first quarter, 65 days in the second quarter, 63 days in the third quarter and, because of our transition to a September 30th fiscal year end, 42 days in the fourth quarter.

Employees
     As of September 30, 2010, we employed approximately 9,300 people worldwide, which is an increase of approximately 250 employees since September 30, 2009. The increase in headcount is due primarily to supporting customer demand in our Professional Services business and investment in certain strategic initiatives.
Executive Officers of the Registrant
     Our executive officers are:

		Officer
Name	Office	Since	Age
Robert E. Switz	Chairman, President and Chief Executive Officer	1994	64
James G. Mathews	Vice President, Chief Financial Officer	2005	59
Patrick D. O’Brien	Vice President, President, Global Connectivity Solutions Business Unit	2002	47
Kimberly S. Hartwell	Vice President, Global Go-To-Market	2008	48
Richard B. Parran, Jr.	Vice President, President, Network Solutions Business Unit	2006	54
Christopher Jurasek	Vice President, President, Professional Services Business Unit, Chief
	Information Officer	2009	45
Steven G. Nemitz	Vice President and Controller	2007	36
Laura N. Owen	Vice President, Chief Administrative Officer	1999	54
Jeffrey D. Pflaum	Vice President, General Counsel and Secretary	1999	51
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
     Mr. Parran joined ADC in November 1995 and served in our business development group. From November 2001 to November 2005 he held the position of Vice President, Business Development. In November 2005, Mr. Parran became the interim leader of our Professional Services Business Unit and in March 2006 he was appointed Vice President, President, Professional Services Business Unit. In January 2009, he was named President of our Network Solutions Business Unit. Prior to joining ADC, Mr. Parran served as a general manager of the business services telecommunications business for Paragon Cable and spent 10 years with Centel in positions of increasing responsibility in corporate development and cable and mobile operations roles.

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

Item 1A. RISK FACTORS
     Our business faces many risks, which we describe below. If any of the events or circumstances described in the following risk factors actually occurs, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.
Risks Related to Our Business
If our merger transaction with Tyco Electronics Ltd. is not completed or is delayed, our share price, business and results of operations may materially suffer.
     While we believe our acquisition by Tyco Electronics Ltd. will close in the current calendar quarter, it is possible the transaction might not be completed or could be delayed for a number of reasons. If the consummation of the merger is delayed or otherwise not consummated within the contemplated time periods or not at all, we could suffer a number of consequences that may affect our business, results of operations and share price in a material and adverse manner, including:
•	a loss of revenue and market position that we may not be able to regain if the proposed transaction is not consummated;

•	damage to our relationships with our customers, suppliers, and other business partners;

•	a potential obligation to pay a $38.0 million termination fee depending on the reasons for termination of the merger transaction;

•	significant costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses;

•	a loss of key employees during the pendency of the merger and our relationships with employees generally may be damaged; and

•	a loss of business and organizational opportunities due to covenants in the merger agreement that restrict certain actions by us prior to completion of the merger, or other factors.
Our industry is highly competitive and spending for communication infrastructure products has not grown significantly in recent years. In addition, our product and services sales are subject to significant downward pricing and volume pressure.
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
     We believe our ability to compete with other manufacturers of communications equipment products and providers of related services depends primarily on our engineering, manufacturing and marketing skills; the price, quality and reliability of our products; our delivery and service capabilities; and the management of our business model (e.g., improving gross margins and controlling operating expenses).
Our sales and operations may continue to be impacted adversely by global economic conditions.
     The ongoing global economic downturn may worsen or continue for a significant period of time. There can be no assurance that there will not be a further deterioration in financial markets and in business conditions generally. These economic developments have affected our business adversely in a number of ways and could continue to impact our business adversely during the foreseeable future. Examples of the impact the global economic downturn has had, and could continue to have on our business include:
•	There has been, and may continue to be, soft demand for the goods and services our customers provide to their customers. In turn, this has caused, and may continue to cause, some of our customers to spend less on the products and services we sell.

•	Increased competition to complete sales among our competitors has created, and may continue to create, pressure to sell products and services at lower prices or on less advantageous terms than in the past.
Our gross margins may vary over time, and our level of gross margins may not be sustainable.
     Gross margins among our product groups vary and are subject to fluctuation from quarter to quarter. Many of our newer product offerings, such as our FTTX products, typically have lower gross margins than our legacy products. As these new products increasingly account for a larger percentage of our sales, our gross margins could be impacted negatively. The factors that may impact our gross margins adversely are numerous and include, among others:
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
     Our operating results are difficult to predict for any particular period due to a variety of factors, including the current global economic environment and related market uncertainty. The significant fluctuation of our operating results from quarter to quarter is caused by many factors, including, among others:
•	the volume and timing of orders from and shipments to our customers;

•	the overall level of capital expenditures by our customers;

•	work stoppages and other developments affecting the operations of our customers;

•	the timing of and our ability to obtain new customer contracts and the timing of revenue recognition;

•	the timing of new product and service announcements;

•	the availability of products and services;

•	market acceptance of new and enhanced versions of our products and services;

•	variations in the mix of products and services we sell;

•	fluctuations in foreign currency exchange rates;

•	the location and utilization of our production capacity and employees;

•	increased pricing pressure by our customers; and

•	the availability and cost of key components of our products.
     Our expense levels are based in part on expectations of future revenues. If revenue levels in a particular quarter are lower than expected, our operating results will be affected adversely.
Our profitability could be impacted negatively if one or more of our key customers substantially reduces orders for our products and/or transitions their purchases towards lower gross margin products.
     Our customer base is concentrated, with our top ten customers accounting for 45.8%, 45.5% and 45.4% of our net sales in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and 2008, AT&T accounted for approximately 25.9%, 20.5%, and 18.3% of our net sales, respectively. Verizon accounted for 12.6%, 17.8% and 17.9% of our net sales in fiscal 2010, 2009 and 2008, respectively.
     If a significant customer slows-down, delays, or completes a large project or if we lose a significant customer for any reason, including consolidation among our major customers, our sales and operating results will be impacted negatively. Also, in the case of products for which we believe potential revenue growth is the greatest, our sales remain highly concentrated with the major communications service providers. The loss of sales due to a decrease in orders from a key customer could require us to exit a particular business or product line or record related impairment or restructuring charges.
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
     Due to the rapid changes in technology, we may not predict technological trends in the communications equipment market accurately. New product development often requires long-term forecasting of market trends, development and implementation of new technologies and processes and substantial capital commitments. We do not know whether new products and services we develop will gain market acceptance or result in profitable sales.
     Many companies with whom we may compete have greater engineering and product development resources than us. Although we expect to continue to invest substantial resources in product development activities, our efforts to achieve and maintain profitability will require us to be selective and focused with our research and development expenditures. If we fail to anticipate or respond in a cost-effective and timely manner to technological developments, changes in industry standards or customer requirements, or if we experience any significant delays in product development or introduction, our business, operating results and financial condition could be affected adversely.

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
     In addition, the efforts to cut costs may not generate the savings and improvements in our operating margins and profitability we anticipate and such efforts may be disruptive to our operations. For example, cost savings measures may yield unanticipated consequences, such as attrition beyond planned reductions in force or increased difficulties in our day-to-day operations due to a weakening of employee morale. Although we believe it is necessary to reduce the cost of our operations to improve our performance, these initiatives may preclude us from making potentially significant expenditures that could improve our product offerings and competitiveness over the longer term.
We are becoming increasingly dependent on specific network expansion projects undertaken by our customers, which are subject to intense competition and result in sales volatility.
     Our business increasingly is focused on the sale of products, including our FTTX products and wireless coverage and capacity solutions, to support customer initiatives to expand broadband and coverage capabilities in their networks. These products increasingly have been deployed by our customers outside their central offices in connection with specific capital projects to increase network capabilities. There can be no assurance that these customer initiatives will continue going forward or that we will continue to be awarded the work we historically have been awarded. In addition, there can be no assurance that as significant projects are completed, new projects will be available to replace them.
     Because of these project-specific purchases by our customers, the short-term demand for our products can fluctuate significantly and our ability to forecast sales accurately from quarter to quarter can be negatively impacted. This fluctuation can be further affected by the long sales cycles necessary to obtain contracts to supply equipment for these projects. These long sales cycles may result in significant effort expended with no resulting sales or sales that are not made in the anticipated quarter or year.
     In addition, competition among suppliers with respect to these capital projects can be intense, particularly because these projects often utilize new products that were not used previously in customers’ networks. We cannot give any assurance that these capital projects will continue or that our products will be selected for these equipment deployments.
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
     If our proposed acquisition by Tyco Electronics Ltd. is not completed for any reason, in the future we may acquire companies and/or product lines that we believe are aligned with our strategic focus. The significant effort and management attention invested in a strategic acquisition may not result in a completed transaction.
     The impact of future acquisitions on our business, operating results and financial condition is not known at this time. In the case of businesses we may acquire in the future, we may have difficulty assimilating these businesses and their products, services, technologies and personnel into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results and financial condition. We may also acquire unanticipated liabilities. Also, we may not be able to retain key management and other critical employees after an acquisition. In addition to these risks, we may not realize all of the anticipated benefits of these acquisitions.
If we seek to secure other financing we may not be able to obtain it on acceptable terms and, given the current market conditions, obtaining financing on any terms may not be possible.
     We believe our current cash, cash equivalents, and short-term investment holdings as well as expected levels of future cash generated from operations provide adequate resources to fund ongoing operating requirements. If our estimates are incorrect and we are unable to generate sufficient cash flows from operations, we may need to raise new financing. In addition, if the costs of our strategic acquisition opportunities exceed our existing resources, we may be required to seek additional capital. If we determine it is necessary to seek other additional funding for any reason, we may not be able to obtain such funding or, if such funding is available, to obtain it on acceptable terms. This possibility is heightened by the economic downturn and its adverse effect on credit markets.
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
     From time to time, we have undertaken actions that have resulted in restructuring charges. We may take such actions in the future either in response to slowdowns or shifts in market demand for our products and services or in connection with other initiatives to improve our operating efficiency. In addition, if the fair value of any of our long-lived assets decreases as a result of an economic slowdown, a downturn in the markets where we sell products and services or a downturn in our financial performance and/or future outlook, we may be required to take an impairment charge on such assets. Restructuring and impairment charges could have a negative impact on our results of operations and financial position.
The regulatory environment in which we and our customers operate is changing and those changes may impact our business.
     Although our business is not subject to substantial direct governmental regulation, the communications services provider industry in which our customers operate is subject to significant and changing federal and state regulation in the United States and in other countries. Regulatory changes could alter demand for our products and could affect our business and results of operations adversely.

     In October 2009, the FCC voted to begin developing regulations related to “Net Neutrality” (i.e., open Internet). While it is unclear whether Congress will, in fact, enact any legislation forbidding Internet service providers from restricting access to lawful sites, applications and services, legislation on “Net Neutrality” may adversely impact our business. Many of our largest customers would be subject to the legislation, which may change how they operate their businesses.
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
     Similar laws to RoHS and WEEE have been implemented in other countries, such as China and may be in-acted in other nations. Our inability or failure to comply with the REACH, RoHS and WEEE directives, or similar laws and regulations that have been and may be implemented in other countries, could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, monetary penalties and other sanctions. Further, the evolution and frequent changes to the REACH, RoHS and WEEE directives make strict compliance particularly challenging and the ongoing costs associated with complying with these directives, or similar laws and regulations, may affect our business and results of operation adversely.
Conditions in global markets could adversely affect our operations.
     Our sales outside the United States accounted for 39.4%, 40.6% and 41.0% of our net sales in fiscal 2010, 2009 and 2008, respectively. We expect sales outside the United States to remain a significant percentage of net sales in the future. We conduct business in many countries around the world including: Australia, Austria, Belgium, Brazil, Chile, China, Czech Republic, France, Germany, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, New Zealand, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Thailand, the United Arab Emirates, the United Kingdom, Venezuela and Vietnam.

     Due to our sales and other operations outside the United States, we are subject to the risks of conducting business globally. These risks include, among others:
•	local economic and market conditions;

•	political and economic instability;

•	unexpected changes in or impositions of legislative or regulatory requirements;

•	compliance with the Foreign Corrupt Practices Act and various laws in countries in which we are doing business;

•	fluctuations in foreign currency exchange rates which can be significant;

•	requirements to consult with or obtain the approval of works councils or other labor organizations to complete business initiatives;

•	tariffs and other barriers and restrictions;

•	risk of foreign governments nationalizing our manufacturing operations;

•	foreign governments’ efforts to control their local currency and economies in general, resulting in difficulties in exchanging currency or transferring funds to and from such countries;

•	longer payment cycles;

•	difficulties enforcing intellectual property and contract rights;

•	greater difficulty in accounts receivable collection;

•	potentially adverse taxes and export and import requirements; and

•	the burdens of complying with a variety of non-U.S. laws and telecommunications standards.
     Our business is also subject to general geopolitical, economic and environmental risks, such as terrorism, political and economic instability, changes in the costs of key resources such as crude oil, changes in diplomatic or trade relationships, natural disasters, pandemic illnesses and other possible disruptive events.
     Instability created by any of these risks to countries or markets in which we conduct business could have a negative impact on our sales and business operations in these areas. For instance, we operate a significant manufacturing facility in Juarez, Mexico whose operations might be difficult to replicate in other locations in the event an increase in the political and social instability in that city were to cause a disruption to our local operations. The military engagements in Afghanistan and Iraq and other turmoil in the Middle East and the global initiatives against terror also may have negative effects on our business operations. We cannot predict whether these unstable conditions will affect our business and results of operations adversely.
We are subject to special risks relating to doing business in China and other developing nations.
     Our operations in China and other developing nations are subject to significant political, economic and legal uncertainties. Changes in laws and regulations or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could adversely affect our operations in China and other developing nations. In China, the current government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. However, there can be no assurance that the government will continue to pursue these policies, especially in the event of a change in leadership, social, political or economic disruption or other circumstances affecting China’s social, political and economic environment.

     Although not permitted under the law in most nations, corruption, extortion, bribery, payoffs and other fraudulent practices occur from time to time in developing nations. We must comply with U.S. laws prohibiting corrupt business practices outside the United States. Foreign companies, including some of our competitors, are not subject to these laws. If our competitors in developing nations engage in these practices, we may be at a competitive disadvantage. We maintain a business conduct program to prevent, deter and detect violations of law in the conduct of business throughout the world. We conduct periodic reviews of our business practices in China and other developing nations and train our personnel in these areas on appropriate ethical and legal business standards. However, a risk remains that our employees will engage in activities that violate laws or our corporate policies. This is particularly true in instances in which new employees we hire or the employees of a company we may acquire may not previously have been accustomed to operating under similar standards. In the event an employee violates applicable laws pertaining to sales practices, accounting standards, facility operations or other business or operational requirements, we may face substantial penalties, and our business in China and other developing nations could be affected adversely.
Our intellectual property rights may not be adequate to protect our business.
     Our future success depends in part upon our proprietary technology. Although we attempt to protect our proprietary technology through patents, trademarks, copyrights and trade secrets, these protections are limited. Accordingly, we cannot predict whether these protections will be adequate, or whether our competitors will develop similar technology independently without violating our proprietary rights. Rights that may be granted under any patent application in the future may not provide competitive advantages to us. Intellectual property protection in foreign jurisdictions may be limited or unavailable.
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
     Our success is dependent on the efforts and abilities of our senior management personnel and other critical employees, including those in customer service and product development functions. Our ability to attract, retain and motivate these employees is critical to our success. In addition, if our acquisition by Tyco Electronics Ltd. is not completed or we subsequently acquire one or more businesses in the future, our success will depend, in part, upon our ability to retain and integrate our own personnel with personnel from acquired entities who are necessary to the continued success or the successful integration of the acquired businesses.
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
     We continue to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Expansion of our business, particularly in international geographies, will necessitate ongoing changes to our internal control systems, processes and information systems. In addition, if we complete acquisitions in the future, our ability to integrate operations of the acquired company could impact our compliance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain that, as our business changes, our current design for internal control over financial reporting will be sufficient to enable management or our independent registered public accounting firm to determine that our internal controls are effective for any period, or on an ongoing basis.
     In the future, if we fail to maintain effective controls, or if our independent registered public accounting firm cannot attest to the effectiveness of our internal controls, we could be subject to regulatory scrutiny and/or a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could affect our operating results adversely or cause us to fail to meet our reporting obligations.
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
     If our products do not meet our customers’ performance requirements, our customer relationships may suffer. Also, our products may contain defects or fail to meet product specifications. Any failure or poor performance of our products could result in:
•	delayed market acceptance of our products;

•	delayed product shipments;

•	unexpected expenses and diversion of resources to replace defective products or identify and correct the source of errors;

•	damage to our reputation and our customer relationships;

•	delayed recognition of sales or reduced sales; and/or

•	product liability claims or other claims for damages that may be caused by any product defects or performance failures.
     Our products are often critical to the performance of communications systems. Many of our supply agreements contain warranty provisions. If these provisions do not have meaningful limits that can be enforced or if we are exposed to product liability claims that are not covered by insurance, a claim could have a material adverse effect on our business.
Managing our inventory is complex and may include write-downs of excess or obsolete inventory.
     Managing our inventory of components and finished products is complicated by a number of factors, including the need to maintain a significant inventory of components that are not easy to obtain, and often must be purchased in bulk to ensure favorable pricing. This is further complicated by parts that require long lead times, and the fact that we operate and sell, manufacture and warehouse products in many locations around the world. These issues may cause us to purchase and maintain significant amounts of inventory. If this inventory is not used as expected based on anticipated levels of customer demand, it may become excess or obsolete. The existence of excess or obsolete inventory can result in sales price reductions and/or inventory write-downs, which could affect our business and results of operations adversely.
We may encounter difficulties obtaining raw materials and supplies needed to make our products, and the prices of these materials and supplies are subject to fluctuation.
     Our ability to manufacture our products is dependent upon the availability of certain raw materials and supplies. In some instances these materials or supplies may be available from only one or a limited number of sources. The availability of these raw materials and supplies is subject to market forces beyond our control. From time to time, there may not be sufficient quantities of raw materials and supplies in the marketplace to meet customer demand for our products. The costs to obtain these raw materials and supplies are subject to price fluctuations, which may be substantial, because of global market demands. During fiscal 2010, we experienced net inflation in raw materials, primarily due to increases in several commodity markets, partially offset by our internal efficiency efforts and strategic sourcing partner selection. In fiscal 2011, we expect that global economic conditions and supply and demand shifts will continue to have an adverse effect on commodities. In addition, to the degree that certain regions experience an economic recovery, supply could tighten, providing additional upward price pressure. Circumstances relating to the availability and pricing of materials could change and our ability to mitigate price increases or to take advantage of price decreases in the future will depend upon a variety of factors, such as our purchasing power and the purchasing power of our customers. Many companies utilize the same raw materials and supplies in the production of their products as we use in our products. Companies with more resources than us may have a competitive advantage in obtaining raw materials and supplies due to greater purchasing power. Some raw materials or supplies may be subject to regulatory actions, which may adversely affect available supplies. Furthermore, due to general economic conditions in the United States and globally, our suppliers may experience financial difficulties, which could result in increased delays, additional costs, or loss of a supplier.
     Reduced availability and higher prices of raw materials and supplies as well as potential delays in obtaining these items may affect our business, operating results and financial condition adversely. We cannot guarantee that sufficient quantities or quality of raw materials and supplies will be as readily available in the future, that they will be available at acceptable prices, or how the prices at which we sell our products will be impacted by the prices at which we, or any contract manufacturers we utilize, obtain raw materials or supplies. Our ability to pass increases in the prices of raw materials and supplies along to our customers is uncertain. Delays in implementing price increases or a failure to achieve market acceptance of future price increases may affect our results of operations adversely. Further, in an environment of falling commodities prices, we may be unable to sell higher-cost inventory before implementing price decreases, which may affect our results of operations adversely.
If our manufacturing operations suffer production or shipping delays or if we do not have sufficient manufacturing capabilities, we may experience difficulty in meeting customer demands.
     We internally produce or rely on contract manufacturers to produce a wide range of finished products as well as components used in our finished products at various locations around the world. We also periodically realign our manufacturing capacities among various manufacturing facilities in an effort to improve efficiencies and our competitive position. Disruption of our ability to produce or distribute from any of these facilities due to mechanical failures, fires, electrical outages, shipping interruptions, labor issues, natural disasters or other reasons could impact our ability to produce our products in a cost-effective and timely manner adversely. In addition, there are risks associated with actions we may take to realign manufacturing capacities among facilities, such as: potential disruptions in production capacity necessary to meet customer demand; decreases in production quality; disruptions in the availability of raw materials and supplies; delays in the movement of necessary tools and equipment among facilities; and adequate personnel to meet production demands caused by planned production shifts. In the event of any of these disruptions, we could lose sales, incur increased operating costs and suffer customer relations problems, which may affect our business and results of operations adversely.
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
     We face market risks from changes in certain commodity prices, security prices, foreign exchange rates and interest rates. Market fluctuations could affect our results of operations and financial condition adversely. We may reduce these risks through the use of derivative financial instruments. As of September 30, 2010, we had derivative transactions in place to minimize the financial impact from most significant fluctuations in interest rates and foreign exchange rates.
     Interest rate exposure exists on our cash investments as interest income is negatively impacted when short-term interest rates decline. Additionally, we have exposure to increases in interest rates on our floating rate debt obligations. As of September 30, 2010, we minimized the exposure to rising interest rates on substantially all of our floating rate debt obligations through an interest rate swap which fixed the rate on our $200.0 million convertible bond maturing in 2013.
     We have exposure to foreign denominated revenues and operating expenses through our operations in various countries. Our largest exposure is to the Mexican peso. As of September 30, 2010, we mitigated a certain portion of our exposure to Mexican peso operating expenses throughout fiscal 2010 through forward contracts and costless collars. The forward contracts enable us to purchase Mexican pesos at specified rates and the collars establish a cap and a floor on the price at which we purchase pesos.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2010, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, Brazilian real, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, Singapore dollar and South African rand.
We may encounter litigation that has a material impact on our business.
     We are a party to various lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time.
     As of September 30, 2010, we had recorded approximately $7.5 million in loss reserves for certain of these matters. Because of the uncertainty inherent in litigation, it is possible that unfavorable resolutions of these lawsuits, proceedings and claims could exceed the amount currently reserved by us and may adversely affect our business, results of operations or financial condition.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     We own our approximately 500,000 sq. ft. corporate headquarters facility, which is located in Eden Prairie, Minnesota. During 2005, we entered into a lease agreement with Wells Fargo Bank, N.A. to lease approximately 112,000 square feet of this facility. The remaining lease term is approximately five years.
     In addition to our headquarters facility, our principal facilities as of September 30, 2010, consisted of the following:
•	Shakopee, Minnesota — approximately 370,000 sq. ft., owned; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;

•	Marietta, Georgia — approximately 86,000 sq. ft., leased; administration and operations facility used for our professional services business;

•	San Jose, California — approximately 61,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our network solutions group;

•	Juarez and Delicias, Mexico — approximately 327,000 sq. ft. and 139,000 sq. ft., respectively, owned; manufacturing facilities; each facility used for our global connectivity products;

•	Berlin, Germany — approximately 377,000 sq. ft., leased; general purpose facility used for engineering, manufacturing and general support of our global connectivity products;

•	Sidney, Nebraska — approximately 376,000 sq. ft., owned; manufacturing facility used for our global connectivity products;

•	Brno, Czech Republic — approximately 123,000 sq. ft., leased; manufacturing facility used for our global connectivity products;

•	Berkeley Vale, Australia — approximately 99,000 sq. ft., owned; general purpose facility for engineering, manufacturing and general support of our global connectivity products;

•	Bangalore, India — approximately 44,000 sq. ft., owned; manufacturing facility used for our global connectivity products; and a second site in Bangalore, approximately 69,000 sq. ft., leased; general purpose facilities for engineering, sales, finance, information technology and other shared service support functions;

•	Santa Teresa, New Mexico — approximately 254,000 sq. ft., leased; global warehouse and distribution center facility with approximately 60,000 sq. ft. dedicated to selected finished product assembly operations;

•	Shanghai, China — approximately 59,000 sq. ft., leased; manufacturing site used for our global connectivity products; and a second facility in Shanghai, approximately 37,000 sq. ft., leased; facility for engineering, manufacturing and product management; and

•	Shenzhen, China — approximately 149,000 sq. ft., leased; and a second facility in Shenzhen, approximately 112,000 sq. ft., leased; both manufacturing sites used for our global connectivity products; and an additional facility in Shenzhen, approximately 6,000 sq. ft., leased; used for engineering and operations of our network solutions group.
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
     We believe the facilities used in our operations are suitable for their respective uses and are adequate to meet our current needs. On September 30, 2010, we maintained approximately 3.4 million square feet of active space (1.7 million square feet leased and 1.7 million square feet owned), and have irrevocable commitments for an additional 0.4 million square feet of inactive space, totaling approximately 3.8 million square feet of space at locations around the world. In comparison, at the end of fiscal 2009, we had 3.6 million square feet of active space, and irrevocable commitments for 0.4 million square feet of inactive space, totaling approximately 4.0 million square feet of space at locations around the world.
Item 3. LEGAL PROCEEDINGS
Legal Contingencies: Beginning on July 14, 2010, a number of putative shareholder class action lawsuits were filed in the District Court of Hennepin County, Minnesota, Fourth Judicial District and three lawsuits were filed in the United States District Court for the District of Minnesota against various combinations of Tyco Electronics and one of its subsidiaries, ADC, the individual members of our board of directors, and one of our non-director officers with respect to the merger transaction with Tyco Electronics, Ltd. On August 4, 2010, plaintiffs in the state actions filed a consolidated shareholder derivative and class action complaint. The consolidated complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties owed to the public shareholders of ADC by entering into the merger agreement, approving the tender offer contemplated thereby and the proposed merger and failing to take steps to maximize the value of ADC to its public shareholders. The consolidated complaint further alleges that ADC and our board of directors violated their fiduciary duties owed to the public shareholders of ADC by filing with the SEC a Schedule 14D-9 that is materially misleading or omissive. The consolidated complaint further alleges that Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. aided and abetted such breaches of fiduciary duties. The consolidated complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the merger and other forms of equitable relief. On August 9, 2010, the court entered an order consolidating the state actions under the caption In re ADC Telecommunications, Inc. Shareholders Litigation. The complaints filed in the United States District Court for the District of Minnesota allege, among other things, that the members of our board of directors breached their fiduciary duties owed to the public shareholders of ADC by entering into the merger agreement, approving the tender offer contemplated thereby and the proposed merger and failing to take steps to maximize the value of ADC to its public shareholders, and that ADC, Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. aided and abetted such breaches of fiduciary duties. The complaints further allege that ADC and members of our board of directors violated Section 14(d)(4) and Section 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by filing with the SEC a Schedule 14D-9 that is materially misleading or omissive. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches and alleged violations of the Exchange Act, injunctive relief prohibiting the defendants from consummating the merger and other forms of equitable relief.
     On September 23, 2010, the parties to the state and federal actions executed a stipulation of settlement (the “Stipulation”), which sets forth the terms and conditions of the proposed settlement. Pursuant to the Stipulation, the consolidated state action will be dismissed with prejudice on the merits, the plaintiffs in the federal actions have voluntarily dismissed those actions, and all defendants will be released from any and all claims relating to, among other things, the merger agreement, the merger, the tender offer and any disclosures made in connection therewith. The Stipulation is subject to customary conditions, including completion of the merger, completion of certain confirmatory discovery, class certification and final approval by the District Court of Hennepin County, Minnesota, Fourth Judicial District, following notice to our shareholders. In connection with the settlement, we (or our successor-in-interest) have agreed to pay to plaintiffs’ counsel fees and expenses not to exceed $925,000, subject to court approval. On October 14, 2010, the District Court of Hennepin County, Minnesota, Fourth Judicial District entered an order preliminarily approving the proposed settlement and setting forth the schedule and procedures for notice to our shareholders and the court’s final review of the settlement. The court scheduled a hearing for February 10, 2011, at which the court will consider the fairness, reasonableness and adequacy of the settlement, the proposed final certification of the class, and an application by plaintiffs’ counsel for fees and expenses.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of September 30, 2010, we had recorded $7.5 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
Item 4. (REMOVED AND RESERVED)
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $0.20 par value, is traded on The NASDAQ Global Select Market under the symbol “ADCT.” The following table sets forth the high and low sales prices of our common stock for each quarter during our fiscal years ended September 30, 2010 and 2009, as reported on that market.

	2010		2009
	High	Low	High	Low
First Quarter	$8.35	$5.35	$7.20	$4.28
Second Quarter	7.55	5.18	7.52	2.47
Third Quarter	8.73	6.90	8.85	6.25
Fourth Quarter	12.74	7.55	9.78	6.90
     As of November 19, 2010, there were 5,600 holders of record of our common stock. We do not pay cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA
     The following table presents selected financial data. The data included in the following table has been restated to exclude the assets, liabilities and results of operations of certain businesses that have met the criteria for treatment as discontinued operations. The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this report. Due to the change in our fiscal year end, our fiscal 2009 was only 11 months.
FIVE-YEAR FINANCIAL SUMMARY
Years ended

	September 30,	September 30,	October 31,	October 31,	October 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)
Income Statement Data from Continuing Operations
Net sales	$1,156.6	$990.2	$1,442.6	$1,276.7	$1,231.9
Gross profit	417.9	327.2	481.3	442.6	406.3
Research and development expense	69.7	60.1	76.2	69.6	70.9
Selling and administration expense	288.3	240.7	323.2	287.2	269.6
Operating income (loss)	45.9	(416.7)	66.7	78.0	45.2
Income (loss) before income taxes	85.6	(456.0)	(33.9)	128.3	56.7
Provision (benefit) for income taxes	7.1	(3.1)	6.2	3.3	(37.7)
Income (loss) from continuing operations (1)	78.5	(452.9)	(40.1)	125.0	94.4
Earnings (loss) per diluted share from continuing operations (2)	0.80	(4.65)	(0.34)	0.95	0.80
Balance Sheet Data
Current assets	1,107.7	900.8	1,084.1	1,008.2	942.7
Current liabilities	288.7	236.1	277.9	474.1	263.9
Total assets	1,474.5	1,343.6	1,921.0	1,764.8	1,611.4
Long-term notes payable	650.8	651.0	650.7	200.6	400.0
Total long-term obligations	751.4	746.6	720.3	273.4	474.0
ADC Shareowners’ investment	429.6	356.2	914.2	1,007.6	873.5

(1)	Income (loss) from continuing operations available to ADC common shareowners was $77.2, $(451.6), $(39.4), $123.5, and $93.3 for the fiscal years 2010, 2009, 2008, 2007, and 2006, respectively.

(2)	Earnings (loss) per diluted shares from continuing operations available to ADC common shareowners was $0.78, $(4.64), $(0.34), $1.04, and $0.79 for the fiscal years 2010, 2009, 2008, 2007, and 2006, respectively.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     On July 12, 2010, we entered into an Agreement and Plan of Merger with Tyco Electronics Ltd., a Swiss company, and its indirect subsidiary, Tyco Electronics Minnesota, Inc. (each such company individually as well as collectively, “Tyco Electronics”),, which was amended as of July 24, 2010. Pursuant to that merger agreement, on July 26, 2010, Tyco Electronics commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $12.75 per share in cash. The closing of the transaction has not yet taken place, although we presently expect it will occur during the current calendar quarter. For more information on the transactions contemplated by the merger agreement, please refer to ADC’s Schedule 14D-9 filed with the SEC on July 26, 2010, as well as the various amendments to Schedule 14D-9, which are available online at www.sec.gov.
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
     We sell our products and services and report financial results for the following three operating segments:
•	Our Connectivity business segment designs, manufactures and sells products that generally provide the physical interconnections between network components and access points into networks. These products connect wireline, wireless, cable, enterprise and broadcast communications networks over fiber-optic, copper (twisted pair), coaxial and wireless media.

This operating segment’s net sales in fiscal 2010 were $870.5 million, which represented 75.3% of our total net sales for this time period. Our acquisition of Century Man in fiscal 2008 was integrated into this segment.

•	Our Network Solutions business segment designs, manufactures, sells, installs and services products that help improve the coverage and capacity of wireless networks. These products improve signal quality, increase coverage and capacity, enhance the delivery and capacity of networks and help reduce the capital and operating costs of delivering wireless services. Applications for these products include in-building solutions and outdoor coverage solutions. This operating segment’s net sales in fiscal 2010 were $113.3 million, which represented 9.8% of our total net sales for this time period. Our acquisition of LGC Wireless in fiscal 2008 was integrated into this segment.

•	Our Professional Services business segment provides integration services for broadband and multi-service communication over wireline, wireless, cable and enterprise networks. Our professional services segment helps customers plan, deploy and maintain communications networks through delivery of internet data, video and voice services. This operating segment’s net sales in fiscal 2010 were $172.8 million, which represented 14.9% of our total net sales for this time period.
     We examine many financial, operational, and other metrics to evaluate both our financial condition and our financial performance. The results discussed below are for the 12 months ended September 30, 2010 compared to the 11 months ended September 30, 2009, and highlight the results of those financial metrics that we feel are most important in these evaluations:
•	Net Sales were approximately $1.2 Billion: Our net sales were approximately $1.2 billion in fiscal 2010, up 16.8% compared to net sales of approximately $1.0 billion in fiscal 2009. Net sales increased 10.6% in our Connectivity business segment, 69.6% in our Network Solutions business segment and 26.8% in our Professional Services business segment.

•	Gross Margins were 36.1%: Gross margins increased to 36.1% for fiscal 2010 compared to 33.0% for fiscal 2009 due primarily to our cost reduction efforts and improvements in operational efficiencies, along with the impact of higher sales volumes and improved product mix.

•	Operating Income of $45.9 Million: We generated operating income of $45.9 million in fiscal 2010, compared to an operating loss of $(416.7) million in fiscal 2009. Operating margin was 4.0% of net sales in fiscal 2010, compared to (42.1)% of net sales in fiscal 2009. The operating loss in fiscal 2009 primarily was due to impairment charges of $408.9 million related to goodwill and other long-lived assets.

•	Income from Continuing Operations of $78.5 Million, or $0.80 per Diluted Share: We generated income from continuing operations of $78.5 million, or $0.80 per diluted common share, in fiscal 2010, compared to a loss from continuing operations of $452.9 million, or $(4.65) per diluted common share, in fiscal 2009. The loss from continuing operations in fiscal 2009 primarily was due to impairment charges of $408.9 million related to goodwill and other long-lived assets.

•	Operating Cash Flow from Continuing Operations of $140.8 Million: We generated operating cash flow from continuing operations of $140.8 million in fiscal 2010, compared to $97.2 million in fiscal 2009.

•	Cash and Cash Equivalents of $518.1 Million: As of September 30, 2010 our cash and cash equivalents totaled $518.1 million, which represented a decrease of $17.4 million compared to $535.5 million as of September 30, 2009. The decrease in our cash and cash equivalents was primarily driven by the $152.5 million of cash used in investing activities, primarily for the purchase of available-for-sale securities, offset by $136.6 million of cash generated by our operating activities.

Results of Operations
     The results discussed below are for the 12 months ended September 30, 2010 compared to the 11 months ended September 30, 2009 and the 12 months ended October 31, 2008. Due to the change in our fiscal year in 2009, fiscal 2009 was an 11 month year and many differences in the reported results between fiscal 2010 and fiscal 2009, as well as the differences between fiscal 2009 and fiscal 2008, are directly impacted by the one month difference. We believe that our variance explanations, which in many cases discuss the significant impact of the general downturn in the global economy, would not be significantly different than if we were comparing 12 month periods for fiscal years 2010, 2009, and 2008. The following table shows the percentage change in net sales and expense items from continuing operations for the three fiscal years ended September 30, 2010, September 30, 2009 and October 31, 2008:

				Percentage
				Increase (Decrease)
				Between Periods
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)
Net sales	$1,156.6	$990.2	$1,442.6	16.8%	(31.4)%
Cost of sales	738.7	663.0	961.3	11.4	(31.0)

Gross profit	417.9	327.2	481.3	27.7	(32.0)

Gross margin	36.1%	33.0%	33.4%
Operating expenses:
Research and development	69.7	60.1	76.2	15.9	(21.1)
Selling and administration	288.3	240.7	323.2	19.8	(25.5)
Impairment charges	0.9	408.9	4.1	—	—
Restructuring charges	13.1	34.2	11.1	(61.7)	208.1

Total operating expenses	372.0	743.9	414.6	(50.0)	79.4

Operating income (loss)	45.9	(416.7)	66.7	111.0	(724.7)
Operating margin	4.0%	(42.1)%	4.6%
Other income (expense), net:
Interest income (expense), net	(22.9)	(17.4)	2.8	31.6	(721.4)
Other, net	62.6	(21.9)	(103.4)	385.8	78.8

Income (loss) before income taxes	85.6	(456.0)	(33.9)	118.8	—
Provision (benefit) for income taxes	7.1	(3.1)	6.2	329.0	(150.0)

Income (loss) from continuing operations	$78.5	$(452.9)	$(40.1)	117.3	—

     The table below sets forth our net sales from continuing operations for fiscal 2010, 2009 and 2008 for each of our three reportable segments described in Item 1 of this report.

				Percentage
				Increase (Decrease)
	Net Sales			Between Periods
Reportable Segment	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In millions)
Connectivity
Product	$866.6	$785.4	$1,151.8	10.3%	(31.8)%
Service	3.9	1.7	—	129.4	—

Total Connectivity	870.5	787.1	1,151.8	10.6	(31.7)

Network Solutions
Product	87.0	52.4	88.1	66.0	(40.5)
Service	26.3	14.4	21.1	82.6	(31.8)

Total Network Solutions	113.3	66.8	109.2	69.6	(38.8)

Professional Services
Product	44.4	37.4	49.1	18.7	(23.8)
Service	128.4	98.9	132.5	29.8	(25.4)

Total Professional Services	172.8	136.3	181.6	26.8	(24.9)

Total Net Sales	$1,156.6	$990.2	$1,442.6	16.8%	(31.4)%

Net Sales
     Fiscal 2010 vs. Fiscal 2009
     Our net sales increase for fiscal 2010 as compared to fiscal 2009 was driven by customer spending increases in a majority of our geographies and products and the fact that our 2010 results included one more month of activity versus 2009.
     International sales comprised 39.4% and 40.6% of our net sales in fiscal 2010 and fiscal 2009, respectively. As a result of significant international sales, our net sales have been impacted positively in recent quarters from the relative weakening of the U.S. dollar against a majority of other currencies. Changes in foreign currency exchange rates increased sales in fiscal 2010 by approximately $10.4 million as compared to fiscal 2009.
     Our Connectivity products’ net sales increase of 10.6% in fiscal 2010 as compared to fiscal 2009 primarily was due to the additional month in fiscal 2010 results.
     Our Network Solutions net sales increase of 69.6% in fiscal 2010 as compared to fiscal 2009 was driven primarily by strong customer spending that drove growth in both our in-building and outdoor wireless products.
     Our Professional Services net sales increase of 26.8% in fiscal 2010 as compared to fiscal 2009 was due primarily to increased spending and an expanded presence with a key customer.
     Fiscal 2009 vs. Fiscal 2008
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
     International sales comprised 40.6% and 41.0% of our net sales in fiscal 2009 and fiscal 2008, respectively. As a result of significant international sales, our net sales were impacted negatively due to the relative strengthening of the U.S. dollar against a majority of other currencies in fiscal 2009. Changes in foreign currency exchange rates reduced sales in fiscal 2009 by approximately $34.0 million as compared to fiscal 2008.
          Our Connectivity products’ net sales decrease in fiscal 2009 as compared to fiscal 2008 was due to a decrease in customer spending driven by the weak global economic environment that existed at that time and a shortened fiscal year.
          Our Network Solutions net sales decrease in fiscal 2009 as compared to fiscal 2008 was driven, in part, by our decision to discontinue certain outdoor wireless product lines in the fourth quarter of fiscal 2008, the global economic downturn, and a shortened fiscal year.
          Our Professional Services net sales decrease in fiscal 2009 as compared to fiscal 2008 was due to decreased spending from a key customer and a shortened fiscal year.
Gross Profit
     Fiscal 2010 vs. Fiscal 2009
     Gross profit percentages were 36.1% and 33.0% during fiscal 2010 and fiscal 2009, respectively. The increase in gross margins was due to a combination of operating efficiencies realized across most of our businesses, leverage from increased volumes, and an improved product mix. The operating efficiencies were achieved through a combination of our cost reduction initiatives begun in fiscal 2009 and an on-going commitment to operational excellence.

     Fiscal 2009 vs. Fiscal 2008
     Gross profit percentages were 33.0% and 33.4% during fiscal 2009 and fiscal 2008, respectively. The decrease in gross profit was driven primarily by a decrease in sales volumes due to the global economic downturn, partially offset by our cost reduction initiatives.
Operating Expenses
     Fiscal 2010 vs. Fiscal 2009
     The results discussed below are for the 12 months ended September 30, 2010 compared to 11 months ended September 30, 2009. Total operating expenses for fiscal 2010 and fiscal 2009 represented 32.2% and 75.1% of net sales, respectively. Our fiscal 2009 operating results included a $408.9 million impairment of goodwill and intangible and fixed assets. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for fiscal 2010 and fiscal 2009 represented 6.0% and 6.1% of net sales, respectively. Research and development expenses increased to $69.7 million in fiscal 2010 compared to $60.1 million in fiscal 2009 due to new product development initiatives and the fact that fiscal 2009 was a shortened year. Given the rapidly changing technological and competitive environment in the communications equipment industry, continued commitment to product development efforts will be required for us to remain competitive. Accordingly, we intend to continue to allocate substantial resources, as a percentage of our net sales, to product development. Most of our research has been directed towards projects that we believe directly advance our strategic aims in segments in the marketplace that we believe are most likely to grow.
     Selling and administration: Selling and administration expenses for fiscal 2010 and fiscal 2009 represented 24.9% and 24.3% of net sales, respectively. Selling and administration expenses increased to $288.3 million in fiscal 2010 compared to $240.7 million in fiscal 2009. This increase was due to a combination of higher stock-based compensation expense and increased employee incentive expenses of approximately $42.4 million due to the fact fiscal 2010 financial performance was above target levels.
     Restructuring charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. In fiscal 2009, due to the global economic downturn, we expanded our restructuring efforts globally and continued to execute on our efforts to streamline our operations, primarily through reductions in headcount. During fiscal 2010 and 2009, we terminated the employment of approximately 336 and 750 employees, respectively, through reductions in force. We have accrued costs for actions that are probable of occurring and for which the cost can be reasonably estimated. In fiscal 2009, we recorded $33.1 million of severance charges. During fiscal 2010, as the plans begun in fiscal 2009 were finalized, we recorded an additional $11.8 million of severance charges. The costs of these reductions have been funded through cash from operations. These charges have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2010 and 2009, we incurred charges of $1.3 million and $1.1 million, respectively, due to our decision to close unproductive and excess facilities and because of the continued softening of real estate markets, which resulted in lower sublease income.
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
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There were no material impairments of goodwill, intangible assets, or long-lived assets during fiscal year 2010.
     During fiscal years 2010 and 2009, we recorded impairment charges of $0.9 million and $408.9 million, respectively. See Note 7 to the financial statements for a discussion of the $408.9 million impairment charges recorded in fiscal 2009.

     Fiscal 2009 vs. Fiscal 2008
     Total operating expenses for fiscal 2009 and fiscal 2008 represented 75.1% and 28.7% of net sales, respectively. Our fiscal 2009 operating results included a $408.9 million impairment of goodwill, intangible assets and fixed assets. As discussed below, operating expenses include research and development, selling and administration expenses and restructuring and impairment charges.
     Research and development: Research and development expenses for fiscal 2009 and fiscal 2008 represented 6.1% and 5.3% of net sales, respectively. Research and development expenses decreased to $60.1 million in fiscal 2009 compared to $76.2 million in fiscal 2008, which primarily was a result of our cost reduction initiatives.
     Selling and administration: Selling and administration expenses for fiscal 2009 and fiscal 2008 represented 24.3% and 22.4% of net sales, respectively. Selling and administration expenses decreased to $240.7 million in fiscal 2009 compared to $323.2 million in fiscal 2008. This decrease was due primarily to our cost reduction initiatives, which included workforce reductions and significant decreases in discretionary spending, as well as a decrease in incentives and acquisition amortization.
     Restructuring charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. In fiscal 2009, due to the global economic downturn, we expanded our restructuring efforts globally and continued to execute on our efforts to streamline our operations, primarily through reductions in headcount. During fiscal 2009 and 2008, we terminated the employment of approximately 750 and 550 employees, respectively, through reductions in force. Accordingly, in fiscal 2009, we recorded $33.1 million of severance charges, of which $12.8 million related to certain components of our restructuring efforts which were considered probable and estimable and expected to take place during fiscal 2010. The costs of these reductions were funded through cash from operations. These charges have impacted each of our reportable segments.
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
     During fiscal years 2009 and 2008, we recorded impairment charges of $408.9 million and $4.1 million, respectively. See Note 7 to the financial statements for a discussion of the $408.9 million impairment of goodwill, intangible and fixed assets recorded in fiscal 2009. In fiscal 2008, we recorded impairment charges of $4.1 million primarily to write-off certain intangible assets related to the exit of certain of our outdoor wireless product lines in our Network Solutions segment.
Other Income (Expense), Net
     Other income (expense), net for fiscal 2010, 2009 and 2008 was $39.7 million, $(39.3) million and $(100.6) million, respectively. The following provides details for the respective periods:

	2010	2009	2008
	(In millions)
Interest income on investments	$4.5	$8.4	$31.0
Interest expense on borrowings	(27.4)	(25.8)	(28.2)

Interest income (expense), net	(22.9)	(17.4)	2.8

Foreign exchange (loss)	(4.4)	(1.0)	(1.8)
Gain realized on sale of available-for-sale securities	7.5	—	—
Loss recognized on impairment of available-for-sale securities	(3.1)	(18.4)	(100.6)
Settlement of auction rate securities claims, net of $2.1 million in fees	54.4	—	—
Gain on sale of product line	15.9	—	—
Write-down of cost method investment	(5.3)	(3.0)	—
Gain (loss) on sale of fixed assets	(1.4)	0.9	(0.5)
Other	(1.0)	(0.4)	(0.5)

Subtotal	62.6	(21.9)	(103.4)

Total other income (expense), net	$39.7	$(39.3)	$(100.6)

     The change in net interest income (loss) from fiscal 2008 through fiscal 2010 was predominately due to significantly lower interest income rates on cash investments.
     During June 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement resulted in our receiving $56.5 million in cash and provided for us to retain ownership in the auction rate securities. As of September 30, 2010, we have sold substantially all of our auction rate securities, realizing proceeds of $31.4 million and gains of $7.5 million during fiscal 2010 within Other Income (Expense), Net. During fiscal 2010, 2009 and 2008, we recorded other-than-temporary impairment charges of $3.1 million, $18.4 million and $100.6 million, respectively, to reduce the carrying value of certain auction rate securities we held.
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
     During the second quarter of fiscal 2010, we recorded a $5.3 million other-than-temporary impairment related to our investment in ip.access Ltd (refer to Note 6).
     During the second quarter of fiscal 2009, we recorded a $3.0 million other-than-temporary impairment related to our investment in E-Band Communications Corporation.
     Acquisitions
LGC Wireless
     On December 3, 2007, we completed the acquisition of LGC Wireless, a provider of in-building wireless solution products, headquartered in San Jose, California. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout the building. LGC Wireless also offers products that permit voice and data signals to reach remote locations. The acquisition was made to enable us to participate in this high growth segment of the industry.
     We acquired all of the outstanding capital stock and warrants of LGC Wireless for $143.3 million in cash (net of cash acquired). We acquired $58.9 million of intangible assets as part of this purchase. Goodwill of $85.4 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition, the majority of which was paid off by the second quarter of fiscal 2008. The results of LGC Wireless, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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
     During the first quarter of 2010, we recorded an accrual of $5.5 million due to the attainment of certain earnout thresholds by the Century Man business. During the second quarter of fiscal 2010, we recorded $0.3 million of goodwill related to the foreign exchange rate guarantee on the release of the escrow related to the acquisition. During the fourth quarter of fiscal 2010, we paid $3.8 million to the former shareholders of these amounts. The remaining amounts are expected to be paid later in fiscal 2011.

     Of the purchase price, $7.5 million was placed in escrow following the close of the transaction. As of September 30, 2009, $3.9 million of the total escrow amount had been released to the former shareholders of Century Man. In addition, $0.4 million was paid to the former shareholders for the effect of changes in foreign exchange rates on the amount of escrow released in accordance with the escrow agreement. These payments were accounted for as additional contingent consideration and increased goodwill accordingly.
     The allocation of the purchase prices for LGC and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 7 for a discussion of the goodwill and intangible asset impairments recorded in the first quarter of fiscal 2009.
     Discontinued Operations
     GSM Business
     On December 31, 2009, we divested substantially all of the assets of our GSM business to Altobridge Limited (“Altobridge”). In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain transition services. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $13.2 million. During fiscal 2010, in connection with the sale of our GSM Business, we wrote off the value of related inventory and fixed assets having carrying amounts of $6.3 million and $0.6 million, respectively. The amounts written off were recognized as part of the loss on sale of this business.
     APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, resulting in a total loss on sale of $5.2 million of which $0.7 million related to the write off of the foreign currency translation adjustment.
     APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on sale of $27.3 million which includes $7.0 million relating to the write off of the foreign currency translation adjustment. During the first quarter of fiscal 2010, we recognized income of $0.5 million within discontinued operations resulting from the reversal of a reserve for an uncertain tax position related to APS France for which the statute of limitations had expired.
Share-Based Compensation
     Share-based compensation recognized for fiscal 2010, 2009 and 2008 was $14.7 million, $10.6 million and $17.2 million, respectively. The share-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related share-based awards, except for performance-based awards. Share-based compensation expense related to performance-based awards is recognized only when it is probable that the awards will vest. Once this determination is made, the expense related to prior periods is recognized in the current period and the remaining expense is recognized ratably over the remaining vesting period. Thus, expense related to such awards can fluctuate significantly.
Income Taxes
     Note 10 to the Consolidated Financial Statements in Item 8 of this report describes the items which have impacted our effective income tax rate for fiscal 2010, 2009 and 2008.
     In fiscal 2010, we recorded a net income tax provision totaling $7.1 million. This provision is attributable primarily to foreign income taxes.
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

     In fiscal 2008, we recorded a net income tax provision totaling $6.2 million. This provision is attributable primarily to foreign income taxes and deferred tax liabilities attributable to U.S. tax amortization of purchased goodwill from our acquisition of KRONE. This provision also includes a $3.4 million charge related to the establishment of additional valuation allowance on our U.S. deferred tax assets.
Income (Loss) from Continuing Operations
     During fiscal 2010 we had income from continuing operations of $78.5 million compared to a $452.9 million loss in fiscal 2009. The fiscal 2010 results were attributable mainly to stronger sales, the fact that our fiscal 2010 results included 12 months versus 11 months for 2009, increased gross margins as a result of the cost reduction and efficiency initiatives begun in fiscal 2009, and our settlement and receipt of $56.5 million related to our auction rate securities arbitration claim against Merrill Lynch.
     During fiscal 2009 we had a loss from continuing operations of $452.9 million compared to a $40.1 million loss in fiscal 2008. The fiscal 2009 decline in operating results was largely due to impairment charges and the general downturn of the global economy. The fiscal 2009 results included a $408.9 million impairment of goodwill and other long-lived assets.
Segment Disclosures
     Specific financial information regarding each of our three reportable segments is provided in the following table:

	2010	2009	2008
	(In millions)
Connectivity
Operating income	$64.9	$50.9	$117.2
Depreciation and amortization	54.1	57.3	64.3
Network Solutions
Operating loss	$(13.9)	$(28.5)	$(36.1)
Depreciation and amortization	4.4	5.4	13.0
Professional Services
Operating income	$8.9	$4.0	$0.8
Depreciation and amortization	3.0	3.3	3.5
     Fiscal 2010 vs. Fiscal 2009
     The increase in operating income in fiscal 2010 compared to fiscal 2009 across all of our segments was due to a combination of higher revenue and an increase in gross margins. In our Connectivity segment, the decrease in depreciation and amortization in fiscal 2010 from fiscal 2009 was due to a decline in acquisition related amortization expense related to our acquisition of Krone completed in 2004.
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
Liquidity and Capital Resources
     Liquidity
The table below summarizes our cash and cash equivalents and available-for-sale securities:

	September 30,	September 30,
	2010	2009
	(In millions)

Cash and cash equivalents	$518.1	$535.5
Short-term available-for-sale securities
Corporate commercial paper, CD’s and bonds	129.2	—
Government bonds	49.6	—

Total cash, cash equivalents and short-term available-for-sale securities	696.9	535.5

Long-term available-for-sale securities
Corporate commercial paper, CD’s and bonds	21.0	51.1
Government bonds	28.8	—
Auction rate securities	—	24.3

Total long-term available-for-sale securities	49.8	75.4

Total	$746.7	$610.9

     Cash and cash equivalents not subject to restrictions were $518.1 million at September 30, 2010, a decrease of $17.4 million compared to $535.5 million as of September 30, 2009. This decrease does not represent a decrease in liquidity, but was driven primarily by $147.7 million of net purchases of available-for-sale securities. The securities purchased primarily include corporate commercial paper, certificates of deposit, bonds and U.S. government and agency obligations. In accordance with our investment policy, the securities carry a credit rating of A+ or higher.
     On June 8, 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement agreement resulted in our receiving $56.5 million in cash and provided for us to retain ownership in the auction rate securities. During 2009, we made a claim in the Lehman Brothers bankruptcy proceeding with respect to auction rate securities they sold to us, but at this time we are uncertain whether we will recover any of our losses associated with these securities.
     As of September 30, 2010, we have sold substantially all of our auction rates securities. During the twelve months ended September 30, 2010, we sold auction rate securities having a par value of $169.1 million for proceeds of $31.4 million. As a result of these sales, we recorded net gains of $7.5 million within Other Income (Expense), Net (refer to Note 2).
     Restricted cash balances that are pledged primarily as collateral for letters of credit and derivative transactions also affect our liquidity. As of September 30, 2010, we had restricted cash of $7.7 million compared to $25.0 million as of September 30, 2009, a decrease of $17.3 million. The decrease is primarily a result of the release of $13.2 million of cash collateral relating to our interest rate swap as this requirement is now secured under the Credit Facility, as defined below. Restricted cash is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
     Operating Activities
     Net cash provided by operating activities from continuing operations for fiscal 2010 was $140.8 million. This was driven primarily by results from continuing operations after adjustments for certain non-cash items, including $61.5 million of depreciation and amortization, partially offset by cash used for working capital. Working capital requirements typically will increase or decrease with changes in the level of net sales. In addition, the timing of certain accrued incentive payments will affect the annual cash flow as these expenses are accrued throughout the fiscal year but paid during the first quarter of the subsequent year.
     Net cash provided by operating activities from continuing operations for fiscal 2009 was $97.2 million. This was driven primarily by results from continuing operations after adjustments for certain non-cash items, including the $407.9 million goodwill and intangible impairment recorded in the first quarter of fiscal 2009, partially offset by cash used for working capital.
     Net cash provided by operating activities from continuing operations for fiscal 2008 totaled $189.5 million. This was driven primarily by results from continuing operations after adjustments for certain non-cash items, including the $100.6 million impairment loss on available-for-sale securities, partially offset by cash used for working capital.

     Investing Activities
     Investing activities from continuing operations used $152.5 million of cash during fiscal 2010. Cash used by investing activities included $147.7 million of net purchases of available-for-sale securities and $29.4 million of property, patent and equipment additions, partially offset by a decrease in restricted cash of $17.0 million and $11.7 million of cash received for the divestitures of certain businesses.
     Investing activities from continuing operations used $87.9 million of cash during fiscal 2009. Cash used by investing activities included $51.2 million of net purchases of long-term investments, $32.0 million of property, patent and equipment additions and an increase in restricted cash of $9.1 million, partially offset by $5.3 million of proceeds from the disposal of property and equipment. Proceeds from the disposal of property primarily reflect the sale of our Cheltenham U.K. facility, for which we received $4.3 million of cash proceeds during the first quarter of fiscal 2009.
     Investing activities from continuing operations used $213.5 million of cash during fiscal 2008. Cash used by investing activities included $146.0 million for the acquisition of LGC Wireless, $52.3 million for the acquisition of Century Man, a $4.0 million investment in ip.access, a $1.2 million investment in E-Band and $42.4 million of property, equipment and patent additions. This was offset partially by $35.1 million of net sales of available-for-sale securities.
     Financing Activities
     Financing activities used $2.3 million of cash during fiscal 2010 for payment of debt and debt financing costs. Financing activities used $96.8 million of cash during fiscal 2009, of which $94.1 million was due to common stock repurchases. Financing activities provided $163.8 million of cash during fiscal 2008. The higher amount in fiscal 2008 was due to the issuance of $450 million of convertible debt discussed in Note 8 to the financial statements, less payments for the financing costs associated with debt, the $200.0 million payment of our 2008 convertible notes and payments made on LGC Wireless and Century Man debt. Fiscal 2008 results also included $56.5 million of common stock repurchases.
     Outstanding Debt and Credit Facility
     As of September 30, 2010, we had outstanding the following $650.0 million of convertible unsecured subordinated notes:

	September 30,	Conversion
	2010	Price
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$28.091
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	27.00
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	28.55

Total convertible subordinated notes	$650.0

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
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. As of September 30, 2009, we pledged $13.2 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the six-month forward LIBOR.
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
     Under the Credit Facility, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and certain investments located in the U.S. plus availability under the Credit Facility, equal to $150.0 million. Additionally, when borrowing availability under the Credit Facility drops below a specified level, we must maintain a fixed charge coverage ratio of 1.0. This ratio is defined as consolidated EBITDA divided by the sum of certain fixed payments. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Our ability to repurchase debt, equity and pay cash dividends is contingent upon ADC maintaining certain levels of liquidity. As of September 30, 2010 we were in compliance with all covenants under the Credit Facility.
     Borrowings under the Credit Facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the facility. The amount available under the Credit Facility will fluctuate based on seasonality of our sales and the value of any hedging obligations and letters of credit secured under the Credit Facility. As of September 30, 2010, although there were no borrowings outstanding, an $18.8 million collateral requirement under our interest rate swap agreement (refer to Note 18) as well as $2.0 million of letters of credit were secured under the Credit Facility, releasing us from a cash collateral requirement of $20.8 million. The amount secured under the Credit Facility could fluctuate significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of September 30, 2010, we have deferred $1.7 million of financing fees, $1.6 million of which was incurred during the twelve months ended September 30, 2010, related to this facility that will be amortized as interest expense over the term of the Credit Facility. No borrowings were outstanding under the Credit Facility as of November 22, 2010.
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
     In addition, our deferred tax assets, which are reserved substantially at this time, should reduce our income tax payable on taxable earnings in future years.

     Contractual Obligations and Commercial Commitments
     The following table summarizes our commitments to make long-term debt and lease payments and certain other contractual obligations as of September 30, 2010:

	Payments Due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations(1)	$772.6	$24.9	$249.8	$257.1	$240.8
Capital Lease Obligations	0.4	0.4	—	—	—
Operating Lease Obligations	67.1	15.5	24.1	16.7	10.8
Purchase Obligations(2)	35.2	35.0	0.2	—	—
Other Liabilities (3)	7.0	3.9	1.4	1.7	—
Pension Obligations	74.1	4.2	8.5	8.6	52.8

Total	$956.4	$83.9	$284.0	$284.1	$304.4

(1)	Includes interest on our $450.0 million of fixed rate debt of 3.5% and interest on our $200.0 million of variable rate debt of 4.375%.

(2)	Amounts represent non-cancelable commitments to purchase goods and services, including items such as inventory and information technology support.

(3)	Represents uncertain income tax liabilities.
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
     Available-for-Sale Securities: We generally classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Upon the sale of a security classified as available-for-sale the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Unrealized losses related to equity securities are charged against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
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
     Auction rate securities, which are reflected in our available-for-sale securities at September 30, 2009, include interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and non-dividend-yielding preferred stock. Liquidity for these auction rate securities historically had been provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we had historically recorded auction rate securities in current available-for-sale securities. As of September 30, 2009, we held auction rate securities that had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We concluded that we did not meet the conditions necessary to recognize the noncredit loss component of the other-than-temporary impairment in other comprehensive income. Accordingly, the entire amount of the loss was recorded in earnings. As of September 30, 2010, we have sold substantially all of our auction rates securities. During the twelve months ended September 30, 2010, we sold auction rate securities having a par value of $169.1 million for proceeds of $31.4 million. As a result of these sales, we recorded net gains of $7.5 million within Other Income (Expense), Net (refer to Note 2).
     Restructuring Accrual: During fiscal 2010 and fiscal 2009, we recorded restructuring charges representing the direct costs of employee severance and exiting leased facilities. Significant judgment is required in estimating the restructuring costs of severance and leased facilities. Restructuring charges represent our best estimate of the associated liability at the date the charges are taken. For example, we make certain assumptions with respect to when a facility will be subleased and the amount of income that will be generated from that sublease. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

     Inventories: We state our inventories at the lower of first-in, first-out cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods for previously sold equipment. It is possible that significant increases in inventory reserves may be required in the future if there is a decline in market conditions or significant change in technology. Alternatively, if we are able to sell previously reserved inventory, we will reverse a portion of the reserves. Changes in inventory reserves are recorded as a component of cost of sales. As of September 30, 2010 and 2009, we had $32.1 million and $41.8 million, respectively, reserved against our inventories, which represents 23.2% and 25.1%, respectively, of total inventory on-hand.
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
     During the first quarter of fiscal 2009, due to the global economic downturn and related adverse business conditions that resulted in reduced estimates to our near-term cash flows and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.6 million to reduce the carrying value of goodwill.
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There were no material impairments of goodwill, intangible assets, or long-lived assets during fiscal 2010.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $41.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
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
     In the third quarter of fiscal 2002, we recorded a full valuation allowance against our net deferred tax assets because we concluded that it was more likely than not that we would not realize these assets. Our decision was based on the cumulative losses we had incurred to that point as well as the full utilization of our loss carryback potential. From the third quarter of fiscal 2002 to fiscal 2005, we maintained our policy of providing a nearly full valuation allowance against all future tax benefits produced by our operating results. During fiscal 2006 to fiscal 2010, we determined our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Although we have reported losses during fiscal 2008 and fiscal 2009, these losses were primarily attributable to impairment charges, including non-deductible goodwill which did not reduce U.S. taxable income. As of September 30, 2010 we have recognized a total of $51.6 million of our U.S. deferred tax assets expected to be realized. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that additional benefits will be realized with respect to our deferred tax assets, we will release additional valuation allowance. Also, certain events, including our actual results or changes to our expectations regarding future U.S. income or other negative evidence, may result in the need to increase the valuation allowance. We had a valuation allowance of $790.3 million as of September 30, 2010.

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
Recently Adopted Accounting Pronouncements
  Business combinations and non-controlling interests
     In December 2007, the FASB issued new accounting guidance related to business combinations and non-controlling interests in consolidated financial statements. In addition to other changes in practice, the guidance requires the acquiring entity in a business combination to recognize and measure all assets acquired and liabilities assumed at their respective acquisition date fair values. The guidance also requires non-controlling interests in a subsidiary to be reported as equity in the financial statements, separate from the parent’s equity. We have adopted this guidance effective October 1, 2009. We have reclassified financial statement line items within our condensed consolidated balance sheets and statements of operations for the prior period to conform to the non-controlling interest guidance. Additionally, see the Consolidated Statements of Shareowners’ Investment and Note 13 for disclosures reflecting the impact of the new guidance on our reconciliations of equity and comprehensive income, respectively.
     Fair Value Measurements
     In January 2010, the FASB issued new accounting guidance regarding disclosures about fair value measurements. The guidance requires additional disclosures concerning transfers between the levels within the fair value hierarchy and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies the requirement to provide fair value measurement disclosures for each class of asset and liability and clarifies the requirement to disclose information about both the valuation techniques and inputs used to estimate Level 2 and Level 3 measurements. We adopted this guidance effective January 2, 2010. The adoption of this guidance resulted in additional disclosures and had no material impact on our consolidated financial statements.
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
     Consolidation of Variable Interest Entities
     In June 2009, FASB issued guidance that revises the consolidation of variable interest entities by requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We are required to adopt the guidance in the first quarter of 2011. The adoption of the guidance will not have a material impact on our consolidated financial statements.
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
     In July 2010, the FASB issued accounting guidance that expanded the disclosures regarding the allowance for credit losses and the credit quality of financing receivables. The guidance requires additional disclosures be made addressing the nature of the credit risk, how the risk is analyzed and any changes in accounting for the allowance for credit losses for any companies that have significant financing receivables, excluding short-term trade accounts receivables. We are required to adopt the guidance in the first quarter of 2011. The adoption of the guidance will not have a material impact on our consolidated financial statements.
     Accounting for Technical Amendments to Various SEC Rules and Schedules
     In August 2010, the FASB issued accounting guidance requiring an analysis of changes in non-controlling interests for the reporting period in a separate statement or footnote. This analysis should consist of reconciliation from the beginning balance to the ending balance for each period in which an income statement is presented. Significant reconciling items, like changes in the ownership interest of a subsidiary, should be stated separately in the analysis. We are required to adopt the guidance in the first quarter of 2011. The adoption of the guidance will not have a material impact on our consolidated financial statements.
     We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.
Cautionary Statement Regarding Forward Looking Information
     The discussion herein, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as the Notes to the Condensed Consolidated Financial Statements, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent our expectations or beliefs concerning future events and are subject to certain risks and uncertainties that could cause actual results to differ materially from the forward looking statements. These statements may include, among others, statements regarding the proposed merger transaction with Tyco Electronics Ltd. and the related litigation, statements about future sales, profit percentages, earnings per share and other results of operations; statements about shareholder value; expectations or beliefs regarding the industry in which we operate and the macro-economy generally; statements about our cost cutting initiatives; the prices of raw materials and transportation costs; the sufficiency of our cash balances and cash generated from operating and financing activities for our future liquidity; capital resource needs, and the effect of regulatory changes. These statements could be affected by a variety of factors, such as: uncertainties as to the timing of the merger transaction with Tyco Electronics Ltd.; the possibility that various closing conditions for the merger transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; the effects of the merger transaction on our relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the merger transaction may result in significant costs of defense, indemnification and liability; demand for equipment by telecommunication service providers and large enterprises; variations in demand for particular products in our portfolio and other factors that can impact our overall margins; our ability to operate our business to achieve, maintain and grow operating profitability; our ability to reduce costs without adversely affecting our ability to serve our customers; changing regulatory conditions and macro-economic conditions, both in our industry and in local and global markets that can influence the demand for our products and services; fluctuations in the market value of our common stock, which can be caused by many factors outside of our control and could cause us to record additional impairment charges on our goodwill or other intangible assets in the future if our market capitalization drops below the book value of our assets for a continued time period; consolidation among our customers, competitors or vendors that can disrupt or displace customer relationships; our ability to keep pace with rapid technological change in our industry; our ability to make the proper strategic choices regarding acquisitions or divestitures; our ability to integrate the operations of any acquired business; increased competition within our industry and increased pricing pressure from our customers; our dependence on relatively few customers for a majority of our sales as well as potential sales growth in market segments we believe have the greatest potential; fluctuations in our operating results from quarter-to-quarter that can be caused by many factors beyond our control; financial problems, work interruptions in operations or other difficulties faced by customers or vendors that can impact our sales, sales collections and ability to procure necessary materials, components and services to operate our business; our ability to protect our intellectual property rights and defend against potential infringement claims; possible limitations on our ability to raise any additional required capital; our ability to attract and retain qualified employees; potential liabilities that can arise if any of our products have design or manufacturing defects; our ability to obtain, and the prices of, raw materials, components and services; our dependence on contract manufacturers to make certain products as well as our reliance on our operation of a limited number of significant manufacturing facilities around the world; changes in interest rates, foreign currency exchange rates and equity securities prices, all of which will impact our operating results; political, economic and legal uncertainties related to doing business in China or other developing countries; our ability to defend or settle satisfactorily any litigation; and other risks and uncertainties including those identified in the section captioned Risk Factors in Item 1A of this Annual Report on Form 10-K for the year ended September 30, 2010. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     We use certain commodities and other raw materials in the production of our products that are subject to price volatility caused by many factors, including supply conditions, demand levels, political and economic variables and other unpredictable factors. Management attempts to mitigate these risks through effective requirements planning and by working closely with key suppliers to obtain the best possible pricing and delivery terms. In addition, in certain areas of our business where contractual terms allow, we are able to pass-through a portion of this volatility to our customers, although this pass-through typically occurs on a delayed basis due to internal processing time and, potentially, contractual terms. We periodically evaluate our commodity pricing exposures and have considered the use of derivative instruments to hedge our commodity price risks, but, to date, we have concluded that it was not cost beneficial to utilize derivative instruments for this purpose.
     We are exposed to fluctuations in interest rates through the issuance of variable rate debt and by investing our cash holdings in short-term investments. We mitigate our exposures to interest rate fluctuations related to our debt by entering into derivative instruments which can reduce exposure to interest rate volatility.

     For example, on April 29, 2008, we entered into an interest rate swap effective June 15, 2008, for a notional amount of $200 million to hedge the risk associated with the floating interest rate of our $200 million of convertible unsecured subordinated notes that have a variable interest rate of six-month LIBOR plus 0.375% and a maturity date of June 15, 2013. For this interest rate swap, we pay the counterparty the equivalent of a fixed rate interest payment of 4.0% on a predetermined notional value, and we receive the equivalent of a floating interest payment based on a six-month LIBOR rate calculated on the same notional value. If the interest rate swap had been discontinued on September 30, 2010, we would have owed the counterparties approximately $16.8 million. Because we have mitigated the interest rate exposure on our variable rate long term debt by entering into this interest rate swap agreement, effectively fixing the interest rate we pay on our variable rate long-term debt, a 10% increase or decrease in interest rates on our debt obligations would have a nominal impact on our income (loss) before income taxes.
     We also are exposed to market risk from changes in foreign currency exchange rates as we conduct business globally in numerous currencies. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. For example, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our sales to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations. Our largest exposure is related to the Mexican peso. We estimate that a 10% weakening in the U.S. dollar to the Mexican peso would result in a $4.3 million reduction to our operating income due to the impact of the change on our Mexican peso denominated sales and expenses.
     As of September 30, 2010, we have entered into a series of forward contracts and costless collars to mitigate a certain portion of our expected exposure to the Mexican peso in fiscal 2011. The forward contracts enable us to purchase Mexican pesos at specified rates and the collars establish a cap and a floor on the price at which we purchase pesos. These forward contracts and collars have been designated as cash flow hedges.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2010, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, Brazilian real, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, Singapore dollar, Indian Rupee, New Zealand dollar and South African rand.
     See Note 1 to the Consolidated Financial Statements in Item 8 of this report for information about our foreign currency exchange-derivative program.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
     We have audited the accompanying consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareowners’ investment and cash flows for the year ended September 30, 2010, the eleven-month period ended September 30, 2009, and the year ended October 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADC Telecommunications, Inc. and subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the year ended September 30, 2010, the eleven-month period ended September 30, 2009, and the year ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, effective October 1, 2009, the Company adopted new rules regarding the accounting for non-controlling interests.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ADC Telecommunications, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2010, expressed an unqualified opinion thereon.
Ernst & Young LLP
Minneapolis, Minnesota
November 23, 2010

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year			For the Year
	Ended	For 11 Months Ended		Ended
	September 30,	September 30,	September 26,	October 31,
	2010	2009	2008	2008
			(Unaudited
			proforma)
	(In millions, except earnings per share)
Net Sales:
Products	$998.0	$875.2	$1,160.7	$1,289.0
Services	158.6	115.0	134.2	153.6

Total net sales	1,156.6	990.2	1,294.9	1,442.6
Cost of Sales:
Products	629.0	569.1	730.0	831.0
Services	109.7	93.9	116.1	130.3

Total cost of sales	738.7	663.0	846.1	961.3

Gross Profit	417.9	327.2	448.8	481.3

Operating Expenses:
Research and development	69.7	60.1	70.1	76.2
Selling and administration	288.3	240.7	299.2	323.2
Impairment charges	0.9	408.9	—	4.1
Restructuring charges	13.1	34.2	2.7	11.1

Total operating expenses	372.0	743.9	372.0	414.6

Operating Income (Loss)	45.9	(416.7)	76.8	66.7
Other Income (Expense), Net	39.7	(39.3)	(74.3)	(100.6)

Income (Loss) Before Income Taxes	85.6	(456.0)	2.5	(33.9)
Provision (Benefit) For Income Taxes	7.1	(3.1)	10.6	6.2

Income (Loss) From Continuing Operations	78.5	(452.9)	(8.1)	(40.1)
Discontinued Operations, Net of Tax:
Income (loss) from discontinued operations	(2.0)	(17.5)	(2.4)	(2.5)
Loss on sale or write-down of discontinued operations, net	(13.2)	(5.2)	—	—

Total discontinued operations, net of tax	(15.2)	(22.7)	(2.4)	(2.5)

Net Income (Loss)	$63.3	$(475.6)	$(10.5)	$(42.6)
Net Income (Loss) Available to Non-controlling Interests	1.3	(1.3)	(0.5)	(0.7)

Net Income (Loss) Available to Common Shareowners	$62.0	$(474.3)	$(10.0)	$(41.9)

Comprehensive Income (Loss) Available to ADC Common Shareowners	$55.4	$(473.6)	$(14.4)	$(58.7)
Comprehensive Income (Loss) Available to Non-controlling Interests	1.3	(1.3)	(0.5)	(0.7)

Comprehensive Income (Loss)	$56.7	$(474.9)	$(14.9)	$(59.4)

Weighted Average Common Shares Outstanding (Basic)	96.9	97.4	117.6	117.1

Weighted Average Common Shares Outstanding (Diluted)	98.5	97.4	117.6	117.1

Basic Income (Loss) Per Share:
Continuing operations available to ADC common shareowners	$0.80	$(4.64)	$(0.06)	$(0.34)

Discontinued operations available to ADC common shareowners	$(0.16)	$(0.23)	$(0.03)	$(0.02)

Net income (loss) available to ADC common shareowners	$0.64	$(4.87)	$(0.09)	$(0.36)

Diluted Income (Loss) Per Share:
Continuing operations available to ADC common shareowners	$0.78	$(4.64)	$(0.06)	$(0.34)

Discontinued operations available to ADC common shareowners	$(0.15)	$(0.23)	$(0.03)	$(0.02)

Net income (loss) available to ADC common shareowners	$0.63	$(4.87)	$(0.09)	$(0.36)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	September 30,
	2010	2009
	(In millions)
ASSETS
Current Assets:
Cash and cash equivalents	$518.1	$535.5
Available-for-sale securities	178.8	—
Accounts receivable, net of reserves of $11.7 and $9.8	219.3	180.1
Unbilled revenues	33.2	17.5
Inventories, net of reserves of $32.1 and $41.8	106.4	124.6
Prepaid and other current assets	51.9	33.3
Assets of discontinued operations	—	9.8

Total current assets	1,107.7	900.8
Property and equipment, net of accumulated depreciation of $409.8 and $410.1	146.5	162.8
Restricted cash	7.7	25.0
Goodwill	6.1	0.2
Intangibles, net of accumulated amortization of $170.6 and $144.4	75.8	93.3
Long-term available-for-sale securities	49.8	75.4
Other assets	80.9	86.1

Total assets	$1,474.5	$1,343.6

LIABILITIES AND SHAREOWNERS’ INVESTMENT
Current Liabilities:
Current portion of long-term notes payable	$0.3	$0.6
Accounts payable	97.2	83.0
Accrued compensation and benefits	101.6	57.8
Other accrued liabilities	74.9	63.8
Income taxes payable	4.7	5.9
Restructuring accrual	9.5	22.5
Liabilities of discontinued operations	0.5	2.5

Total current liabilities	288.7	236.1
Pension obligations and other long-term liabilities	100.6	95.6
Long-term notes payable	650.8	651.0

Total liabilities	1,040.1	982.7

Shareowners’ Investment:
Preferred stock, $0.00 par value; authorized 10.0 shares; none issued or outstanding	—	—
Common stock, $0.20 par value; authorized 342.9 shares; issued and outstanding 97.2 and 96.6 shares	23.7	23.6
Paid-in capital	1,324.3	1,311.9
Accumulated deficit	(898.4)	(965.9)
Accumulated other comprehensive income (loss)	(20.0)	(13.4)
Non-controlling interests	4.8	4.7

Total shareowners’ investment	434.4	360.9

Total liabilities and shareowners’ investment	$1,474.5	$1,343.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries

Consolidated Statements of Shareowners’ Investment

					Accumulated
					Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In millions)
Balance, October 31, 2007	117.6	$23.5	$1,432.3	$(450.9)	$2.7	$9.7	$1,017.3

Net income (loss)	—	—	—	(41.9)	—	(0.7)	(42.6)
Other comprehensive income, net of tax:
Translation loss, net of taxes of $0.0	—	—	—	—	(21.9)	—	(21.9)
Pension obligation adjustment, net of taxes of $0.0	—	—	—	—	7.2	—	7.2
Unrealized gain on securities, net of taxes of $0.0	—	—	—	—	0.5	—	0.5
Unrealized gain on foreign currency hedge, net of taxes of $0.0	—	—	—	—	0.2	—	0.2
Net change in fair value of interest rate swap, net of taxes of $0.0	—	—	—	—	(2.8)	—	(2.8)

Total comprehensive income/(loss)	—	—	—	—	—	—	(59.4)
LGC options exchanged for ADC options	—	—	3.0	—	—	—	3.0
Adoption of new accounting guidance related to uncertain tax positions	—	—	—	1.4	—	—	1.4
Exercise of common stock options and restricted stock releases	0.1	—	0.2	—	—	—	0.2
Common stock purchases	(6.4)		(56.5)	—	—	—	(56.5)
Share-based compensation expense	—	—	17.2	—	—	—	17.2
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	(0.6)	(0.6)
Other	—	—	0.1	(0.1)	—	0.2	0.2

Balance, October 31, 2008	111.3	23.5	1,396.3	(491.5)	(14.1)	8.6	922.8
Net income (loss)	—	—	—	(474.3)	—	(1.3)	(475.6)
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	12.1	—	12.1
Pension obligation adjustment, net of taxes of $0.0	—	—	—	—	(5.0)	—	(5.0)
Unrealized gain on auction rate securities, net of taxes of $0.0	—	—	—	—	2.3	—	2.3
Unrealized gain on other available-for-sale securities, net of taxes of $0.0	—	—	—	—	0.5	—	0.5
Unrealized gain on foreign currency hedge, net of taxes of $0.0	—	—	—	—	0.2	—	0.2
Net change in fair value of interest rate swap, net of taxes of $0.0	—	—	—	—	(9.4)	—	(9.4)

Total comprehensive income/(loss)	—	—	—	—	—	—	(474.9)
Exercise of common stock options and restricted stock releases	0.2	—	(0.5)	—	—	—	(0.5)
Common stock purchases	(14.9)		(94.1)	—	—	—	(94.1)
Share-based compensation expense	—	—	10.3	—	—	—	10.3
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Distributions to non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Other	—	0.1	(0.1)	(0.1)	—	(2.3)	(2.4)

Balance, September 30, 2009	96.6	23.6	$1,311.9	$(965.9)	$(13.4)	4.7	$360.9
Net income (loss)	—	—	—	62.0	—	1.3	63.3
Other comprehensive income, net of tax:
Translation gain, net of taxes of $0.0	—	—	—	—	12.3	—	12.3
Pension obligation adjustment, net of taxes of $0.0	—	—	—	—	(11.8)	—	(11.8)
Unrealized gain on auction rate securities, net of taxes of $0.0	—	—	—	—	(2.9)	—	(2.9)
Unrealized gain on other available-for-sale securities, net of taxes of $0.0	—	—	—	—	—	—	—
Unrealized gain on foreign currency hedge, net of taxes of $0.0	—	—	—	—	0.4	—	0.4
Net change in fair value of interest rate swap, net of taxes of $0.0	—	—	—	—	(4.6)	—	(4.6)

Total comprehensive income/(loss)	—	—	—	—	—	—	56.7
Exercise of common stock options and restricted stock releases	0.6	0.1	(1.1)	—	—	—	(1.0)
Common stock purchases
Share-based compensation expense	—	—	13.7	—	—	—	13.7
Purchase of subsidiary shares from non-controlling interests	—	—	(0.2)	—	—	(0.4)	(0.6)
Distributions to non-controlling interests	—	—	—	—	—	(0.8)	(0.8)
Other (1)	—	—	—	5.5	—	—	5.5

Balance, September 30, 2010	97.2	$23.7	$1,324.3	$(898.4)	$(20.0)	4.8	$434.4

(1)	Reclassification of credit losses related to auction rate securities
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year			For the Year
	Ended	For the 11 Months Ended		Ended
	September 30,	September 30,	September 26,	October 31,
	2010	2009	2008	2008
			(Unaudited
			proforma)
		(In millions)

Operating Activities:
Income (loss) from continuing operations	$78.5	$(452.9)	$(8.1)	$(40.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Inventory write-offs	4.6	15.4	9.2	25.0
Fixed asset impairments	0.9	1.0	—	0.7
Goodwill impairment	—	366.6	—	—
Intangibles impairment	—	41.3	—	3.4
Write-down of available-for-sale securities	3.1	18.4	74.2	100.6
Depreciation and amortization	61.5	66.0	73.5	80.8
Restructuring expenses	13.1	34.2	2.7	11.1
Provision for bad debt	2.0	2.2	0.4	0.5
Change in warranty reserve	(1.3)	(0.1)	(0.5)	1.1
Non-cash stock compensation	14.7	10.6	15.1	17.2
Change in deferred income taxes	(0.3)	(5.8)	2.0	1.5
Amortization of deferred financing costs	2.3	2.8	2.2	2.4
Gain on sale of investments	(7.5)	—	—	—
Loss/(gain) on sale of property and equipment	1.4	(0.9)	0.3	0.5
Gain on sale of RF signal management product line	(15.9)	—	—	—
Write-down of cost method investment	5.3	3.0	—	—
Other, net	3.6	(1.5)	(0.7)	10.9
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable and unbilled revenues (increase)/ decrease	(56.1)	41.7	14.8	4.9
Inventories (increase)/decrease	13.8	23.0	(11.1)	(6.7)
Prepaid and other assets (increase)/decrease	(20.6)	1.1	0.2	(1.9)
Accounts payable increase/(decrease)	14.7	(17.8)	(25.3)	(12.7)
Accrued liabilities increase/(decrease)	34.8	(46.1)	0.2	(16.9)
Pension liabilities increase/(decrease)	(11.8)	(5.0)	—	7.2

Total cash provided by operating activities from continuing operations	140.8	97.2	149.1	189.5

Total cash used for operating activities from discontinued operations	(4.2)	(17.3)	(18.0)	(13.9)

Total cash provided by operating activities	136.6	79.9	131.1	175.6

Investing Activities:
Acquisitions, net of cash acquired	(4.4)	(3.5)	(199.4)	(198.3)
Purchase of interest in unconsolidated affiliates	(1.0)	(1.3)	(5.2)	(5.2)
Divestitures, net of cash disposed	11.7	3.3	—	—
Property, equipment and patent additions	(29.4)	(32.0)	(37.1)	(42.4)
Proceeds from disposal of property and equipment	1.3	5.3	0.3	0.3
Decrease/(increase) in restricted cash	17.0	(9.1)	(0.7)	(3.0)
Purchase of available-for-sale securities	(216.2)	(51.4)	(16.5)	(4.6)
Sale of available-for-sale securities	68.5	0.2	39.7	39.7
Other	—	0.6	0.1	—

Total cash used for investing activities from continuing operations	(152.5)	(87.9)	(218.8)	(213.5)
Total cash used for investing activities from discontinued operations	—	(2.3)	(0.4)	(0.4)

Total cash used for investing activities	(152.5)	(90.2)	(219.2)	(213.9)

Financing Activities:
Debt issuance	—	—	450.0	451.6
Payments of financing costs	(1.6)	—	(10.7)	(10.7)
Debt payments	(0.7)	(2.7)	(218.9)	(221.1)
Common stock purchased	—	(94.1)	(49.5)	(56.5)
Common stock issued	—	—	0.5	0.5

Total cash (used for)/provided by financing activities	(2.3)	(96.8)	171.4	163.8

Effect of Exchange Rate Changes on Cash	0.8	11.2	(1.6)	(14.3)

(Decrease)/increase in Cash and Cash Equivalents	(17.4)	(95.9)	81.7	111.2
Cash and Cash Equivalents, Beginning of Period	535.5	631.4	520.2	520.2

Cash and Cash Equivalents, End of Period	$518.1	$535.5	$601.9	$631.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Summary of Significant Accounting Policies
     On July 12, 2010, we entered into an Agreement and Plan of Merger with Tyco Electronics Ltd., a Swiss company, and its indirect subsidiary, Tyco Electronics Minnesota, Inc. (each such company individually as well as collectively, “Tyco Electronics”), which was amended as of July 24, 2010. Pursuant to that merger agreement, on July 26, 2010, Tyco Electronics commenced a tender offer to purchase all of our outstanding shares of common stock at a purchase price of $12.75 per share in cash. The closing of the transaction has not yet taken place, although we presently expect it will occur during the first quarter of our fiscal year 2011. The closing of the transactions contemplated by the Merger Agreement remains subject to certain regulatory clearances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay Tyco Electronics a termination fee of $38,000,000.
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
     Our Professional Services business provides integration services primarily in North America for broadband and multiservice communications over wireline, wireless, cable and enterprise networks. Our Professional Services business unit helps customers plan, deploy and maintain communications networks that deliver Internet, data, video and voice services.
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

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Discontinued Operations: During the first quarter of fiscal 2010, our Board of Directors approved a plan to divest our GSM base station and switching business (“GSM Business”). During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our professional services business in Germany (“APS Germany”). During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). These businesses were classified as discontinued operations for all periods presented.
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
     Cash and Cash Equivalents: Cash equivalents represent short-term investments in money market instruments with original maturities of three months or less. The carrying amounts of these investments approximate fair value due to the investments’ short maturities.
     Restricted Cash: Restricted cash consists primarily of collateral for letters of credit, derivative credit obligations, and lease obligations which is expected to become available to us upon satisfaction of the obligations pursuant to which the letters of credit or guarantees were issued.
     Available-for-Sale Securities: We generally classify both debt securities with maturities of more than three months but less than one year and equity securities in publicly held companies as current available-for-sale securities. Debt securities with maturities greater than one year from the acquisition date are classified as long-term available-for-sale securities. Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income (loss). Upon the sale of a security classified as available-for-sale the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Unrealized losses related to equity securities are charged against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer, and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
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
     Auction rate securities, which are reflected in our available-for-sale securities at September 30, 2009, include interests in collateralized debt obligations, a portion of which are collateralized by pools of residential and commercial mortgages, interest-bearing corporate debt obligations, and non-dividend-yielding preferred stock. Liquidity for these auction rate securities historically had been provided by an auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we had historically recorded auction rate securities in current available-for-sale securities. As of September 30, 2009, we held auction rate securities that had experienced a failed reset process and were deemed to have experienced an other-than-temporary decline in fair value. We concluded that we did not meet the conditions necessary to recognize the noncredit loss component of the other-than-temporary impairment in other comprehensive income. Accordingly, the entire amount of the loss was recorded in earnings. As of September 30, 2010, we have sold substantially all of our auction rates securities. During the twelve months ended September 30, 2010, we sold auction rate securities having a par value of $169.1 million for proceeds of $31.4 million. As a result of these sales, we recorded net gains of $7.5 million within Other Income (Expense), Net (refer to Note 2).

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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
     Investments in Cost Method Investees: Non-controlling interests in non-public companies are accounted for under the cost method as we do not have the ability to exercise significant influence over the companies’ operations. Under the cost method, the investments are carried at cost and only adjusted for other-than-temporary declines in fair value and distributions of earnings. We regularly evaluate the recoverability of these investments based on the performance and financial position of the companies. During fiscal 2010, we recorded a $5.3 million other-than-temporary impairment to our investment in ip.access Ltd. During fiscal 2009, we recorded a $3.0 million other-than-temporary impairment to our investment in E-Band Communications Corporation. See Note 6 for further discussion of our cost method investments and related other-than-temporary impairments. The carrying value of our cost method investments is included in the other assets line item of the balance sheet.
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
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There were no material impairments of goodwill, intangible assets, or long-lived assets during fiscal year 2010.
     During the first quarter of fiscal 2009, due to the global economic downturn and related adverse business conditions that resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.6 million to reduce the carrying value of goodwill.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $41.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
     During fiscal 2008, we recorded charges of $4.1 million to impair certain intellectual property and fixed assets associated with our legacy outdoor wireless product lines that were shut down in that timeframe.
     Research and Development Costs: Our policy is to expense all research and development costs in the period incurred.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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
     Allowance for Uncollectible Accounts: We are required to estimate the collectibility of our trade and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are re-evaluated and adjusted as additional information is received.
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
     Derivatives: We recognize all derivatives on the consolidated balance sheets at fair value. Derivatives that are not designated as hedges are adjusted to fair value through income. For a derivative designated as a fair value hedge of a recognized asset or liability, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For a derivative designated as a cash flow hedge, or a derivative designated as a fair value hedge of a firm commitment not yet recorded on the balance sheet, the effective portion of the derivative’s gain or loss is reported initially as

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
a component of accumulated other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss associated with all hedges is reported through income immediately. In the statements of operations and cash flows, hedge activities are classified in the same category as the items being hedged. To the extent that we are required to post collateral to secure our derivative transactions we do not offset those amounts within our balance sheet.
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
     The changes in the amount of warranty reserve for the fiscal years ended September 30, 2010 and 2009 and October 31, 2008 were:

			Charged /
	Balance at		(Credited)
	Beginning		to Costs and		Balance at
	of Year	Acquisitions	Expenses	Deductions	End of Year
	(In millions)
2010	$6.3	$—	$(1.3)	$0.9	$4.1
2009	8.9	(0.6)	(0.1)	1.9	6.3
2008	7.7	1.9	1.1	1.8	8.9
     Deferred Financing Costs: Deferred financing costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the terms of the related notes.
     Income Taxes and Deferred Taxes: We utilize the liability method of accounting for income taxes. Deferred tax liabilities or assets are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future income, and we record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We consider projected future income and ongoing tax planning strategies in assessing the amount of the valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. We concluded during the third quarter of fiscal 2002 that a full valuation allowance against our net deferred tax assets was appropriate as a result of our cumulative losses to that point and the full utilization of our loss carryback potential. During fiscal 2006 to fiscal 2010, we determined our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Although we have reported losses during fiscal 2008 and fiscal 2009, these losses were attributable primarily to impairment charges, including non-deductible goodwill which did not reduce U.S. taxable income. As of September 30, 2010 we have recognized a total of $51.6 million of our U.S. deferred tax assets expected to be realized. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that additional benefits will be realized with respect to our deferred tax assets, we will release additional valuation allowance. Also, certain events, including our actual results or changes to our expectations regarding future U.S. income or other negative evidence, may result in the need to increase the valuation allowance. We had a valuation allowance of $790.3 million as of September 30, 2010.
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
     We are exposed to market risk from changes in foreign currency exchange rates. Our primary risk is the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating sales and expenses. Our largest exposure is to the Mexican peso. As of September 30, 2010, we mitigated a certain portion of our exposure to Mexican peso operating expenses throughout fiscal 2010 through forward contracts and costless collars. The forward contracts enable us to purchase Mexican pesos at specified rates and the collars establish a cap and a floor on the price at which we purchase pesos.
     We also are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2010, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. The principal currency exposures being mitigated were the Australian dollar, Brazilian real, British pound, Chinese renminbi, Czech koruna, euro, Mexican peso, Singapore dollar, Indian Rupee, New Zealand dollar and South African rand.
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
Recently Adopted Accounting Pronouncements
  Business combinations and non-controlling interests
     In December 2007, the FASB issued new accounting guidance related to business combinations and non-controlling interests in consolidated financial statements. In addition to other changes in practice, the guidance requires the acquiring entity in a business combination to recognize and measure all assets acquired and liabilities assumed at their respective acquisition date fair values. The guidance also requires non-controlling interests in a subsidiary to be reported as equity in the financial statements, separate from the parent’s equity. We have adopted this guidance effective October 1, 2009. We have reclassified financial statement line items within our condensed consolidated balance sheets and statements of operations for the prior period to conform to the non-controlling interest guidance. Additionally, see the Consolidated Statements of Shareowners’ Investment and Note 13 for disclosures reflecting the impact of the new guidance on our reconciliations of equity and comprehensive income, respectively.
     Fair Value Measurements
     In January 2010, the FASB issued new accounting guidance regarding disclosures about fair value measurements. The guidance requires additional disclosures concerning transfers between the levels within the fair value hierarchy and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The new guidance also clarifies the requirement to provide fair value measurement disclosures for each class of asset and liability and clarifies the requirement to disclose information about both the valuation techniques and inputs used to estimate Level 2 and Level 3 measurements. We adopted this guidance effective January 2, 2010. The adoption of this guidance resulted in additional disclosures and had no material impact on our consolidated financial statements.
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

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
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
     Consolidation of Variable Interest Entities
     In June 2009, FASB issued guidance that revises the consolidation of variable interest entities by requiring an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. We are required to adopt the guidance in the first quarter of 2011. The adoption of the guidance will not have a material impact on our consolidated financial statements.
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
     In July 2010, the FASB issued accounting guidance that expanded the disclosures regarding the allowance for credit losses and the credit quality of financing receivables. The guidance requires additional disclosures be made addressing the nature of the credit risk, how the risk is analyzed and any changes in accounting for the allowance for credit losses for any companies that have significant financing receivables, excluding short-term trade accounts receivables. We are required to adopt the guidance in the first quarter of 2011. The adoption of the guidance will not have a material impact on our consolidated financial statements.
     Accounting for Technical Amendments to Various SEC Rules and Schedules
     In August 2010, the FASB issued accounting guidance requiring an analysis of changes in non-controlling interests for the reporting period in a separate statement or footnote. This analysis should consist of reconciliation from the beginning balance to the ending balance for each period in which an income statement is presented. Significant reconciling items, like changes in the ownership interest of a subsidiary, should be stated separately in the analysis. We are required to adopt the guidance in the first quarter of 2011. The adoption of the guidance will not have a material impact on our consolidated financial statements.
     We have determined that all other recently issued accounting standards will not have a material impact on our Consolidated Financial Statements, or do not apply to our operations.
Note 2: Other Financial Statement Data
  Other Income (Expense), Net:

	2010	2009	2008
		(In millions)
Interest income on investments	$4.5	$8.4	$31.0
Interest expense on borrowings	(27.4)	(25.8)	(28.2)

Interest income (expense), net	(22.9)	(17.4)	2.8

Foreign exchange (loss)	(4.4)	(1.0)	(1.8)
Gain realized on sale of available-for-sale securities	7.5	—	—
Loss recognized on impairment of available-for-sale securities	(3.1)	(18.4)	(100.6)
Settlement of auction rate securities claims, net of $2.1 million in fees	54.4	—	—
Gain on sale of product line	15.9	—	—
Write-down of cost method investment	(5.3)	(3.0)	—
Gain (loss) on sale of fixed assets	(1.4)	0.9	(0.5)
Other	(1.0)	(0.4)	(0.5)

Subtotal	62.6	(21.9)	(103.4)

Total other income (expense), net	$39.7	$(39.3)	$(100.6)

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The change in net interest income (loss) from fiscal 2008 through fiscal 2010 was predominately due to significantly lower interest income rates on cash investments.
     During June 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement resulted in our receiving $56.5 million in cash and provided for us to retain ownership in the auction rate securities. As of September 30, 2010, we have sold substantially all of our auction rate securities, realizing proceeds of $31.4 million and gains of $7.5 million during fiscal 2010 within Other Income (Expense), Net. During fiscal 2010, 2009 and 2008, we recorded other-than-temporary impairment charges of $3.1 million, $18.4 million and $100.6 million, respectively, to reduce the carrying value of certain auction rate securities we held.
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
     During the second quarter of fiscal 2010, we recorded a $5.3 million other-than-temporary impairment related to our investment in ip.access Ltd (refer to Note 6).
     During the second quarter of fiscal 2009, we recorded a $3.0 million other-than-temporary impairment related to our investment in E-Band Communications Corporation.
  Supplemental Cash Flow Information:

	2010	2009	2008
		(In millions)
Income taxes paid, net of refunds received	$6.7	$4.5	$3.5
Interest paid	$27.3	$29.1	$26.3
  Supplemental Schedule of Investing Activities:

	2010	2009	2008
		(In millions)
Acquisitions:
Fair value of assets acquired	$(4.4)	$(1.8)	$(279.0)
Less: Liabilities assumed	—	(1.7)	71.9
LGC options exchanged for ADC options	—	—	3.0
Cash acquired	—	—	5.8

Acquisitions, net of cash acquired	$(4.4)	$(3.5)	$(198.3)

Divestitures:
Proceeds from divestitures	$11.7	$3.3	$—
Cash disposed	—	—	—

Divestitures, net of cash disposed	$11.7	$3.3	$—

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
  Consolidated Balance Sheet Information:

	2010	2009
	(In millions)
Inventories:
Manufactured products	$83.9	$110.6
Purchased materials	49.5	49.9
Work-in-process	5.1	5.9
Less: Inventory reserve	(32.1)	(41.8)

Total inventories, net	$106.4	$124.6

Property and Equipment:
Land and buildings	$138.4	$135.5
Machinery and equipment	378.3	390.3
Furniture and fixtures	33.3	38.0
Less accumulated depreciation	(409.8)	(410.1)

Total	140.2	153.7
Construction-in-process	6.3	9.1

Total property and equipment, net	$146.5	$162.8

Other Assets:
Notes receivable, net	$0.8	$0.7
Deferred financing costs	7.1	8.9
Deferred tax asset	52.9	54.4
Investment in cost method investees	9.0	13.3
Deposits	8.6	6.1
Other	2.5	2.7

Total other assets	$80.9	$86.1

Other Accrued Liabilities:
Deferred revenue	$7.5	$3.3
Warranty reserve	4.1	6.3
Accrued taxes (non-income)	10.4	9.5
Non-trade payables	52.9	44.7

Total other accrued liabilities	$74.9	$63.8

     Depreciation expense was $35.2 million, $36.7 million and $40.7 million for fiscal 2010, 2009 and 2008, respectively.
Note 3: Acquisitions
  LGC Wireless
     On December 3, 2007, we completed the acquisition of LGC Wireless, Inc. (“LGC Wireless”), a provider of in-building wireless solution products, headquartered in San Jose, California. These products increase the quality and capacity of wireless networks by permitting voice and data signals to penetrate building structures and by distributing these signals evenly throughout the building. LGC Wireless also offers products that permit voice and data signals to reach remote locations. The acquisition was made to enable us to participate in this high growth segment of the industry.
     We acquired all of the outstanding capital stock and warrants of LGC Wireless for $143.3 million in cash (net of cash acquired). We acquired $58.9 million of intangible assets as part of this purchase. Goodwill of $85.4 million was recorded in this transaction and assigned to our Network Solutions segment. This goodwill is not deductible for tax purposes. We also assumed debt of $17.3 million associated with this acquisition, the majority of which was paid off by the second quarter of fiscal 2008. The results of LGC Wireless, subsequent to December 3, 2007, are included in our consolidated statements of operations.
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
     During the first quarter of 2010, we recorded an accrual of $5.5 million due to the attainment of certain earnout thresholds during 2009 by the Century Man business. During the second quarter of fiscal 2010, we recorded $0.3 million of goodwill related to the foreign exchange rate guarantee on the release of the escrow related to the acquisition. During the fourth quarter of fiscal 2010, we paid $3.8 million to the former shareholders of these amounts. The remaining amounts are expected to be paid later in fiscal 2011.
     Of the purchase price, $7.5 million was placed in escrow following the close of the transaction. As of September 30, 2009, $3.9 million of the total escrow amount had been released to the former shareholders of Century Man. In addition, $0.4 million was paid to

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
the former shareholders for the effect of changes in foreign exchange rates on the amount of escrow released in accordance with the escrow agreement. These payments were accounted for as additional contingent consideration and increased goodwill accordingly.
     We acquired $13.0 million of intangible assets as part of this purchase. Goodwill of $36.7 million was recorded in this transaction and assigned to our Global Connectivity Solutions (“Connectivity”) segment. This goodwill is not deductible for tax purposes. The results of Century Man, subsequent to January 10, 2008, are included in our consolidated statements of operations.
     The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of each acquisition described above, in accordance with the purchase method of accounting, including adjustments to the purchase prices made through September 30, 2010:

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

     Unaudited pro forma consolidated results of continuing operations, as though the acquisitions of LGC Wireless and Century Man had taken place at the beginning of fiscal 2008 are:

2008
(In millions,
except per share
data)
Net sales	$1,480.9
Income (loss) from continuing operations(1)	$(41.6)
Net income (loss)	$(40.0)
Income (loss) per share from continuing operations — basic	$(0.36)
Income (loss) per share from continuing operations — diluted	$(0.36)
Net income (loss) per share — basic	$(0.34)
Net income (loss) per share — diluted	$(0.34)

(1)	Includes restructuring and impairment charges of $15.2 million for the ADC stand-alone business.
     The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the period presented or the results that may occur in the future.
     The allocation of the purchase prices for LGC Wireless and Century Man to the assets and liabilities acquired was finalized in the first quarter of fiscal 2009 and did not result in any material adjustments. See Note 7 for a discussion of the goodwill and intangible asset impairments recorded in the first quarter of fiscal 2009.
Note 4: Discontinued Operations
     The financial results of the businesses described below are reported separately as discontinued operations for all periods presented.
     GSM Business
     On December 31, 2009, we divested substantially all of the assets of our GSM business to Altobridge Limited (“Altobridge”). In connection with the transaction, we also provided Altobridge $4.3 million in cash, a portion of which was held back for certain

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
transition services. Altobridge also assumed various liabilities related to the business. We recorded a loss on the sale in the amount of $13.2 million. During fiscal 2010, in connection with the sale of our GSM Business we wrote off the value of inventory and fixed assets having carrying amounts of $6.3 million and $0.6 million, respectively. The amounts written off were recognized as part of the loss on sale of this business.
     APS Germany
     During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest APS Germany. We classified this business as a discontinued operation in the fourth quarter of fiscal 2008. On July 31, 2009, we sold all of the capital stock of our subsidiary that operated our APS Germany business to telent Investments Limited for a cash purchase price of $3.3 million, resulting in a total loss on sale of $5.2 million of which $0.7 million related to the write off of the foreign currency translation adjustment.
     APS France
     On January 12, 2007, we completed the sale of certain assets of APS France to a subsidiary of Groupe Circet, a French company, for a cash price of $0.1 million. We recorded a total loss on sale of $27.3 million which includes $7.0 million relating to the write off of the foreign currency translation adjustment. During the first quarter of fiscal 2010, we recognized income of $0.5 million within discontinued operations resulting from the reversal of a reserve for an uncertain tax position related to APS France for which the statute of limitations had expired.
     The financial results of the GSM Business, APS Germany and APS France are reported separately as discontinued operations for all periods presented in accordance with the accounting guidance related to discontinued operations. The following are the consolidated financial results of the GSM Business, APS Germany and APS France included in discontinued operations:

	2010	2009	2008
	(In millions)
Net sales	$2.3	$25.4	$51.1

Income (loss) from discontinued operations, net	$(2.0)	$(17.5)	$(2.5)
Gain (loss) on sale or write-down of discontinued operations, net	(13.2)	(5.2)	—

Total loss from discontinued operations	$(15.2)	$(22.7)	$(2.5)

Note 5: Net Income (Loss) from Continuing Operations Per Share
     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	2010	2009	2008
	(In millions, except per share
	data)
Numerator:
Net income (loss) from continuing operations	$78.5	$(452.9)	$(40.1)
Net income (loss) available to non-controlling interest	1.3	(1.3)	(0.7)

Net income (loss) from continuing operations available to common shareowners	$77.2	$(451.6)	$(39.4)

Denominator:
Weighted average common shares outstanding — basic	96.9	97.4	117.1
Employee options and other	1.6	—	—

Weighted average common shares outstanding — diluted	98.5	97.4	117.1

Basic income (loss) per share from continuing operations available to ADC common shareowners	$0.80	$(4.64)	$(0.34)

Diluted income (loss) per share from continuing operations available to ADC common shareowners	$0.78	$(4.64)	$(0.34)

     Excluded from the dilutive securities described above are employee stock options to acquire 6.3 million, 7.6 million and 6.8 million shares as of fiscal 2010, 2009 and 2008, respectively. These exclusions are made if the exercise prices of these options are greater than the average market price of the common stock for the period, or if we have net losses, both of which have an anti-dilutive effect.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     We are required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes (described in detail below and in Note 8). Under this method, we add back the interest expense and the amortization of financing expenses on the convertible notes to net income and then divide this amount by our total outstanding shares, including those shares reserved for issuance upon conversion of the notes. During fiscal 2010, 2009 and 2008, our convertible debt was:

	Convertible Shares			Conversion
	September 30, 2010	September 30, 2009	October 31, 2008	Price
	(in millions)
Convertible Subordinated Notes
$200 million, 1.0% fixed rate, paid June 15, 2008	—	—	7.1	$28.091
$200 million, 6-month LIBOR plus 0.375%, due June 5, 2013	7.1	7.1	7.1	28.091
$225 million, 3.5% fixed rate, due July 15, 2015	8.3	8.3	8.3	27.000
$225 million, 3.5% fixed rate, due July 15, 2017	7.9	7.9	7.9	28.550

Total	23.3	23.3	30.4

     Prior to June 15, 2008, the 2008 notes and 2013 notes were evaluated for dilution effects together by adding back their associated interest expense and dividing this amount by our total shares, including all 14.2 million shares that could be issued upon conversion of these notes. These notes were evaluated together for dilution effects as the conversion price was the same on both. Since the 2008 notes have been paid, the 2013 notes are now evaluated alone by adding back the appropriate interest expense and dividing this amount by our total shares, including the 7.1 million shares that could be issued upon conversion of these notes. Additionally, the 2015 notes and 2017 notes are evaluated separately by adding back the appropriate interest expense from each and dividing by our total shares, including all 8.3 million and 7.9 million shares, respectively, that could be issued upon conversion of each of these notes. Based upon these calculations, all shares reserved for issuance upon conversion of our convertible notes were excluded for fiscal 2010, 2009 and 2008 because of their anti-dilutive effect.
Note 6: Investments
     As of September 30, 2010 and 2009, our available-for-sale securities were:

				Other-Than-
				Temporary
	Cost	Unrealized	Realized	Impairment	Fair
	Basis	Gain (3)	Loss (3)	Loss (3)	Value
			(In millions)
Fiscal 2010
Corporate commercial paper, CDs and bonds	$150.0	$0.2	$—	$—	$150.2
Government bonds	78.2	0.2	—	—	78.4
Auction rate securities	0.7	—	—	—	—	(1)

Total available-for-sale securities	$228.9	$0.4	$—	$—	$228.6

Fiscal 2009
Corporate bonds	$50.7	$0.4	$—	$—	$51.1
Equity securities	0.1	0.1	0.1	—	—
Auction rate securities	169.8	2.3	—	(18.4)	24.3	(2)

Total available-for-sale securities	$220.6	$2.8	$0.1	$(18.4)	$75.4

(1)	Net of cumulative other-than-temporary losses of $0.7 million that were recorded in prior years.

(2)	Net of cumulative unrealized gains of $2.9 million and other-than-temporary losses of $148.4 million ($18.4 million of which were recorded in the year-ended September 30, 2009).

(3)	For the twelve and eleven months ended September 30, 2010 and September 30, 2009, respectively, net of material unrealized losses which were recorded in the income statement.
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

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     As of September 30, 2010, we have sold substantially all of our auction rates securities. During the twelve months ended September 30, 2010, we sold auction rate securities having a par value of $169.1 million for proceeds of $31.4 million. As a result of these sales, we recorded net gains of $7.5 million within Other Income (Expense), Net (refer to Note 2).
     As of September 30, 2009, we held auction rate securities with a fair value of $24.3 million and an original par value of $169.8 million. At September 30, 2009, our auction rate securities were classified as long-term. Due to the failed auction status and lack of liquidity in the market for such securities at September 30, 2009, the valuation methodology included certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction rate securities based on the following: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security.
     During fiscal 2010, 2009 and 2008, we recorded other-than-temporary impairment charges of $3.1 million, $18.4 million and $100.6 million, respectively, to reduce the fair value of our holdings in auction rate securities.
     On June 8, 2010, we entered into a settlement agreement with Merrill Lynch and its agent/broker in connection with certain auction rate securities they sold to us. The settlement agreement resulted in our receiving $56.5 million in cash and provided for us to retain ownership in the auction rate securities (refer to Note 2). During 2009, we made a claim in the Lehman Brothers bankruptcy proceeding with respect to auction rate securities they sold to us, but at this time we are uncertain whether we will recover any of our losses associated with these securities. Beginning in the first quarter of fiscal 2010, we began selling auction rate securities that we held and have since sold substantially all of the remaining auction rate securities, including those that we acquired through Lehman Brothers.
     During fiscal 2010, we had net purchases of $147.7 million of short and long-term corporate, government and U.S. agency obligations. These securities are categorized as available-for-sale. The contractual maturities of the securities classified as short-term are less than one month to twelve months. The contractual maturities of the securities classified as long-term are thirteen to eighteen months.
     During fiscal 2009, we purchased $51.4 million, including accrued interest, of JP Morgan unsecured notes backed by a guarantee from the Federal Deposit Insurance Corporation (“FDIC”). The contractual maturity of these notes is December 1, 2010.
     The following tables summaries the activity related to our sales of available-for-sale securities:

	2010	2009	2008
	(In millions)
Proceeds from sales of securities	$68.5	$0.2	$39.7
Gross realized gains recognized in earnings	11.1	—	—
Gross realized losses recognized in earnings	(3.6)	—	—
Gains/(losses) reclassified from other comprehensive income to earnings	2.9	—	—
Net unrealized gain/(loss) included in other comprehensive income	0.4	3.3	0.5
     During 2010 and 2009 we invested an additional $1.0 million and $1.2 million, respectively, in ip.access, Ltd., a U.K.-based company. Our investment in the company was $14.3 million and $13.3 million at September 30, 2010 and 2009, respectively. These investments are accounted for under the cost method and are included in the other assets line item of the balance sheet.
     We evaluate the recovery of our cost method investments on a quarterly basis due to the existence of certain impairment indicators. Based on the results of an analysis of the expected cash flows of ip.access Ltd., we recorded an other-than-temporary impairment on our investment during 2010 in the amount of $5.3 million (refer to Note 2). We believe that our analysis of expected cash flows qualifies as a Level 3 fair value measurement. Our valuation is based on the income approach and on our share of the expected cash flows of the business. The carrying amount of our investment in ip.access Ltd. was $9.0 million and $13.3 million at September 30, 2010 and 2009, respectively.
     As of October 31, 2008, we had an investment in E-Band Communications Corporation of $3.0 million. No additional investments were made in fiscal years 2010 or 2009.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     After evaluating the recoverability of our cost method investments during 2009, we recorded a $3.0 million other-than-temporary impairment of our entire investment in E-Band Communications Corporation. The carrying amount of our investment in E-Band Communications was zero at September 30, 2010 and 2009, subsequent to the impairment.
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
     We record impairment losses on long-lived assets used in operations and finite lived intangible assets when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. There were no material impairments of goodwill, intangible assets, or long-lived assets during fiscal year 2010.
     During the first quarter of fiscal 2009, due to the global economic downturn and related adverse business conditions that resulted in reduced estimates to our near-term cash flow and a sustained decline in our market capitalization, we performed a goodwill impairment analysis for our two reporting units that contained goodwill, Connectivity and Network Solutions. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for both reporting units. Accordingly, we recorded impairment charges of $366.6 million to reduce the carrying value of goodwill.
     During the first quarter of fiscal 2009, we performed an impairment analysis of intangible assets held in our Connectivity and Network Solutions reporting units. The analysis, which utilized forecasts and estimates based on assumptions that were consistent with the forecasts and estimates we were using to manage our business at that time, resulted in the recognition of impairment charges for Network Solutions. Accordingly, we recorded impairment charges of $41.3 million to reduce the carrying value of these long-lived intangible assets. Further deterioration of the estimates used in our impairment analysis could result in additional impairments of intangible assets in a future period.
     During the first quarter of fiscal 2010, we recorded an accrual of $5.5 million due to the attainment of certain earn-out thresholds during 2009 by the Century Man business. During the second quarter of fiscal 2010, we recorded $0.3 million of goodwill related to a foreign exchange rate guarantee on the release of the escrow related to the acquisition. This accrual increased goodwill associated with the acquisition.
     The following are changes in the carrying amount of goodwill for the fiscal years ended September 30, 2010 and 2009:

		Network
	Connectivity	Solutions	Total
		(In millions)
Balance as of October 31, 2008	$274.0	$85.3	$359.3

Purchase accounting adjustments	6.7	0.1	6.8
Cumulative translation adjustment	0.3	—	0.3
Impairment	(281.2)	(85.4)	(366.6)
Other	0.4	—	0.4

Balance as of September 30, 2009	0.2	—	0.2
Century Man Earn-out	5.8	—	5.8
Cumulative translation adjustments	0.1	—	0.1

Balance as of September 30, 2010	$6.1	$—	$6.1

     In connection with the acquisition of LGC Wireless, we recorded intangible assets of $58.9 million related to customer relationships and technology. As previously described, these intangibles were subsequently impaired. In connection with the acquisition of Century Man, we recorded intangible assets of $13.0 million related to customer relationships, technology and non-compete agreements, which were not impacted by the above described impairments.
     The following table represents intangible assets by category and accumulated amortization as of September 30, 2010 and 2009:

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2010	Amounts	Amortization	Net	(In Years)
		(In millions)
Technology	$57.9	$54.5	$3.4	5-7
Trade name/trademarks	26.2	9.3	16.9	2-20
Distributor network	10.0	6.4	3.6	10
Customer list	50.5	36.2	14.3	2-7
Patents	61.7	31.5	30.2	3-7
Non-compete agreements	13.0	12.8	0.2	2-5
Other	27.1	19.9	7.2	1-14

Total	$246.4	$170.6	$75.8	7	(1)

	Gross			Estimated
	Carrying	Accumulated		Life Range
2009	Amounts	Amortization	Net	(In Years)
		(In millions)
Technology	$57.9	$47.8	$10.1	5-7
Trade name/trademarks	26.2	8.0	18.2	2-20
Distributor network	10.1	5.4	4.7	10
Customer list	50.5	29.3	21.2	2-7
Patents	53.2	24.4	28.8	3-7
Non-compete agreements	13.0	10.6	2.4	2-5
Other	26.8	18.9	7.9	1-14

Total	$237.7	$144.4	$93.3	8	(1)

(1)	Weighted average life.
     In connection with our plan to discontinue certain outdoor wireless coverage products, we recorded an intangible asset write-off of $3.4 million in the fourth quarter of fiscal 2008 related to patents and non-compete agreements. Amortization expense was $26.3 million, $29.3 million and $40.1 million for fiscal 2010, 2009 and 2008, respectively. Included in amortization expense is $19.1 million, $23.5 million and $34.4 million of acquired intangible amortization for fiscal 2010, 2009 and 2008, respectively. The estimated amortization expense for identified intangible assets is as follows for the periods indicated:

(In millions)
2011	18.8
2012	16.5
2013	10.8
2014	8.0
2015	5.5
Thereafter	16.2

Total	$75.8

Note 8: Notes Payable
     Long-term debt as of September 30, 2010 and September 30, 2009 was:

	September 30, 2010	September 30, 2009
	(In millions)
Convertible subordinated notes, six-month LIBOR plus 0.375%, due June 15, 2013	$200.0	$200.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2015	225.0	225.0
Convertible subordinated notes, 3.5% fixed rate, due July 15, 2017	225.0	225.0

Total convertible subordinated notes	650.0	650.0

Other, variable rate, various due dates	1.1	1.6

Total debt	651.1	651.6
Less: Current portion of long-term debt	0.3	0.6

Long-term debt	$650.8	$651.0

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     We estimate the fair market value of our long-term notes payable to be approximately $645.5 million and $475.0 million at September 30, 2010 and September 30, 2009, respectively, based on recent market quotes for the securities. Upon the completion of the merger, note holders under each indenture would have the option to require us to redeem the notes at par value, plus accrued and unpaid interest.
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
     Under the Credit Facility, we must comply with various financial and non-financial covenants. Among other things, the financial covenants require us to maintain a minimum amount of liquidity, defined as cash and certain investments located in the U.S. plus availability under the Credit Facility, equal to $150.0 million. Additionally, when borrowing availability under the Credit Facility drops below a specified level, we must maintain a fixed charge coverage ratio of 1.0. This ratio is defined as consolidated EBITDA divided by the sum of certain fixed payments. Non-financial covenants include limitations on, among other things, asset dispositions and acquisitions, liens, and debt issuances. Our ability to repurchase debt, equity and pay cash dividends is contingent upon ADC maintaining certain levels of liquidity. As of September 30, 2010 we were in compliance with all covenants under the Credit Facility.
     Borrowings under the Credit Facility bear interest at the one, two or three month LIBOR or a base rate plus a specified margin. We pay an annual commitment fee of 1% on any unused portion of the facility. The amount available under the Credit Facility will fluctuate based on seasonality of our sales and the value of any hedging obligations and letters of credit secured under the Credit Facility. As of September 30, 2010, although there were no borrowings outstanding, an $18.8 million collateral requirement under our interest rate swap agreement (refer to Note 18) as well as $2.0 million of letters of credit were secured under the Credit Facility, releasing us from a cash collateral requirement of $20.8 million. The amount secured under the Credit Facility could fluctuate significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of September 30, 2010, we have deferred $1.7 million of financing fees, $1.6 million of which was incurred during the twelve months ended September 30, 2010, related to this facility that will be amortized as interest expense over the term of the Credit Facility. No borrowings were outstanding under the Credit Facility as of November 22, 2010.
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

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     On June 4, 2003, we issued $400.0 million of convertible unsecured subordinated notes in two separate transactions. In the first transaction, we issued $200.0 million of 1.0% fixed rate convertible unsecured subordinated notes that matured on June 15, 2008. We paid the $200.0 million fixed rate notes in June 2008. In the second transaction, we issued $200.0 million of convertible unsecured subordinated notes that have a variable interest rate and mature on June 15, 2013. The interest rate for the variable rate notes is equal to 6-month LIBOR plus 0.375%. The holders of the variable rate notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share. We may redeem any or all of the variable rate notes at any time on or after June 23, 2008. A fixed interest rate swap was entered into for the variable rate notes.
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
     The assets that secured the facility also served as collateral for our interest rate swap on our $200.0 million convertible unsecured floating rate notes that mature in 2013. As a result of the facility’s termination, we were required to pledge cash collateral to secure the interest rate swap. As of September 30, 2009, we pledged $13.2 million of cash to secure the interest rate swap termination value, which is included in our restricted cash balance. This collateral amount could vary significantly as it fluctuates with the six-month forward LIBOR.
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
     We have a shareowner rights plan intended to preserve the long-term value of ADC to our shareowners by discouraging a hostile takeover. In July 2010, contingent on the completion of our acquisition by Tyco Electronics, ADC’s Board of Directors approved the termination of the shareowner rights plan.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
Note 10: Income Taxes
     The components of the income (loss) from continuing operations before income taxes are:

	2010	2009	2008
	(In millions)
United States	$97.5	$(337.7)	$(22.3)
Foreign	(11.9)	(118.3)	(11.6)

Total income (loss) before income taxes	$85.6	$(456.0)	$(33.9)

     The components of the provision (benefit) for income taxes from continuing operations are:

	2010	2009	2008
	(In millions)
Current taxes:
Federal	$(0.9)	$(1.2)	$(0.4)
Foreign	8.4	3.8	2.4
State	0.3	0.2	0.6

	7.8	2.8	2.6

Deferred taxes:
Federal	—	(4.3)	4.4
Foreign	(0.7)	(1.6)	(0.8)
State	—	—	—

	(0.7)	(5.9)	3.6

Total (benefit) provision	$7.1	$(3.1)	$6.2

     We recorded an income tax provision (benefit) for discontinued operations, primarily related to the resolution of income tax contingencies of ($0.4) million during fiscal 2008. There were no amounts recorded during fiscal years 2010 and 2009.
     As follows, the effective income tax rate differs from the federal statutory rate from continuing operations:

	2010	2009	2008

Federal statutory rate	35%	35%	35%
Change in deferred tax asset valuation allowance	(24)	(10)	(66)
Non-deductible impairment charges	—	(22)	—
State income taxes, net	—	—	—
Foreign income taxes	(8)	(1)	19
Other, net	5	(1)	(6)

Effective income tax rate	8%	1%	(18)%

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
     The following was the composition of deferred tax assets (liabilities) as of September 30, 2010 and September 30, 2009:

	2010	2009
	(In millions)
Current deferred tax assets:
Asset valuation reserves	$8.6	$11.2
Accrued liabilities	30.6	28.7

Subtotal	39.2	39.9

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

	2010	2009
	(In millions)
Non-current deferred tax assets:
Intangible assets	141.6	176.3
Depreciation	17.3	16.6
Net operating loss and tax credit carryover	591.0	561.5
Capital loss carryover	31.1	1.4
Research and development	18.7	21.4
Investments and other	30.9	78.6

Subtotal	830.6	855.8

Total deferred tax assets	869.8	895.7

Current deferred tax liabilities:
Accrued liabilities	(1.3)	(1.8)

Subtotal	(1.3)	(1.8)

Non-current deferred tax liabilities:
Intangible assets	(11.6)	(19.7)
Investments and other	(10.8)	(9.4)

Subtotal	(22.4)	(29.1)

Total deferred tax liabilities	(23.7)	(30.9)

Net deferred tax assets	846.1	864.8
Deferred tax asset valuation allowance	(790.3)	(809.3)

Net deferred tax asset	$55.8	$55.5

     During the third quarter of fiscal 2002, we concluded that a full valuation allowance against our net deferred tax assets was appropriate. A deferred tax asset represents future tax benefits to be received when certain expenses and losses previously recognized in the financial statements become deductible under applicable income tax laws. Thus, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. A valuation allowance is required to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, and existing contracts or sales backlog that will result in future profits. During fiscal 2006 to fiscal 2010, we determined our recent experience generating U.S. income, along with our projection of future U.S. income, constituted significant positive evidence for partial realization of our U.S. deferred tax assets. Although we have reported losses during fiscal 2008 and fiscal 2009, these losses were attributable primarily to impairment charges, including non-deductible goodwill which did not reduce U.S. taxable income. As of September 30, 2010 we have recognized a total of $51.6 million of our U.S. deferred tax assets expected to be realized. At one or more future dates, if sufficient positive evidence exists that it is more likely than not that additional benefits will be realized with respect to our deferred tax assets, we will release additional valuation allowance. Also, certain events, including our actual results or changes to our expectations regarding future U.S. income or other negative evidence, may result in the need to increase the valuation allowance.
     The U.S. Internal Revenue Service has completed its examination of our federal income tax returns for all years prior to fiscal 2007. In addition, we are subject to examinations in several states and foreign jurisdictions.
     At September 30, 2010, federal and state net operating loss carryforwards of approximately $1,179.1 million and $845.0 million, respectively, were available to offset future income. Most of the federal net operating loss carryforwards expire between fiscal 2019 and fiscal 2030, and the state operating loss carryforwards expire between fiscal 2011 and fiscal 2030. Federal capital loss carryforwards were $86.4 million of which the majority expire in fiscal 2015. Federal and state credit carryforwards were approximately $54.7 million and $18.8 million, respectively, and expire between fiscal 2011 and fiscal 2029. Foreign net operating loss carryforwards were approximately $208.7 million.
     Deferred federal income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At September 30, 2010, such earnings were approximately $32.5 million. The amount of unrecognized deferred tax liability on such earnings was approximately $7.5 million.
     During fiscal 2010, our valuation allowance decreased from $809.3 million to $790.3 million. The decrease is comprised of $1.4 million related to expiration of capital loss carryforwards and utilization of $17.6 million related to continuing operations.
     During fiscal 2009, our valuation allowance decreased from $965.1 million to $809.3 million. The decrease is comprised of $210.9 million related to expiration of capital loss carryforwards, offset by the establishment of $46.4 million related to continuing operations and $8.7 million related to shareholders’ investment and other items.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Uncertain Tax Positions
     The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties):

(In millions)

Balance at October 31, 2008	$27.6
Increases due to tax positions related to the current year	5.0
Decreases due to tax position of prior years	(1.7)
Impact of changes in exchange rates	1.7
Settlements with tax authorities	(3.6)
Reductions due to the lapse of the applicable statute of limitations	(7.7)

Balance at September 30, 2009	$21.3

Increases due to tax positions related to the current year	4.6
Impact of changes in exchange rates	(0.8)
Settlements with tax authorities	(0.3)
Reductions due to the lapse of the applicable statute of limitations	(2.4)

Balance at September 30, 2010	$22.4

     The total amount of unrecognized tax benefits at September 30, 2010 and September 30, 2009, which, if recognized, would impact the effective tax rate, is $5.3 million and $5.1 million, respectively. Interest and penalties related to unrecognized income tax benefits are recorded in the income tax provision. Accrued interest and penalties related to unrecognized income tax benefits were $2.2 million and $2.1 million at September 30, 2010 and 2009, respectively. The total amount of interest and penalties included in the provision (benefit) for income tax is $0.2 million, ($0.7) million, and $0.3 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.
     It is reasonably possible that a reduction in the range of $1.8 million to $7.2 million of unrecognized tax benefits may occur in the next twelve months as a result of resolutions of worldwide tax disputes and lapses of the statutes of limitations.
     We file income tax returns at the federal and state levels and in various foreign jurisdictions. Below is presented a summary of the tax years where the statute of limitations is open for examination by the taxing authorities:

Major Jurisdictions	Open Tax Years
Australia	2006-2010
China	2008-2010
Germany	2003-2010
Hong Kong	2003-2010
United Kingdom	2008-2010
United States	2007-2010
Note 11: Employee Benefit Plans
     Retirement Savings Plans: Employees in the United States and in many other countries are eligible to participate in defined contribution retirement plans. In the United States, we make matching contributions to the ADC Telecommunications, Inc. Retirement Savings Plan (“ADC RSP”). We match the first 6% of salary an employee contributes to the plan at a rate of 50 cents for each dollar of employee contributions. In addition, depending on financial performance for the fiscal year, we may make a discretionary contribution of up to 120% of the employee’s salary deferral on the first 6% of eligible compensation. Employees are fully vested in all contributions at the time the contributions are made. The amounts charged to earnings for the ADC RSP were $10.5 million, $3.7 million and $4.5 million during fiscal 2010, 2009 and 2008, respectively. Based on participant investment elections, the trustee for the ADC RSP invests a portion of our cash contributions in ADC common stock. The inclusion of this investment in the ADC RSP is monitored by an independent fiduciary agent we have retained. In addition, we have other retirement savings plans in our global (non- U.S.) locations, which are aligned with local custom and practice. The amounts charged to earnings related to our global (non-U.S.) retirement savings plans were $8.5 million, $6.3 million and $6.0 million during fiscal 2010, 2009 and 2008, respectively.

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
     The following provides reconciliations of benefit obligations, plan assets and funded status of the KRONE pension plan:

	September 30,	September 30,
	2010	2009
	(In millions)
Change in benefit obligation
Beginning balance	$67.9	$56.4
Service cost	0.1	0.1
Interest cost	3.3	3.2
Actuarial gain	11.4	4.4
Foreign currency exchange rate changes	(4.5)	7.5
Benefit payments	(4.1)	(3.7)

Ending balance	$74.1	$67.9

Funded status of the plan
Plan assets at fair value less than benefit obligation	$(74.1)	$(67.9)

Amounts recognized in the Consolidated Balance Sheet
Liabilities
Current liability (included in Accrued compensation and benefits)	$(4.0)	$(4.3)
Other long-term liability	(70.1)	(63.6)

Total liabilities	$(74.1)	$(67.9)

Accumulated other comprehensive (income) loss, pre-tax
Net (gain) loss	$8.7	$(3.1)

Total accumulated other comprehensive income	$8.7	$(3.1)

     Net periodic pension cost for fiscal 2010, 2009 and 2008 includes the following components:

	2010	2009	2008
	(In millions)
Service cost	$0.1	$0.1	$0.1
Interest cost	3.3	3.2	3.8
Amortization of net actuarial (gain)/loss	—	(0.1)	—

Net periodic pension cost	$3.4	$3.2	$3.9

     The following assumptions were used to determine the plan’s benefit obligations as of the end of the plan year and the plan’s net periodic pension cost:

	2010	2009	2008
Weighted average assumptions used to determine benefit obligations
Discount rate	4.00%	5.50%	6.25%
Compensation rate increase	2.50%	2.50%	2.50%
Weighted average assumptions used to determine net cost
Discount rate	5.50%	6.25%	5.25%
Compensation rate increase	2.50%	2.50%	2.50%
     Since the plan is an unfunded general obligation, we do not expect to contribute to the plan except to make the below described benefit payments.
     Expected future employee benefit plan payments:

(In millions)
2011	4.2
2012	4.2
2013	4.3
2014	4.3
2015	4.3
Five Years Thereafter	$21.9

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
Note 12: Share-Based Compensation
     Share-based compensation recognized for fiscal 2010, 2009 and 2008 was $14.7 million, $10.6 million and $17.2 million, respectively. The share-based compensation expense is calculated and recognized primarily on a straight-line basis over the vesting periods of the related share-based awards, except for performance-based awards. Share-based compensation expense related to performance-based awards is recognized only when it is probable that the awards will vest. Once this determination is made, the expense related to prior periods is recognized in the current period and the remaining expense is recognized ratably over the remaining vesting period. Thus, expense related to such awards can fluctuate significantly.
     As of September 30, 2010, a total of 9.6 million shares of ADC common stock were available for stock awards under our 2010 Global Stock Incentive Plan (the “2010 Stock Plan”). This total included shares of ADC common stock available for issuance as stock options, restricted stock units (including time-based and performance-based vesting) and other forms of stock-based compensation. The 2010 Stock Plan replaced the previous 2008 Global Stock Incentive Plan, as well as all other previous share-based compensation plans. Shares issued as stock options each reduce the number of shares available to award by one share, while restricted stock units each reduce the number of shares available to award by 1.21 shares. Stock options granted under the 2010 Stock Plan were made at fair market value. Stock options granted under the 2010 Stock Plan generally vest over a four-year period.
     During fiscal 2010, 2009 and 2008, we granted 50,696, 108,713 and 318,164 performance-based restricted stock units, respectively, subject to a three-year cliff-vesting period and earnings per share performance threshold. Subject to certain conditions, the performance threshold requires that our aggregate diluted pre-tax earnings per share throughout the three fiscal years reach a targeted amount. In addition, we granted 209,832 performance-based restricted stock units during the fourth quarter of fiscal 2009, which vest in January 2012. The vesting of these restricted stock units is subject to the satisfaction of service criteria related to the Board’s succession planning process for the Chief Executive Officer position. Expense for performance-based restricted stock units is recognized on a straight-line basis from the grant date only if we believe we will achieve the performance threshold. We recorded $1.7 million, $1.2 million and $6.4 million of compensation expense during fiscal 2010, 2009 and 2008, respectively, related to grants that we believe will achieve the performance threshold.
     The following schedule summarizes activity in our share-based compensation plans:

		Stock Options	Restricted
		Weighted Average	Stock
	Stock Options	Exercise Price	Units
	(In millions)		(In millions)
Outstanding at October 31, 2007	6.7	$25.46	1.1
Granted	0.9	13.46	0.8
Exercised	(0.1)	(3.73)	—
Canceled	(0.7)	(31.62)	(0.1)

Outstanding at October 31, 2008	6.8	23.64	1.8

Granted	1.6	4.92	2.0
Exercised	—	—	—
Released	—	—	(0.3)
Canceled	(0.6)	26.87	(0.2)

Outstanding at September 30, 2009	7.8	$19.40	3.3

Granted	0.9	6.02	0.8
Exercised	(0.1)	4.03	—
Released	—	—	(0.6)
Canceled	(1.1)	34.48	—

Outstanding at September 30, 2010	7.5	$15.91	3.5

Exercisable at September 30, 2010	5.0	$20.23	—

     As of September 30, 2010, there were options to purchase 1.7 million shares of ADC common stock that had not yet vested and were expected to vest in future periods at a weighted average exercise price of $7.83. The following table contains details regarding our outstanding stock options as of September 30, 2010:

		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise	Number	Contractual Life	Exercise Price of	Number	Exercise Price of
Prices Between	Outstanding	(In Years)	Options Outstanding	Exercisable	Options Exercisable
$ 2.54 — $ 4.44	29,155	3.44	$3.17	23,755	$3.25
4.85 — 4.85	1,393,689	5.21	4.85	345,523	4.85
4.95 — 5.08	55,906	5.33	5.07	14,656	5.06
6.00 — 6.00	933,503	6.15	6.00	—	—
6.34 — 14.42	149,989	4.00	10.72	100,919	11.62
14.59 — 14.59	843,508	3.17	14.59	636,684	14.59
14.63 — 16.75	760,263	2.64	15.91	732,480	15.91
16.80 — 18.40	755,486	3.78	17.69	505,518	17.65
18.62 — 19.81	993,703	2.63	19.18	990,653	19.18
20.02 — 155.31	1,612,985	2.96	30.11	1,612,985	30.11

	7,528,187	3.84	$15.91	4,963,173	$20.23

     The weighted average estimated fair value of employee stock options granted was $3.30, $2.29 and $8.81 per share for fiscal 2010, 2009 and 2008, respectively. These values were calculated using the Black-Scholes Model with the following weighted average assumptions:

	2010	2009	2008
Expected volatility	64.02%	50.57%	44.05%
Risk free interest rate	2.24%	1.55%	2.98%
Expected dividends	—	—	—
Expected term (in years)	4.4	4.7	4.7
     We based our estimate of expected volatility for awards granted in fiscal 2010 on monthly historical trading data of our common stock for a period equivalent to the expected life of the award. Our risk-free interest rate assumption is based on implied yields of U.S. Treasury zero-coupon bonds having a remaining term equal to the expected term of the employee stock awards. We estimated the expected term consistent with historical exercise and cancellation activity of our previous share-based grants with a ten-year contractual term. We do not anticipate declaring dividends in the foreseeable future. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.
     As of September 30, 2010, we have approximately $23.5 million of total compensation cost related to non-vested awards not yet recognized. We expect to recognize these costs over a weighted average period of 2.1 years.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     The following schedule summarizes changes in our nonvested awards at September 30, 2010:

		Stock Options	Restricted	Restricted Stock
		Weighted Average	Stock	Weighted Average
	Stock Options	Grant Date Fair Value	Units	Grant Date Fair Value
	(In millions)		(In millions)
Nonvested at September 30, 2009	2.6	$6.69	3.2	$10.07

Granted	1.0	3.30	0.7	6.11
Vested	(0.9)	12.50	(0.6)	12.21
Canceled	(0.1)	6.10	(0.1)	12.02

Nonvested at September 30, 2010	2.6	$4.71	3.2	$8.63

     The total fair value of restricted stock units vested was $4.0 million, $1.4 million and $0.8 million for fiscal 2010, 2009 and 2008, respectively. The aggregate intrinsic value of stock options outstanding was $18.1 million, $6.0 million and $0.4 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The aggregate intrinsic value of stock options exercisable was $3.2 million, $0.6 million and $0.4 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. The aggregate intrinsic values are based upon the closing price of our common stock on the last day of the respective fiscal year. The weighted average remaining contractual term of stock options currently exercisable was 3.1 years, 3.2 years and 3.6 years for fiscal 2010, fiscal 2009, and fiscal 2008, respectively.
Note 13: Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through adjustments to shareowners’ investment. Accumulated other comprehensive income (loss) is derived from foreign currency translation adjustments, unrealized gains (losses) and related adjustments on available-for-sale securities, hedging activities and adjustments to reflect our pension obligation. We specifically identify the amount of unrealized gain (loss) recognized in other comprehensive income for each available-for-sale (“AFS”) security. When an AFS security is sold or impaired, we remove the security’s cumulative unrealized gain (loss), net of tax, from accumulated other comprehensive loss. The components of accumulated other comprehensive loss are:

	Derivative	Foreign	Unrealized
	Instruments	Currency	Gain (Loss)
	and Hedging	Translation	On Investments,	Pension
	Activities	Adjustment	net	Adjustment	Total
	(In millions)
Balance, October 31, 2007	$—	$1.9	$—	$0.8	$2.7
Translation loss	—	(21.9)	—	—	(21.9)
Pension obligation adjustment	—	0.9	—	6.3	7.2
Net change in fair value of interest rate swap	(2.8)	—	—	—	(2.8)
Unrealized gain on foreign currency hedge	0.2	—	—	—	0.2
Unrealized gain on securities	—	—	0.5	—	0.5

Balance, October 31, 2008	(2.6)	(19.1)	0.5	7.1	(14.1)
Translation gain	—	12.1	—	—	12.1
Pension obligation adjustment	—	(1.0)	—	(4.0)	(5.0)
Net change in fair value of interest rate swap	(9.4)	—	—	—	(9.4)
Unrealized gain on foreign currency hedge	0.2	—	—	—	0.2
Unrealized gain on auction rate securities	—	—	2.3	—	2.3
Unrealized gain on other available-for-sale securities	—	—	0.5	—	0.5

Balance, September 30, 2009	(11.8)	(8.0)	3.3	3.1	(13.4)
Translation gain	—	12.3	—	—	12.3
Pension obligation adjustment	—	—	—	(11.8)	(11.8)
Net change in fair value of interest rate swap	(4.6)	—	—	—	(4.6)
Unrealized gain on foreign currency hedge	0.4	—	—	—	0.4
Unrealized gain on auction rate securities	—	—	(2.9)	—	(2.9)
Unrealized gain on other available-for-sale securities	—	—	—	—	—

Balance, September 30, 2010	$(16.0)	$4.3	$0.4	$(8.7)	$(20.0)

There is no net tax impact for the components of other comprehensive income (loss) due to the valuation allowance.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
Note 14: Commitments and Contingencies
     Letters of Credit: As of September 30, 2010, we had $8.7 million of outstanding letters of credit. These outstanding commitments are fully collateralized by a combination of restricted cash and the credit facility.
     Operating Leases: Portions of our operations are conducted using leased equipment and facilities. These leases are non-cancelable and renewable, with expiration dates ranging through the year 2030. The rental expense included in the accompanying consolidated statements of operations was $20.7 million, $19.3 million and $25.5 million for fiscal 2010, 2009 and 2008, respectively.
     The following is a schedule of future minimum rental payments required under non-cancelable operating leases as of September 30, 2010:

(In millions)
2011	$15.5
2012	13.4
2013	10.7
2014	9.0
2015	7.7
Thereafter	10.8

Total	$67.1

     The aggregate amount of future minimum rentals to be received under non-cancelable subleases as of September 30, 2010 is $15.1 million.
Legal Contingencies: Beginning on July 14, 2010, a number of putative shareholder class action lawsuits were filed in the District Court of Hennepin County, Minnesota, Fourth Judicial District and three lawsuits were filed in the United States District Court for the District of Minnesota against various combinations of Tyco Electronics and one of its subsidiaries, ADC, the individual members of our board of directors, and one of our non-director officers with respect to the merger transaction with Tyco Electronics, Ltd. On August 4, 2010, plaintiffs in the state actions filed a consolidated shareholder derivative and class action complaint. The consolidated complaint alleges, among other things, that the members of our board of directors breached their fiduciary duties owed to the public shareholders of ADC by entering into the merger agreement, approving the tender offer contemplated thereby and the proposed merger and failing to take steps to maximize the value of ADC to its public shareholders. The consolidated complaint further alleges that ADC and our board of directors violated their fiduciary duties owed to the public shareholders of ADC by filing with the SEC a Schedule 14D-9 that is materially misleading or omissive. The consolidated complaint further alleges that Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. aided and abetted such breaches of fiduciary duties. The consolidated complaint seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the merger and other forms of equitable relief. On August 9, 2010, the court entered an order consolidating the state actions under the caption In re ADC Telecommunications, Inc. Shareholders Litigation. The complaints filed in the United States District Court for the District of Minnesota allege, among other things, that the members of our board of directors breached their fiduciary duties owed to the public shareholders of ADC by entering into the merger agreement, approving the tender offer contemplated thereby and the proposed merger and failing to take steps to maximize the value of ADC to its public shareholders, and that ADC, Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. aided and abetted such breaches of fiduciary duties. The complaints further allege that ADC and members of our board of directors violated Section 14(d)(4) and Section 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by filing with the SEC a Schedule 14D-9 that is materially misleading or omissive. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches and alleged violations of the Exchange Act, injunctive relief prohibiting the defendants from consummating the merger and other forms of equitable relief.
     On September 23, 2010, the parties to the state and federal actions executed a stipulation of settlement (the “Stipulation”), which sets forth the terms and conditions of the proposed settlement. Pursuant to the Stipulation, the consolidated state action will be dismissed with prejudice on the merits, the plaintiffs in the federal actions have voluntarily dismissed those actions, and all defendants will be released from any and all claims relating to, among other things, the merger agreement, the merger, the tender offer and any disclosures made in connection therewith. The Stipulation is subject to customary conditions, including completion of the merger, completion of certain confirmatory discovery, class certification and final approval by the District Court of Hennepin County, Minnesota, Fourth Judicial District, following notice to our shareholders. In connection with the settlement, we (or our successor-in-interest) have agreed to pay to plaintiffs’ counsel fees and expenses not to exceed $925,000, subject to court approval. On October 14, 2010, the District Court of Hennepin County, Minnesota, Fourth Judicial District entered an order preliminarily approving the

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
proposed settlement and setting forth the schedule and procedures for notice to our shareholders and the court’s final review of the settlement. The court scheduled a hearing for February 10, 2011, at which the court will consider the fairness, reasonableness and adequacy of the settlement, the proposed final certification of the class, and an application by plaintiffs’ counsel for fees and expenses. The $925,000 was accrued as of September 30, 2010 in our financial statements.
     We are a party to various other lawsuits, proceedings and claims arising in the ordinary course of business or otherwise. Many of these disputes may be resolved without formal litigation. The amount of monetary liability resulting from the ultimate resolution of these matters cannot be determined at this time. As of September 30, 2010, we had recorded $7.5 million in loss reserves for certain of these matters. In light of the reserves we have recorded, at this time we believe the ultimate resolution of these lawsuits, proceedings and claims will not have a material adverse impact on our business, results of operations or financial condition. Because of the uncertainty inherent in litigation, however, it is possible that unfavorable resolutions of one or more of these lawsuits, proceedings and claims could exceed the amount currently reserved and could have a material adverse effect on our business, results of operations or financial condition.
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
     Purchase Obligations: At September 30, 2010, we had non-cancelable commitments to purchase goods and services valued at $35.2 million, including items such as inventory and information technology support, $35.0 million of which are due within one year and $0.2 million within one to three years
     Other Contingencies: As a result of the divestitures discussed in Note 4, we may incur charges related to obligations retained based on the sale agreements, primarily related to income tax contingencies or working capital adjustments. At this time, the obligations that are probable or estimable have been recorded.
     Change of Control: We maintain certain employee benefits, including severance to key employees, in the event of a change of control.
Note 15: Segment and Geographic Information
     Segment Information
     During the first quarter of fiscal 2008, we completed the acquisition of LGC Wireless which resulted in a change to our internal management reporting structure. A new business unit was created by combining our legacy wireless businesses with the newly acquired LGC Wireless business to form Network Solutions.
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
     Other than in the U.S., no single country has property and equipment sufficiently material to disclose. We have two significant customers who each account for more than 10% of our net sales. In fiscal 2010, 2009 and 2008, AT&T accounted for approximately 25.9%, 20.5%, and 18.3% of our net sales, respectively. Verizon accounted for 12.6%, 17.8% and 17.9% of our net sales in fiscal 2010, 2009 and 2008, respectively. The sales for these two customers are recognized in all three business segments.
     The following table sets forth certain financial information for each of our above described reportable segments:

					Restructuring,
		Network	Professional		Impairment and	GAAP
	Connectivity	Solutions	Services	Consolidated	Other Charges	Consolidated
	(In millions)
2010
External net sales:
Products	$866.6	$87.0	$44.4	$998.0	$—	$998.0
Services	3.9	26.3	128.4	158.6	—	158.6

Total external net sales	$870.5	$113.3	$172.8	$1,156.6	$—	$1,156.6

Depreciation and amortization	$54.1	$4.4	$3.0	$61.5	$—	$61.5
Operating income (loss)	$64.9	$(13.9)	$8.9	$59.9	$14.0	$45.9
2009
External net sales:
Products	$785.4	$52.4	$37.4	$875.2	$—	$875.2
Services	1.7	14.4	98.9	115.0	—	115.0

Total external net sales	$787.1	$66.8	$136.3	$990.2	$—	$990.2

Depreciation and amortization	$57.3	$5.4	$3.3	$66.0	$—	$66.0
Operating income (loss)	$50.9	$(28.5)	$4.0	$26.4	$443.1	$(416.7)
2008
External net sales:
Products	$1,151.8	$88.1	$49.1	$1,289.0	$—	$1,289.0
Services	—	21.1	132.5	153.6	—	153.6

Total external net sales	$1,151.8	$109.2	$181.6	$1,442.6	$—	$1,442.6

Depreciation and amortization	$64.3	$13.0	$3.5	$80.8	$—	$80.8
Operating income (loss)	$117.2	$(36.1)	$0.8	$81.9	$15.2	$66.7

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
Geographic Information
     The following table sets forth certain geographic information concerning our U.S. and foreign sales and ownership of property and equipment:

Geographic Sales Information	2010	2009	2008
	(In millions)
Inside the United States	$701.4	$588.3	$850.7
Outside the United States:
Asia Pacific (Australia, Hong Kong, India, Japan, Korea, New Zealand, Southeast Asia and Taiwan)	127.3	91.7	142.5
China(1)	70.6	71.6	41.3
EMEA (Europe, Middle East and Africa,)	172.9	170.3	305.0
Americas (Canada, Central and South America)	84.4	68.3	103.1

Total net sales	$1,156.6	$990.2	$1,442.6

Property and Equipment, Net (1):
Inside the United States	$101.4	$111.0
Outside the United States	45.1	51.8

Total property and equipment, net	$146.5	$162.8

(1)	Due to the significance of its net sales, China is broken out for geographic purposes. Other than in the U.S., no single country has property and equipment sufficiently material to disclose.
Note 16: Impairment, Restructuring, and Other Disposal Charges
     During fiscal 2010, 2009 and 2008, we continued our plan to improve operating performance by restructuring and streamlining our operations. As a result, we incurred restructuring charges associated with workforce reductions, consolidation of excess facilities, and the exiting of various product lines. The impairment and restructuring charges incurred, by category of expenditures, adjusted to exclude those activities specifically related to discontinued operations, are as follows for fiscal 2010, 2009 and 2008, respectively:

	2010	2009	2008
	(In millions)
Impairments:
Fixed asset write-downs	$0.9	$1.0	$0.7
Goodwill and intangibles	—	407.9	3.4

Total impairment charges	0.9	408.9	4.1

Restructuring charges:
Employee severance	11.8	33.1	10.4
Facilities consolidation and lease termination	1.3	1.1	0.7

Total restructuring charges	13.1	34.2	11.1

Other disposal charges: Inventory write-offs	—	0.6	14.0

Total impairment, restructuring and other disposal charges	$14.0	$443.7	$29.2

     Impairment Charges: The $0.9 million of fixed asset write-downs in fiscal 2010 was related to general fixed asset write-downs in Germany and Australia. See Note 7 to the financial statements for a discussion of the $407.9 million impairment of goodwill and intangible assets recorded in fiscal 2009. During fiscal 2009, $0.4 million of the impairment was related to the exiting of the Lexington, South Carolina production facility and $0.6 million was related to general fixed asset write-downs in our Berlin, Germany location. In fiscal 2008, we recorded impairment charges of $4.1 million primarily to write-off certain intangible assets related to the exit of certain outdoor wireless product lines in our Network Solutions segment.
     Restructuring Charges: Restructuring charges relate principally to employee severance and facility consolidation costs resulting from the closure of leased facilities and other workforce reductions attributable to our efforts to reduce costs. In fiscal 2009, due to the global economic downturn, we expanded our restructuring efforts globally and continued to execute on our efforts to streamline our operations, primarily through reductions in headcount. During fiscal 2010, 2009 and 2008, we terminated the employment of approximately 336, 750 and 550 employees, respectively, through reductions in force. We have accrued costs for actions that are probable of occurring and for which the cost can be reasonably estimated. In fiscal 2009, we recorded $33.1 million of severance charges. During fiscal 2010, as the plans begun in fiscal 2009 were finalized, we recorded an additional $11.8 million of severance charges. The costs of these reductions have been funded through cash from operations. These charges have impacted each of our reportable segments.
     Facility consolidation and lease termination costs represent costs associated with our decision to consolidate and close duplicative or excess manufacturing and office facilities. During fiscal 2010, 2009 and 2008, we incurred charges of $1.3 million, $1.1 million and $0.7 million, respectively, due to our decision to close unproductive and excess facilities and the continued softening of real estate markets, which resulted in lower sublease income.
     Other Disposal Charges: In fiscal 2009, we recorded $0.6 million for the write-off of obsolete inventory related to the exiting of the Lexington, South Carolina production facility. In fiscal 2008, we recorded $14.0 million for the write-off of obsolete inventory associated with product line exit activities. The inventory write-offs in fiscal 2008 consisted of $10.8 million related to our decision to

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
exit several outdoor wireless and wireline product lines and $3.2 million due to a change in the estimate made in fiscal 2007 related to the automated cross-connect product line. All inventory charges were recorded as cost of goods sold.
     The following table provides detail on the activity described above and our remaining restructuring accrual balance by category as of September 30, 2010 and 2009:

	Accrual	Continuing		Accrual
	September 30,	Operations	Cash	September 30,
Type of Charge	2009	Net Additions	Charges	2010
	(In millions)
Employee severance costs	$29.1	$11.8	$27.1	$13.8
Facilities consolidation	7.6	1.3	2.4	6.5

Total	$36.7	$13.1	$29.5	$20.3

	Accrual	Continuing		Accrual
	October 31,	Operations	Cash	September 30,
Type of Charge	2008	Net Additions	Charges	2009
	(In millions)
Employee severance costs	$8.6	$33.1	$12.6	$29.1
Facilities consolidation	8.1	1.1	1.6	7.6

Total	$16.7	$34.2	$14.2	$36.7

     The following is a schedule of future payments of accrued costs associated with employee severance and consolidation of facilities as of September 30, 2010:

	Severance	Facilities
	(In millions)
2011	$7.5	$2.0
2012	2.8	1.2
2013	1.8	1.2
2014	1.1	1.1
2015	0.6	1.0

Total	$13.8	$6.5

     Based on our intention to continue to consolidate and close duplicative or excess manufacturing operations in order to reduce our cost structure, we may incur additional restructuring charges (both cash and non-cash) in future periods. These restructuring charges may have a material effect on our operating results.
Note 17: Fair Value Measurements and Auction Rate Securities
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
Level 1
     Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment. As of September 30, 2010 and 2009, our assets utilizing Level 1 inputs include money market funds and certain available-for-sale securities that are traded in an active market with sufficient volume and frequency of transactions.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
     Level 2
     Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. As of September 30, 2010 and 2009, our assets and liabilities utilizing Level 2 inputs include derivative instruments and foreign currency hedges.
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
     Level 3
     Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of September 30, 2010, we do not have any assets or liabilities being valued utilizing the Level 3 inputs. As of September 30, 2009, our assets and liabilities utilizing Level 3 inputs included auction rate securities.
     At September 30, 2010 and 2009, our financial instruments included cash and cash equivalents, restricted cash, accounts receivable, available-for-sale securities, accounts payable and other accrued liabilities related to the divestitures. The fair values of these financial instruments (except for auction rate securities) approximated carrying value because of the nature of these instruments. In addition, we have long-term notes payable. The fair value of our notes payable is disclosed in Note 8.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009 were (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$518.1	$518.1	$—	$—
Corporate commercial paper, CD’s and bonds	150.2	150.2
Government bonds	78.4	78.4
Restricted cash	7.7	7.7	—	—
Foreign currency hedges (2)	0.8	—	0.8	—

Total assets measured at fair value	$755.2	$754.4	$0.8	$—

Liabilities:
Interest rate swap liabilities (1)	$16.8	$—	$16.8	$—

Total liabilities measured at fair value	$16.8	$—	$16.8	$—

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$535.5	$535.5	$—	$—
Corporate bonds	51.1	51.1	—	—
Restricted cash	25.0	25.0	—	—
Foreign currency hedges (2)	0.4	—	0.4	—
Auction rate securities	24.3	—	—	24.3

Total assets measured at fair value	$636.3	$611.6	$0.4	$24.3

Liabilities:
Interest rate swap liabilities (1)	$12.2	$—	$12.2	$—

Total liabilities measured at fair value	$12.2	$—	$12.2	$—

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for September 30, 2010 were liabilities of $5.4 million and $11.4 million, respectively. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively.

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.
     The following table provides detail on the activity in the auction rate securities balance as of September 30, 2010 and 2009 (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)

Balance as of October 31, 2008	$40.4
Total gains or losses (realized or unrealized)
Included in earnings (other income/(loss)	(18.4)
Included in other comprehensive income	2.3
Purchases, issuance, and settlements	—
Transfers in and /or out of Level 3	—

Balance as of September 30, 2009	$24.3

Total gains or losses (realized or unrealized)
Included in earnings (other income/(loss)	(1.1)
Included in other comprehensive income	2.7
Sales	(14.5)
Transfers in and /or out of Level 3	(11.4)

Balance as of September 30, 2010	$—

     As of September 30, 2010, we have sold substantially all of our auction rates securities.
     As of September 30, 2009, we held auction rate securities with a fair value of $24.3 million and an original par value of $169.8 million. At September 30, 2009, our action rate securities were classified as long-term. Due to the failed auction status and lack of liquidity in the market for such securities at September 30, 2009, the valuation methodology included certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. With the assistance of a valuation specialist, we estimated the fair value of the auction rate securities based on the following: (1) the underlying structure of each security; (2) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (3) consideration of the probabilities of default, passing auction, or earning the maximum rate for each period; and (4) estimates of the recovery rates in the event of defaults for each security.
     At the end the third quarter of fiscal 2010, we transferred $11.4 million of auction rate securities out of the Level 3 classification into Level 2 based on a change in our valuation methodology. Due to our intention to sell our auction rate securities, we received a range of quoted market prices and used the lower end of these ranges to value the securities. We believed that the use of market price quotes to value these securities falls under the Level 2 classification as there was a limited market for these securities at that time. The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.
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
     As a result of our effectiveness assessment at September 30, 2010, we believe our hedge contracts will continue to be highly effective in offsetting changes in cash flow attributable to the hedged risks.
Cash flow hedges
     Our foreign currency management objective is to mitigate the potential impact of currency fluctuations on the value of our U.S. dollar cash flows and to reduce the variability of certain cash flows at the subsidiary level. We actively manage certain forecasted foreign currency exposures and use a centralized currency management operation to take advantage of potential opportunities to naturally offset foreign currency exposures against each other. The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored. We do not use any financial contracts for trading purposes. At September 30, 2010, we had open Mexican peso hedge contracts with notional amounts totaling $22.8 million and unrealized gains of $0.9 million. The peso hedge contracts consist of forward contracts to purchase the peso at previously determined exchange rates as well as collars intended to limit our exposure to foreign currency fluctuations by entering into the purchase and sale of calls and puts at specific exchange rates that settle at the same time. These contracts, with maturities through September 2011, met the criteria for cash flow hedges and unrealized gains and losses, after tax, are recorded as a component of accumulated other comprehensive income.
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
     This interest rate swap was designated as, and met the criteria of, a cash flow hedge. The fair value of the interest rate swap agreement on September 30, 2010 and 2009 was a liability of $16.8 million and $12.2 million, respectively.
     We are exposed to foreign currency exchange risk as a result of changes in intercompany balance sheet accounts and other balance sheet items. At September 30, 2010 and 2009, these balance sheet exposures were mitigated through the use of foreign exchange forward contracts with maturities of approximately one month. These did not meet the criteria for hedge accounting. The fair value of these hedges was nominal at September 30, 2010 and 2009.
     The following table provides detail on the activity of our derivative instruments as of September 30, 2010 and 2009 (in millions):

Derivatives in cash flow hedging relationships	Interest rate swap(1)	Mexican peso hedge (2)	Total
Balance as of October 31, 2008	$(2.8)	$0.2	$(2.6)
Amount of loss recognized in OCI on derivative (effective portion)	(13.0)	(0.4)	(13.4)
Amount of loss reclassified from OCI into income (effective portion) (3)	3.6	0.6	4.2

Balance as of September 30, 2009	(12.2)	0.4	(11.8)
Amount of loss recognized in OCI on derivative (effective portion)	(11.5)	1.6	(9.9)
Amount of loss reclassified from OCI into income (effective portion) (3)	6.9	(1.2)	5.7

Balance as of September 30, 2010	$(16.8)	$0.8	$(16.0)

(1)	Short-term portion included in “other accrued liabilities” and long-term portion included in “other long-term liabilities” on the consolidated balance sheet. The short-term and long-term portions for September 30, 2010 were liabilities of $5.4 million and $11.4 million, respectively. The short-term and long-term portions for September 30, 2009 were liabilities of $5.0 million and $7.2 million, respectively.

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

(2)	Assets are included in “prepaid expenses and other current assets” and liabilities are included in “other accrued liabilities” on the consolidated balance sheet.

(3)	Gains and losses are reclassified to interest income (expense) for the interest rate swap and cost of goods sold for the Mexican peso hedge.
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. The effective portion of the derivative represents the change in fair value of the hedge that offsets the change in fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in other (expense) income in our consolidated statements of operations. During fiscal years 2010, 2009, and 2008, there was no hedge ineffectiveness.
     As of September 30, 2010, the interest rate swap termination value of $18.8 million was secured under the Credit Facility, releasing us from a cash collateral requirement of the same amount. The amount secured under the Credit Facility could increase or decrease significantly as the interest rate swap termination value fluctuates with the forward LIBOR. As of September 30, 2009, we had a cash collateral requirement of $13.2 million.
     We expect all of the $0.9 million unrealized gain on our Mexican peso hedge and approximately $7.1 million of unrealized loss on our interest rate swap at September 30, 2010, to be reclassified into the income statement within the next 12 months.
     The table below provides data about the amount of gains and losses recognized in income on derivative instruments not designated as hedging instruments (in millions):

Derivatives not designated as		Amount of gain (loss) recognized
hedging instruments		in income on derivative
	Location of gain (loss)
	recognized in income on derivative	2010	2009	2008
Foreign currency hedges	Other income (expense), net	$—	$(1.2)	$3.5
Note 19: Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
Fiscal 2010
Net Sales	$265.6	$274.0	$304.4	$312.6	$1,156.6
Cost of Sales	173.5	174.1	191.4	199.7	738.7

Gross Profit	92.1	99.9	113.0	112.9	417.9
Operating Expenses:
Research and development	16.3	16.9	16.2	20.3	69.7
Selling and administration	70.6	69.8	71.8	76.1	288.3
Impairment charges	0.1	0.6	(0.1)	0.3	0.9
Restructuring charges	9.2	4.4	(1.1)	0.6	13.1

Total operating expenses	96.2	91.7	86.8	97.3	372.0

Operating Income (Loss)	(4.1)	8.2	26.2	15.6	45.9
Other Income (Expense), Net	9.1	(19.9)	51.5	(1.0)	39.7

Income (Loss) Before Income Taxes	5.0	(11.7)	77.7	14.6	85.6
Provision (Benefit) for Income Taxes	1.4	0.8	1.9	3.0	7.1
Income (Loss) From Continuing Operations	3.6	(12.5)	75.8	11.6	78.5
Discontinued Operations, Net of Tax	(14.6)	(0.2)	(0.1)	(0.3)	(15.2)

Net Income (Loss)	(11.0)	(12.7)	75.7	11.3	63.3
Net Income (Loss) Available to Non-controlling Interest	0.2	0.4	(0.1)	0.8	1.3

Net Income (Loss) Available to ADC Common Shareowners	$(11.2)	$(13.1)	$75.8	$10.5	$62.0

Average Common Shares Outstanding — Basic	99.6	97.0	97.0	97.1	96.9

Average Common Shares Outstanding — Diluted	97.9	97.0	121.6	99.6	98.5

Basic Income (Loss) Per Share:
Continuing operations	$0.04	$(0.13)	$0.78	$0.12	$0.81

Discontinued operations	$(0.16)	$(0.01)	$—	$—	$(0.16)

Net Income (Loss)	$(0.12)	$(0.14)	$0.78	$0.12	$0.65

Diluted Income (Loss) Per Share:
Continuing operations	$0.04	$(0.13)	$0.68	$0.11	$0.80

Discontinued operations	$(0.15)	$(0.01)	$—	$—	$(0.15)

Net Income (Loss)	$(0.11)	$(0.14)	$0.68	$0.11	$0.65

Net Sales Outside the United States	$112.1	$108.4	$113.0	$121.7	$455.2

ADC Telecommunications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In millions, except earnings per share)
Proforma Fiscal 2009 (Proforma 12 months ended September 30, 2009)
Net Sales	$299.7	$256.6	$290.3	$291.3	$1,137.9
Cost of Sales	225.4	173.8	188.1	190.9	778.2

Gross Profit	74.3	82.8	102.2	100.4	359.7
Operating Expenses:
Research and development	17.0	17.3	16.0	15.9	66.2
Selling and administration	69.2	67.7	59.7	68.0	264.6
Impairment charges	4.1	408.0	0.3	0.6	413.0
Restructuring charges	8.5	3.8	4.3	26.0	42.6

Total operating expenses	98.8	496.8	80.3	110.5	786.4

Operating Income (Loss)	(24.5)	(414.0)	21.9	(10.1)	(426.7)
Other Income (Expense), Net	(28.0)	(23.0)	(5.8)	(8.9)	(65.7)

Income (Loss) Before Income Taxes	(52.5)	(437.0)	16.1	(19.0)	(492.4)
Provision (Benefit) for Income Taxes	(4.1)	(3.0)	0.9	(1.4)	(7.6)
Income (Loss) From Continuing Operations	(48.4)	(434.0)	15.2	(17.6)	(484.8)
Discontinued Operations, Net of Tax	(2.0)	(9.7)	(8.3)	(3.0)	(23.0)

Net Income (Loss)	$(50.4)	$(443.7)	$6.9	$(20.6)	$(507.8)
Net Income (Loss) Available to Non-controlling Interest	(0.7)	(0.6)	0.1	(0.3)	(1.5)

Net Income (Loss) Available to ADC Common Shareowners	$(49.7)	$(443.1)	$6.8	$(20.3)	$(506.3)

Average Common Shares Outstanding — Basic	105.5	96.6	96.6	96.6	98.8

Average Common Shares Outstanding — Diluted	105.5	96.6	97.4	96.6	98.8

Basic Income (Loss) Per Share:
Continuing operations	$(0.46)	$(4.49)	$0.16	$(0.18)	$(4.91)

Discontinued operations	$(0.01)	$(0.10)	$(0.09)	$(0.03)	$(0.23)

Net Income (Loss)	$(0.47)	$(4.59)	$0.07	$(0.21)	$(5.14)

Diluted Income (Loss) Per Share:
Continuing operations	$(0.46)	$(4.49)	$0.16	$(0.18)	$(4.91)

Discontinued operations	$(0.01)	$(0.10)	$(0.09)	$(0.03)	$(0.23)

Net Income (Loss)	$(0.47)	$(4.59)	$0.07	$(0.21)	$(5.14)

Net Sales Outside the United States	$131.2	$105.1	$111.4	$115.1	$462.8
     Fiscal Year Change
     On July 22, 2008, our Board of Directors approved a change in our fiscal year end from October 31st to September 30th commencing with our fiscal year 2009. As a result, our fiscal year 2009 was shortened from 12 months to 11 months and ended on September 30th. Our first three quarters end on the Friday nearest to the end of December, March and June, respectively.
     Due to the change in our fiscal year end date from October 31 to September 30, the financial data for the fiscal 2009 quarters presented above have been recast to allow for comparison based on our new quarters.
     Discontinued Operations
     During the first quarter of fiscal 2010, our Board of Directors approved a plan to divest our GSM Business. During the fourth quarter of fiscal 2008, our Board of Directors approved a plan to divest our professional services business in Germany (“APS Germany”). During the third quarter of fiscal 2006, our Board of Directors approved a plan to divest our professional services business in France (“APS France”). These businesses were classified as discontinued operations for all periods presented.

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
Changes in Internal Control Over Financial Reporting
     During the last quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of September 30, 2010.
     Our internal control over financial reporting as of September 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareowners
ADC Telecommunications, Inc.
     We have audited ADC Telecommunications, Inc.’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ADC Telecommunications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, ADC Telecommunications, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ADC Telecommunications, Inc. and subsidiaries as of September 30, 2010 and September 30, 2009, and the related consolidated statements of operations, shareowners’ investment and cash flows for the year ended September 30, 2010, the eleven-month period ended September 30, 2009, and the year ended October 31, 2008, and our report dated November 23, 2010, expressed an unqualified opinion thereon.
Ernst & Young LLP
Minneapolis, Minnesota
November 23, 2010

Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     Set forth below is information regarding our incumbent directors. We expect all of these directors to resign from their positions in the event our proposed merger with Tyco Electronics Ltd. is consummated.

Name	Age	Term
John J. Boyle III	63	Director with term expiring in 2011
Mickey P. Foret	65	Director with term expiring in 2011
John D. Wunsch	62	Director with term expiring in 2011
Lois M. Martin	48	Director with term expiring in 2012
Krish A. Prabhu, Ph.D.	56	Director with term expiring in 2012
John E. Rehfeld	70	Director with term expiring in 2012
David A. Roberts	62	Director with term expiring in 2012
William R. Spivey, Ph.D.	64	Director with term expiring in 2013
Robert E. Switz	64	Director with term expiring in 2013
Larry W. Wangberg	68	Director with term expiring in 2013
     Mr. Boyle has been a director of ADC since November, 1999. From June, 2005 until October, 2009, Mr. Boyle served as Chief Executive officer of Arbor Networks, Inc., a company that researches next-generation cyber threats and develops solutions that prevent network attacks. Prior to joining Arbor Networks, Mr. Boyle served as President and Chief Executive Officer of Equallogic, Inc., a company that develops networked storage by building intelligent storage solutions that extend the benefits of consolidated storage throughout the enterprise, from 2003 to 2004. From April, 2000 to July, 2003, Mr. Boyle served as Chief Executive Officer of Cogentric, Inc., a provider of solutions to enable decision makers to evaluate and enhance their Web-based capabilities. He served as Senior Vice President of ADC from October, 1999 to April, 2000 following our acquisition of Saville Systems PLC. Prior to joining ADC, Mr. Boyle served as President and Chief Executive Officer of Saville Systems PLC from August, 1994 to October, 1999 and as Saville’s Chairman of the Board from April, 1998 to October, 1999. Mr. Boyle served as a director of eFunds Corporation from 2000 to 2007.
     Mr. Foret has been a director of ADC since February, 2003. From September, 1998 to September, 2002, Mr. Foret served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc., a commercial airline company. From September, 1998 to September, 2002, he also served as Chairman and Chief Executive Officer of Northwest Airlines Cargo Inc., a subsidiary of Northwest Airlines that specializes in cargo transport. From May, 1998 to September, 1998, Mr. Foret served as a Special Projects Officer of Northwest Airlines, Inc. Prior to that time he served as President and Chief Operating Officer of Atlas Air, Inc. from June, 1996 to September, 1997 and as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. from September, 1993 to May, 1996. Mr. Foret previously held other senior management positions with various companies including Continental Airlines Holdings, Inc. and KLH Computers, Inc. Mr. Foret is a director of Delta Air lines, Inc., URS Corporation and Nash Finch Company. Mr. Foret also served as a director of Northwest Airlines, Inc. from 2007 to 2008.
     Mr. Wunsch has been a director of ADC since 1991. Mr. Wunsch served in executive positions with Harris Bank N. A. and Harris myCFO, Inc., which are subsidiaries of the Bank of Montreal, from March, 2002 through September, 2006. He was an independent consultant in the financial services industry from December, 2001 to March, 2002. He was President and Chief Executive Officer of Family Financial Strategies, Inc., a registered investment advisory company, from 1997 to 2002. From 1990 to 1997, he served as President of Perrybell Investments, Inc., a registered investment advisory company.
     Ms. Martin has been a director of ADC since March 2004. Ms. Martin has served as Senior Vice President and Chief Financial Officer for Capella Education Company, the publicly held parent company of Capella University, an accredited on-line university, since 2004. In May, 2010, Ms. Martin announced her resignation from Capella, which will be effective as of January, 2011. From 2002 to

2004, Ms. Martin served as Executive Vice President and Chief Financial Officer of World Data Products, Inc., an industry-leading provider of server, storage, network and telecom solutions worldwide. From 1993 to 2001, Ms. Martin served in a number of executive positions with Deluxe Corporation, including Senior Vice President and Chief Financial Officer, Vice President and Corporate Controller, Vice President and Controller of Deluxe Financial Services Group, Vice President and Controller of Paper Payment Systems Division, Director of Accounting Services, and Director of Internal Audit. Prior to joining Deluxe Corporation, Ms. Martin served as International Controller for Carlson Companies, a privately held international conglomerate. Ms. Martin was a director of MTS Systems Corporation from 2006 to 2010.
     Dr. Prabhu has been a director of ADC since November, 2008. From February, 2004 until his retirement in February, 2008, Dr. Prabhu served as Chief Executive Officer and President of Tellabs, Inc., a company that designs, develops, deploys and supports telecommunications networking products around the world. Prior to joining Tellabs, Dr. Prabhu held various engineering and management positions at Alcatel, including Chief Operating Officer of Alcatel and Chief Executive Officer of Alcatel USA. From November, 2001 until February, 2004, Dr. Prabhu was a venture partner in Morgenthaler Ventures, a venture capital firm. Dr. Prabhu is also a director of Altera Corp., Tekelec, Inc., and ADVA Optical Networking. From 2005 to 2006, Dr. Prabhu was also a director of Freescale Semiconductor Inc.
     Mr. Rehfeld has been a director of ADC since September, 2004. Mr. Rehfeld has served as an adjunct professor for the Executive MBA program at Pepperdine University in California since 1998 and at the University of Southern California since 2009. Mr. Rehfeld served as Chief Executive Officer of Spruce Technologies, Inc., a DVD authoring software company, during 2001. From 1997 to 2001, Mr. Rehfeld served as Chairman and Chief Executive Officer of ProShot Golf, Inc. He also served as President and Chief Executive Officer of Proxima Corporation from 1995 to 1997 and as President and Chief Executive Officer of ETAK, Inc. from 1993 to 1995. Mr. Rehfeld is a director of Local.com Corporation and Lantronix, Inc. He was also a director of Americhip International, Inc. from 2008 to 2009 and of Primal Solutions, Inc. from 2002 to 2009.
     Mr. Roberts has been a director of ADC since November, 2008. Since June, 2007, Mr. Roberts has served as Chairman of the Board, President and Chief Executive Officer of Carlisle Companies, a diversified global manufacturing company. Previously he served as Chairman (from April, 2006 to June, 2007) and President and Chief Executive Officer (from June, 2001 to June, 2007) of Graco Inc., a manufacturer of fluid handling systems and components used in vehicle lubrication, commercial and industrial settings. Mr. Roberts is a director of Franklin Electric Co., Inc. Mr. Roberts was also a director of Arctic Cat Inc. from 2006 to 2009.
     Dr. Spivey has been a director of ADC since September, 2004. Dr. Spivey most recently served as President and Chief Executive Officer of Luminent, Inc., a fiber optics transmission products manufacturer, from July, 2000 to November, 2001. From 1997 to 2000, Dr. Spivey served as Network Products Group President for Lucent Technologies. He also served as Vice President of the Systems & Components Group at AT&T Corporation/Lucent Technologies from 1994 to 1997. Dr. Spivey is also a director of Novellus Systems, Inc., Raytheon Company, Laird, PLC and Cascade Microtech, Inc.
     Mr. Switz has been a director of ADC since August, 2003 and was appointed Chairman of the Board in August, 2008. Mr. Switz has been President and Chief Executive Officer of ADC since August, 2003. From January, 1994 until August, 2003, Mr. Switz served ADC as Chief Financial Officer as well as Executive Vice President and Senior Vice President. Mr. Switz also served as President of ADC’s former Broadband Access and Transport Group from November, 2000 to April, 2001. Prior to joining ADC, Mr. Switz was employed by Burr-Brown Corporation, a manufacturer of precision micro-electronics, most recently as Vice President, Chief Financial Officer and Director, Ventures & Systems Business. Mr. Switz is a director of Broadcom Corporation and Micron Technology, Inc. Mr. Switz was also a director of HickoryTech Corporation from 1999 to 2006.
     Mr. Wangberg has been a director of ADC since October, 2001. Mr. Wangberg served as Chief Executive Officer and Chairman of the Board of TechTV (formerly ZDTV, Inc.), a cable television network focused on technology information, news and entertainment, from August 1997 until his retirement from these positions in July, 2002. Previously, Mr. Wangberg was Chief Executive Officer and Chairman of the Board of StarSight Telecast, Inc., an interactive navigation and program guide company, from February, 1995 to August, 1997. Mr. Wangberg was a director of Charter Communications, Inc. from 2002 to 2009 and Autodesk, Inc. from 2000 to 2008.
Board Selection Considerations
     The Governance Committee of our Board is responsible for recommending board nominees to the entire Board for election by our shareowners. The Governance Committee considers various criteria when recommending nominees for election, including, a candidate’s business judgment, leadership capabilities, integrity and experience in senior levels of responsibility in their chosen field.

The Governance Committee also considers a potential nominee’s ability to grasp and understand complex global business issues, financial concepts, and communications technologies. We believe the members of our current Board each possess qualities that meet our nominating criteria. All of our directors have significant experience in management leadership roles. Each of Mssrs. Boyle, Rehfeld, Roberts and Wangberg as well as Dr. Prabhu and Dr. Spivey has extensive management experience leading technology-focused manufacturing companies. Each of Messrs. Foret and Wunsch, and Ms. Martin possess significant financial or accounting experience with global organizations. Mr. Switz, our CEO, brings extensive knowledge of ADC to the discussions and deliberations of the Board and serves as a voice of company management on the Board.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. Executive officers, directors and greater-than 10% shareowners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us during fiscal 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and greater-than 10% beneficial owners were satisfied on a timely basis in fiscal 2010.
Independent Registered Public Accounting Firm and Audit Committee Financial Experts
     Our Audit Committee has the sole authority to appoint, review and discharge our independent registered public accounting firm. The Audit Committee also reviews and approves in advance the services provided by our independent registered public accounting firm, oversees our internal audit function, reviews our internal accounting controls and administers our Global Business Conduct Program. Ms. Martin is the Chair of the Audit Committee. Our Board of Directors has determined that each of Ms. Martin and Mr. Foret may be considered an “audit committee financial expert” under the rules of the SEC.
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
Item 11. EXECUTIVE COMPENSATION
DIRECTOR COMPENSATION
Introductory Note
     The consummation of the transactions contemplated by our merger agreement with Tyco Electronics Ltd. will constitute a “change in control” and cause accelerated vesting of all equity awards held by our directors. For more information on the effect of the transactions contemplated by this merger agreement on director compensation, please refer to Item 3 of ADC’s Schedule 14D-9 filed with the SEC on July 26, 2010, as amended.
Fiscal 2010 Compensation
     Cash Fees. During fiscal 2010, we paid our non-employee directors:
•	an annualized cash retainer fee of $70,000, which was paid in quarterly installments, and

•	$1,500 for each Board meeting and $1,000 for each committee meeting attended in excess of the first ten Board and committee meetings that the director attended during the fiscal year.

     Dr. Spivey also received an additional cash retainer at an annualized rate of $75,000 for his service as ADC’s Independent Lead Director during fiscal 2010. Dr. Spivey was appointed as our Independent Lead Director in fiscal 2009.
     The chair of each standing committee of the Board also received cash retainers, which are paid in quarterly installments. During fiscal 2010, a compensation market analysis was completed by our independent compensation consultant, Pearl Meyer & Partners, concerning Board committee chair retainers. The Board elected to make changes to compensation for two committee chairs after reviewing the analysis. The Audit and Compensation Committee Chair retainers were increased from $10,000 and $5,000, respectively, to $15,000 effective April 1, 2010. The following annualized rates therefore now apply to committee chair retainers:
•	Audit Committee Chair: $15,000

•	Compensation Committee Chair: $15,000

•	Finance and Strategic Planning Committee Chair: $5,000

•	Governance Committee Chair: $5,000
     In early fiscal 2010, a sub-committee of the Governance Committee was formed to address the search for a new CEO due to the impending retirement of Mr. Switz. Due to the pending acquisition of ADC by Tyco Electronics Ltd., activity of the sub-committee ceased. Dr. Prabhu was paid a retainer of $2,500 in connection with his role as chair of the sub-committee prior to that time.
     Equity Awards. Time-based restricted stock unit awards (“RSUs”) having an approximate value of $70,000 on the date of grant are made to each non-employee director on the first business day after each annual shareowners’ meeting. For fiscal 2010, each non-employee director received 10,687 RSUs on February 10, 2010. The RSUs vest on the first business day of the calendar year following the grant date; however, the shares underlying the restricted stock units are distributed 90 calendar days following termination of Board service.
     Deferred Compensation Plan. Directors may defer any portion of their cash or stock compensation pursuant to the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc. Cash compensation may be deferred into an interest bearing account based upon the prime commercial rate of Wells Fargo Bank, N.A. Stock compensation deferred is converted to phantom stock indexed to ADC common stock. Any stock deferrals are converted into ADC common stock at the time of the director’s termination from the Board. None of our non-employee directors deferred compensation pursuant to the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc. during fiscal 2010.
     Charitable Donation Programs. We offer two charitable donation programs in which our non-employee directors may participate. Under our Corporate Leaders in Community Program (the “CLIC Program”), we will make a charitable contribution of up to $5,000 in any one year period to a charitable organization in which a non-employee director is involved. Under our Matching Gift Program (the “Matching Gift Program”), we will match dollar for dollar up to $1,000 per year for donations made by our non-employee directors to charitable organizations.
     Reimbursements. Non-employee directors are reimbursed for expenses (including costs of travel, food and lodging) incurred in attending Board, committee and shareowner meetings. Directors generally use commercial transportation or their own transportation. Directors also are reimbursed for reasonable expenses associated with other business activities related to their Board service, including participation in director education programs and memberships in director organizations.
     Insurance. We also pay premiums on directors’ and officers’ liability and fiduciary insurance policies covering directors as well as our officers.

     Director Compensation Table. The following table discloses the cash, equity awards and other compensation earned by or paid or awarded to, as the case may be, each of our non-employee directors for fiscal 2010.
Fiscal 2010 Non-Employee Director Compensation

	Fees Earned or	Stock	All Other
	Paid in Cash	Awards	Compensation	Total
Name	($)	($)(1)(2)	($)(3)	($)

John J. Boyle III	106,000	70,000	6,000	182,000
Mickey P. Foret	114,068	70,000	0	184,068
Lois M. Martin	107,952	70,000	6,390	184,342
Krish A. Prabhu, Ph.D	114,000	70,000	0	184,000
John E. Rehfeld	117,051	70,000	5,000	192,051
David A. Roberts	103,000	70,000	10,050	183,050
William R. Spivey, Ph.D	191,500	70,000	0	261,500
Larry W. Wangberg	110,750	70,000	0	180,750
John D. Wunsch	107,000	70,000	0	177,000

(1)	The amounts in this column are calculated based on the fair market value of our common stock on the date the award was made in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Each non-employee director received 10,687 RSUs on February 10, 2010.

(2)	As of September 30, 2010, the members of our Board held RSUs and shares issuable pursuant to stock options as follows: for Mr. Boyle, (a) 45,237 RSUs and (b) 10,535 stock options; for Mr. Foret, (a) 45,237 RSUs and (b) 20,564 stock options; for Ms. Martin, (a) 45,237 RSUs and (b) 16,696 stock options; for Dr. Prabhu, (a) 38,544 RSUs and (b) 0 stock options; for Mr. Rehfeld, (a) 44,591 RSUs and (b) 16,696 stock options; for Mr. Roberts, (a) 38,544 RSUs and (b) 0 stock options; for Dr. Spivey, (a) 45,923 RSUs and (b) 16,696 stock options; for Mr. Wangberg, (a) 45,237 RSUs and (b) 34,945 stock options; and for Mr. Wunsch (a) 47,732 RSUs and (b) 23,409 stock options.

(3)	The amounts represent charitable contributions made by ADC on behalf of the directors under the CLIC Program and the Matching Gift Program. These programs are operated on a calendar year basis. Mr. Robert’s and Ms. Martin’s totals include some payments made in fiscal 2010 for calendar year 2009 activity.
Review of Director Compensation
     The Compensation Committee periodically reviews Board compensation based on market analysis provided by the Compensation Committee’s compensation consultant. In establishing compensation for fiscal 2010, this consultant was Pearl Meyer & Partners. The compensation consultant advises the Compensation Committee regarding the competitive position of Board compensation relative to our peer group (as described in the CD&A later in this proxy statement). There are no planned changes to director compensation for fiscal 2011 at this time.
EXECUTIVE COMPENSATION
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis (the “CD&A”) with management. Based on our review and discussions with management, we recommend to the Board that the CD&A be included in our Annual Report on Form 10-K for the year ended September 30, 2010.
The Compensation Committee:
John E. Rehfeld, Chair
David A. Roberts
William R. Spivey, Ph.D
Larry W. Wangberg
John D. Wunsch

Compensation Discussion and Analysis
Introductory Note
     The consummation of the transactions contemplated by our merger agreement with Tyco Electronics Ltd. will constitute a “change in control” and cause accelerated vesting of all equity awards held by our executive officers and employees. For more information on the effect of the transactions contemplated by this merger agreement on executive compensation, please refer to Item 3 of ADC’s Schedule 14D-9 filed with the SEC on July 26, 2010, as amended.
Executive Summary
     Our executive compensation programs continue to be guided by the following general principles: (1) providing competitive pay relative to our peers, (2) ensuring that a significant portion of executive compensation is tied directly to company performance, (3) aligning the interests of our executives with those of our shareowners through the use of equity compensation awards, and (4) utilizing compensation elements that help retain our executives. In using these principles to structure compensation programs we seek to ensure that median levels of performance for our company relative to the performance of our peers will result in (1) median levels of compensation relative to that paid to executives of our peers, (2) above-median levels of performance relative to our peers will result in above-median levels of compensation relative to that paid to executives of our peers, and (3) below median levels of performance relative to our peers will result in below median levels of compensation relative to that paid to executives of our peers. In structuring compensation programs we also take into account the industry and macro-economic conditions in which we operate as well as the need to provide incentives towards specific financial or operating goals.
     Unprecedented industry and macro-economic conditions began to impact our business significantly late in fiscal 2008. Due to the prolonged economic downturn, we made three key decisions regarding compensation for fiscal 2010:
(1)	We limited the salary increase budget levels for all of our employees worldwide for fiscal 2010 to be consistent with the reduced levels implemented in fiscal 2009. As a result, our named executive officers received salary increases of 2.0%.

(2)	We did not increase the number of shares subject to our annual equity grants made in November, 2009 despite the fact our stock price declined significantly between the time we initially determined the number of shares that would be subject to equity award grants and the grant date due to the administrative delay between the time equity value is determined and the grant date. As a result, the values of the equity grants that were delivered to our executives were significantly lower than originally planned; and

(3)	With respect to executive and employee incentive programs, we added an operating expense cost reduction goal to encourage and reward our employees for their efforts in reducing costs through a variety of process improvement and cost reduction initiatives.
     This CD&A addresses who determines compensation for our executives, the objectives and philosophies of our executive compensation program, the means by which levels of compensation for executives are determined and the elements of compensation we use in our compensation program.
     The principal elements of our executive compensation program for fiscal 2010 were:
•	Base salary;

•	Annual, performance-based cash incentives;

•	Long-term incentives;

•	Benefits and perquisites; and

•	A change-in-control severance pay plan and other severance pay arrangements and practices.
     References in the CD&A to “total compensation” refer to the sum of base salary, target annual cash incentives and the fair value of long-term equity incentives on the date of grant.
The Role of the Compensation Committee
     The Compensation Committee reviews, assesses potential risks of and approves executive compensation programs and specific compensation arrangements with the named executive officers. The Compensation Committee is composed entirely of independent outside directors, as currently defined by the SEC rules and the NASDAQ Global Select Market listing standards. For more information on the role and responsibilities of the Compensation Committee, we encourage you to review the Compensation Committee Charter, which is posted on our website at http://investor.adc.com/governance.cfm.
The Role of the Compensation Consultant
     The Compensation Committee charter permits the Compensation Committee to engage independent outside advisors to assist the Compensation Committee in the fulfillment of its responsibilities. The Compensation Committee engages an independent executive compensation consultant, who provides it with information, advice and counsel. Typically, the consultant assists the Compensation Committee by independently reviewing:
•	Our executive compensation policies, practices and designs;

•	The mix of compensation established for our named executive officers as compared to our peer group and other selected market survey data;

•	Market trends and competitive practices in executive compensation; and

•	The specific compensation package for our Chairman, President and Chief Executive Officer, Mr. Switz.
     Beginning July 21, 2009, the Committee engaged Pearl Meyer & Partners as its independent consultant. Pearl Meyer & Partners does not provide any other compensation or benefit consulting services to ADC, other than for director compensation.
     Throughout fiscal 2010, the consultant met periodically with the Compensation Committee in the regularly scheduled committee meetings. Separately, the consultant also met with the Chair of the Compensation Committee and management representatives in preparation for scheduled Compensation Committee meetings. In these preparation meetings, the efficacy of executive compensation programs was discussed, market survey and peer group data were reviewed, and new programs and modifications to existing programs were reviewed. The consultant offered its opinions concerning management recommendations, made its own recommendations and otherwise advised the Compensation Committee concerning executive compensation at ADC, including compensation for Mr. Switz and the other named executive officers. The consultant also advised the Compensation Committee on the composition of the below described peer group. The consultant provided the framework for management’s review of risks associated with executive and employee compensation. On occasion, the consultant was directed to perform analysis concerning potential new programs or other matters of interest to the Compensation Committee.
The Role of Executive Management in the Process of Determining Executive Compensation
     The Compensation Committee makes the final determination of the executive compensation package provided to each of our named executive officers. Mr. Switz makes recommendations to the Compensation Committee and participates in the decisions regarding executive compensation for named executive officers other than him. Each of these other executives reports directly to Mr. Switz. Ms. Owen, our Vice President and Chief Administrative Officer, is responsible for administering our executive compensation program and ensuring the assessment of potential risks associated with compensation decisions is performed and brought to the attention of the Compensation Committee. Ms. Owen also reviews significant proposals or topics impacting executive compensation with the Compensation Committee. Mr. Mathews, our Chief Financial Officer, is responsible for providing information and analysis on various aspects of our executive compensation plans, including financial analysis relevant to the process of establishing performance targets for our Management Incentive Plan (“MIP”) and our Executive Management Incentive Plan (“EMIP”) as well for performance-based restricted stock unit and cash unit awards (“PSUs” and “PCUs”). Mr. Pflaum, our Vice President and General Counsel, acts as Secretary to the Compensation Committee as well as the full Board and other Board committees. Although members of our management team participate in the process of determining executive compensation at the request of the Compensation Committee, the Compensation Committee also meets regularly in executive session without any members of the management team present. The compensation arrangements for Mr. Switz were approved in such executive sessions.
Key Considerations and Process
Program Objectives and Reward Philosophy
     Our Compensation Committee is guided by the following key objectives and reward philosophies in the design and implementation of our executive compensation program:
•	Pay for performance. Our compensation program must motivate our named executive officers to drive ADC’s business and financial results and is designed to reward both near-term performance as well as sustainable performance over a longer period. We believe the “at risk” portion of total compensation (i.e., the incentive programs under which the amount of compensation realized by the executive is not guaranteed and increases with higher levels of performance or decreases with lower levels of performance) should be the largest component of an executive’s compensation. Because we seek to balance rewards for both near-term as well as longer-term performance, we believe executives are driven to grow our business without undue incentive to take risks that would materially harm our business in the short-term or threaten the long-term sustainability of our business.
•	Competitive pay. Competitive compensation programs are important to attract and retain a high-performing executive team. We believe that total compensation for our executive officers should be within the median range of the total compensation for executives at companies with whom we compete for executive talent. The Compensation Committee considers a range around median to account for variability in market data. For our CEO, the median range is defined as the median of compensation earned by similarly situated executives employed by companies within our peer group. For our named executive officers other than our CEO, the median range is defined as the median of compensation (base salary, short-term incentives and long-term incentives) earned by similarly-situated executives employed by companies within our peer group and also those executives employed by companies included in market surveys we analyze. Market surveys are used to balance peer group information since not all executive positions are reported by peer companies.
•	Alignment with shareowners. Our executives’ interests must be aligned with the interests of our shareowners. A key objective of our compensation program is to motivate and reward our executives to drive performance which leads to the enhancement of long-term shareowner value. A key compensation element in this regard is the use of equity compensation awards.
•	Retention. Given the volatility of the current worldwide economic situation, a critical objective is the retention of our management team to ensure continuity of the business.
     Analysis of Risk Taking Behaviors. In structuring our compensation program we work to balance the above objectives. Historically, the three primary compensation elements of base salary, annual cash incentives and long-term equity have been designed to reward long-term performance by heavily emphasizing the proportion of long-term equity compensation. In light of the changing economic environment and the heightened sensitivity to compensation incentives that may encourage excessive risk-taking by management, the Compensation Committee initiated a review and analysis of all compensation programs during fiscal 2010 with guidance from its consultant. This review reinforced the Compensation Committee’s belief that the current allocation of weightings of these compensation elements is appropriate and does not encourage excessive risk-taking that would be reasonably likely to cause a material adverse effect on our business. Thus, while we place a strong emphasis on pay for performance and the long-term, the Compensation Committee strives to structure a program that provides sufficient incentives for executive and other employees to drive business and financial results, but not to the point of encouraging excessive and unnecessary risk taking behaviors that would threaten the long-term sustainability of our business. As part of the risk management process, the Compensation Committee plans to evaluate whether certain contractual claw back provisions should be implemented going forward based on clarification of legal regulations and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
     The Compensation Committee helps to ensure the balance described above through the following means:
•	Providing executives with competitive base salaries that typically are within the median range for executives at companies with whom we compete for executive talent. We believe this helps to mitigate risk-taking behaviors while also providing an incentive for executives to retain their employment with us;

•	Generally utilizing a mix of compensation elements that is within the median range for the mix of executive compensation provided by companies in our peer group and market survey data we review. In this regard, we believe our compensation programs do not encourage risk taking behaviors in a manner that is materially different from our peers;

•	Reliance upon rigorous business and financial planning processes to establish financial and business performance metrics for incentive plans that, while challenging, are designed to be achievable. We believe the establishment of aggressive but realistic and achievable targets mitigates the potential that our executives will engage in excessive risk-taking behaviors;

•	Limiting the amount of payouts available to executives under short-term cash based incentive programs such as our EMIP and MIP. By limiting potential payouts under these incentive programs, we believe we mitigate the potential that our executives will engage in excessive risk-taking behaviors that might compromise our long-term viability;

•	Utilizing ranges of performance to determine the amount of incentive compensation an executive will receive under both short-term and longer-term performance-based incentive programs. We believe this approach is less likely to encourage risk-taking behaviors than a measurement that provides the executive with an “all or nothing” basis for compensation;
•	Utilizing a variety of performance measures (e.g., net sales, operating income, earnings per share, etc.) when structuring short-term and long-term incentive plans as opposed to a single measure that could cause executives to focus their attention on limited aspects of our business performance to the detriment of other performance aspects;

•	Providing executives with long-term equity-based compensation awards each year. We believe that as executives accumulate these awards over a period of years they become incented to take actions that promote the longer-term sustainability of our business;

•	Utilizing stock ownership guidelines that encourage executives to retain a significant long-term position in our common stock and thereby incent them to work to retain the long-term sustainability of our business; and

•	Providing almost every ADC employee with variable pay where some portion of each employee’s pay is at-risk and tied to ADC’s success. We believe this enhances teamwork and encourages diligence in ensuring we are doing the right things to be successful.
     In applying our program objectives and reward philosophies, the Compensation Committee takes into account the following key considerations and uses the following processes:
     Competitive Market Assessment. We regularly conduct a competitive market assessment for each of the primary elements of our executive compensation program. The Compensation Committee does not apply any formulaic approach in setting compensation resulting from the market assessment. Instead, as described above, this information is used to help determine a potential range of compensation, which is then balanced against a variety of other factors in making a final determination of each executive’s compensation. The Compensation Committee used the following sources of information in setting total compensation for fiscal 2010:
•	Compensation Peer Group Information. For fiscal 2010, the Compensation Committee considered executive compensation information from the proxy statements of 18 “peer group” public companies with revenues ranging from $0.5 billion to $4.0 billion. The peer group is composed primarily of communications infrastructure companies. In addition to a comparable revenue range, the selection of companies for inclusion within the peer group was also based upon a consideration of whether each selected company has a comparable range of total assets and market capitalization. Each year, the Compensation Committee reviews the list of companies comprising the peer group and the list can be modified by the Committee. For fiscal 2010, the following companies were included in our comparison peer group for executive compensation purposes:
Fiscal 2010 Comparison Peer Group

3Com Corporation	CommScope, Inc.	Powerwave Technologies
Adtran, Inc.	Global Crossing	Tellabs, Inc.
Amphenol Corporation	Hughes Communications, Inc.	Thomas & Betts Corp.
Arris Group	JDS Uniphase, Inc.
Belden, Inc.	Molex, Inc.
Black Box	NETGEAR
Brocade Communications	Polycom, Inc.
Ciena
For fiscal 2010 we enlisted our independent consultant to the Compensation Committee to help us review our list of peer companies. The focus of this review was not only on industry and size, but global footprint and complexity. As a result, several companies were dropped from our list as they did not fully meet our new criteria. These included: Avocent, General Cable, Harris Corporation, Quanta Services, and Superior Essex. Brocade, Global Crossing and NETGEAR were added to the list as they are companies of a similar size, business complexity and global footprint as us.

•	Aon-Radford Executive Survey. This survey provides base salary and short-term and long-term incentive information for United States-based high-technology and manufacturing companies. The Compensation Committee considers information for companies included in this survey with revenues ranging from $1 billion to $3 billion.

•	Watson Wyatt Survey Report on Top Management. We obtained information from the manufacturing super sector segment of this survey, which includes companies with revenues ranging from $0.5 billion to $2.5 billion. This survey includes data on base salary and short-term and long-term incentive compensation.

•	Hewitt Total Compensation Measurement. Hewitt provides a broad-based comprehensive executive compensation survey in the United States which includes base salary and incentive information. The companies in the Hewitt survey that we considered were in the $1.0 billion to $2.5 billion revenue range.

•	Buck Consultants’ Summary Trends in Global Equity Compensation. This report is based on a survey of long-term incentive compensation programs at primarily United States-based publicly-held high technology companies that collectively make equity grants in over 35 countries.
     Survey sources generally are utilized to supplement compensation peer group data analyzed by our consultants, especially for those officer positions outside the named executive officers where little or no peer data is available. Peer group data is used exclusively in providing a market view for our CEO. For named executive officers other than the CEO, survey data is weighted approximately evenly with available peer group data. The Compensation Committee does not have any input or control over the companies that participate in these survey sources and the individual participating companies are not a factor in compensation decisions.
     Financial and Strategic Objectives. Our management team developed our fiscal 2010 annual operating plan, which was approved by our Board. The Compensation Committee utilizes this financial plan in the development of compensation plans and performance goals for our named executive officers for the next fiscal year.
     Considerations for Mr. Switz. In fiscal 2010, the total opportunity for Mr. Switz was within the median range of chief executive officers of companies within our peer group. The Compensation Committee considers the following additional factors in setting the compensation arrangements for Mr. Switz:
•	An annual assessment of his performance conducted by our Governance Committee (based on evaluations from the entire Board);

•	Mr. Switz’s tenure, skills and experience;

•	The financial and strategic results achieved by ADC for the last fiscal year relative to the pre-established objectives in our annual operating plan and three-year strategic plan;

•	The financial plans and strategic objectives for the next fiscal year;

•	Input from the independent compensation consultant retained by the compensation Committee; and

•	Other strategic and operational factors critical to the long-term success of our business (e.g. succession planning and transition).
      In determining Mr. Switz’s total compensation for fiscal 2010, the Compensation Committee met with its consultant. The Compensation Committee’s desire was to recognize Mr. Switz’s leadership during a particularly difficult fiscal 2009, his sustained leadership and contributions to the organization through both positive and negative business cycles and to reinforce the company’s overall compensation philosophy.
      The Compensation Committee annually reviews ADC performance relative to business plan and pre-set incentive plan goals in determining compensation. In fiscal 2010, the Compensation Committee also was provided an analysis by its independent consultant regarding ADC’s historical financial and stock performance relative to our identified peer group as supplemental background.
     Our overall composite performance based on these measures was deemed to be at approximately the 50th percentile of our peer group and, therefore, within the median range of our peer group. The Compensation Committee also reviewed information concerning Mr. Switz’s total compensation compared to the median range of total compensation of the CEOs of companies within our peer group. Mr. Switz’s total compensation was within the median range.

     Considerations for Other Named Executive Officers. In fiscal 2010, the total compensation of each of our named executive officers other than Mr. Switz was within the median range of similarly situated employees of companies within our peer group and the salary surveys we utilize. The Compensation Committee considers the following factors in setting the compensation arrangements for each of the other named executive officers:
•	Mr. Switz’s assessment of the named executive officer’s individual performance and contributions to ADC’s performance for the most recent fiscal year as well as the performance and contributions made over a sustained period of time (through both positive and negative business cycles);

•	The named executive officer’s tenure and experience;

•	ADC’s business and financial performance for the last fiscal year relative to pre-established objectives;

•	The market survey and peer group competitive data described above applicable to each named executive officer’s specific position at ADC;

•	Mr. Switz’s recommendations regarding compensation levels for the other named executive officers;

•	Input from the independent consultant retained by the Compensation Committee;

•	An assessment of the named executive officer’s ability to take on additional responsibility in the future; and

•	An evaluation of the skill set of each named executive officer, including an assessment of how effective or unique the skill set is, how difficult it would be to replace the executive and the relative importance of the skill set to the accomplishment of our business objectives.
Application of Objectives and Reward Philosophy to our Fiscal 2010 Executive Compensation Program
Compensation Mix.
     Fiscal 2010 Compensation Mix. The table below illustrates the fiscal 2010 mix of total compensation for each of the named executive officers and the allocation between (1) performance- and non-performance based elements of total compensation; (2) annual and long-term elements of performance-based compensation; and (3) cash- and equity-based elements of total compensation.
Fiscal 2010 Total Compensation Mix (1)

			Percent of Performance-Based		Percent of Total
	Percent of Total Compensation that is:		Total Compensation that is:		Compensation That is:
	Performance-		Annual		Cash-	Equity-
	Based(2)	Fixed (3)	(4)	Long-Term (5)	Based (6)	Based (7)
Robert E. Switz	74%	26%	35%	65%	52%	48%
James G. Mathews	59%	41%	49%	51%	70%	30%
Patrick D. O’Brien	60%	40%	47%	53%	68%	32%
Kimberly S. Hartwell	57%	43%	52%	48%	72%	28%
Jeffrey D. Pflaum	54%	46%	48%	52%	72%	28%

(1)	For purposes of this table, “total compensation” includes the sum of base salary, target annual cash incentive compensation, the face value, at the time of grant, of full-value shares (including performance-based restricted stock units at target performance) and the present value of stock options used as long-term equity incentive compensation.

(2)	Target annual cash incentive value plus long-term incentive value divided by total compensation.

(3)	Base salary divided by total compensation.

(4)	Target annual cash incentive value divided by the sum of target annual cash incentive value plus long-term incentive value.

(5)	Long-term incentive value divided by the sum of target annual cash incentive value plus long-term equity incentive values.

(6)	Base salary plus target annual cash incentive value divided by total compensation.

(7)	Long-term incentive value divided by total compensation.
     Analysis. The compensation mix for our named executive officers in fiscal 2010 was weighted significantly toward performance-based compensation in accordance with our pay for performance reward philosophy. This mix of compensation elements is within the median range for the mix of executive compensation provided by the companies included in our peer group and the market survey data described earlier in this CD&A. Additionally, and as noted previously, we believe this mix of short-term and long-term compensation adequately balances risk and, therefore, does not motivate inappropriate risk-taking behavior on the part of our executives.
Base Salaries.
     Fiscal 2010 Base Salaries. We pay a competitive base salary to help us attract and retain talented executives. We maintained a conservative view for salary increases in fiscal 2010 due to the ongoing global economic downturn. Our average salary increases for our employees worldwide, including the named executive officers, was approximately equivalent to the average salary increases for employees granted for fiscal 2009, which were already significantly reduced from the average salary increases granted for fiscal 2008. Salary increases were effective January 1, 2010.
     The amount of the annualized base salary and the year-over-year increase for each of the named executive officers in fiscal 2010 is set forth in the following table:
Fiscal 2010 Base Salary Table

			Annualized Percent
	Fiscal 2009	Fiscal 2010	Increase in 2010
Robert E. Switz	$757,000	$772,140	2.0%
James G. Mathews	$340,000	$346,800	2.0%
Patrick D. O’Brien	$345,000	$351.900	2.0%
Kimberly S. Hartwell	$306,000	$312,120	2.0%
Jeffrey D. Pflaum	$306,000	$312,120	2.0%
     In fiscal 2010, Mr. Switz and each of our named executive officers received a 2.0% base salary increase. These salary increases were based upon the competitiveness of the executive’s base salary relative to our peer group as well as an assessment of the executive’s performance in fiscal 2009.
     Analysis. Both base salaries as well as the range of annual salary increases for each of our named executive officers in fiscal 2010 fall within the median range of salaries paid by the companies in our peer group and the salary surveys we reviewed and are consistent with our competitive pay philosophy.
Annual Cash Incentives.
     Annual Cash Incentive Plans. The primary objective of our annual incentive plan is to provide annual financial incentives for our executives to achieve our key company-wide and business unit financial and strategic goals. This is consistent with our pay for performance reward philosophy. Our named executive officers participated in one of the following two annual cash incentive plans for fiscal 2010:
•	The 2010 EMIP, in which Mr. Switz is the only participant; or

•	The 2010 MIP, in which all other named executive officers participate.

     Under both the 2010 EMIP and the 2010 MIP, each participant has a targeted incentive payment that is expressed as a percentage of his or her annual base salary. The actual payment made to each named executive officer could range from 0%-200% of the targeted incentive payment based upon whether the performance criteria of the plan were met. Under both the 2010 EMIP and 2010 MIP, the Compensation Committee established performance criteria and determined the actual payout amounts for each of the named executive officers. Payout amounts under the 2010 MIP were determined using two distinct and separately measured components: a financial performance component which represented 75% of the targeted incentive payment for each named executive officer and an individual performance component which represented 25% of the targeted incentive payment for each named executive officer. Payout amounts under the 2010 EMIP were determined using only a financial performance component.
     Under the 2010 MIP, payouts were only to be made under the financial performance component if we achieved a minimum level of profitability. In fiscal 2010 this trigger for payment was met. Under the 2010 MIP, the actual payouts associated with the financial performance component were then based upon three distinct financial performance metrics: net sales, proforma operating income and operating expense reduction. Each of these metrics was weighted equally in determining payouts associated with the financial performance component. As described in more detail below, performance measures for net sales and proforma operating income were established on both a company-wide basis as well as, if applicable, for the business unit in which the named executive officer was employed. Performance measures for operating expense reduction were established only on a company-wide basis. Based on our financial performance each named executive officer could earn between 0%-200% of their target incentive associated with each of the three metrics for the financial performance component. In addition, the performance measures for each of the financial performance component measures were blended together to determine a composite financial performance measure that is between 0% and 200% of a target. For the named executive officers other than Mr. O’Brien, 75% of the 2010 MIP target was based upon company-wide performance goals. For Mr. O’Brien, 25% of his targeted percentage attributable to financial performance was based upon financial performance of the business unit he oversaw and the remaining 50% was tied to company-wide financial performance goals.
The following table sets forth the fiscal 2010 mix of metrics at target for each named executive officer:

	R. Switz	J. Matthews	P. O’Brien	K. Hartwell	J. Pflaum
% of Target Annual Incentive Opportunity	EMIP	MIP	MIP	MIP	MIP
ADC-Level Net Sales	25%	25%	12.5%	25%	25%
ADC-Level Adjusted Operating Income	50%	25%	12.5%	25%	25%
ADC-Level OpEx Reduction	25%	25%	25%	25%	25%
GCS Business Unit Net Sales	0%	0%	12.5%	0%	0%
GCS Business Unit Adjusted Operating Income	0%	0%	12.5%	0%	0%
Individual Business Objectives	0%	25%	25%	25%	25%
     The payouts associated with the individual performance component were based on the achievement of individual performance objectives established based on the plan participant’s strategic priorities. Individual objectives included, for example, support of cost reduction initiatives, operational execution excellence, execution of strategic transactions and initiatives strategic business plan development and execution, cash management, and customer focus and support. Each named executive officer could earn between 0%-100% of their target incentive associated with the individual performance component dependent on how well they performed their individual objectives. At the end of fiscal 2010, Mr. Switz assessed the performance of each named executive officer (other than himself) and made a recommendation to the Compensation Committee on the amount of payout to be made to each of the other named executive officers. The Compensation Committee approved the final amount of each 2010 MIP payout. In addition, at the discretion of the Compensation Committee each named executive officer could earn more than 100% of this target incentive based on their overall job performance if our composite performance measure was in excess of our target for the year. The total aggregate payout for this individual performance component could not exceed the composite performance measure. More information on the measurement and calculation of payments under the 2010 EMIP and MIP are described below in the section entitled Fiscal 2010 Incentive Plan Performance Goals and Results.
     As stated above, the 2010 EMIP did not include an individual performance component. Further, the 2010 EMIP was designed to ensure the tax deductibility of annual incentive payments. Under the 2010 EMIP, the Compensation Committee established a financial threshold as a condition to any incentive payout. The Compensation Committee then had the discretion to lower (but not raise) the amount actually paid under the 2010 EMIP if the specified financial threshold was achieved. For purposes of determining the final incentive payout amount under the 2010 EMIP, the Compensation Committee administered the plan such that the payout amount for Mr. Switz was the same as it would have been under the 2010 MIP based upon performance against the company-wide financial goals established under the 2010 MIP (as below described).
     Fiscal 2010 Incentive Plan Performance Goals and Results. The performance goals established for the 2010 MIP were derived from our annual operating plan, which had targeted revenue and profitability growth at rates higher than the global revenue growth rates expected for our industry at the time the plan was established. These performance targets were established in consideration of the difficult industry and macro-economic conditions we encountered in fiscal 2009. The following are detailed descriptions of the three performance metrics that were used in the 2010 MIP:
•	Proforma Operating Income: Operating income is a key measure of our overall business success. This is calculated as net sales less all expenses incurred to produce our products or deliver our services. Expenses include direct material and labor costs as well as regional and business unit costs, including engineering, sales and marketing expenses, and corporate overhead costs. The calculation of proforma operating income does not include interest income, interest expense, income tax or other non-operating income. It also excludes restructuring and other one-time expenses that are not reflective of the results of our ongoing business operations.

•	Net Sales: Net sales is commonly used as a key performance measure both in our peer group and among United States public companies in general. The amount of net sales was determined in accordance with Generally Accepted Accounting Principles (GAAP) for goods shipped or services provided to third party customers, net of returns received and discounts.

•	Operating Expense (OpEx) Reduction: In 2010, aggressive reductions to our operating expenses were key to achieving our overall Operating Income objectives. Operating expense is the annualized company-wide operating expense including sales, general, administrative and research and development costs excluding all incentives. We based our target as a reduction from fiscal 2009’s operating expense levels.
The following table sets forth the business goals for the fiscal 2010 MIP and the corresponding financial results for the year:
Fiscal 2010 Incentive Plan Business Performance Goals and Results

	Fiscal 2010 Target	Fiscal 2010 Results	Incentive Payout
Metric(2)	($)	($)	Percentage (1)
ADC-Level Net Sales	1,066.2	1,156.6	184%
ADC-Level Adjusted Operating Income	17.0	59.1	200%
ADC-Level OpEx Reduction	16.0	25.6	180%
GCS Business Unit Net Sales	857.4	868.7	115%
GCS Business Unit Adjusted Operating Income	34.6	79.1	200%

(1)	This column shows the actual composite payout percentage relative to the target for each particular business performance metric in the 2010 MIP.

(2)	The combined ADC level metrics accounted for 75% of the total targeted 2010 MIP opportunity for Mr. Mathews, Ms. Hartwell and Mr. Pflaum and 50% of the total targeted 2010 MIP opportunity for Mr. O’Brien. For named executive officers other than Mr. Switz, 25% of the incentive plan payout is based on achieving individual performance objectives. The combined ADC level metrics accounted for 100% of the 2010 EMIP opportunity for Mr. Switz. The combined Global Connectivity Solutions (“GCS”) business unit metrics accounted for 25% of the total targeted 2010 MIP opportunity for Mr. O’Brien.

The following table sets forth the fiscal 2010 awards paid under the 2010 MIP and the 2010 EMIP to our named executive officers:
Fiscal 2010 Annual Incentive Summary

		Fiscal 2010		Actual Fiscal 2010
	Fiscal 2010	MIP/EMIP		MIP/EMIP
	Eligible	as a % of	Total Fiscal 2010	Payout as a %
Name	Base Salary($)	Base Salary	Award($)	of Target Incentive
Robert E. Switz	767,831	100%	1,466,365	191.0%
James G. Mathews	344,865	70%	446,980	185.2%
Patrick D. O’Brien	349,936	70%	445,361	181.8%
Kimberly S. Hartwell	310,378	70%	404,998	186.4%
Jeffrey D. Pflaum	310,378	55%	326,377	191.2%
     Analysis. The target payout amounts for our 2010 MIP are based on a percentage of the participant’s annual base salary and may not exceed 200% of the target amount. These percentages are within 15% of the market medians of short-term incentives paid to individuals holding similar positions at the companies in the market survey data and peer group data we reviewed for fiscal 2010. As depicted above, the named executive officers, other than Mr. Switz, were awarded payouts ranging from 181.8% to 191.2% of their total targeted 2010 MIP payout. Mr. Switz received 191.0% of his total targeted 2010 EMIP payout amount. Consistent with our pay for performance philosophy, for fiscal 2007 through 2010, the payout for performance against goals for the named executive officers has ranged from 0% to 191.2% of the annual target payout amount. The volatile and challenging industry and market conditions in which we operate contributes to significant variations in annual performance against goals and incentive payout amounts against the target level of payout.
     Long-Term Incentives.
     Program Design for Long-Term Incentives. We make long-term equity incentive awards to our executive officers each year. Historically these awards have been made in December, but with the change in our fiscal year end to September 30th the practice has been changed so that awards occur in November of each year, beginning with fiscal 2010. These annual awards represent the largest component of the targeted value of the total compensation paid to our named executive officers. The primary objectives of our equity incentive program are to:
•	Align the interests of our executive officers with the interests of our shareowners through stock awards which have multi-year vesting requirements and which provide a significant incentive for executives to focus on increasing long-term shareowner value;

•	Provide a competitive total compensation package based upon our assessment of our peer group and other market survey data described earlier in this CD&A; and

•	Provide a financial incentive to help retain our executives over a multi-year period.
     In fiscal 2009, two special one-time long-term incentive award programs were implemented. These programs were developed in light of Board succession planning concerning the eventual retirement of Mr. Switz and the Board’s desire to drive higher levels of performance in the face of a very challenging economic environment. The first such program consisted of a grant of PSUs for our CEO, Mr. Switz, and was designed with performance criteria intended to ensure and reward a successful CEO succession planning process under the direction of the Board, as well as an effective transition to a successor CEO during the term of the PSUs. The second program is a Special Performance program which is described below in more detail. It was developed to motivate superior performance and retain critical executives through the succession planning and transition process to a successor CEO. Mr. Switz is not a participant in the Superior Performance program.
          Long-Term Incentive Awards Impacting Fiscal Year 2010 Executive Compensation.
•	Incentive stock options (“ISOs”) and non-qualified stock options. Stock options are a contract between the company and the option holder under which the option holder may purchase a share of ADC stock in the future at a pre-set exercise price. Our stock options are granted on the date that they are approved by the Compensation Committee at an exercise price equal to the final closing price of the stock as reported on the NASDAQ Global Select Market on the date of grant. Stock options granted in fiscal 2010 vest ratably over a four-year period and have a seven-year term, subject to earlier vesting upon the occurrence of certain events. The primary difference between ISOs and non-qualified stock options is the income tax treatment to ADC and the option holder upon exercise. We issued a combination of ISOs and non-qualified stock options in fiscal 2010 to provide potential tax advantages to ADC and our executives to the extent permitted under U.S. income tax regulations. As the potential value ultimately realized by the option holder upon exercise increases with improvement in our stock price, stock options provide incentive for our executives to drive performance leading to increases in long-term shareowner value.

•	Performance-based restricted stock units. A PSU is an award that converts into shares of ADC common stock on a one-for-one basis when certain pre-established vesting criteria are met. Vesting of PSUs is contingent on both continued employment during a three-year vesting period and company-wide achievement of one-year and cumulative adjusted earnings per share (“EPS”) targets during a three-year performance period. PSUs are also subject to earlier vesting upon the occurrence of certain events. Starting with PSUs granted in fiscal 2009, the PSU vesting formula has provided that 75% of the value of the PSU grant is earned based upon the achievement of the first year’s EPS target, while the remaining 25% is earned based upon the achievement of the cumulative three-year EPS target. The Compensation Committee determined that a current-year EPS target should be included due to the increased difficulty of establishing a three-year target during this period of economic uncertainty. For grants made prior to fiscal 2009, the PSU vesting formula provided that 100% of the value of the PSU grant is based upon the achievement of the cumulative three-year PSU target. The PSUs granted during fiscal 2010 have a range of potential payout amounts from 0% to 200% of the targeted value of the awarded PSUs. Due to the three-year vesting period and the general uncertainty regarding the global economy, including the telecommunications industry, the likelihood that the performance target will be achieved may vary greatly from time to time. The company evaluates the likelihood of achieving the performance targets for PSUs at each quarterly financial reporting period.
PSUs Granted During Fiscal 2010. In fiscal 2010, as part of the goal setting process for PSUs, the Compensation Committee reviewed the planned results of our three-year strategic financial plan, a plan developed by our senior executives and approved by the Board. The Compensation Committee also considered the performance goals for outstanding PSU grants from prior years for which the performance vesting period is not yet completed, as well as competitive market practices. We presently believe there is a greater than 75% likelihood that the performance criteria for these PSUs will be achieved. This estimate is subject to change and neither the Compensation Committee, nor ADC, can give any assurances that this estimation will remain the same. None of our named executive officers for fiscal 2010 elected to receive PSUs under our Equity Choice Program, which is described below.

PSUs Granted During Fiscal 2009. We presently believe there is less than a 10% likelihood that the performance criteria for these PSUs will be achieved. Therefore, we are not currently accruing expenses for fiscal 2009 PSU grants. This estimation is subject to change and neither the Compensation Committee, nor ADC, can give any assurances that this estimations will remain the same.

On September 30, 2009, the Compensation Committee approved a special one-time grant of 209,832 PSUs to Mr. Switz. The vesting of these restricted stock units is subject to the satisfaction of performance criteria related to the Board’s succession planning and transition process for the Chief Executive Officer position. If the CEO succession planning and transition performance criteria are satisfied, these restricted stock units are scheduled to vest on December 31, 2011. We currently believe there is more than a 50% likelihood this award will vest. This estimation is subject to change and neither the Compensation Committee, nor ADC, can give any assurances that this estimation will remain the same.

PSUs Granted During Fiscal 2008. The performance criteria for these PSUs were not met and the PSUs will expire in January 2011.

PSUs Granted During Fiscal 2007. Subject to each recipient’s continued employment with ADC through January 11, 2010, the fiscal 2007 PSUs vested because we achieved a cumulative EPS during the performance period that exceeded the financial performance threshold. An EPS target of $1.62 for the fiscal 2007 PSUs was established by calculating a 6% compounded annual growth rate based on our fiscal 2006 EPS, the baseline year’s actual achievement. The Compensation Committee arrived at the 6% growth rate based on an average U.S. gross domestic product growth rate of 3% plus a forecasted telecommunications infrastructure industry growth rate of 3%. No adjustments were made for the fiscal year 2007 PSU grants due to the change in fiscal year.

Starting with fiscal 2007 PSU awards, the Compensation Committee expressly reserved the discretion to take into account extraordinary circumstances and material unforeseen events that may occur during the performance measurement period when calculating performance against the EPS target. Each year the Compensation Committee reviews the EPS results to determine whether any adjustments are needed to account for such extraordinary and unforeseen events. To date, the Compensation Committee has exercised this discretion on three occasions. Once, to exclude a special $10 million contribution by ADC to the ADC Foundation, the proceeds of which will be used for charitable purposes. The second occasion was to exclude the impairment charges related to auction rate securities held by ADC due to the fact that such charges arose from extraordinary developments in the credit markets and did not reflect the on-going performance of our business operations. The third occasion was to exclude the impairment charges and goodwill associated with writedowns mandated under U.S. GAAP, which were necessitated by the sustained decline in ADC’s market capitalization below book value as a result of the global economic crisis. These actions were taken into account for all performance-based equity and cash unit grants made in fiscal 2007, 2008 and 2009.
•	Time-based restricted stock units. An RSU is an award that converts into shares of ADC common stock on a one-for-one basis once a time-based vesting requirement is met. All RSUs granted in fiscal 2010 vest at the end of a three-year period following the date of grant or earlier upon the occurrence of certain events, provided the executive officer remains employed by ADC during the given period. These awards are designed primarily to attract and retain senior executives. Because the value of an RSU increases as the market value of our stock increases, RSUs also provide incentive for award recipients to drive performance that leads to improvement in the market value of our stock.

•	Performance-based cash unit. A PCU is an award that converts to cash (U.S. dollars) on a one-for-one basis when the pre-established vesting criteria are met. Vesting of PCUs is contingent on both continued employment during the three-year vesting period and the company-wide achievement of pre-established adjusted EPS targets over one and three-year performance measurement periods. PCUs are also subject to earlier vesting upon the occurrence of certain events. The EPS target has been tied directly to the planned results of our three-year strategic financial plan. The PCU vesting formula provides that vesting of 75% of the value of the PCU grant is earned based upon the achievement of the first year’s EPS target, while the remaining 25% is earned based upon the achievement of the cumulative three-year EPS target. As the PCU targets are based on the three-year strategic financial plan of the company, the targets when set are meant to be a realistic depiction of the three-year financial aspirations of ADC which, while challenging, should be achievable. The PCUs granted during fiscal 2010 included a payout range from 0% to 200% of the targeted value of the PCU award. We are not accruing expenses for the fiscal 2009 PCU grants because it appears unlikely at this time that the performance criteria for these PCUs will be achieved. Neither the Compensation Committee, nor ADC, can give any assurance that this estimation will remain the same.

•	Superior Performance Long-Term Incentive Program. At the end of fiscal 2009, our Compensation Committee approved the grant of performance-based rights awards as well as time-based restricted stock units under the Superior Performance Program. The Superior Performance Program is a special one-time program that was developed in light of Board planning concerning the eventual retirement of Mr. Switz as well as the Board’s desire to drive higher levels of performance in the face of a very challenging economic environment. Our named executive officers (other than the CEO) and other key executives are participants in this program. This program is intended to incent and reward superior business performance and also provide a retention incentive over a three fiscal year period. Under the Superior Performance Program, participants have the opportunity to earn RSUs (or, at the discretion of the Compensation Committee, restricted cash units) through the achievement of financial performance that is significantly higher than our recent levels of financial performance. The performance criteria for this program will be measured on operating income as a percentage of net sales, adjusted for certain items. Depending on the level of ADC’s adjusted operating income percentage for fiscal 2011, participants can earn a grant of RSUs (or restricted cash units) with a value at the time of grant ranging from zero to three times a specified targeted award value. The target award value for each individual is an amount equal to two times their base salary at the time the program was implemented. The actual number of RSUs issued will be calculated based upon the value of our common stock on the date the RSUs are issued following the determination of ADC’s actual adjusted operating income percentage for fiscal 2011. Upon issuance, these RSUs (or restricted cash units) would then be further subject to time-based vesting until January 2, 2013, the intent of which is to ensure the sustainability of performance achieved during fiscal 2011. By including a further time-based vesting requirement following the achievement of the performance criteria in fiscal 2011, our Compensation Committee intended to ensure that the participants in the plan are incented to achieve superior financial performance that can be sustained over a longer period of time.

Participants in the Superior Performance Program also received an award of RSUs that is subject to time-based vesting requirements tied to continued employment with the company until January 2, 2013. This grant is intended to provide a retention incentive for key executives as we move forward through a very challenging environment and with the prospect of the eventual future transition of our CEO.
     Analysis. Our long-term incentives are consistent in value with those offered by our competition based on our analysis of both market survey information and our peer group when amortized over the term of the grant. The equity compensation awards made to Mr. Switz in fiscal 2010 were made based upon an analysis presented by the Compensation Committee’s independent consultant and a determination by the Compensation Committee that the grants established total compensation within a desired range of median total compensation of the CEOs of companies within our peer group. The Compensation Committee believes these grants recognized Mr. Switz’s financial management of ADC and provided him with significant motivation for future success. Similarly, the equity compensation awards made in fiscal 2010 to the other named executive officers were also based a competitive market analysis presented by the Compensation Committee’s independent consultant and provide the other named executive officers with significant motivation for future success. The specific numbers of stock options and RSUs that were granted to each of our named executive officers in fiscal 2010 are set forth in the table entitled “Fiscal 2010 Grants of Plan-Based Awards” below.
     Equity Choice Program. In fiscal 2008, we began to offer our executives the ability to indicate a preference among a defined mix of different types of equity compensation awards under a program we call “equity choice.” Our named executive officers (other than Mr. Switz) as well as approximately 100 of our senior managers are eligible to participate in the equity choice program. For fiscal 2010, our named executive officers, other than Mr. Switz, were able to indicate a preference for their individual annual equity grants to be made in the form of: (i) 100% stock options; (ii) a mix of one-half stock options and one-half PSUs in approximately equal amounts by value; (iii) a mix of one-third stock options, one-third PSUs and one-third RSUs in approximately equal amounts by value; (iv) a mix of one-half stock options and one-half RSUs in approximately equal amounts by value; (v) a mix of one-half RSUs and one-half PSUs in approximately equal amounts by value; (vi) a mix of one-half RSUs and one-half PCUs in approximately equal amounts by value; or (vii) a mix of one-half PSUs and one-half PCUs in approximately equal amounts by value. We designed each of these alternative selections to have at least one-half of the alternative’s value determined by company and/or stock performance. Under the equity choice program, we value an RSU the same as we value a PSU and we value both RSUs and PSUs higher than we value a stock option. Therefore, to deliver the same targeted value, a recipient would receive a lower number of RSUs and/or lower number of PSU’s when compared to stock options. We value PCUs lower than PSUs, RSUs or stock options as cash is not subject to the volatility of our stock price
     After a named executive officer indicates his or her preference under the equity choice program, our Compensation Committee makes the final determination of the actual amount and form of equity compensation awards made to the named executive officer. This equity choice program is intended to recognize that each participant has unique financial circumstances and personal preferences. We believe that this equity choice program differentiates ADC as an attractive and innovative employer and enhances our efforts to retain and attract superior executive talent. For fiscal 2010, each of our named executive officers other than Mr. Switz elected to receive a mix of one-half stock options and one-half RSUs in approximately equal amounts by value. Although Mr. Switz was not provided a choice, the Compensation Committee determined that his annual long-term equity awards should also be in a mix of one-half stock options and one-half RSU’s in approximately equal amounts by value.
Executive Stock Ownership Guidelines.
          The Compensation Committee also maintains ADC stock ownership targets for executive officers as another means of aligning the interests of the named executive officers and the interests of our shareowners. The stock ownership targets for our named executive officers are expressed as a fixed number of shares, which represent the targeted number of shares that each named executive officer is to own over time. For equity compensation awards made since fiscal 2004, the Compensation Committee instituted a requirement that each executive officer must hold at least 50% of shares received upon the exercise of stock options and the vesting of PSUs and RSUs (after reduction for the payment of taxes and the exercise costs) until such time as the targeted stock ownership level is achieved by the executive.

Officer	Target Ownership of Shares (#)(1)

Robert E. Switz	122,857
James G. Mathews	30,000
Patrick D. O’Brien	30,000
Kimberly S. Hartwell	30,000
Jeffrey D. Pflaum	24,285

(1)	For purposes of this policy, “ownership” is defined to include shares of our common stock acquired and currently held through open market purchases, our 401(k) Plan, and our 401(k) Excess Plan. The policy excludes all shares that are not fully vested.

Executive Severance Pay.
     The levels of severance pay and benefits that may be provided under our severance pay arrangements and practices are intended to be competitive with market practices. The Compensation Committee periodically reviews market practices, considers emerging trends, and has the authority to amend these arrangements prospectively. Our Compensation Committee believes that severance pay and benefits are important elements of a total compensation program designed to attract and retain senior executives, and to support the continuity and alignment of management talent with shareholder interests during the challenging and uncertain time period that surrounds any potential change in control. Executive severance pay is described in detail in the section entitled “Employment, Severance, and Change in Control Arrangements” below.
Executive Benefits and Perquisites.
     Primary Benefits. Our named executive officers are eligible to participate in the same employee benefit plans in which all other eligible U.S. regular employees participate. These plans include medical, dental, life insurance, disability and a qualified retirement savings plan. We also maintain a nonqualified savings plan in which our named executive officers are eligible to participate. This nonqualified plan has the same general plan features and benefits as our qualified retirement plan and is designed for all United States salaried employees who are affected by tax law limits on compensation, contributions and/or deductions from the ADC-sponsored 401(K) plan.
     Cash Allowance in lieu of Perquisites. For a number of years, we have provided each named executive officer with an annual cash allowance in lieu of providing the perquisites available at many other companies. In fiscal 2010, we provided our named executive officers with an annual executive allowance that could be used at their discretion for any purpose, including various professional services (such as financial counseling, tax preparation, estate planning and investment advice), club membership, automobile purchase/lease, or home security systems and services. The specific allowance amount paid to each of the named executive officers in fiscal 2010 is reflected in the Summary Compensation Table below. Any cash allowance provided to our executives is not grossed up for tax purposes.
     Other Perquisites. In addition to a cash allowance for Mr. Switz, we reimburse his membership fees to a country club pursuant to the terms of his employment agreement. We also allow Mr. Switz periodic use of a leased company fleet vehicle for which we pay lease maintenance and registration fees and Mr. Switz pays all operating costs. All officers are provided with business liability insurance paid for by the company. None of these additional perquisites are grossed up for tax purposes.
     Charitable Donation Program. Our named executive officers may participate in our CLIC Program. Under the CLIC Program, we will make a charitable contribution of up to $5,000 in any one year period to a charitable organization in which a named executive officer is actively involved.
     Analysis. Based on our periodic analysis of market surveys and peer group data and input from our compensation consultant, we believe the overall value of our benefit plans and perquisites is competitive with market practices. The Compensation Committee did not consider any changes to the benefit plans and perquisites during fiscal 2010, and therefore, the independent compensation consultant did not conduct a market analysis during fiscal 2010.
Accounting, Tax and Financial Considerations.
     The Compensation Committee carefully considers the accounting, tax and financial consequences of the executive compensation and benefit programs implemented by ADC. The following are some of the more important considerations we took into account when implementing our compensation programs for fiscal 2010:
•	Our 2008 Global Stock Incentive Plan (“2008 GSIP”) was designed to allow for tax-deductibility of both short- and long-term (e.g., equity) incentive awards under Section 162(m) of the Internal Revenue Code. For fiscal 2010, we designed the EMIP under our 2008 GSIP to allow for the tax-deductibility of annual cash incentive awards to the participating executive, Mr. Switz. Subsequently, our shareowners approved a new 2010 Global Stock Incentive Plan (“2010 GSIP”) at our annual meeting in February 2010 which includes the same tax deductibility features as our 2008 GSIP. Payments made under the plan in fiscal 2010 were tax deductible. We have taken steps to ensure that our compensation program, and particularly the Pension Excess Plan, 401(k) Excess Plan, Executive Change in Control Severance Plan, and Mr. Switz’s employment agreement comply with the recently implemented regulations on non-qualified deferred compensation under Section 409A of the Internal Revenue Code.

•	The Compensation Committee uses a mix of stock options, PSUs, RSUs and, under our Superior Performance Program, performance-based RSU rights as long-term equity compensation. A long-term cash component is provided utilizing PCUs. The timing and amount of expense recorded for each of these various forms of equity awards will vary depending on the requirements of SFAS 123(R). The use of these various forms of long-term equity compensation awards for each of our named executive officers is discussed in greater detail earlier in this CD&A.

Note Regarding Fiscal Year End Change. We changed our fiscal year end date from October 31st to September 30th effective as of September 30, 2009. As a result, our fiscal 2009 was shortened to an 11-month fiscal year. Compensation tables which show historical data, such as the Summary Compensation Table, show actual compensation based on 12-month fiscal years for fiscal 2008 and 2010. Fiscal 2009 actual compensation reflects the shortened (11-month) transition year.
Summary Compensation Table
     The following table shows the cash and non-cash compensation for the last three fiscal years awarded to, earned by or paid to individuals who served as our chief executive officer or chief financial officer and each of our three other most highly compensated executive officers during fiscal 2010 (collectively, our “named executive officers”).
Summary Compensation Table

								Change in
								Pension
								Value and
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
			Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Fiscal Year		($) (2)	($)	($) (3)	($) (4)	($) (5)	($) (6)	($) (7)	($)
Robert E. Switz	2010		767,831	0	753,144	656,602	1,466,365	7,097	56,983	3,708,022
Chairman, Chief Executive Officer	2009	(1)	695,711	0	1,749,999	1,091,025	0	6,537	76,169	3,619,441
and President	2008		742,415	0	1,243,200	1,025,541	673,205	5,180	109,740	3,799,281

James G. Mathews	2010		344,865	0	108,000	140,940	446,980	0	26,781	1,067,566
Vice President and Chief Financial	2009	(1)	311,808	0	315,060	384,164	49,110	0	29,153	1,089,295
Officer	2008		329,231	0	297,480	245,397	208,001	0	38,567	1,118,676

Patrick D. O’Brien	2010		349,936	0	120,000	156,600	445,361	0	27,889	1,099,786
Vice President, President,	2009	(1)	316,525	0	450,647	172,874	52,622	0	28,204	1,020,872
Global Connectivity Solutions	2008		335,435	0	330,531	163,596	211,235	0	43,892	1,084,689

Kimberly S. Hartwell	2010		310.378	0	87,600	114,318	404,998	0	24,454	941,748
Vice President	2009	(1)	281,238	0	385,410	134,457	46,756	0	18,143	866,004
Global Go To Market	2008		263,346	0	276,214	138,045	154,053	0	24,454	856,112

Jeffrey D. Pflaum	2010		310,378	0	81,600	106,488	326,377	0	23,814	848,657
Vice President, Secretary and	2009	(1)	281,238	0	356,310	48,020	36,737	0	24,164	746,469
General Counsel	2008		299,938	0	198,823	98,401	150,994	0	26,125	774,281

(1)	Salary, Non-Equity Incentive Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings and All Other Compensation amounts represented in the Summary Compensation Table above reflect payments made to the named executive officers during fiscal 2009, an 11-month, shortened transition fiscal year. In addition, on September 30, 2009 our executives other than Mr. Switz received two equity award grants under our Superior Performance Program. These awards included (i) a restricted stock rights agreement pursuant to which the executive will be granted a time-based RSU at the end of fiscal 2011 with a one-year vesting period if certain performance criteria are met during our fiscal 2011, and (ii) an RSU that vests in January, 2013. The targeted value of the RSUs that would be issued pursuant to the rights agreements is equal to two times the executive’s base salary as of October 1, 2009. The actual value of the RSUs to be issued pursuant to the rights agreements will be an amount ranging from zero to three times the targeted value depending on the level of our adjusted operating income as a percentage of net sales in fiscal 2011. This table does not reflect the grant of the restricted stock rights agreement because as of September 30, 2010 the RSUs subject to such rights agreement had not been granted. The table does reflect the grant of the RSUs that vest in January, 2013.

(2)	Includes amount deferred at the election of the named executive officer pursuant to the ADC Telecommunications, Inc. Retirement Savings Plan and the ADC Telecommunications, Inc. 401(k) Excess Plan.

(3)	The amounts shown in this column for fiscal 2010 represent the grant date fair values of the RSU awards made in fiscal 2010 in accordance with ASC Topic 718, based on the closing share price of our common stock on the date of grant. None of our named executive officers elected to receive PSUs in fiscal 2010 under our Equity Choice Program described above.

For fiscal 2009, the amounts include the grant date fair market value of RSU and PSU awards (at target) made in fiscal 2009 in accordance with ASC Topic 718 as follows: Mr. Switz, $0 for RSUs and $1,749,999 for PSUs; Mr. Mathews, $315,060 for RSUs and $0 for PSUs; Mr. O’Brien, $450,647 for RSUs and $0 for PSUs; Ms. Hartwell, $385,410 for RSUs and $0 for PSUs; and Mr. Pflaum, $319,935 for RSUs and $36,375 for PSUs. For fiscal 2009, the grant date fair values of the maximum payout amounts for the PSUs were as follows: Mr. Switz, $1,749,999, Mr. Mathews, $0, Mr. O’Brien, $0, Ms. Hartwell, $0, and Mr. Pflaum, $72,750. The fiscal 2009 award values were recalculated from amounts disclosed in prior years to reflect their grant date values, as required by SEC rules effective for 2010.

For fiscal 2008, the amounts include the grant date fair market value of RSU and PSU awards (at target) made in fiscal 2008 in accordance with ASC Topic 718 as follows: Mr. Switz, $0 for RSUs and $1,243,200 for PSUs; Mr. Mathews, $0 for RSUs and $297,480 for PSUs; Mr. O’Brien, $132,205 for RSUs and $198,326 for PSUs; Ms. Hartwell, $110,484 for RSUs and $165,730 for PSUs; and Mr. Pflaum $79,529 for RSUs and $119,294 for PSUs. For fiscal 2008, the grant date fair values of the maximum payout amounts for the PSUs were as follows: Mr. Switz, $2,486,400; Mr. Mathews, $594,960; Mr. O’Brien; $396,652; Ms. Hartwell, $331,460; and Mr. Pflaum, $238,588. The fiscal 2008 award values were recalculated from amounts disclosed in prior years to reflect their grant date values, as required by SEC rules effective for 2010.

(4)	The amounts shown in this column represent the grant date fair values of stock option awards. In accordance with ASC Topic 718, the grant date fair values for these awards have been determined using the Black-Scholes method and based on the assumptions set forth in Note 12 (Share-Based Compensation) to our audited financial statements included in our Annual Reports on Form 10-K for the fiscal years ended September 30, 2010 and 2009 and October 31, 2008, except that the assumption related to forfeiture is not included in the calculations for these purposes. The fiscal 2009 and fiscal 2008 award values were recalculated from amounts shown in prior proxy statements to reflect their grant date values, as required by SEC rules effective for 2010.

(5)	As a result of actual financial business performance against pre-established goals, each of the named executive officers earned awards under our 2010 MIP (or in Mr. Switz’s case, the 2010 EMIP) as depicted on the Fiscal 2010 Annual Incentive Summary table earlier in the CD&A. Cash incentive awards earned under the 2010 EMIP and 2010 MIP will be paid in December, 2010.

(6)	The amounts in this column reflect the actuarial increase in the present value of the named executive officer’s benefits under the ADC Telecommunications, Inc. Pension Excess Plan, which utilizes the mortality table prescribed in Section 417(e)(3) of the Internal Revenue Code at 4.0%. We do not have any above market earnings under our nonqualified deferred compensation plan.

(7)	The following table details the amounts shown in this column:
Fiscal 2010 All Other Compensation

	Company	Company		Reimburse-
	Match on	Match on		ment of
	Qualified	401(k)	Perquisite	Club Dues
	401(k) Plan	Excess	Allowance ($)	and Fees	Other ($)
Name	($)	Plan ($)	(a)	($)	(b)	Totals ($)
Robert E. Switz	7,120	15,685	24,092	9,543	543	56,983
James G. Mathews	6,250	4,469	16,062	—	—	26,781
Patrick D. O’Brien	7,100	4,727	16,062	—	—	27,889
Kimberly S. Hartwell	3,392	0	16,062	—	5,000	24,454
Jeffrey D. Pflaum	7,137	1,638	10,039	—	5,000	23,814

(a)	Allowance paid to named executive officers in lieu of providing them with certain perquisites.

(b)	The amount for Mr. Switz represents the aggregate incremental cost to the company of an ADC fleet vehicle and the amounts for Ms. Hartwell and Mr. Pflaum represent contributions made on their behalf under our CLIC program.

Grants of Plan-Based Awards
     The following table summarizes the fiscal 2010 grants of equity and non-equity plan-based awards to our named executive officers. All of these equity and non-equity plan-based awards were granted under our 2008 GSIP, 2010 EMIP or 2010 MIP.
Fiscal 2010 Grants of Plan-Based Awards

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
		Estimated Future			Estimated Future			Number	Number of	or Base	Value
		Payouts Under Non-Equity			Payouts Under Equity			of Shares	Securities	Price of	of Stock
		Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Option	and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Date	($) (1)	($) (1)	($) (1)	(#)	(#)	(#)	(#) (2)	(#) (3)	($/Sh)	Awards (4)
Robert E. Switz	n/a	0	767,831	2,303,493	—	—	—	—	—	—	—
	11/23/2009	—	—	—	—	—	—	—	209,643	6.00	656,602
	11/23/2009	—	—	—	—	—	—	125,524	—	6.00	753,144

James G. Mathews	n/a	0	241,405	482,810	—	—	—	—	—	—	—
	11/23/2009	—	—	—	—	—	—	—	45,000	6.00	140,940
	11/23/2009	—	—	—	—	—	—	18,000	—	6.00	108,000

Patrick D. O’Brien	n/a	0	244,955	489,911	—	—	—	—	—	—	—
	11/23/2009	—	—	—	—	—	—	—	50,000	6.00	156,600
	11/23/2009	—	—	—	—	—	—	20,000	—	6.00	120,000

Kimberly S. Hartwell	n/a	0	217,265	434,530	—	—	—	—	—	—	—
	11/23/2009	—	—	—	—	—	—	—	36,500	6.00	114,318
	11/23/2009	—	—	—	—	—	—	14,600	—	6.00	87,600

Jeffrey D. Pflaum	n/a	0	170,708	341,416	—	—	—	—	—	—	—
	11/23/2009	—	—	—	—	—	—	—	34,000	6.00	106,488
	11/23/2009	—	—	—	—	—	—	13,600	—	6.00	81,600

(1)	Represents the possible payout amounts under our 2010 EMIP and 2010 MIP. The actual cash incentive payout amounts for fiscal 2010 are reflected in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table. Information regarding the performance goals applied under the 2010 EMIP and 2010 MIP is provided under “Annual Cash Incentives” in the CD&A.

(2)	The awards reflected in this column are RSUs granted under our 2008 GSIP that have a three-year vesting period. The RSUs vest in full on November 23, 2012. If the named executive officer’s employment terminates prior to the vesting date as a result of death or disability, a pro-rata portion will be awarded as soon as administratively feasible after termination of employment. If the named executive officer’s employment terminates prior to the vesting date as a result of retirement, involuntary job elimination or due to divestiture of a company business unit, a pro-rata portion will be awarded by the company by the end of the scheduled vest date. In the event of a change in control of the company, the award will vest in full.

(3)	The stock options reflected in this column were granted pursuant to our 2008 GSIP and vest in 25% increments on each of November 23, 2010, November 23, 2011, November 23, 2012 and November 23, 2013, as long as the named executive officer is still an employee as of these dates. The entire option will be fully vested as of November 23, 2013.

(4)	ADC utilizes the Black—Scholes methodology to value its stock options granted to named executive officers. The assumptions were: exercise price based on closing price of the date of grant, seven year term, 4.4 years average time to exercise, 1.056% risk-free interest rate, and dividend yield of 0%. The calculated Black-Scholes co-efficient was 0.522.

Outstanding Equity Awards at Fiscal Year-End
     The following table shows the unexercised stock options, unvested RSUs, and unvested PSUs held as of September 30, 2010 by our named executive officers.
Outstanding Equity Awards at 2010 Fiscal Year-End

		Option Awards(1)						Stock Awards(1)
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market
								Number		Awards:	or Payout
								of		Number of	Value of
								Shares	Market	Unearned	Unearned
		Number of		Number of				or Units	Value of	Shares,	Shares,
		Securities		Securities				of Stock	Shares or	Units or	Units or
		Underlying		Underlying				That	Units of	Other	Other
		Unexercised		Unexercised		Option		Have	Stock That	Rights That	Rights That
		Options		Options		Exercise	Option	Not	Have Not	Have Not	Have Not
		(#)		(#)		Price	Expiration	Vested	Vested	Vested	Vested
Name	Grant Date	Exercisable		Unexercisable		($)	Date	(#) (2)	($) (3)	(#) (4)	($) (3)

Robert E. Switz	10/31/2000	5,686		0		149.63	10/31/2010	—	—	—	—
	11/1/2000	18,571		0		155.31	11/1/2010	—	—	—	—
	5/31/2001	21,428		0		53.76	5/31/2011	—	—	—	—
	11/1/2001	51,833		0		30.59	11/1/2011	—	—	—	—
	11/27/2002	96,285		0		15.82	11/27/2012	—	—	—	—
	8/29/2003	171,428		0		17.43	8/29/2013	—	—	—	—
	12/16/2004	142,856		0		18.76	12/16/2014	—	—	—	—
	12/15/2005	125,000		0		23.91	12/15/2015	—	—	—	—
	12/18/2006	105,000	(7)	35,000	(7)	14.59	12/18/2013	—	—	—	—
	12/17/2007	70,000	(7)	70,000	(7)	17.76	12/17/2014	—	—	—	—
	12/23/2008	106,500	(7)	319,500	(7)	4.85	12/23/2015	—	—	—	—
	11/23/2009	—		209,643	(7)	6.00	11/23/2016
	12/17/2007	—		—		—	—	—	—	70,000 (5)	886,900
	9/30/2009	—		—		—	—	—	—	209,832 (9)	2,658,571
	11/23/2009	—		—		—	—	125,524	1,590,389	—	—

James G. Mathews	12/30/2005	14,000		0		22.39	12/30/2015	—	—	—	—
	12/18/2006	10,200	(7)	3,400	(7)	14.59	12/18/2013	—	—	—	—
	4/30/2007	10,500	(7)	3,500	(7)	18.40	4/30/2014	—	—	—	—
	12/17/2007	16,750	(7)	16,750	(7)	17.76	12/17/2014	—	—	—	—
	12/15/2008	37,500	(7)	112,500	(7)	4.85	12/15/2015	—	—	—	—
	11/23/2009	—		45,000	(7)	6.00	11/23/2016	—	—	—	—
	12/17/2007	—		—		—	—	—	—	16,750 (5)	212,223
	9/30/2009	—		—		—	—	37,777 (8)	478,635	—	—
	11/23/2009	—		—		—	—	18,000	228,060	—	—

Patrick D. O’Brien	11/27/2002	21,428		0		15.82	11/27/2012	—	—	—	—
	12/30/2003	18,530		0		19.67	12/30/2013	—	—	—	—
	3/3/2004	12,500		0		20.44	3/3/2014	—	—	—	—
	12/16/2004	15,457		0		18.76	12/16/2014	—	—	—	—
	12/15/2005	18,000		0		23.91	12/15/2015	—	—	—	—
	12/29/2003	16,304		0		19.81	12/29/2010	—	—	—	—
	12/18/2006	24,900	(7)	8,300	(7)	14.59	12/18/2013	—	—	—	—
	12/17/2007	11,167	(7)	11,166	(7)	17.76	12/17/2014	—	—	—	—
	12/15/2008	16,875	(7)	50,625	(7)	4.85	12/15/2015	—	—	—	—
	11/23/2009	—		50,000	(7)	6.00	11/23/2016	—	—	—	—

		Option Awards(1)						Stock Awards(1)
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market
								Number		Awards:	or Payout
								of		Number of	Value of
								Shares	Market	Unearned	Unearned
		Number of		Number of				or Units	Value of	Shares,	Shares,
		Securities		Securities				of Stock	Shares or	Units or	Units or
		Underlying		Underlying				That	Units of	Other	Other
		Unexercised		Unexercised		Option		Have	Stock That	Rights That	Rights That
		Options		Options		Exercise	Option	Not	Have Not	Have Not	Have Not
		(#)		(#)		Price	Expiration	Vested	Vested	Vested	Vested
Name	Grant Date	Exercisable		Unexercisable		($)	Date	(#) (2)	($) (3)	(#) (4)	($) (3)
	12/17/2007	—		—		—	—	7,444	94,315	—	—
	12/17/2007	—		—		—	—	—	—	11,167 (5)	141,486
	12/15/2008	—		—		—	—	27,000	342,090	—	—
	9/30/2009	—		—		—	—	38,333 (8)	485,679	—	—
	11/23/2009	—		—		—	—	20,000	253,400	—	—

Kimberly S. Hartwell	7/30/2004	7,142		—		16.38	7/30/2014	—	—	—	—
	12/15/2005	5,400		—		23.91	12/15/2015	—	—	—	—
	12/18/2006	6,375	(7)	2,125	(7)	14.59	12/18/2013	—	—	—	—
	5/31/2007	6,750	(7)	2,250	(7)	16.75	5/31/2014	—	—	—	—
	12/17/2007	8,000	(7)	8,000	(7)	17.76	12/17/2014	—	—	—	—
	7/31/2008	2,500	(7)	2,500	(7)	9.46	7/31/2015	—	—	—	—
	12/15/2008	13,125	(7)	39,375	(7)	4.85	12/15/2015	—	—	—	—
	11/23/2009	—		36,500	(7)	6.00	11/23/2016	—	—	—	—
	12/15/2005	—		—		—	—	6,000	76,020	—	—
	12/17/2007	—		—		—	—	5,333	67,569	—	—
	12/17/2007	—		—		—	—	—	—	8,000 (5)	101,360
	7/31/2008	—		—		—	—	1,667	21,121	—	—
	7/31/2008	—		—		—	—	—	—	2,500 (5)	31,675
	12/15/2008	—		—		—	—	21000	266,070	—	—
	9/30/2009	—		—		—	—	34,000 (8)	430,780	—	—
	11/23/2009	—		—		—	—	14,600	184,982	—	—

Jeffrey D. Pflaum	11/1/2001	15,166		—		30.59	11/1/2011	—	—	—	—
	11/27/2002	22,857		—		15.82	11/27/2012	—	—	—	—
	3/3/2004	9,500		—		20.44	3/3/2014	—	—	—	—
	12/29/2003	10,220		—		19.81	12/29/2010	—	—	—	—
	12/16/2004	12,099		—		18.76	12/16/2014	—	—	—	—
	12/15/2005	14,500		—		23.91	12/15/2015	—	—	—	—
	12/18/2006	17,775	(7)	5,925	(7)	14.59	12/18/2013	—	—	—	—
	12/17/2007	6,717	(7)	6,716	(7)	17.76	12/17/2014	—	—	—	—
	12/15/2008	4,688	(7)	14,062	(7)	4.85	12/15/2015	—	—	—	—
	11/23/2009	—		34,000	(7)	6.00	11/23/2016	—	—	—	—
	12/17/2007	—		—		—	—	4,478	56,736	—	—
	12/17/2007	—		—		—	—	—	—	6,717 (5)	85,104
	12/15/2008	—		—		—	—	7,500	95,025	—	—
	12/15/2008	—		—		—	—	—	—	7,500 (6)	95,025
	12/15/2008	—		—		—	—	—	—	37,500 (6)	37,500
	9/30/2009	—		—		—	—	34,000 (8)	430,780	—	—
	11/23/2009	—		—		—	—	13,600	172,312	—	—

(1)	All awards were made pursuant to our 1991 GSIP or 2008 GSIP.

(2)	Awards in this column consist of RSUs granted that have a three-year vesting period.

(3)	The value of an outstanding unvested award was calculated based upon the closing price of ADC common stock on September 30, 2010 of $12.67.

(4)	Awards in this column consist of PSUs. Vesting of PSUs is contingent on both continued employment during the vesting period and the achievement by ADC of a three-year cumulative adjusted EPS target over a one- and three-year performance measurement period.

(5)	These PSUs are for the performance period from November 1, 2007 through October 31, 2010.

(6)	These PSUs are for the performance period from November 1, 2008 through September 30, 2011.

(7)	These stock options vest at a rate of 25% per year for four years so long as the recipient remains continuously employed by ADC.

(8)	On September 30, 2009 our executives other than Mr. Switz received two equity award grants under our Superior Performance program. These awards included (i) a restricted stock rights agreement pursuant to which if certain performance criteria are met during our fiscal 2011 the executive will be granted a time-based RSU at the end of fiscal 2011 with a one-year vesting period, and (ii) an RSU that vests in January, 2013. The targeted value of the RSUs that would be issued pursuant to the rights agreements is equal to two times the executive’s base salary as of October 1, 2009. The actual value of the RSUs to be issued pursuant to the rights agreements will be an amount ranging from zero to three times the targeted value depending on the level of our adjusted operating income as a percentage of net sales in fiscal 2011. This table does not reflect the grant of the restricted stock rights agreement as at this time it is uncertain whether and to what extent any RSUs subject to such rights agreement will ever be granted. This table does reflect the grant of the RSUs that vest in January, 2013.

(9)	These PSUs vest contingent upon Mr. Switz’s successful implementation of a CEO succession planning and transition process.

Stock Vested During Fiscal 2010
     The following table summarizes information with respect to RSU awards that vested during fiscal 2010 for each named executive officer. None of our named executive officers exercised stock options during fiscal 2010:

	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting
Name	(#)	($)(1)
Robert E. Switz	295,000	1.832,350
James G. Mathews	27,600	213,688
Patrick D. O’Brien	33,200	223,436
Kimberly S. Hartwell	17,600	139,868
Jeffrey D. Pflaum.	23,700	159,501

(1)	The value is based upon the closing market price of ADC common stock on the date of vesting.
Pension Benefits
     We maintain a Pension Excess Plan, which is a non-qualified, unfunded deferred compensation arrangement. The plan is intended to compensate employees for the amount of benefits foregone under our former defined benefit pension plan (which was terminated on December 31, 1997) as a result of past elections under our Deferred Compensation Plan and the Executive Incentive Exchange Plan. It also is intended to compensate employees for the amount of benefits that could not be paid from the pension plan due to maximum benefit and compensation limitations under the Internal Revenue Code. Within 30 days of termination of employment, participants in the Pension Excess Plan receive a lump-sum payment equal to the amount of these benefits. Benefits payable under the Pension Excess Plan were frozen as of January 5, 1998, and participation in the Pension Excess Plan is limited to existing participants as of December 31, 1997. Of the named executive officers, only Mr. Switz participates in the Pension Excess Plan. Mr. Switz is fully vested in the plan and may retire at any time without reduction in benefit.
     The table below summarizes information with respect to the Pension Excess Plan:
Pension Benefits

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($) (1)	($)
Robert E. Switz	Pension Excess Plan	17	78,740	0
James G. Mathews	—	—	—	—
Patrick D. O’Brien	—	—	—	—
Kimberly S. Hartwell	—	—	—	—
Jeffrey D. Pflaum	—	—	—	—

(1)	An actuarially equivalent value calculated by reference to the interest and mortality factor in effect at the time of the participant’s assumed termination of employment (September 30, 2010, the end of our fiscal year) is used to calculate the present value of the accumulated benefit. The annual interest rate used is the average of the rates for 30-year treasury securities on each day of the month of November in the year preceding the assumed termination date. That interest rate was 4.0%. We used mortality assumptions as described in Section 417(e)(3) of the Internal Revenue Code. The year-over-year change in the actuarial present value of Mr. Switz’s accumulated benefit under the Pension Excess Plan is disclosed in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table.
Nonqualified Deferred Compensation
     We sponsor a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended. U.S.-based executives are eligible to participate in this plan, as are all U.S.-based employees, following the completion of one year of employment in which they work at least 1,000 hours. These employees also are eligible to receive an employer matching contribution of one-half of the first 6% of their pay deferred into the plan.
     The ADC Telecommunications, Inc. 401(k) Excess Plan (the “401(k) Excess Plan”) is designed to provide certain employees benefits that would be provided under our 401(k) plan except for the Internal Revenue Code limits placed on contributions to qualified

401(k) plans. The 401(k) Excess Plan is a non-qualified, unfunded deferred compensation arrangement pursuant to which employees may defer all or part of their cash compensation. Record keeping accounts are held in each participant’s name and are 100% vested at all times. Hypothetical contributions to these accounts are made by both the participant and ADC according to the Internal Revenue Code limits. Hypothetical earnings to accounts are made based upon the participant’s preference of investment in an ADC phantom stock fund as well as other funds substantially similar to those found in our qualified 401(k) plan. Distributions are made to participants at the time of termination of employment in a lump sum or through regular installments over a five-year timeframe.
     The following table shows the contributions, earnings and account balances for the named executive officers in our 401(k) Excess Plan. We currently do not sponsor a non-qualified deferred compensation plan into which named executive officers voluntarily defer part of the total cash compensation.
Fiscal 2010 Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings in	Aggregate	Balance at
	in Last FY	in Last FY	Last FY	Withdrawals/	Last FYE
Name	($)(1)	($)(2)	($)(3)	Distributions	($)(4)
Robert E. Switz	36,598	15,685	75	0	781,626
James G. Mathews	8,938	4,469	15,352	0	104,995
Patrick D. O’Brien	15,756	4,727	23,584	0	361,502
Kimberly S. Hartwell	0	0	0	0	0
Jeffrey D. Pflaum	3,276	1,638	6,897	0	59,615

(1)	The amounts in this column also are reported in the “Salary” column of the Summary Compensation Table for fiscal 2010.

(2)	ADC’s contributions listed in this column also are reported in the “All Other Compensation” column of the Summary Compensation Table for fiscal 2010.

(3)	The earnings listed in this column represent the change during the last fiscal year in the value of the underlying mutual fund or ADC stock fund in which the executive officers’ deferred amounts were invested and increases in the deferred amounts due to dividends payable upon those funds.

(4)	The amounts in this column include deferrals of cash compensation from prior years that were reported in the Summary Compensation Table in our proxy statement as follows for the relevant years: for Mr. Switz, $542,910; for Mr. Mathews, $18,174; for Mr. O’Brien, $223,561; and for Mr. Pflaum, $36,013. The balance for each named executive officer includes the cumulative increase in value of the investment alternatives in which the deferred amounts are deemed to be invested.
Employment, Severance and Change in Control Arrangements
     Employment Agreement with Robert E. Switz.
     On July 1, 2009 we entered into an amendment to the existing employment agreement with our CEO, Mr. Switz, to extend the term of the agreement, among other things. The extension of the term reflected our Board’s desire to provide stability in the direction and management of ADC through a challenging economic environment. It also reflected our Board’s intent to act proactively in the area of succession planning in response to the prospect of the eventual retirement of Mr. Switz. Mr. Switz has agreed with the Board to remain with ADC at least until the end of 2011 or, if sooner, until the end of a transition period following the appointment of a successor CEO. Through continued performance as CEO for the agreed period, Mr. Switz would earn the right to receive a one-time payment and acceleration of equity compensation awards that have not vested previously at the time of his retirement.
     In the event that Mr. Switz voluntarily terminates his employment without “good reason” or if we terminate his employment for “cause” (both as defined in the agreement), no compensation will be provided other than the normal payment of salary already earned and other benefits to which he legally is entitled as an employee. In the event that Mr. Switz terminates his employment for good reason, if we terminate his employment for reasons other than cause or he retires as defined in the amended agreement, Mr. Switz is entitled to (1) a lump sum cash severance equal to $3,275,000, (2) payment of the employer portion of medical and dental premiums under COBRA for up to six months, and (3) accelerated vesting of certain stock option and restricted stock awards, in which case he would be able to exercise the applicable stock options until the earlier of the third anniversary of his termination of employment or August 29, 2013. In the case of Mr. Switz’ death or total disability, the agreement provides for full vesting of certain restricted stock and stock option awards, and the exercise period of those stock option awards would extend until the earlier of the third anniversary of his termination of employment or August 29, 2013, but in no case beyond the option term. If Mr. Switz’ employment is terminated following a change in control, he is entitled to the benefits provided by our then-current severance plan, and if such benefits are paid, he is not entitled to any other payment or benefits under the employment agreement. In addition, option, RSU and PSU award agreements entered into by Mr. Switz may contain acceleration of vesting clauses upon the occurrence of certain events.
     Executive Change in Control Severance Pay Plan. We do not have employment or severance agreements with the named executive officers other than Mr. Switz. However, we maintain an Executive Change in Control Severance Pay Plan (the “Severance Plan”) to provide severance pay in the event of a “change in control” of ADC for executive officers (including the named executive officers) and certain other high-level executives. For the named executive officers, salaries are continued for a period of 24 to 36 months depending on grade level. The plan and agreements are intended to provide for continuity of management if there is a change in control of ADC. Generally, under the Severance Plan and various equity award agreements currently in effect, a change in control is defined to include:
•	A change in control of the nature that would be reported under Schedule 14A of Regulation 14A of the Securities and Exchange Act of 1934;

•	A public announcement that a person has become a beneficial owner pursuant to Section 13(d) of the Securities and Exchange Act of 1934 representing 20% or more of the combined voting power of our then outstanding securities;

•	The continuing directors (as defined in the Severance Plan) cease to be a majority of the Board;

•	Consummation of a reorganization, merger, consolidation or sale of all or substantially all of ADC’s assets unless the outstanding voting securities of ADC prior to the transaction continue to represent at least 50% of the voting securities of ADC or the new company;

•	Approval by the shareowners of a liquidation or dissolution of ADC; or

•	The continuing directors (as defined in the Severance Plan) determine in their sole and absolute discretion that a change in control has occurred.
     The Severance Plan provides for severance payments to eligible employees whose employment is terminated, either voluntarily with “good reason” (as defined in the Severance Plan) or involuntarily, within the two-year period following a change in control. This is often referred to as a “double trigger” severance provision. The Compensation Committee believes that a double trigger design is more appropriate than the single trigger approach because it prevents severance payments in the event of a change in control where the executive continues to be employed without an adverse effect on compensation, role and responsibility or job location.
     The amount of severance pay to be received by the CEO is three times his annual base salary and annual target bonus, and for other eligible executives is two times their annual base salary and target bonus. The Severance Plan also provides for payment of a pro rata portion of the employee’s bonus under the MIP or other applicable incentive bonus plan for the year in which employment termination occurs to the extent that the applicable incentive plan does not otherwise require a payment. This pro rata amount is the higher of the pro rata target incentive or pro rata actual incentive based on financial performance during the year. Payments under the Severance Plan will be made on the first day of the seventh month following termination of employment in a lump sum. Under the Severance Plan, any severance payment to an eligible executive is increased by the amount, if any, necessary to take into account any additional taxes as a result of such payments being treated as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code.
     On January 27, 2010, the Compensation Committee approved the ADC Telecommunications, Inc. Executive Change in Control Severance Plan (for Individuals Who Become Eligible Employees After January 27, 2010). This plan is only applicable to individuals who otherwise would have become eligible to participate in the pre-existing Executive Control Severance Plan. It removes the consideration for IRC 280G gross-ups for participants. The installation of this new plan was taken to make our change in control severance plans more consistent with market practices. This new plan presently has no participants as no employee has become eligible to participate in this plan. The pre-existing plan remains in effect only for individuals who were already participants in such plan on January 27, 2010.
     Change in Control Provisions in Equity Award Agreements. We have other compensatory arrangements with our executive officers relating to a change in control of ADC. All stock option agreements outstanding under our 1991 GSIP, 2008 GSIP, and 2010 GSIP provide for the acceleration of exercisability of options upon a change in control (or, in certain cases, only if the optionee’s employment is terminated without cause or “good reason” as defined by the Severance Plan within two years following a change in control). In addition, our outstanding RSU, PSU, and PCU award agreements provide for fully accelerated vesting following a change in control.
     Potential Payments Upon Certain Terminations or Changes in Control. The following table shows potential payments to the named executive officers upon voluntary termination, death, disability, termination without cause, retirement or termination upon a change in control of ADC, assuming that any such termination of employment occurred on September 30, 2010. The retirement benefits that are listed in the table are available after the named executive officer attains age 55 and has at least 10 years of eligible service.
Potential Payments Upon Certain Terminations, Death, Disability or Termination After a Change in Control

		Disability or	Without Cause		Termination After
Name	Description	Death	Termination	Retirement	Change in Control
Robert E. Switz	Severance Amount	—	3,275,000	3,275,000	4,632,840
	Bonus (fiscal year ending 9/30/2010)	1,466,365	1,466,365	1,466,365	1,466,365
	Value of Accelerated Options(1)	—	—	—	3,896,809
	Value of Accelerated RSUs(2)	—	—	453,152	1,590,389
	Value of Accelerated PSUs(3)	—	—	—	3,545,471
	Value of Benefits Continuation	—	4,271	—	—
	Value of Outplacement Services	—	8,000	—	—
	Excise Tax Gross Up Payment(4)	—	—	—	3,863,135
	Total	1,466,365	4,753,636	5,194,517	18,995,009

James G. Mathews	Severance Amount	—	433,500	—	1,179,120
	Bonus	446,980	446,980	—	446,980
	Value of Accelerated Options(1)	—	—	—	1,179,900
	Value of Accelerated RSUs(2)	—	—	—	375,394
	Value of Accelerated PSUs(3)	—	—	—	212,223
	Value of Benefits Continuation	—	3,280	—	—
	Value of Outplacement Services	—	8,000	—	—
	Excise Tax Gross Up Payment(4)	—	—	—	828,899
	Total	446,980	891,760	—	4,222,516

Patrick D. O’Brien	Severance Amount	—	439,875	—	1,196,460
	Bonus	445,361	445,361	—	445,361
	Value of Accelerated Options(1)	—	—	—	729,388
	Value of Accelerated RSUs(2)	—	—	—	839,308
	Value of Accelerated PSUs(3)	—	—	—	141,486
	Value of Benefits Continuation	—	3,323	—	—
	Value of Outplacement Services	—	8,000	—	—
	Excise Tax Gross Up Payment(4)	—	—	—	731,659
	Total	445,361	896,559	—	4,083,662

Kimberly S. Hartwell	Severance Amount	—	390,150	—	1,031,220
	Bonus	404,998	404,998	—	404,998
	Value of Accelerated Options(1)	—	—	—	551,369
	Value of Accelerated RSUs(2)	—	—	—	748,365
	Value of Accelerated PSUs(3)	—	—	—	133,035
	Value of Benefits Continuation	—	3,323	—	—
	Value of Outplacement Services	—	8,000	—	—
	Excise Tax Gross Up Payment(4)	—	—	—	668,077
	Total	404,998	806,471	—	3,537,064

Jeffrey D. Pflaum	Severance Amount	—	390,150	—	967,572
	Bonus	326,377	326,377	—	326,377
	Value of Accelerated Options(1)	—	—	—	336,745
	Value of Accelerated RSUs(2)	—	—	—	456,677
	Value of Accelerated PSUs(3)	—	—	—	163,680
	Value of Accelerated PCUs	—	—	—	37,500
	Value of Benefits Continuation	—	3,280	—	—
	Value of Outplacement Services	—	8,000	—	—
	Excise Tax Gross Up Payment(4)	—	—	—	600,755
	Total	326,377	727,807	—	2,889,306

(1)	Value computed for each stock option grant by multiplying (i) the difference between (a) $12.67, which was the closing market price of a share of our common stock on September 30, 2010, the last business day of fiscal

2010 and (b) the exercise price per share for that option grant, by (ii) the number of shares subject to that option grant.

(2)	Awards in this row consist of RSU grants that have a three-year vesting period. If the named executive officer’s employment is terminated prior to the vesting date as a result of death or disability, a pro-rata portion will be awarded as soon as administratively feasible after termination of employment. Additionally, if the named executive officer’s employment terminates prior to the vesting date as a result of retirement, involuntary job elimination or due to divestiture of a company business unit, a pro-data portion will be awarded by the scheduled vest date. In the event of a change in control of ADC, the RSUs will vest in full. Value determined by multiplying the number of RSUs that vest by $12.67, the closing market price of a share of our common stock on September 30, 2010, the last business day of fiscal 2010.

(3)	Awards in this row consist of PSUs. Vesting of PSUs is contingent on both continued employment during the vesting period and the achievement by ADC of a three-year cumulative adjusted EPS target over a one-and three-year performance measurement period. If the named executive officer’s employment terminates during the performance period as a result of death or disability, a pro-rata portion will be awarded as soon as administratively feasible after termination of employment. If the award recipient’s employment terminates during the performance period as a result of retirement, involuntary job elimination or due to divestiture of a company business unit, a pro-rata portion will be awarded only if the performance measure is achieved by the end of each fiscal year within the performance period. In the event of a change in control of ADC, the award will vest in full. Value determined by multiplying the number of PSUs that vest by $12.67, the closing market price of a share of our common stock on September 30, 2010, the last business day of fiscal 2010.

(4)	In the case of a change in control, the standard calculations as specified under the Internal Revenue Code Section 280(g) regulations were applied to the various benefits the named executive officers would receive in order to determine if any 280(g) excise taxes would be triggered and, if so, what amount of 280(g) gross-up payments would be required under the terms of the change in control arrangements.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of November 18, 2010, by: (1) each of our directors, (2) each of our executive officers named in the Summary Compensation Table in this Form 10-K, (3) all of our directors and executive officers as a group and (4) each person or entity known by us to own beneficially more than five percent of our common stock. Unless otherwise noted, the shareholders listed in the table below have sole voting and investment power with respect to the shares of our common stock they beneficially own, and such shares are not subject to any pledge.

	Amount and Nature of		Percent of Common
Name of Beneficial Owner	Beneficial Ownership		Stock Outstanding

GAMCO Investors, Inc. One Corporate Center Rye, New York 10580	8,923,799	(1)	9.19%
BlackRock Inc. 55 East 52nd Street New York, NY 10055	8,828,328	(2)	9.09%
Robert E. Switz	1,562,359	(3)	1.58%
James G. Mathews	194,801	(3)	*
Patrick D. O’Brien	270,911	(3)	*
Kimberly S. Hartwell	112,830	(3)	*
Jeffrey D. Pflaum	188,263	(3)	*
William R. Spivey, Ph.D.	16,696	(4)	*
John J. Boyle III	23,008	(4)	*
Mickey P. Foret	42,343	(4)(5)	*
Lois M. Martin	17,696	(4)	*
Krish A. Prabhu, Ph.D.	0	(4)	*
John E. Rehfeld	17,696	(4)	*
David A. Roberts	0	(4)	*
Larry W. Wangberg	35,659	(4)	*
John D. Wunsch	30,228	(4)	*
All executive officers and directors as a group (14 persons)	2,926,328	(6)	2.94%

*	Less than 1%.

(1)	Based on a Schedule 13D/A dated September 3, 2010, Mario J. Gabelli (“Mario Gabelli”), and various entities which he directly or indirectly controls or acts as chief investment officer, reported that they had power to vote and dispose of 8,923,799 shares. Each of the reporting persons and covered persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported as of September 3, 2010, as follows: 4,770,741 shares by GAMCO Asset Management Inc. (“GAMCO”), except that GAMCO does not have the authority to vote 345,000 of the reported shares; 2,686,400 shares by Gabelli Funds, LLC; 1,085,558 shares by Gabelli Securities, Inc. (“GSI”); 40,000 shares by Gabelli Foundation, Inc. (“Foundation”); 126,000 shares by Mario Gabelli; 20,000 shares by MJG Associates, Inc.; 100,000 shares by Teton Advisors, Inc.; and 95,100 shares by GAMCO Investors, Inc. (“GBL”). Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons. GBL is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario Gabelli and the Foundation. Mario Gabelli and GBL have indirect power with respect to the shares beneficially owned directly by other reporting persons.

(2)	Based on information in a Schedule 13G dated January 20, 2010, BlackRock Inc. reported that it had sole power to vote and to dispose of 8,828,328 shares as of December 31, 2009.

(3)	Includes (a) shares issuable pursuant to stock options exercisable within 60 days after November 18, 2010, (b) shares of restricted stock vesting within 60 days after November 18, 2010, and (c) shares held in trust for the benefit of the executive officers pursuant to our Retirement Savings Plan, which we call the “401(k) Plan” in this Form 10-K as follows: for Mr. Switz, (a) options to purchase 1,119,240 shares and (b) 70,000 shares of restricted stock; for Mr. Mathews, (a) options to purchase 149,473 shares, (b) 16,750 shares of restricted stock, and (c) 2,850 401(k) Plan shares; for Mr. O’Brien, (a) options to purchase 198,418 shares, (b) 18,611 shares of restricted stock, and (c) 5,245 401(k) Plan shares; for Ms. Hartwell, (a) options to purchase 77,670 shares and (b) 19,333 shares of restricted stock; and for Mr. Pflaum, (a) options to purchase 135,992 shares, (b) 11,195 shares of restricted stock, and (c) 3,498 401(k) Plan shares.

(4)	Includes the following shares issuable pursuant to options exercisable within 60 days after November 18, 2010: for Dr. Spivey, 16,696 shares; for Mr. Boyle, 10,535 shares; for Mr. Foret, 20,564 shares; for Ms. Martin, 16,696 shares; for Mr. Rehfeld, 16,696 shares; for Mr. Wangberg, 34,945 shares; and for Mr. Wunsch 23,409 shares.

(5)	During December 2008, Mr. Foret acquired the equivalent of 1,779 shares of our variable rate convertible unsecured subordinated notes at 48.5% of face value. The notes mature on June 15, 2013 and have a variable interest rate equal to 6-month LIBOR plus 0.375%. Holders of these notes may convert all or some of their notes into shares of our common stock at any time prior to maturity at a conversion price of $28.091 per share.

(6)	Includes (a) 2,140,039 shares issuable pursuant to stock options exercisable within 60 days after November 18, 2010, (b) 135,889 shares of restricted stock vesting within 60 days after November 18, 2010, and (c) 11,593 shares held in trust for the benefit of executive officers pursuant to the 401(k) Plan.

Equity Compensation Plan Information
     The following table summarizes share and exercise price information about our equity compensation plans as of September 30, 2010:
Equity Compensation Plan Information

Number of
	Securities to be		Weighted-
	Issued Upon		Average	Number of Securities Remaining
	Exercise of		Exercise Price of	Available for Future Issuance
	Outstanding		Outstanding	Under Equity Compensation
	Options,		Options,	Plans
	Warrants		Warrants	(Excluding Securities Reflected
Plan Category	and Rights (#)		and Rights ($)	in the Second Column) (#)
Equity compensation plans approved by security holders(1)	7,314,004	(2)	$19.95	9,579,345
Equity compensation plans not approved by security holders(3)	213,820		$31.75	—
Total	7,527,824		$21.55	9,579,345

(1)	Includes outstanding options and rights granted under our 1991 GSIP, 2008 GSIP, 2010 GSIP and the Non-employee Director Stock Option Plan to either employees or non-employee directors. Awards are no longer granted under the 1991 GSIP, 2008 GSIP or the Non-employee Director Stock Plan. As of September 30, 2010, approximately 9,579,345 shares were available for issuance of awards under the 2010 GSIP.

(2)	As of September 30, 2010, there were outstanding options to purchase/stock appreciation rights of 1,000 shares of our common stock that were awarded under our 2010 GSIP, 2,387,839 common stock options/stock appreciation rights awarded under the 2008 GSIP and 4,925,165 common stock options/stock appreciation rights awarded under the 1991 GSIP or the Non-employee Director Stock Plan. Total options outstanding under all shareholder-approved plans were 7,314,004. The weighted average remaining life of these outstanding options was 3.86 years. Not included in the table are 98,883 shares awarded under our 2010 GSIP and 2,932,662 shares awarded under previous shareholder-approved plans subject to outstanding restricted stock units (both performance and time-based) that remained subject to forfeiture. Total restricted stock units subject to forfeiture were 3,031,545 as of September 30, 2010.

(3)	Includes options granted under the following plans that have not been approved by our shareowners: (a) the 2001 Special Stock Option Plan (the “2001 Special Plan”) as described below, and (b) the plan established by us in connection with our acquisition of LGC Wireless in fiscal 2008 (the “Acquisition Plan”). At the time we completed the acquisition, the options then outstanding under the acquired company’s option plan were converted into cash or options to purchase ADC common stock using an agreed conversion ratio under the Acquisition Plan. No future options will be issued under the Acquisition Plan. As of September 30, 2010, options to purchase an aggregate of 24,122 shares of common stock at a weighted average price of $3.67 and an average remaining term of approximately 3.09 years were outstanding under the Acquisition Plan. The 2001 Special Plan was adopted by our Board to address acute retention and compensation considerations associated with the economic downturn in the telecommunications industry that began in 2001. The 2001 Special Plan was designed to assist us in retaining and incenting our non-executive employees. Officers and directors of ADC were not eligible to receive awards under this plan. Under the 2001 Special Plan, we made a one-time grant of options to purchase an aggregate of 1,360,620 shares on December 7, 2001, to non-executive employees. These options were granted with an exercise price equal to the fair market value of our shares on the date of grant. As of September 30, 2010, options to purchase 109,478 shares of common stock with a weighted average exercise price of $37.94 were outstanding under the 2001 Special Plan. The terms and conditions of awards under the 2001 Special Plan were consistent with the terms and conditions of options granted under our 1991 GSIP. All options granted under the 2001 Special Plan vested with respect to one-third of the grant on the first anniversary of the grant date, with the remaining options vesting in 12.5% increments on the last day of each successive three-month period as long as the award recipients remained employed as of those dates. The options became fully vested as of December 7, 2004, and have a ten-year term.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transaction Policies and Procedures
     The Board maintains a written policy regarding transactions between ADC and related parties. Under the policy, a “related party” includes any:
     (1) ADC executive officer, director or director nominee;
     (2) shareowner who beneficially owns more than 5% of our common stock;
     (3) immediate family member of any of the foregoing; or
     (4) firm, corporation, charity or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has control or a substantial ownership interest.
     In accordance with the policy, the Audit Committee is responsible for the review and approval or ratification of any “interested transaction” with a related party. An “interested transaction” is defined in the policy as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which ADC is a participant and any related party has or will have a material direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). The terms of the policy provide that if advance Audit Committee approval of an interested transaction is not feasible, then the interested transaction shall be considered at the next regularly scheduled Audit Committee meeting and ratified if the Audit Committee determines it to be appropriate. In determining whether to approve or ratify an interested transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms generally consistent with those available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
     Also, under the policy, the following transactions are deemed to be pre-approved:
•	Employment of executive officers;

•	Director compensation;

•	Any transaction with another company at which a related party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of that company’s total annual revenues;

•	Any charitable contribution, grant or endowment by ADC or the ADC Foundation to a charitable organization, foundation or university at which a related party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $1,000,000, or five percent of the charitable organization’s total annual receipts;

•	Any transaction where the related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis;

•	Certain regulated transactions;

•	Certain banking-related services; and

•	Any transaction in the ordinary course of business in which the aggregate amount involved will not exceed $100,000.
     In connection with each regularly scheduled meeting of the Audit Committee, a summary of each new interested transaction deemed pre-approved pursuant to the policy is to be provided to the Audit Committee for its review. During fiscal 2010, no interested transactions were required to be presented to the Audit Committee for approval, ratification or review.

Governance Principles and Code of Ethics
     Our Board of Directors is committed to sound and effective corporate governance practices. The Board has adopted written Principles of Corporate Governance which govern the composition of the Board, Board meetings and procedures and the standing committees of the Board. The Board has the following standing committees: Audit Committee, Compensation Committee, Governance Committee (which includes Board nomination responsibility), and Finance and Strategic Planning Committee. Each of these committees has a written charter. Our Principles of Corporate Governance and the charters for each of our standing committees are available for review on our website at http://investor.adc.com/governance.cfm.
     Our Principles of Corporate Governance provide that a majority of our directors and all members of our Audit Committee, Compensation Committee and Governance Committee will be independent. Our Board makes an annual determination regarding the independence of each Board member under the current NASDAQ Global Select Market listing standards. Our Board has determined that all of our directors are independent under these standards, except for our Chairman, Robert E. Switz, who also serves as our President and Chief Executive Officer. Dr. Spivey currently serves as the Independent Lead Director to our Board. A description of the roles of Independent Lead Director and Executive Chairman can be found on our website at http://investor.adc.com/governance.cfm.
     During fiscal 2010, our independent directors met in an executive session of the Board without management on thirteen occasions. Under our Principles of Corporate Governance, executive sessions of the Board are led by our Independent Lead Director, or, in his absence, by the Chair of the Governance Committee. In addition, each of our Board’s standing committees regularly meets in an executive session led by the Chair of the committee.
     We maintain a Global Business Conduct Program which sets forth our standards for ethical behavior and legal compliance and governs the manner in which we conduct our business. Our Global Business Conduct Program includes a Financial Code of Ethics applicable to all directors, officers and employees. We conduct required ethics training for our employees. A copy of our Global Business Conduct Program and our Financial Code of Ethics can be found on our website at http://investor.adc.com/governance.cfm.
Meeting Attendance
     Each of our directors is expected to make reasonable efforts to attend all meetings of the Board, meetings of each committee on which he or she serves and our annual shareowners’ meeting. All of our directors who were serving on the Board at the time of our 2010 annual meeting attended that meeting. During fiscal 2010, the Board held twenty-three meetings. During fiscal 2010, each of our directors attended at least 75% of the aggregate of the total number of these meetings plus the total number of meetings of all committees of the Board on which he or she served.
Standing Committees
     The Audit Committee currently is composed of Ms. Martin, Dr. Prabhu and Messrs. Foret, Rehfeld, and Wunsch, all of whom meet the existing independence and experience requirements of the NASDAQ Global Select Market and the SEC. Ms. Martin is the Chair of this committee.
     The Compensation Committee currently is composed of Dr. Spivey and Messrs. Rehfeld, Roberts, Wangberg and Wunsch, all of whom are independent under the current NASDAQ Global Select Market listing standards. Mr. Rehfeld is the Chair of this committee.
     The Governance Committee currently is composed of Ms. Martin and Messrs. Boyle, Roberts and Wangberg, all of whom are independent under the current NASDAQ Global Select Market listing standards. Mr. Wangberg is the Chair of this committee.
     The Finance and Strategic Planning Committee is composed of Drs. Prabhu and Spivey and Messrs. Boyle and Foret, all of whom are independent under the current NASDAQ Global Select Market listing standards. Mr. Boyle is the Chair of this committee.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
     The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for fiscal 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$2,962,000	$3,301,500
Audit-Related Fees	13,600	58,000
Tax Fees	17,300	4,500
All Other Fees	0	0

Total Fees	$2,992,900	$3,364,000

     Audit Fees. Consists of fees and expenses incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, regardless of when the fees and expenses were billed. Audit fees include fees incurred for professional services rendered in connection with an audit of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.
     Audit-Related Fees. Consists of fees and expenses for assurance and services that reasonably are related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include services related to employee benefit plan audits, accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
     Tax Fees. Consists of fees and expenses for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, acquisitions and divestitures and international tax planning.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm
     All services provided by our independent registered public accounting firm, Ernst & Young LLP, are subject to pre-approval by our Audit Committee. The Audit Committee has authorized the Chair of the Audit Committee to approve services by Ernst & Young LLP in the event there is a need for such approval prior to the next full Audit Committee meeting. However, a full report of any such interim approvals must be given at the next Audit Committee meeting. Before granting any approval, the Audit Committee (or the Chair of the Audit Committee, if applicable) must receive: (1) a detailed description of the proposed service; (2) a statement from management as to why they believe Ernst & Young LLP is best qualified to perform the service; and (3) an estimate of the fees to be incurred. Before granting any approval, the Audit Committee (or the Chair of the Audit Committee, if applicable) gives due consideration to whether approval of the proposed service will have a detrimental impact on Ernst & Young LLP’s independence. All fees in fiscal 2010 and 2009 were approved pursuant to our pre-approval policy.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Listing of Financial Statements
The following consolidated financial statements of ADC are filed with this report and can be found in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the fiscal years ended September 30, 2010 and 2009 and October 31, 2008
Consolidated Balance Sheets as of September 30, 2010 and 2009
Consolidated Statements of Shareowners’ Investment for the fiscal years ended September 30, 2010 and 2009 and October 31, 2008
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2010 and 2009 and October 31, 2008
Notes to Consolidated Financial Statements
Five-Year Selected Consolidated Financial Data for the years ended October 31, 2006 through September 30, 2010, can be found in Item 6 of this report
Listing of Financial Statement Schedules
The following schedules are filed with this report and can be found starting on page 121 of this report:
Schedule II — Valuation of Qualifying Accounts and Reserves
Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
Listing of Exhibits
     See Exhibit Index on page 122 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADC TELECOMMUNICATIONS, INC.
By:	/s/ Robert E. Switz
Robert E. Switz
Chairman, President and Chief Executive Officer

Dated: November 23, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert E. Switz	Chairman, President and Chief Executive Officer
Robert E. Switz	(principal executive officer)	Dated: November 23, 2010

/s/ James G. Mathews	Vice President and Chief Financial Officer
James G. Mathews	(principal financial officer)	Dated: November 23, 2010

/s/ Steven G. Nemitz	Vice President and Controller
Steven G. Nemitz	(principal accounting officer)	Dated: November 23, 2010

William R. Spivey*	Independent Lead Director

John J. Boyle III*	Director

Mickey P. Foret*	Director

Lois M. Martin*	Director

Krish A. Prabhu, PhD*	Director

John E. Rehfeld*	Director

David A. Roberts*	Director

Larry W. Wangberg*	Director

John D. Wunsch*	Director

*By:	/s/ James G. Mathews
James G. Mathews
	Attorney-in-Fact	Dated: November 23, 2010

ADC TELECOMMUNICATIONS
SCHEDULE II — VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at		Charged to
	Beginning		Costs and		Balance at
	of Year	Acquisition	Expenses	Deductions	End of Year
	(In millions)

Fiscal 2010
Allowance for doubtful accounts & notes receivable	$13.8	$0.2	$2.0	$4.3	$11.7
Inventory reserve	41.8	(0.7)	4.6	13.6	32.1
Warranty accrual	6.3	—	(1.3)	0.9	4.1
Valuation allowance	809.3	—	(19.0)	—	790.3
Fiscal 2009
Allowance for doubtful accounts & notes receivable	$17.1	$(4.2)	$2.2	$1.3	$13.8
Inventory reserve	50.5	—	15.4	24.1	41.8
Warranty accrual	8.9	(0.6)	(0.1)	1.9	6.3
Valuation allowance	965.1	0.5	46.5	202.8	809.3
Fiscal 2008
Allowance for doubtful accounts & notes receivable	$6.6	$10.2	$0.5	$0.2	$17.1
Inventory reserve	41.3	—	25.0	15.8	50.5
Warranty accrual	7.7	1.9	1.1	1.8	8.9
Valuation allowance	944.5	18.6	20.7	18.7	965.1

EXHIBIT INDEX
     The following documents are filed as Exhibits to this report or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included that document.

Exhibit
Number	Description
2.1	Share Purchase Agreement, dated March 25, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated June 2, 2004.)

2.2	First Amendment to Share Purchase Agreement, dated May 18, 2004 among ADC Telecommunications, Inc., KRONE International Holding, Inc., KRONE Digital Communications Inc., GenTek Holding Corporation and GenTek Inc. (Incorporated by reference to Exhibit 2.2 to ADC’s Current Report on Form 8-K dated June 2, 2004.)

2.3	Agreement and Plan of Merger, dated July 21, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated July 21, 2005.)

2.4	First Amendment to Agreement and Plan of Merger, dated August 16, 2005, by and among ADC Telecommunications, Inc., Falcon Venture Corp., Fiber Optic Network Solutions Corp., and Michael J. Noonan. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated August 16, 2005.)

2.5	Agreement and Plan of Merger dated October 21, 2007 by and among ADC Telecommunications, Inc., Hazeltine Merger Sub, Inc. and LGC Wireless, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K dated October 21, 2007.)

2.6	Share Purchase Agreement dated November 12, 2007 between ADC Telecommunications (China) Limited, ADC Telecommunications, Inc., Frontvision Investment Limited, and the shareholders of Frontvision Investment Limited, as amended. (Incorporated by reference to Exhibit 2.6 of ADC’s Annual Report on Form 10-K for the year ended October 31, 2008.)

2.7	Agreement and Plan of Merger dated July 12, 2010 among ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. (Incorporated by reference to Exhibit 2.1 to ADC’s Form 8-K filed on July 13, 2010.)

2.8	Amendment No. 1 to the Agreement and Plan of Merger between ADC Telecommunications, Inc., Tyco Electronics Ltd. and Tyco Electronics Minnesota, Inc. dated as of July 24, 2010. (Incorporated by reference to Exhibit 2.1 to ADC’s Current Report on Form 8-K filed on July 26, 2010.)

3.1	Restated Articles of Incorporation of ADC Telecommunications, Inc., conformed to incorporate amendments dated January 20, 2000, June 30, 2000, August 13, 2001, March 2, 2004 and May 9, 2005. (Incorporated by reference to Exhibit 3-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

3.2	Restated Bylaws of ADC Telecommunications, Inc. effective December 9, 2008. (incorporated by reference to Exhibit 3.1 of ADC’s Current Report on Form 8-K dated December 12, 2008.)

4.1	Form of certificate for shares of Common Stock of ADC Telecommunications, Inc. (Incorporated by reference to Exhibit 4-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2005.)

4.2	Rights Agreement, as amended and restated as of May 9, 2007, between ADC Telecommunications, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes as Exhibit A, the Form of Certificate of Designation, Preferences and Right of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares). (Incorporated by reference to Exhibit 4-b to ADC’s Form 8-A/A filed on May 11, 2007.

4.3	Indenture dated as of June 4, 2003, between ADC Telecommunications, Inc. and U.S. Bank National Association. (Incorporated by reference to Exhibit 4-g of ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

4.4	Indenture between ADC Telecommunications, Inc. and U.S. Bank National Association, as trustee, dated as of December 26, 2007 (including Form of Convertible Subordinated Note due 2015.) (Incorporated by reference to Exhibit 4.1 to ADC’s Current Report on Form 8-K dated December 19, 2007.)

4.5	Indenture between ADC Telecommunications, Inc. and U.S. Bank National Association, as trustee, dated as of

Exhibit
Number	Description
December 26, 2007 (including Form of Convertible Subordinated Note due 2017.) (Incorporated by reference to Exhibit 4.2 to ADC’s Current Report on Form 8-K dated December 19, 2007.)

10.1†	ADC Telecommunications, Inc. Global Stock Incentive Plan, amended and restated as of December 12, 2006. (Incorporated by reference to Exhibit 10-a of ADC’s Annual Report on Form 10-K for the year ended October 31, 2007.)

10.2†	ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 of ADC’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2008.)

10.3†	ADC Telecommunications, Inc.2010 Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.)

10.4†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2009. (Incorporated by reference to Exhibit 10.5 of ADC’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.5†	ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2009. (Incorporated by reference to Exhibit 10.6 of ADC’s Annual Report on Form 10-K for the year ended October 31, 2008.)

10.6†	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2010. (Incorporated by reference to Exhibit 10.6 of ADC’s Annual Report on Form 10-K for the year ended September 30, 2009.)

10.7†	ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2010. (Incorporated by reference to Exhibit 10.6 of ADC’s Annual Report on Form 10-K for the year ended September 30, 2009.)

10.8†*	ADC Telecommunications, Inc. Management Incentive Plan for Fiscal Year 2011.

10.9†*	ADC Telecommunications, Inc. Executive Management Incentive Plan for Fiscal Year 2011.

10.10†	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-a to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.11†	ADC Telecommunications, Inc. Change in Control Severance Pay Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.12†	ADC Telecommunications, Inc. Executive Change in Control Severance Pay Plan (For Individuals Who Become Eligible Employees After January 27, 2010). (Incorporated by reference to Exhibit 10.6 to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.)

10.13†	ADC Telecommunications, Inc. 2001 Special Stock Option Plan. (Incorporated by reference to Exhibit 10-c to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10.14†	ADC Telecommunications, Inc. Special Incentive Plan, effective November 1, 2002 and amended October 24, 2006. (Incorporated by reference to Exhibit 10-k to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002 and to ADC’s Current Report on Form 8-K dated October 30, 2006.)

10.15†	ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), as amended and restated effective as of November 1, 1989. (Incorporated by reference to Exhibit 10-aa to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10.16†	Second Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10.17†	Third Amendment to ADC Telecommunications, Inc. Deferred Compensation Plan (1989 Restatement), effective as of December 9, 2003. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.)

10.18†	ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), as amended and restated effective as of January 1, 1989. (Incorporated by reference to Exhibit 10-bb to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996.)

10.19†	Second Amendment to ADC Telecommunications, Inc. Pension Excess Plan (1989 Restatement), effective as of March 12, 1996. (Incorporated by reference to Exhibit 10-a to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.)

10.20†	ADC Telecommunications, Inc. 401(k) Excess Plan (2007 Restatement). (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated September 30, 2007.)

Exhibit
Number	Description
10.21†	Compensation Plan for Non-employee directors of ADC Telecommunications, Inc. (2007 Restatement). (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated September 30, 2007.)

10.22†	Executive Employment Agreement dated as of August 13, 2003, between ADC Telecommunications, Inc., and Robert E. Switz. (Incorporated by reference to Exhibit 10-e to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003.)

10.23†	Amendment to Employment Agreement between ADC Telecommunications, Inc. and Robert E. Switz dated December 28, 2008. (Incorporated by reference to Exhibit 10.10 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.24†	Second Amendment to Employment Agreement between ADC Telecommunications, Inc. and Robert E. Switz dated July 1, 2009. (Incorporated by reference to Exhibit 99.1 to ADC’s Current Report on Form 8-K dated July 1, 2009.

10.25†	ADC Telecommunications, Inc. Executive Stock Ownership Policy for Section 16 Officers, effective as of January 1, 2004, and amended as of May 10, 2005. (Incorporated by reference to Exhibit 10-b to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2005.)

10.26†	Summary of Executive Perquisite Allowances. (Incorporated by reference to Exhibit 10-cc to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.)

10.27†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to certain officers and key management employees of ADC with respect to option grants made under the ADC Telecommunications, Inc. 2001 Special Stock Option Plan on November 1, 2001 (the form of incentive stock option agreement contains the same material terms). (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.)

10.28†	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-b to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10.29†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc., restated as of January 1, 2004. (Incorporated by reference to Exhibit 10-c to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10.30†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to ADC’s fiscal 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10.31†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-d to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10.32†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-e to ADC’s Current Report on Form 8-K dated February 1, 2005.)

10.33†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-f to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10.34†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the Compensation Plan for Non-Employee Directors prior to December 18, 2006. (Incorporated by reference to Exhibit 10-g to ADC’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2004.)

10.35†	Form of ADC Telecommunications, Inc. Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications Inc. Global Stock Incentive Plan prior to December 18, 2006. (Incorporated by reference to Exhibit 10-gg to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005.)

Exhibit
Number	Description
10.36†	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-x to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.37†	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-y to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.38†	Form of ADC Telecommunications, Inc. Three-Year Restricted Stock Unit CEO Award Agreement effective December 18, 2006 granted to Robert E. Switz under the ADC Telecommunications, Inc. Global Stock Incentive Plan. (Incorporated by reference to Exhibit 10-z to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.39†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ee to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.40†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ff to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.41†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to non-employee directors with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 18, 2006. (Incorporated by reference to Exhibit 10-ii to ADC’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006.)

10.42†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.2 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.43†	Form of ADC Telecommunications, Inc. Non-qualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.3 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.44†	Form of ADC Telecommunications, Inc. Three-Year Time Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.4 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.45†	Form of ADC Telecommunications, Inc. Three-Year Performance Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. Global Stock Incentive Plan beginning December 17, 2007. (Incorporated by reference to Exhibit 10.5 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.46†	Form of Restricted Stock Unit Award Agreement provided to non-employee directors with respect to restricted stock unit grants made under the ADC Telecommunications Inc. 2008 Global Stock Incentive Plan beginning March 7, 2008. (Incorporated by reference to Exhibit 10.6 of ADC’s Quarterly Report on Form 10-Q for the quarter ended February 1, 2008.)

10.47†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to Robert E. Switz under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan on December 23, 2008. (Incorporated by reference to Exhibit 99.1 of ADC’s Current Report on Form 8-K dated December 23, 2008.)

10.48†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to Robert E. Switz under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan on December 23, 2008. (Incorporated by reference to Exhibit 99.2 of ADC’s Current Report on Form 8-K dated December 23, 2008.)

10.49†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning

Exhibit
Number	Description
December 15, 2008. (Incorporated by reference to Exhibit 10.5 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.50†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.6 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.51†	Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.7 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.52†	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.8 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.53†	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Cash Unit Award Agreement provided to employees with respect to restricted cash unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning December 15, 2008. (Incorporated by reference to Exhibit 10.9 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 30, 2009.)

10.54†	Form of Performance-Based Restricted Stock Unit Award Agreement dated September 30, 2009 between ADC Telecommunications, Inc. and Robert E. Switz. (Incorporated by reference to Exhibit 99.1 to ADC’s Current Report on Form 8-K dated October 2, 2009.)

10.55†	Form of Two-Year Performance Based Restricted Stock Unit Rights Award Agreement dated September 30, 2009. (Incorporated by reference to Exhibit 99.2 to ADC’s Current Report on Form 8-K dated October 2, 2009.)

10.56†	Form of Three-Year Time Based Restricted Stock Unit Award Agreement dated September 30, 2009. (Incorporated by reference to Exhibit 99.3 to ADC’s Current Report on Form 8-K dated October 2, 2009.)

10.57†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning November 23, 2009. (Incorporated by reference to Exhibit 10.3 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.)

10.58†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning November 23, 2009. (Incorporated by reference to Exhibit 10.4 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.)

10.59†	Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan beginning November 23, 2009. (Incorporated by reference to Exhibit 10.5 to ADC’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2010.)

10.60†	Form of ADC Telecommunications, Inc. Incentive Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010. (Incorporated by reference to Exhibit 10.1 to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.)

10.61†	Form of ADC Telecommunications, Inc. Nonqualified Stock Option Agreement provided to employees with respect to option grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010. (Incorporated by reference to Exhibit 10.2 to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.)

10.62†	Form of ADC Telecommunications, Inc. Three-Year Time-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010. (Incorporated by reference to Exhibit 10.3 to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.)

10.63†	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Restricted Stock Unit Award Agreement provided to employees with respect to restricted stock unit grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010. (Incorporated by reference to Exhibit 10.4 to

Exhibit
Number	Description
ADC’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.)

10.64†	Form of ADC Telecommunications, Inc. Three-Year Performance-Based Cash Unit Award Agreement provided to employees with respect to restricted cash unit grants made under the ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan beginning February 10, 2010. (Incorporated by reference to Exhibit 10.5 to ADC’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2010.)

10.65	Loan and Security Agreement dated December 18, 2009 by and among ADC Telecommunications, Inc., ADC Telecommunications Sales, Inc. and LGC Wireless, Inc. as borrowers; ADC DSL Systems, Inc., ADC International OUS, Inc., ADC Optical Systems, Inc. and ADC International Holding Inc. as guarantors and Wachovia Bank, National Association as lender, administrative and collateral agent, syndication agent, lead arranger and lead bookrunner (Incorporated by reference to Exhibit 10.1 to ADC’s Current Report on Form 8-K filed on December 18, 2009.)

10.66†	Amendment, dated July 12, 2010, to the ADC Telecommunications, Inc. Global Stock Incentive Plan, amended and restated as of December 12, 2006; ADC Telecommunications, Inc. 2008 Global Stock Incentive Plan; ADC Telecommunications, Inc. 2010 Global Stock Incentive Plan; ADC Telecommunications, Inc. 2001 Special Stock Option Plan; and Compensation Plan for Non-Employee Directors of ADC Telecommunications, Inc. (2007 Restatement). (Incorporated by reference to Item 1.01 of ADC’s Current Report on Form 8-K dated July 13, 2010.)

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of ADC Telecommunications, Inc.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney.

31.1*	Certification of principal executive officer required by Exchange Act Rule 13a-14(a).

31.2*	Certification of principal financial officer required by Exchange Act Rule 13a-14(a).

32*	Certifications furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report.
We have excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of ADC where the total amount of the securities authorized under such instruments does not exceed 10% of our total assets. We hereby agree to furnish a copy of any of these instruments to the SEC upon request.